Form 10-Q
period 2004-06-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2004-08-16
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-108780

HINES REAL ESTATE INVESTMENT TRUST, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	20-0138854 (I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5000 Houston, Texas (Address of principal executive offices)	75056-6118 (Zip code)

Registrant’s telephone number, including area code

(888) 220-6121

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

     As of August 13, 2004, there were 1,000 outstanding common shares of the common stock of Hines Real Estate Investment Trust, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2004	2003
ASSETS
Cash	$211,000	$211,000
Prepaid insurance	149,063	—
Deferred offering costs	188,000	183,000

TOTAL ASSETS	$548,063	$394,000

LIABILITIES AND SHAREHOLDER’S DEFICIT
Liabilities:
Accounts payable	$125,703	$897
Accrued liabilities	—	1,327
Due to affiliate, net	658,565	202,203

Total liabilities	784,268	204,427

Minority interest	200,000	200,000

Commitments and Contingencies

Shareholder’s deficit:
Common stock, $.001 par value; 1,500,000,000 and 100,000 common shares authorized as of June 30, 2004 and December 31, 2003, respectively; 1,000 common shares issued and outstanding as of June 30, 2004 and December 31, 2003	1	1
Additional paid-in capital	9,999	9,999
Retained deficit	(446,205)	(20,427)

Total shareholder’s deficit	(436,205)	(10,427)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$548,063	$394,000

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2004
Revenues	$—	$—

Expenses:
Organizational expenses	218,725	370,091
General and administrative expenses	51,188	55,687

Total Expenses	269,913	425,778

Net Loss	$(269,913)	$(425,778)

Loss per common share	$(269.91)	$(425.78)

Weighted average number of common shares outstanding	1,000	1,000

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT
For the Six Months Ended June 30, 2004
(UNAUDITED)

	Common Stock		Additional		Total
	Common		Paid-In	Retained	Shareholder's
	shares	Amount	Capital	Deficit	Deficit
BALANCE, January 1, 2004	1,000	$1	$9,999	$(20,427)	$(10,427)
Net loss	—	—	—	(425,778)	(425,778)

BALANCE, June 30, 2004	1,000	$1	$9,999	$(446,205)	$(436,205)

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2004
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(425,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid insurance	(149,063)
Increase in accounts payable	124,806
Decrease in accrued liabilities	(1,327)

Net cash used in operating activities	(451,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from affiliate, net	456,362
Additions to deferred offering costs	(5,000)

Net cash provided by financing activities	451,362

Net change in cash	—
Cash, beginning of period	211,000

Cash, end of period	$211,000

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2004
(UNAUDITED)

1. Organization

     Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with the Operating Partnership (as defined below), the “Company”), was formed on August 5, 2003 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. Subject to certain restrictions and limitations, the business of the Company will be managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement Hines REIT and the Operating Partnership have entered into with the Advisor (the “Advisory Agreement”) (see Note 4).

     On August 27, 2003, Hines REIT Investor, L.P., an affiliate of the Advisor, purchased 1,000 common shares of common stock for $10,000 and was admitted as the initial shareholder of Hines REIT. Hines REIT and HALP Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines REIT Properties, L.P. (the “Operating Partnership”) on August 20, 2003. On August 27, 2003, Hines REIT and HALP made initial capital contributions to the Operating Partnership of $2,020 and $200,000, respectively. On May 20, 2004, Hines REIT made an additional capital contribution to the Operating Partnership of $7,980. On May 24, 2004, HALP assigned its capital interest in the Operating Partnership to Hines Real Estate Holdings Limited Partnership (“HREH”), an affiliate of Hines. As of June 30, 2004 Hines REIT owned a 4.8% general partnership interest in the Operating Partnership. Management expects Hines REIT’s ownership percentage in the Operating Partnership to increase significantly as Hines REIT invests net proceeds from the Offering (as defined below) in the Operating Partnership. The Operating Partnership currently has no substantive operations, but Hines REIT anticipates that it will conduct substantially all of its operations through the Operating Partnership.

     On May 24, 2004, Hines REIT amended its Articles of Incorporation to authorize 1,500,000,000 common shares with a par value of $.001 (the “common shares”) and 500,000,000 preferred shares with a par value of $.001. No preferred shares had been issued by Hines REIT through June 30, 2004. On June 18, 2004, Hines REIT commenced its initial public offering pursuant to which it is offering a minimum of 1,000,000 (the “Minimum Number of Shares”) and a maximum of 220,000,000 common shares for sale to the public (the “Offering”). Hines REIT has retained Hines Real Estate Securities, Inc., (“HRES” or the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the common shares being offered pursuant to the Offering (see Note 4). The Company intends to invest the net proceeds from the Offering directly or indirectly primarily in office properties located throughout the United States. Hines REIT had sold no common shares pursuant to the offering as of June 30, 2004. Other than its commitment to acquire an initial investment in the Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”) (see Note 3), the Company had neither purchased nor contracted to purchase any real estate investments as of June 30, 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of Hines REIT and the Operating Partnership (over which Hines REIT exercises financial and operating control) and the related minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

     These consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in Hines REIT’s annual financial statements and notes. These financial statements are unaudited; however, amounts presented in the balance sheet as of December 31, 2003 are derived from its audited financial statements as of that date. For further information, refer to the financial statements and footnotes for the year ended December 31, 2003 included in Hines REIT’s Registration Statement on Form S-11 (File No. 333-108780) (the “Registration Statement”). In the opinion of the Company’s management, the statements for the unaudited interim periods presented include all adjustments necessary to present a fair presentation for such periods. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. Consolidated results of operations and cash flows for the six and three months ended June 30, 2003 have not been presented because the Company had not been formed and was not operating during that period.

Cash and Cash Equivalents

     The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 2004 and December 31, 2003, the Company did not have any cash equivalents.

Real Estate Purchase Price Allocation

     The Company will allocate the purchase price to tangible assets of an acquired property (which include land, building and tenant improvements) based on the estimated fair values of those tangible assets assuming the building was vacant. The Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the leases. The Company will amortize any capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The Company will amortize any capitalized below-market lease values as an increase to rental income over the remaining non-cancelable terms of the respective leases.

     The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

     The value of the in-place leases will be amortized to expense over the initial term of the respective leases, which we primarily expect to range from five to 20 years. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

     Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company will also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

Organizational and Offering Costs

     Hines REIT incurred Securities and Exchange Commission filing fees of $180,000 in September, 2003, which are recorded as deferred offering costs in the accompanying consolidated balance sheet. Organizational costs including primarily legal and directors’ fees associated with the formation and initial activities of Hines REIT’s board of directors are recorded as organizational expenses in the accompanying consolidated statements of operations.

     Certain other organizational and offering costs of the Company have been paid by the Advisor on behalf of the Company. These costs consist of actual legal, accounting, printing, marketing and certain other offering-related expenses, and may include, but are not limited to, (i) amounts to reimburse the Advisor for all marketing-related costs and expenses such as salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates in connection with registering and marketing of Hines REIT’s common shares; (ii) salaries and direct expenses of employees of HRES while preparing for the offering and marketing of Hines REIT’s common shares and in connection with their wholesaling activities; (iii) travel and entertainment expenses related to the offering and marketing of Hines REIT’s common shares; (iv) facilities and technology costs and other costs and expenses associated with the Offering and marketing of Hines REIT’s common shares; (v) costs and expenses of conducting Hines REIT’s educational conferences and seminars; (vi) costs and expenses of attending broker-dealer sponsored conferences; and (vii) payment or reimbursement of bona fide due diligence expenses. Pursuant to the Advisory Agreement, the Company will be obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred or 3.0% of the gross proceeds raised from the Offering. In no event will the Company have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.0% of the gross proceeds from the Offering. Through June 30, 2004, Hines REIT had sold no common shares pursuant to the Offering. In the event that the Minimum Number of Shares is not sold to the public, Hines REIT will terminate the Offering and will have no obligation to reimburse the Advisor for any organizational and offering costs.

     As of June 30, 2004 and December 31, 2003, the Advisor had incurred on behalf of the Company organizational and offering costs of approximately $15.8 million and $6.4 million, respectively (of which approximately $7.2 million and $2.9 million as of June 30, 2004 and December 31, 2003, respectively, relates to the Advisor or its affiliates), which includes approximately $10.1 million and $3.9 million as of June 30, 2004 and December 31, 2003, respectively, of organizational and internal offering costs, which will be expensed as incurred, and approximately $5.7 million and $2.5 million as of June 30, 2004 and December 31, 2003, respectively, of third-party offering costs which will reduce net proceeds of the Offering within additional paid-in capital. These costs are not recorded in the financial statements of the Company as of June 30, 2004 or December 31, 2003 because such costs are not a liability of the Company until (1) the Advisory Agreement is executed (which it was on May 24, 2004) and (2) subscriptions for the Minimum Number of Shares are received and accepted by Hines REIT. As discussed above, when recorded by the Company, organizational and internal offering costs will be expensed as incurred, and third-party offering costs will be deferred and charged to shareholders’ equity as such amounts are reimbursed to the Advisor from the gross proceeds of the Offering.

Per Share Data

     Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Diluted loss per common share has not been presented as there were no dilutive potential common shares for the three or six months ended June 30, 2004.

Income Taxes

     For the year ending December 31, 2004, Hines REIT intends to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and will be taxed as such beginning with its taxable year ending December 31, 2004. To qualify as a REIT, Hines REIT must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of its annual ordinary taxable income to its shareholders. As a REIT, Hines REIT generally will not be subject to federal income tax on taxable income that it distributes to its shareholders. If Hines REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted Hines REIT relief under certain statutory provisions. Such an event could materially adversely affect Hines REIT’s net income and net cash available for distribution to its shareholders. However, Hines REIT management believes that the Company is organized and will operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes.

During the three and six months ended June 30, 2004, Hines REIT generated a deferred tax asset of approximately $41,000 and $64,000, respectively. Hines REIT has recorded a valuation allowance of a like amount because of its intention to qualify as a REIT in 2004, which would not allow for the realization of the deferred tax asset.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3. Commitments and Contingencies

     The Core Fund is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. The Core Fund has no substantive operations other than holding interests in real estate investments. On June 3, 2004 the Operating Partnership entered into an agreement obligating it to use its first $35 million of net proceeds to acquire an interest in the Core Fund. The proceeds the Operating Partnership intends to use to acquire such interest will include net proceeds raised from investors in the Offering and the net proceeds from a $10 million investment to be made in the Operating Partnership by HREH. If the Operating Partnership had acquired this $35 million investment in the Core Fund in a single transaction on June 30, 2004, the Operating Partnership would have owed the Advisor an acquisition fee of approximately $400,000. Factors including the gross asset value of the Core Fund’s real estate investments and the amount of the Core Fund’s net invested equity as of the date the Company actually acquires an investment in the Core Fund could have a significant impact on the amount of the acquisition fee actually payable to the Advisor.

     The Company’s investment in the Core Fund will be in the form of a non-managing general partner interest. This type of interest has limited rights with respect to the day-to-day operations of the Core Fund, but has full general partner liability under Delaware law. The Core Fund owns interests in real estate assets through trusts and limited liability companies which management expects will have mortgage financing in place at the time the Company makes its investment in the Core Fund. None of this debt is currently recourse to the Core Fund. Management cannot predict whether the Core Fund itself will use other debt financing in the future.

     The Company’s interest in the Core Fund will be acquired from an affiliate of Hines. The purchase price for this interest will be based on the selling entity’s cost of these interests when they were acquired in August 2003, February 2004 and May 2004. The Company believes this consideration to be paid represents the fair value of these interests based on the Company’s review and analysis of historical financial results of the properties owned by the Core Fund, previous property valuation analyses of these properties, and the Company’s due diligence review of other materials relating to the investment. The board of directors of Hines REIT approved this transaction after obtaining a determination from an independent expert supporting the fair value of this interest.

4. Related Party Transactions

Advisory Agreement

     The Advisory Agreement entitles the Advisor to receive specified fees upon the provision of certain services with regard to the investment of funds in and management of real estate investments, among other services, as well as reimbursements for organizational and offering costs incurred by the Advisor on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company.

     The Advisory Agreement expires on May 24, 2005 and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the parties. The Advisory Agreement may be terminated without cause by a majority of Hines REIT’s independent directors or by the Advisor upon 60 days’ written notice, and may be terminated immediately by the Company or the Advisor under certain circumstances. In the event the Advisory Agreement is terminated, the Advisor will be paid all earned, accrued and unpaid compensation and expense reimbursements within 30 days.

Acquisition Fees — The Company will pay an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. No acquisition fees were earned by the Advisor through June 30, 2004.

Asset Management Fees — The Company will pay asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee is earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. No asset management fees were earned by the Advisor through June 30, 2004.

Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company will reimburse the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. As of June 30, 2004 and December 31, 2003 the Advisor had advanced $658,565 and $202,203, respectively, to the Company to fund certain organizational and offering costs incurred by the Company. Management expects that these amounts will be repaid out of proceeds from the Offering or future operating cash flow.

Reimbursement to the Company — The Advisor must reimburse the Company quarterly for any amounts by which operating expenses exceed, in any four consecutive fiscal quarters, the greater of (i) 2.0% of the Company’s average invested assets, which consists of the average book value of its real estate properties, both equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, or (ii) 25.0% of its net income, excluding the gain on sale of any of the Company’s assets, unless Hines REIT’s independent directors determine that such excess was justified. Operating expenses generally include all expenses paid or incurred by the Company as determined by generally accepted accounting principles, except certain expenses identified in Hines REIT’s Amended and Restated Articles of Incorporation.

Dealer Manager Agreement

     Hines REIT has entered into a dealer manager agreement (the “DMA”) with HRES, for marketing the common shares being offered pursuant to the Offering. The DMA expires at the close of business on the date that the Offering is terminated. The DMA may be terminated by either party upon 60 days’ written notice and may be terminated immediately by Hines REIT or HRES under certain circumstances.

     The Company will pay HRES selling commissions in an amount of up to 6.0% of the gross proceeds of the common shares sold pursuant to the Offering (up to 4.0% for common shares issued pursuant to the dividend reinvestment plan) plus a dealer manager fee in the amount of 2.2% of the gross proceeds of the common shares sold pursuant to the Offering. No dealer manger fee will be paid with respect to the common shares sold pursuant to Hines REIT’s dividend reinvestment plan. Additionally, the Company or the Advisor may reimburse HRES for certain employee compensation and other expenses relating to the Offering, including but not limited to reimbursement of up to 0.5% of gross proceeds for bona fide due diligence expenses incurred by HRES. There have been no selling commissions, dealer manager fees or expense reimbursements paid by the Company to HRES as of June 30, 2004.

The Participation Interest

     Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The Participation Interest was issued in consideration for an obligation by Hines and its affiliates to perform future services in connection with the Company’s real estate operations. The percentage interest in the Operating Partnership attributable to the Participation Interest was 0.0% as of June 30, 2004. The Participation Interest increases as described below and entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution. Because the Participation Interest is a profits interest, any value of such interest will be ultimately realized only if the Operating Partnership has adequate gain or profit to allocate to the holder of the Participation Interest.

     The Participation Interest as of the end of a particular calendar month will equal the sum of: (i) the percentage interest attributable to the Participation Interest as of the end of the immediately preceding month, adjusted for any issuances or redemptions of units of partnership interest in the Operating Partnership during the month, plus (ii) 0.0625% of the net equity received by the Operating Partnership and invested in real estate investments as of the end of the current month, divided by the Equity Value (as defined in the Amended and Restated Agreement of Limited Partnership of the Operating Partnership) of the Operating Partnership as of the end of the current month, plus (iii) 0.50% of the gross amount invested by the Operating Partnership in any real estate investments, including debt attributable to such investments (“Gross Real Estate Investments”), made by the Operating Partnership during the current month divided by the Equity Value of the Operating Partnership as of the end of such month; provided that in the case of amounts invested in entities not wholly-owned by the Operating Partnership, it will be the Company’s allocable share of the Gross Real Estate Investments of such entities, divided by the Equity Value of the Operating Partnership as of the end of such month. The monthly adjustment to the percentage interest attributable to the Participation Interest is intended to approximate the economic equivalent of the cash acquisition and asset management fees earned by the Advisor under the Advisory Agreement for the applicable month, and the immediate and automatic reinvestment of such amount into the Operating Partnership in exchange for equity.

     As the percentage interest of the Participation Interest is adjusted, the value attributable to such adjustment will be charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares. The conversion and redemption features of the Participation Interest will be accounted for in accordance with the guidance of EITF 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts. Redemptions for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability, with any additional amounts recorded as a reduction to equity. Conversions into common shares of Hines REIT will be recorded as an increase to the common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the Participation Interest will result in a reduction in the percentage interest attributable to the interest to the extent of such redemption or conversion and will have no impact on the calculation of subsequent increases in the Participation Interest.

Property Management and Leasing Agreements

     The Operating Partnership intends to enter into property management and leasing agreements with Hines for most, if not all, of the properties that it owns directly. Although no such agreements have been executed, the Company has agreed to a form of property management and leasing agreement with Hines, which has been approved by Hines REIT’s board of directors, including all of the independent directors.

     The Company expects for all properties that it acquires directly to pay Hines a property management fee equal to the lesser of (i) 2.5% of the annual gross revenues received from the property or (ii) the amount of property management fees recoverable from tenants of the property under their leases, subject to a minimum of 1.0% of annual gross revenues in the case of single-tenant properties. The Company will also pay a leasing fee of 1.5% of gross revenues payable over the term of each executed lease including any lease amendment, renewal, extension, expansion or similar event. Hines will also be reimbursed for actual expenses incurred in connection with the management and operation of the properties. Included in this reimbursement are the costs of personnel and overhead expenses related to such personnel who are located in Hines’ central and regional offices, to the extent to which such costs and expenses relate to or support Hines’ performance of its duties. These reimbursements of off-site costs will be limited to the amount that is recovered from tenants under their leases and will not exceed in any calendar year a per-rentable-square-foot limitation for each property. This per-square-foot limitation is $0.205 for 2004, increasing on January 1 of each year subsequent to 2004 based on the consumer price index.

     If Hines provides re-development construction management services, Hines will be paid a fee equal to 2.5% of the total project costs relating to the re-development, plus direct costs incurred by Hines in connection with providing the related services.

Additionally, tenant construction management fees may also be payable to Hines by the tenant under its lease, or if payable by the landlord, the Company will reimburse Hines for any direct costs incurred by off-site employees in connection with providing the related services.

5.  Subsequent Events -- Sale of Common Shares

From July 1, 2004 through August 13, 2004, Hines REIT received subscriptions for approximately 36,650 common shares. The proceeds of such subscriptions are being held in escrow until such time as Hines REIT has received subscriptions for 1,000,000 common shares. As of August 13, 2004, approximately 199,963,350 million common shares remained available for sale to the public pursuant to the Offering, exclusive of common shares available under Hines REIT's dividend reinvestment plan.

***********

HINES REAL ESTATE INVESTMENT TRUST, INC.

Unaudited Pro Forma Consolidated Financial Statements
June 30, 2004

     Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with Hines REIT Properties, L.P. (the “Operating Partnership”), the “Company”) has committed to acquire a $35 million interest in Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”), an affiliate of Hines Interests Limited Partnership (“Hines”), currently held by an affiliate of Hines. If the Company does not acquire this interest in the Core Fund by June 18, 2005, its right to acquire this interest will expire. The Unaudited Pro Forma Consolidated Balance Sheet assumes the Company received gross proceeds of $38.8 million, including the $10 million contribution by Hines Real Estate Holdings Limited Partnership, an affiliate of Hines (“HREH”), reduced for payment of selling commissions, dealer manager fees, organizational and offering costs and acquisition fees and expenses, and subsequently invested $35 million in the Core Fund on June 30, 2004. The Unaudited Pro Forma Consolidated Statements of Operations assume the Company invested $35 million in the Core Fund on January 1, 2004. In management’s opinion, all adjustments necessary to reflect the effects of these transactions have been made. The Unaudited Pro Forma Consolidated Balance sheet is not necessarily indicative of what the actual Consolidated Balance Sheet would have been had this transaction occurred on June 30, 2004. The Unaudited Pro Forma Consolidated Statements of Operations are not necessarily indicative of what actual results of operations would have been had this transaction occurred on January 1, 2004, nor do they purport to represent the results of operations for future periods. These pro forma financial statements do not give effect to additional proceeds, if any, from the Offering.

HINES REAL ESTATE INVESTMENT TRUST, INC.
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
June 30, 2004

		Adjustments for
	Historical	Acquisitions		Pro Forma
ASSETS
Cash	$211,000	$--	(a)(b)(c)	$211,000
Prepaid insurance	149,063	—		149,063
Deferred offering costs	188,000	(188,000	)(a)	—
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	—	35,200,000	(c)	35,200,000

TOTAL ASSETS	$548,063	$35,012,000		$35,560,063

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable	$125,703	$—		$125,703
Participation interest liability	—	390,800	(d)	390,800
Due to affiliate, net	658,565	14,972,400	(b)(a)	15,630,965

Total Liabilities	784,268	15,363,200		16,147,468
Minority interest	200,000	10,000,000	(b)	10,200,000
Commitments and Contingencies
Shareholders’ equity (deficit):
Common stock	1	2,882	(b)	2,883
Additional paid in capital	9,999	20,532,918	(b)(a)	20,542,917
Retained deficit	(446,205)	(10,887,000	)(a)(d)	(11,333,205)

Total shareholders’ equity (deficit)	(436,205)	9,648,800		9,212,595

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$548,063	$35,012,000		$35,560,063

See notes to unaudited pro forma consolidated balance sheet and unaudited note to pro forma consolidated financial statements.

Notes to Unaudited Pro Forma Consolidated Balance Sheet as of June 30, 2004

(a)	To record the pro forma effect of organization and offering costs incurred through June 30, 2004, net of reimbursements to Hines from pro forma gross offering proceeds raised and retirement of capitalized deferred offering costs against additional paid-in capital. Total costs incurred through June 30, 2004 were approximately $15.8 million, of which $5.7 million related to offering costs, which was treated as a reduction to offering proceeds, and $10.1 million related to organizational and internal offering costs expensed.

(b)	To record the pro forma effect of the receipt of gross proceeds of $38.8 million, including the $10 million contribution by HREH, reduced for payment of selling commissions and dealer manager fees of approximately $2.4 million and reimbursement of organizational and offering costs to the Advisor of approximately $865,000.

(c)	To record the pro forma effect of the investment of $35 million of net proceeds in the Core Fund and third-party acquisition costs related to the investment.

(d)	To record the pro forma effect of the acquisition fee incurred, including the amount related to the Participation Interest, related to the Company’s investment in the Core Fund.

HINES REAL ESTATE INVESTMENT TRUST, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2004

		Adjustments for
	Historical	Acquisitions		Pro Forma
REVENUES
Equity in earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	$—	$220,400	(a)	$220,400

Total Revenues	—	220,400		220,400
EXPENSES
Asset management and acquisition fees	—	1,044,000	(b)	1,044,000
Organizational and offering expenses.	370,091	10,105,500	(c)	10,475,591
General and administrative expenses	55,687	—		55,687

Total Expenses	425,778	11,149,500		11,575,278

NET LOSS	$(425,778)	$(10,929,100)		$(11,354,878)

Loss per common share	$(425.78)	$(3.79)		$(3.94	)(d)

Weighted average number of common shares outstanding	1,000	2,882,000		2,883,000	(d)

See notes to unaudited pro forma consolidated statement of operations and unaudited note to pro forma consolidated financial statements.

Notes to Unaudited Pro Forma Consolidated Statement of Operations for the Six Months Ended June 30, 2004

(a)	To record the pro forma effect of the Company’s equity in earnings of its $35 million (representing approximately 24% of the Core Fund’s equity) anticipated investment in the Core Fund assuming the Company’s investment in the Core Fund and the Core Fund’s acquisitions of the four properties held by NY Trust I and NY Trust II and the two Shell Buildings (all as defined below) occurred on January 1, 2004. Utilizing historical operating data for the six properties and adjusting for the impact of the purchase accounting on rental revenues for straight-line rent and amortization of intangibles, depreciation and amortization and interest expense, unaudited pro forma net income for the Core Fund for the six months ended June 30, 2004 is approximately $928,000.

(b)	To record the pro forma effect of the asset management and acquisition fees incurred, including the amount related to the participation interest in the Operating Partnership held by HALP Associates Limited Partnership, related to the Company’s investment in the Core Fund.

(c)	To record the pro forma effect of organizational and internal offering expenses.

(d)	Pro forma loss per common share is calculated by dividing the pro forma net loss for the period by the pro forma weighted average number of common shares outstanding during the period. The pro forma weighted average number of common shares outstanding is calculated assuming that (i) the 1,000 common shares purchased by Hines REIT Investor, L.P. on August 27, 2003 were outstanding during the entire period, (ii) 2,882,000 additional common shares were authorized, issued and outstanding during the entire period (representing the number of common shares which would need to be issued (in addition to the $10 million contribution by HREH) to provide net proceeds of $35 million) and (iii) there were no dilutive potential common shares for the period.

HINES REAL ESTATE INVESTMENT TRUST, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2004

		Adjustments for
	Historical	Acquisitions		Pro Forma
REVENUES
Equity in earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	$—	$89,200	(a)	$89,200

Total Revenues	—	89,200		89,200
EXPENSES
Asset management fees	—	131,300	(b)	131,300
Organizational and offering expenses	218,725	—		218,725
General and administrative expenses	51,188	—		51,188

Total Expenses	269,913	131,300		401,213

NET LOSS	$(269,913)	$(42,100)		$(312,013)

Loss per common share	$(269.91)	$(.01)		$(.11	)(c)

Weighted average number of common shares outstanding	1,000	2,882,000		2,883,000	(c)

See notes to unaudited pro forma consolidated statement of operations and unaudited note to pro forma consolidated financial statements.

Notes to Unaudited Pro Forma Consolidated Statement of Operations for the Three Months Ended June 30, 2004

(a)	To record the pro forma effect of the Company’s equity in earnings of its $35 million (representing approximately 24% of the Core Fund’s equity) anticipated investment in the Core Fund assuming the Company’s investment in the Core Fund and the Core Fund’s acquisitions of the four properties held by NY Trust I and NY Trust II and the two Shell Buildings (all defined below) occurred on January 1, 2004. Utilizing historical operating data for the six properties and adjusting for the impact of the purchase accounting on rental revenues for straight-line rent and amortization of intangibles, depreciation and amortization and interest expense, unaudited pro forma net income for the Core Fund for the three months ended June 30, 2004 is approximately $376,000.

(b)	To record the pro forma effect of the asset management fee incurred, including the amount related to the Participation Interest, related to the Company’s investment in the Core Fund.

(c)	Pro forma loss per common share is calculated by dividing the pro forma net loss for the period by the pro forma weighted average number of common shares outstanding during the period. The pro forma weighted average number of common shares outstanding is calculated assuming that (i) the 1,000 common shares purchased by Hines REIT Investor, L.P. on August 27, 2003 were outstanding during the entire period, (ii) 2,882,000 additional common shares were authorized, issued and outstanding during the entire period (representing the number of common shares which would need to be issued (in addition to the $10 million contribution by HREH) to provide net proceeds of $35 million) and (iii) there were no dilutive potential common shares for the period.

HINES REAL ESTATE INVESTMENT TRUST, INC.
UNAUDITED NOTE TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

(1) Core Fund

     The Core Fund is an investment vehicle organized in August 2003 by Hines to invest in existing office properties in the United States. In August 2003, the Core Fund, Sumitomo Life Realty (N.Y.), Inc. (“Sumitomo Life”), three independent pension plans and funds (collectively, the “NY Trust Institutional Investors”) and Hines organized Hines-Sumisei NY Core Office Trust (“NY Trust I”) to acquire three properties from Sumitomo Life and an entity affiliated with Sumitomo Life. In August 2003, NY Trust I acquired these properties for an aggregate purchase price including capitalizable transaction costs of approximately $581,100,000. The cash portion of the purchase price, transaction costs and working capital were funded by a combination of capital contributions from the NY Trust Institutional Investors and Hines affiliates, bridge financing and long-term mortgage debt from committed lenders.

     In January 2004, the Core Fund, Sumitomo Life and the NY Trust Institutional Investors organized Hines-Sumisei NY Core Office Trust II (“NY Trust II”) to acquire 600 Lexington Avenue, a fourth office property owned by Sumitomo Life. In February 2004, NY Trust II acquired 600 Lexington Avenue for a purchase price including capitalizable transaction costs of approximately $91,600,000. The cash portion of the purchase price, transaction costs and working capital were funded by a combination of capital contributions from Hines affiliates and long-term mortgage debt.

     In May 2004, the Core Fund acquired an indirect approximate 10.18% tenant-in-common interest in One Shell Plaza and Two Shell Plaza (collectively, the “Shell Buildings”). Certain institutional investors affiliated with the NY Trust Institutional Investors, affiliates of Hines and another third-party investor hold the remaining approximate 89.82% indirect tenant-in-common interests in these buildings. The Core Fund’s equity contribution for its interest in the Shell Buildings was approximately $12,000,000 (the gross purchase price of all tenant-in-common interests totaled approximately $351,772,000). The approximately $12,000,000 used by the Core Fund to acquire this interest was contributed to the Core Fund by Hines U.S. Core Office Capital Associates II Limited Partnership, an affiliate of Hines. This investment is fully consolidated in the Core Fund’s unaudited pro forma consolidated financial statements which follow.

     The unaudited pro forma consolidated financial statements have been prepared assuming the Company’s investment in the Core Fund will be accounted for utilizing the equity method as it is anticipated the Company will have the ability to exercise significant influence over, but will not exercise financial and operating control over, the Core Fund.

     The unaudited pro forma consolidated condensed financial statements of the Core Fund are summarized below. These financial statements have been prepared assuming the acquisition of the six acquired properties discussed above were made as of January 1, 2004 for purposes of the unaudited pro forma consolidated condensed statements of operations and as of the date of acquisition for the unaudited pro forma consolidated condensed balance sheet.

HINES REAL ESTATE INVESTMENT TRUST, INC.

UNAUDITED NOTE TO PRO FORMA CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
June 30, 2004

Unaudited Pro Forma Consolidated
Condensed Balance Sheet of the Core Fund
June 30, 2004

ASSETS
Cash	$40,132,000
Property, net	859,800,000
Other assets	152,686,000

Total Assets	$1,052,618,000

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$572,150,000
Other liabilities	43,927,000
Minority interest	294,279,000
Partners’ capital	142,262,000

Total Liabilities and Partners’ Capital	$1,052,618,000

Unaudited Pro Forma Consolidated
Condensed Statement of Operations of the Core Fund

		Six Months
	Three Months Ended	Ended
	June 30, 2004	June 30, 2004
Revenues	$32,674,000	$65,425,000
Expenses:
Interest	8,013,000	16,732,000
Depreciation and amortization	11,066,000	21,326,000
Operating, general and administrative and other	14,524,000	28,458,000

Total Expenses	33,603,000	66,516,000
Minority interest	1,305,000	2,019,000

Net Income	$376,000	$928,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

     We have not yet commenced operations, therefore, we do not have any meaningful active operations to discuss. The following discussion and analysis of our financial condition should be read in conjunction with our consolidated financial statements, the notes thereto, and the other financial data included elsewhere in this Form 10-Q.

A Special Note Regarding Forward-Looking Statements

     Statements included in this Form 10-Q which are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

     The forward-looking statements included herein are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying the forward-looking statements could be inaccurate. All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section of the Registration Statement on Form S-11 (File No. 333-108780) (the “Registration Statement”) of Hines Real Estate Investment Trust, Inc. (“Hines REIT”) filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

     You are cautioned not to place undue reliance on any forward-looking statements included in this Form 10-Q. All forward-looking statements are made as of the date of this Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this Form 10-Q may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-Q will be achieved.

Overview

     Hines REIT was incorporated under the General Corporation Laws of the State of Maryland on August 5, 2003 for the purpose of investing primarily in office properties located throughout the United States. In addition, Hines REIT may invest in properties outside the United States, non-office properties, mortgage loans, ground leases and other real estate investments. Hines REIT expects to conduct substantially all of its operations through, and substantially all of its real estate investments will be owned directly or indirectly by, Hines REIT Properties, L.P. (the “Operating Partnership”), which is a Delaware limited partnership formed on August 20, 2003. Hines REIT is the sole general partner of the Operating Partnership. The use of “we,” “our,” “us” or similar pronouns in this Form 10-Q refers to either Hines REIT or Hines REIT and the Operating Partnership, collectively, as required by the context in which such pronoun is used.

     We do not have employees. We have entered into an advisory agreement (the “Advisory Agreement”) with Hines Advisors Limited Partnership (the “Advisor”) pursuant to which the Advisor will perform our day-to-day operations. The Advisor will also make recommendations for all our investment decisions, which are subject to the approval of our board of directors. We will pay the Advisor various fees, and reimburse the Advisor for certain expenses incurred on our behalf, in connection with services performed by the Advisor pursuant to this Advisory Agreement. As of June 30, 2004, we had no business operations. Other than a commitment to acquire a $35 million interest in a partnership affiliated with the Advisor (see below), we have neither purchased nor contracted to purchase any real estate investments.

     We filed the Registration Statement with the SEC to offer a maximum of 200,000,000 common shares of Hines REIT, par value $0.001 per share (the “common shares”) to the public on a best efforts basis at a price of $10.00 per share (the “Offering”). We also registered up to 20,000,000 common shares under this registration statement to be issued during the Offering pursuant to our dividend reinvestment plan at a price of $9.50 per share. Proceeds raised from this offering will be placed in escrow until such time as we receive and accept subscriptions representing the minimum offering of $10,000,000 under the circumstances more fully described in the Registration Statement. We will not commence real estate operations until we receive and accept gross offering proceeds of $10,000,000. As of June 30, 2004, we had not received any subscriptions for common shares. From July 1, 2004 through August 13, 2004, we received subscriptions for approximately 36,650 common shares, representing gross offering proceeds of approximately $366,500. The proceeds of such subscriptions are being held in escrow until the minimum offering described above is reached. We will use all net proceeds from such amount to acquire an interest in Hines-Sumisei U.S. Core Office Fund, L.P., a partnership affiliated with our Advisor.

     The following discussion and analysis is based primarily on our consolidated financial statements for the periods presented and should be read together with the notes thereto contained in this Form 10-Q.

Critical Accounting Policies

     Our management believes that once we commence real estate operations, our most critical accounting policies will be the accounting for lease revenues (including straight-line rent), the regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations and the accounting for derivatives and hedging activities, if any. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management will rely on its experience and collect historical data and current market data in order to make assumptions, and analyze these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies will involve the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

     Revenue Recognition and Valuation of Receivables

     When we commence real estate operations our revenues, which will be comprised largely of rental income, will include rents reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, we will be required to straight-line the recognition of revenue, which will result in the recording of a receivable for rent not yet due under the lease terms. Accordingly, our management will be required to determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and shareholders’ equity.

     Investments in Real Estate

     As we invest the proceeds of the Offering in real estate, we will record such investments at cost (including third party acquisition expenses) and we will capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We will expense costs of repairs and maintenance as incurred. We will compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which we expect will be approximately 40 years for buildings and improvements, three to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

     We will be required to make subjective assessments as to the useful lives of the properties in which we acquire an interest for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments will have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of the related assets.

     We have adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS 144 requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of operations for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

     When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we will review the recoverability of the property’s carrying value. The review of recoverability will be based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. These factors contain subjectivity and thus are not able to be precisely estimated. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. We will be required to make subjective assessments as to whether there are impairments in the values of our investments in real estate.

     Real Estate Purchase Price Allocation

     We will allocate the purchase price of properties into tangible assets of an acquired property (which includes land, building and tenant improvements) based on the estimated fair values of those tangible assets assuming the building was vacant. Estimates of fair value for land will be based on factors such as comparisons to other properties sold in the same geographic area adjusted for unique characteristics. Estimates of fair values of buildings and tenant improvements are based on present values determined based upon the application of hypothetical leases with market rates and terms.

     We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize any capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We will amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

     We will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Our management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, our management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

     The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on our management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

     We will amortize the value of in-place leases to expense over the initial term of the respective leases, which we primarily expect to range from five to 20 years. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

     These assessments will have a direct impact on net income and revenue. If we assign more fair value to the in-place leases versus buildings and tenant improvements, assigned costs would generally be depreciated over a shorter period, resulting in more depreciation expense and a lower net income on an annual basis. Likewise, if we estimate that more of our leases in-place at acquisition are on terms believed to be above the current market rates for similar properties, the calculated present value of the amount above market would be amortized monthly as a direct reduction to rental revenues and ultimately reduce the amount of net income.

     Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

     Management of our operations will be outsourced to the Advisor and certain other affiliates of Hines Interests Limited Partnership (“Hines”). Fees related to each of these services will be accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent period costs to us will be expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to the cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor owns a participation interest (the “Participation Interest”) which represents a profits interest in the Operating Partnership related to these services. The percentage interest in the Operating Partnership attributable to this profits interest increases on a monthly basis in a manner described in the Registration Statement. As the percentage interest of the Participation Interest is adjusted, the value attributable to such adjustment will be charged against earnings and recorded as a liability until such time as the participation interest is repurchased for cash or converted into common shares of Hines REIT. The conversion and redemption features of the Participation Interest will be accounted for in accordance with the guidance of EITF 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts. Redemptions for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability, with any additional amounts recorded as a reduction to equity. Conversions into common shares of Hines REIT will be recorded as an increase to the common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the Participation Interest will result in a reduction in the percentage interest attributable to the interest to the extent of such redemption or conversion and will have no impact on the calculation of subsequent increases in the Participation Interest.

     At such time as we are obligated to reimburse the Advisor for the organizational and offering costs incurred on our behalf, a liability will be recorded evidencing such obligation. This treatment is consistent with Staff Accounting Bulletin (“SAB”) Topic 1.B1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.1. Organizational costs will be expensed as incurred in accordance with Statement of Position 98-5. Offering-related salaries and other general and administrative costs of the Advisor and its affiliates will be expensed as incurred, and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital (“APIC”) in accordance with SAB Topic 5.1. As of June 30, 2004, and December 31, 2003, respectively, the Advisor had incurred organizational and offering costs on our behalf of approximately $15.8 million and $6.4 million, including approximately $10.1 million and $3.9 million of organizational costs and offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and approximately $5.7 million and $2.5 million of third-party offering expenses. In addition to the offering costs to be paid to the Advisor, selling commissions and a dealer manager fee will be paid to the Hines Real Estate Securities, Inc. (the “Dealer Manager”) in connection with the Offering. Such costs will be netted against the net proceeds of the offering within APIC as well.

     Hines may perform construction management services for both re-development activities and tenant construction. These fees are considered incremental to the construction effort and will be capitalized as incurred in accordance with FAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. These costs will be capitalized to the associated real estate project as incurred. Costs related to tenant construction will be depreciated over the shorter of their useful life or the term of the related lease. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project.

     The leasing activity will be performed by Hines on our behalf. This leasing fee will be capitalized and amortized over the life of the related lease in accordance with the provisions of FAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

     Expense reimbursements made to both the Advisor and Hines will be expensed as they become payable.

     Accounting for Derivative Financial Investments and Hedging Activities

     We will account for our derivative and hedging activities, if any, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which requires all derivative instruments to be carried at fair value on the balance sheet.

     Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments will also require management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as rate risk, will be considered fair value hedges under SFAS 133. We are not currently a party to any derivatives contracts.

Income Taxes

     For the year ending December 31, 2004, we expect to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code and, if such election is made, we will be taxed as such beginning with our taxable year ending December 31, 2004. To qualify as a REIT, Hines REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s annual ordinary taxable income to shareholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.

Financial Condition, Liquidity and Capital Resources

     We are dependent upon the net proceeds to be received from our Offering to conduct our proposed real estate activities. The capital required to purchase real estate investments will be obtained from our Offering and from any indebtedness that we may incur in connection with the acquisition of any real estate investments thereafter. We have been initially capitalized with $10,000 from the sale of 1,000 common shares to Hines REIT Investor, L.P., an affiliate of Hines. Hines Real Estate Holdings Limited Partnership, an affiliate of Hines, has invested $200,000 into the Operating Partnership and will invest an additional $10,000,000 into the Operating Partnership upon the closing of the minimum offering.

     Our sources of funds will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months. Our management is not aware of any material trends or demands, commitments, events or uncertainties that will or that are reasonably likely to result in our liquidity increasing or decreasing in a material way, other than national economic conditions affecting real estate generally.

     Other than amounts payable to affiliates of Hines, we currently have no outstanding debt and have not identified any sources of debt financing. Depending on market conditions, we expect that once the net proceeds of our Offering are fully invested, our debt financing will be in the range of approximately 40-60% of the aggregate value of our real estate investments. Additionally, the amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Our Amended and Restated Articles of Incorporation limit our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our shareholders in our next quarterly report. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of an investment in our common shares.

     In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to the Advisor, the Dealer Manager, Hines and other affiliates during the various phases of our organization and operation. During our organizational and offering stage, these payments will include payments to the Dealer Manager for selling commissions and the dealer manager fee and payments to the Advisor for reimbursement of organization and offering costs. During our acquisition and operational stages, certain services related to management of our investments and operations will be provided to us by the Advisor and Hines pursuant to various agreements we have entered into or anticipate entering into with these entities. Pursuant to those agreements, we expect that we will make various payments to the Advisor and/or Hines, including acquisition fees, asset management fees, property management fees, leasing fees, and payments for reimbursements of certain costs incurred by the Advisor and Hines in providing related services to us.

     In order to qualify as a REIT and to avoid corporate-level tax on the income we distribute to our shareholders, we are required to distribute at least 90% of our annual ordinary taxable income. Therefore, once the net proceeds we receive from our Offering are substantially fully invested, we will need to raise additional capital in order to grow our business and acquire additional real estate investments. We anticipate borrowing funds to obtain additional capital, but there can be no assurance that we will be able to do so on terms acceptable to us, if at all.

Inflation

     The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, once we commence our real estate operations, we intend to include provisions in a substantial number of our tenant leases that would mitigate the adverse impact of inflation upon us. These provisions include reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

Results of Operations

     As previously noted, as of the date of this Form 10-Q, we have not commenced real estate operations because we are in our development stage. No operations will commence until we have sold at least 1,000,000 common shares in the Offering. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

     We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we will borrow primarily at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we have not commenced operations, we currently have limited exposure to financial market risks. Currently our cash balance represents the majority of our assets and a 10% increase or decrease in interest rates would have no material effect on our financial position or results of operations.

     In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures

     In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(d) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change occurred in our internal controls concerning financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds. and Issuer Purchases of Equity Securities

     We filed the Registration Statement with the SEC in connection with the Offering. The Registration Statement was declared effective under the Securities Act of 1933 on June 18, 2004. Our Articles of Incorporation were amended and restated on May 24, 2004 and are summarized in, and filed as an exhibit to, our Registration Statement.

     Proceeds raised from the Offering will be placed in escrow until such time as we receive and accept subscriptions representing $10,000,000 as more fully described in the Registration Statement. As of June 30, 2004, we had not reached this minimum offering and we had not received any proceeds from the Offering.

     During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933 and we did not repurchase any of our securities.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 24, 2004, the sole shareholder of Hines Real Estate Investment Trust, Inc., pursuant to a unanimous written consent in lieu of a special meeting, approved the form, terms and provisions of Hines REIT’s Amended and Restated Articles of Incorporation and Employee and Director Incentive Share Plan.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the period covered by this Form 10-Q:

(i)	During the period covered by this Form 10-Q, Hines REIT furnished a report on Form 8-K dated June 22, 2004 under Item 9, “Regulation FD Disclosure” with respect to the launch of its offering.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004	HINES REAL ESTATE INVESTMENT TRUST, INC.
	By:	/s/ CHARLES M. BAUGHN
Charles M. Baughn
Principal Executive Officer

Date: August 16, 2004	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Prospectus included in the Registration Statement, filed on June 24, 2004, and incorporated herein by reference).

10.1	Amended and Restated Agreement of Limited Partnership of Hines REIT Properties, L.P. (filed as Exhibit 10.1 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

10.2	Form of Property Management and Leasing Agreement between Hines REIT Properties, L.P. and Hines Interests Limited Partnership (filed as Exhibit 10.2 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.3	Advisory Agreement among Hines REIT Properties, L.P., Hines Advisors Limited Partnership and Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.3 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

10.4	Employee and Director Incentive Share Plan of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.4 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.5	Hines Real Estate Investment Trust, Inc. Dividend Reinvestment Plan (filed as Appendix C to the Prospectus included in the Registration Statement, filed on June 24, 2004, and incorporated herein by reference).

10.6	Third Amended and Restated Agreement of Limited Partnership of Hines-Sumisei U.S. Core Office Fund, LP (filed as Exhibit 10.6 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

10.7	Second Amended and Restated Declaration of Trust of Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.7 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.8	Amended and Restated Bylaws of Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.9	Amended and Restated Master Agreement dated as of March 31, 2003, among Hines Interests Limited Partnership, Hines US Core Office Properties LP and Sumitomo Life Realty (N.Y.), Inc., as amended (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.10	Amended and Restated Shareholder Agreement dated as of December 23, 2003, by and among General Motors Investment Management Corporation, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust and various shareholders to

Exhibit No.	Description
Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.10 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.11	Amended and Restated Investor Rights Agreement dated as of December 23, 2003, among Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust, General Motors Investment Management Corporation, and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.11 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.12	Amended and Restated Organization Agreement for Hines-Sumisei NY Core Office Trust, dated as of December 23, 2003, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines Sumisei NY Core Office Trust and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.12 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.13	Declaration of Trust of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.13 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.14	Bylaws of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.14 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.15	Shareholder Agreement for Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust II and certain shareholders of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.16	Subscription Agreement for Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust, Hines-Sumisei NY Core Office Trust II and various shareholders of Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.16 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.17	Subscription Agreement dated as of September 11, 2003 between Hines REIT Properties, L.P. and Hines Real Estate Holdings Limited Partnership (filed as Exhibit 10.17 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.18	Agreement, dated as of June 10, 2004, between Hines REIT Properties, L.P., Hines U.S. Core Office Capital Associates II Limited Partnership and Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 10.18 to Amendment No. 6 to the Registration Statement on June 10, 2004 and incorporated herein by reference).

10.19	Amended and Restated Escrow Agreement between Hines Real Estate Investment Trust, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.19 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

Exhibit No.	Description
10.20	Articles of Amendment of the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust (filed as Exhibit 10.20 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

10.21	Articles of Amendment of the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust II (filed as Exhibit 10.21 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith