Form 10-Q
period 2004-09-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2004-11-12
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-108780

HINES REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	20-0138854
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2800 Post Oak Boulevard
Suite 5000
Houston, Texas	75056-6118
(Address of principal executive offices)	(Zip code)

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

Yes [x] No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No [x]

As of November 12, 2004, there were 1,000 outstanding common shares of the common stock of Hines Real Estate Investment Trust, Inc.

PART I — FINANCIAL INFORMATION
Item 1 Financial Statements
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (Unaudited)
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 (Unaudited)
Consolidated Statement of Shareholder’s Deficit for the Nine Months Ended September 30, 2004 (Unaudited)
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and for the Period from August 5, 2003 to September 30, 2003 (Unaudited)
Notes to Consolidated Financial Statements for the Nine Months Ended September 30, 2004 (Unaudited)
Unaudited Pro Forma Consolidated Balance Sheet
Unaudited Pro Forma Consolidated Statement of Operations for the Nine Months Ended September 30, 2004
Unaudited Pro Forma Consolidated Statement of Operations for the Three Months Ended September 30, 2004
Unaudited Note to Pro Forma Consolidated Financial Statements
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosures About Market Risk
Item 4 Controls and Procedures
PART 2 — OTHER INFORMATION
Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 4 Submission of Matters to a Vote of Security Holders
Item 6 Exhibits
SIGNATURES
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Statement of CEO and CFO pursuant to Section 906

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2004	2003
ASSETS
Cash	$211,000	$211,000
Escrowed investor proceeds	2,497,423	—
Prepaid insurance	97,874	—
Deferred offering costs	188,000	183,000

TOTAL ASSETS	$2,994,297	$394,000

LIABILITIES AND SHAREHOLDER’S DEFICIT
Liabilities:
Accounts payable	$19,038	$897
Accrued expenses	122,958	1,327
Escrowed investor proceeds liability	2,497,423	—
Due to affiliate, net	877,425	202,203

Total liabilities	3,516,844	204,427
Minority interest	200,000	200,000
Commitments and Contingencies
Shareholder’s deficit:
Common stock, $.001 par value; 1,500,000,000 and 100,000 common shares authorized as of September 30, 2004 and December 31, 2003, respectively; 1,000 common shares issued and outstanding as of September 30, 2004 and December 31, 2003	1	1
Additional paid-in capital	9,999	9,999
Retained deficit	(732,547)	(20,427)

Total shareholder’s deficit	(722,547)	(10,427)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$2,994,297	$394,000

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004
Revenues	$—	$—

Expenses:
Organizational expenses	39,792	409,668
General and administrative expenses	246,549	302,452

Total Expenses	286,341	712,120

Net Loss	$(286,341)	$(712,120)

Loss per common share	$(286.34)	$(712.12)

Weighted average number of common shares outstanding	1,000	1,000

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT
For the Nine Months Ended September 30, 2004
(UNAUDITED)

	Common Stock
			Additional		Total
	Common		Paid-In	Retained	Shareholder’s
	shares	Amount	Capital	Deficit	Deficit
BALANCE, January 1, 2004	1,000	$1	$9,999	$(20,427)	$(10,427)
Net loss	—	—	—	(712,120)	(712,120)

BALANCE, September 30, 2004	1,000	$1	$9,999	$(732,547)	$(722,547)

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period From
	For the Nine	Inception (August 5,
	Months Ended	2003) Through
	September 30,	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(712,120)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid insurance	(97,874)	—
Increase in accounts payable	18,141	—
Increase in accrued expenses	121,631	—

Net cash used in operating activities	(670,222)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in escrowed investor proceeds	2,497,423	—
Increase in escrowed investor proceeds liability	(2,497,423)	—
Proceeds from issuance of common stock	—	10,000
Proceeds from advances from affiliate, net	675,222	190,000
Additions to deferred offering costs	(5,000)	(180,000)
Capital contribution from minority partner in consolidated partnership	—	200,000

Net cash provided by financing activities	670,222	220,000

Net change in cash	—	220,000
Cash, beginning of period	211,000	—

Cash, end of period	$211,000	$220,000

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2004
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

     On August 27, 2003, Hines REIT Investor, L.P., an affiliate of the Advisor, purchased 1,000 common shares of common stock for $10,000 and was admitted as the initial shareholder of Hines REIT. Hines REIT and HALP Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines REIT Properties, L.P. (the “Operating Partnership”) on August 20, 2003. On August 27, 2003, Hines REIT and HALP made initial capital contributions to the Operating Partnership of $2,020 and $200,000, respectively. On May 20, 2004, Hines REIT made an additional capital contribution to the Operating Partnership of $7,980. On May 24, 2004, HALP assigned its capital interest in the Operating Partnership to Hines Real Estate Holdings Limited Partnership (“HREH”), an affiliate of Hines. As of September 30, 2004 Hines REIT owned a 4.8% general partnership interest in the Operating Partnership. Management expects Hines REIT’s ownership percentage in the Operating Partnership to increase significantly as Hines REIT invests net proceeds from the Offering (as defined below) in the Operating Partnership. The Operating Partnership currently has no substantive operations, but Hines REIT anticipates that it will conduct substantially all of its operations through the Operating Partnership.

     On May 24, 2004, Hines REIT amended its Articles of Incorporation to authorize 1,500,000,000 common shares with a par value of $.001 (the “common shares”) and 500,000,000 preferred shares with a par value of $.001. No preferred shares had been issued by Hines REIT through September 30, 2004. On June 18, 2004, Hines REIT commenced its initial public offering pursuant to which it is offering a minimum of 1,000,000 (the “Minimum Number of Shares”) and a maximum of 220,000,000 common shares for sale to the public (the “Offering”). Hines REIT has retained Hines Real Estate Securities, Inc., (“HRES” or the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the common shares being offered pursuant to the Offering (see Note 4). The Company intends to invest the net proceeds from the Offering directly or indirectly primarily in office properties located throughout the United States. Through September 30, 2004, we had received subscriptions for 249,860 common shares, representing gross offering proceeds of $2,495,880. The proceeds of such subscriptions are being held in escrow until the minimum offering described above is reached. As of September 30, 2004, 199,750,140 common shares remained available for sale to the public pursuant to the offering, exclusive of common shares available under our dividend reinvestment plan. Other than its commitment to acquire an initial investment in the Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”) (see Note 3), the Company had neither purchased nor contracted to purchase any real estate investments as of September 30, 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of Hines REIT and the Operating Partnership (over which Hines REIT exercises financial and operating control) and the related minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

     These consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in Hines REIT’s annual financial statements and notes. These financial statements are unaudited; however, amounts presented in the balance sheet as of December 31, 2003 are derived from its audited financial statements as of that date. For further information, refer to the financial statements and footnotes for the year ended December 31, 2003 included in Hines REIT’s Registration Statement on Form S-11 (File No. 333-108780) (the “Registration Statement”). In the opinion of the Company’s management, the statements for the unaudited interim periods presented include all adjustments necessary to present a fair presentation for such periods. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. Consolidated results of operations for the three and nine months ended September 30, 2003 have not been presented because the Company had no operations during that period.

Cash and Cash Equivalents

     The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents. At September 30, 2004 and December 31, 2003, the Company did not have any cash equivalents.

Escrowed Investor Proceeds

     Through September 30, 2004, the Company had received subscriptions for 249,860 common shares. The gross offering proceeds (plus interest earned) of $2,497,423 are restricted until the Minimum Number of Shares are received and accepted.

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

     Certain other organizational and offering costs of the Company have been paid by the Advisor on behalf of the Company. These costs consist of actual legal, accounting, printing, marketing and certain other offering-related expenses, and may include, but are not limited to, (i) amounts to reimburse the Advisor for all marketing-related costs and expenses such as salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates in connection with registering and marketing of Hines REIT’s common shares; (ii) salaries and direct expenses of employees of HRES while preparing for the offering and marketing of Hines REIT’s common shares and in connection with their wholesaling activities; (iii) travel and entertainment expenses related to the offering and marketing of Hines REIT’s common shares; (iv) facilities and technology costs and other costs and expenses associated with the Offering and marketing of Hines REIT’s common shares; (v) costs and expenses of conducting Hines REIT’s educational conferences and seminars; (vi) costs and expenses of attending broker-dealer sponsored conferences; and (vii) payment or reimbursement of bona fide due diligence expenses. Pursuant to the Advisory Agreement, the Company will be obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred or 3.0% of the gross proceeds raised from the Offering. In no event will the Company have any obligation to reimburse the Advisor for organizational and offering costs totalling in excess of 3.0% of the gross proceeds from the Offering. In the event that the Minimum Number of Shares is not sold to the public, Hines REIT will terminate the Offering and will have no obligation to reimburse the Advisor for any organizational and offering costs.

     As of September 30, 2004 and December 31, 2003, the Advisor had incurred on behalf of the Company organizational and offering costs of approximately $19.6 million and $6.4 million, respectively (of which approximately $9.1 million and $2.9 million as of September 30, 2004 and December 31, 2003, respectively, relates to the Advisor or its affiliates), which includes approximately $13.3 million and $3.9 million as of September 30, 2004 and December 31, 2003, respectively, of organizational and internal offering costs, which will be expensed as incurred, and approximately $6.3 million and $2.5 million as of September 30, 2004 and December 31, 2003, respectively, of third-party offering costs which will reduce net proceeds of the Offering within additional paid-in capital. These costs are not recorded in the financial statements of the Company as of September 30, 2004 or December 31, 2003 because such costs are not a liability of the Company until (1) the Advisory Agreement is executed (which it was on May 24, 2004) and (2) subscriptions for the Minimum Number of Shares are received and accepted by Hines REIT. As discussed above, when recorded by the Company, organizational and internal offering costs will be expensed and third-party offering costs will be deferred and charged to shareholders’ equity as such amounts are reimbursed to the Advisor from the gross proceeds of the Offering.

Per Share Data

     Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Diluted loss per common share has not been presented as there were no dilutive potential common shares for the three or nine months ended September 30, 2004.

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

     During the three and nine months ended September 30, 2004, Hines REIT generated a deferred tax asset of approximately $43,000 and $107,000, respectively. Hines REIT has recorded a valuation allowance of a like amount because of its intention to qualify as a REIT in 2004, which would not allow for the realization of the deferred tax asset.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3. Commitments and Contingencies

     The Core Fund is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. The Core Fund has no substantive operations other than holding interests in real estate investments. On June 3, 2004 the Operating Partnership entered into an agreement obligating it to use its first $35 million of net proceeds to acquire an interest in the Core Fund. The proceeds the Operating Partnership intends to use to acquire such interest will include net proceeds raised from investors in the Offering and the net proceeds from a $10 million investment to be made in the Operating Partnership by HREH. If the Operating Partnership had acquired this $35 million investment in the Core Fund in a single transaction on September 30, 2004, the Operating Partnership would have owed the Advisor an acquisition fee of approximately $394,000. Factors including the gross asset value of the Core Fund’s real estate investments and the amount of the Core Fund’s net invested equity as of the date the Company actually acquires an investment in the Core Fund could have a significant impact on the amount of the acquisition fee actually payable to the Advisor.

     The Company’s investment in the Core Fund will be in the form of a non-managing general partner interest. This type of interest has limited rights with respect to the day-to-day operations of the Core Fund, but has full general partner liability under Delaware law. The Core Fund owns interests in real estate assets through limited liability companies and limited partnerships which management expects will have mortgage financing in place at the time the Company makes its investment in the Core Fund. None of this debt is currently recourse to the Core Fund. Management cannot predict whether the Core Fund itself will use other debt financing in the future.

     The Company’s interest in the Core Fund will be acquired from an affiliate of Hines. The purchase price for this interest will be based on the selling entity’s cost of these interests when they were acquired in August 2003, February 2004, May 2004 and September 2004. The Company believes this consideration to be paid represents the fair value of these interests based on the Company’s review and analysis of historical financial results of the properties owned by the Core Fund, previous property valuation analyses of these properties, and the Company’s due diligence review of other materials relating to the investment. The board of directors of Hines REIT approved this transaction after obtaining a determination from an independent expert supporting the fair value of this interest.

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

     The Advisory Agreement expires on May 24, 2005 and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the parties. The Advisory Agreement may be terminated without cause by a majority of Hines REIT’s independent directors or by the Advisor upon 60 days’ written notice, and may be terminated immediately by the Company or the Advisor under certain circumstances. In the event the Advisory Agreement is terminated, the Advisor will be paid all earned, accrued and unpaid compensation and expense reimbursements within 30 days. In the event the Advisory Agreement expires without the consent of the Advisor, or is terminated for any reason other than by the Advisor, any partner in the Operating Partnership affiliated with Hines may require that the Operating Partnership acquire all or a portion of the Participation Interest (as hereinafter defined) or any other interests in the Operating Partnership held by any such holder. The purchase price for the Participation Interest will equal the amount that would be distributed to the holder assuming all the Operating Partnership’s assets were sold for their then-current fair market value and the proceeds were distributed in an orderly liquidation of the Operating Partnership.

Acquisition Fees — The Company will pay an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. No acquisition fees were earned by the Advisor through September 30, 2004.

Asset Management Fees — The Company will pay asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee is earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. No asset management fees were earned by the Advisor through September 30, 2004.

Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company will reimburse the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. As of September 30, 2004 and December 31, 2003 the Advisor had advanced $877,425 and $202,203, respectively, to the Company to fund certain costs incurred by the Company. Management expects that these amounts will be repaid out of proceeds from the Offering or future operating cash flow.

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

     The Company will pay HRES selling commissions in an amount of up to 6.0% of the gross proceeds of the common shares sold pursuant to the Offering (up to 4.0% for common shares issued pursuant to the dividend reinvestment plan), all of which will be reallowed to participating broker-dealers, plus a dealer manager fee in the amount of 2.2% of the gross proceeds of the common shares sold pursuant to the Offering, a portion of which may be reallowed to selected participating broker-dealers. No dealer manger fee will be paid with respect to the common shares sold pursuant to Hines REIT’s dividend reinvestment plan. Additionally, the Company or the Advisor may reimburse HRES for certain employee compensation and other expenses relating to the Offering, including but not limited to reimbursement of up to 0.5% of gross proceeds for bona fide due diligence expenses incurred by HRES. There have been no selling commissions, dealer manager fees or expense reimbursements paid by the Company to HRES as of September 30, 2004.

The Participation Interest

     Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The Participation Interest was issued in consideration for an obligation by Hines and its affiliates to perform future services in connection with the Company’s real estate operations. The percentage interest in the Operating Partnership attributable to the Participation Interest was 0.0% as of September 30, 2004. The Participation Interest increases as described below and entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution. Because the Participation Interest is a profits interest, any value of such interest will be ultimately realized only if the Operating Partnership has adequate gain or profit to allocate to the holder of the Participation Interest.

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

5. Subsequent Events — Sale of Common Shares

     From October 1, 2004 through November 11, 2004, Hines REIT received subscriptions for approximately 560,059 common shares, representing gross offering proceeds of $5,581,958. As of November 11, 2004, Hines REIT received subscriptions for 809,919 common shares, representing gross offering proceeds of $8,077,838. Approximately 199,190,081 million common shares remained available for sale to the public pursuant to the Offering, exclusive of common shares available under Hines REIT’s dividend reinvestment plan. The proceeds of such subscriptions are being held in escrow until the minimum offering described above is reached.

***********

HINES REAL ESTATE INVESTMENT TRUST, INC.

Unaudited Pro Forma Consolidated Financial Statements
September 30, 2004

     Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with Hines REIT Properties, L.P. (the “Operating Partnership”), the “Company”) has committed to acquire a $35 million interest in Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”), an affiliate of Hines Interests Limited Partnership (“Hines”), currently held by an affiliate of Hines. If the Company does not acquire this interest in the Core Fund by June 18, 2005, its right to acquire this interest will expire. The Unaudited Pro Forma Consolidated Balance Sheet assumes the Company received gross proceeds of $38.8 million, including the $10 million contribution by Hines Real Estate Holdings Limited Partnership, an affiliate of Hines (“HREH”), reduced for payment of selling commissions, dealer manager fees, organizational and offering costs and acquisition fees and expenses, and subsequently invested $35 million in the Core Fund on September 30, 2004. The Unaudited Pro Forma Consolidated Statements of Operations assume the Company invested $35 million in the Core Fund on January 1, 2004. In management’s opinion, all adjustments necessary to reflect the effects of these transactions have been made. The Unaudited Pro Forma Consolidated Balance sheet is not necessarily indicative of what the actual Consolidated Balance Sheet would have been had this transaction occurred on September 30, 2004. The Unaudited Pro Forma Consolidated Statements of Operations are not necessarily indicative of what actual results of operations would have been had this transaction occurred on January 1, 2004, nor do they purport to represent the results of operations for future periods. These pro forma financial statements do not give effect to additional proceeds, if any, from the Offering.

HINES REAL ESTATE INVESTMENT TRUST, INC.

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
September 30, 2004

		Adjustments for
	Historical	Acquisitions			Pro Forma
ASSETS
Cash	$211,000	$		(a)(b)(c)	$211,000
Escrowed investor proceeds	2,497,423		(2,497,423	)(b)	—
Prepaid insurance	97,874				97,874
Deferred offering costs	188,000		(188,000	)(a)	—
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	—		35,200,000	(c)	35,200,000

TOTAL ASSETS	$2,994,297		$32,514,577		$35,508,874

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts payable	$19,038		$—		$19,038
Accrued expenses	122,958		—		122,958
Escrowed investor proceeds liability	2,497,423		(2,497,423	)(b)	—
Participation interest liability	—		394,400	(d)	394,400
Due to affiliate, net	877,425		18,712,600	(b)(a)	19,590,025

Total Liabilities	3,516,844		16,609,577		20,126,421
Minority interest	200,000		10,000,000	(b)	10,200,000
Commitments and Contingencies Shareholders’ equity (deficit):
Common stock	1		2,882	(b)	2,883
Additional paid in capital	9,999		19,990,118	(b)(a)	20,000,117
Retained deficit	(732,547)		(14,088,000	)(a)(d)	(14,820,547)

Total shareholders’ equity (deficit)	(722,547)		5,905,000		5,182,453

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,994,297		$32,514,577		$35,508,874

See notes to unaudited pro forma consolidated balance sheet and unaudited note to pro forma consolidated financial statements.

Notes to Unaudited Pro Forma Consolidated Balance Sheet as of September 30, 2004

(a)	To record the pro forma effect of organization and offering costs incurred through September 30, 2004, net of reimbursements to Hines from pro forma gross offering proceeds raised and retirement of capitalized deferred offering costs against additional paid-in capital. Total costs incurred through September 30, 2004 were approximately $19.6 million, of which $6.3 million related to offering costs, which was treated as a reduction to offering proceeds, and $13.3 million related to organizational and internal offering costs expensed.

(b)	To record the pro forma effect of the receipt of gross proceeds of $38.8 million, including the $10 million contribution by HREH, reduced for payment of selling commissions and dealer manager fees of approximately $2.4 million and reimbursement of organizational and offering costs to the Advisor of approximately $865,000.

(c)	To record the pro forma effect of the investment of $35 million of net proceeds in the Core Fund and third-party acquisition costs related to the investment.

(d)	To record the pro forma effect of the acquisition fee incurred, including the amount related to the Participation Interest, related to the Company’s investment in the Core Fund.

HINES REAL ESTATE INVESTMENT TRUST, INC.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2004

		Adjustments for
	Historical	Acquisitions		Pro Forma
REVENUES
Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	$—	$(317,700	)(a)	$(317,700)

Total Revenues		(317,700)		(317,700)
EXPENSES
Asset management and acquisition fees		1,182,500	(b)	1,182,500
Organizational and offering expenses	409,668	13,299,300	(c)	13,708,968
General and administrative expenses	302,452	—		302,452

Total Expenses	712,120	14,481,800		15,193,920

NET LOSS	$(712,120)	$(14,799,500)		$(15,511,620)

Loss per common share	$(712.12)	$(5.14)		$(5.38	)(d)

Weighted average number of common shares outstanding	1,000	2,882,000		2,883,000	(d)

See notes to unaudited pro forma consolidated statement of operations and unaudited note to pro forma consolidated financial statements.

Notes to Unaudited Pro Forma Consolidated Statement of Operations for the Nine Months Ended September 30, 2004

(a)	To record the pro forma effect of the Company’s equity in losses of its $35 million (representing approximately 12% of the Core Fund’s equity) anticipated investment in the Core Fund assuming the Company’s investment in the Core Fund and the Core Fund’s acquisitions of the four properties held by NY Trust I and NY Trust II, the two Shell Buildings (all as defined below) and the two San Francisco Properties (as defined below) occurred on January 1, 2004. Utilizing historical operating data for the eight properties and adjusting for the impact of the purchase accounting on rental revenues for straight-line rent and amortization of intangibles, depreciation and amortization and interest expense, unaudited pro forma net loss for the Core Fund for the nine months ended September 30, 2004 is approximately $2,524,000.

(b)	To record the pro forma effect of the asset management and acquisition fees incurred, including the amount related to the participation interest in the Operating Partnership held by HALP Associates Limited Partnership, related to the Company’s investment in the Core Fund.

(c)	To record the pro forma effect of organizational and internal offering expenses.

(d)	Pro forma loss per common share is calculated by dividing the pro forma net loss for the period by the pro forma weighted average number of common shares outstanding during the period. The pro forma weighted average number of common shares outstanding is calculated assuming that (i) the 1,000 common shares purchased by Hines REIT Investor, L.P. on August 27, 2003 were outstanding during the entire period, (ii) 2,882,000 additional common shares were authorized, issued and outstanding during the entire period (representing the number of common shares which would need to be issued (in addition to the $10 million contribution by HREH) to provide net proceeds of $35 million) and (iii) there were no dilutive potential common shares for the period.

HINES REAL ESTATE INVESTMENT TRUST, INC.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2004

		Adjustments for
	Historical	Acquisitions		Pro Forma
REVENUES
Equity in earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	$—	$46,100	(a)	$46,100

Total Revenues		46,100		46,100
EXPENSES
Asset management fees		131,300	(b)	131,300
Organizational and offering expenses	39,792	—		39,792
General and administrative expenses	246,549	—		246,549

Total Expenses	286,341	131,300		417,641

NET LOSS	$(286,341)	$(85,200)		$(371,541)

Loss per common share	$(286.34)	$(0.03)		$(0.13	)(c)

Weighted average number of common shares outstanding	1,000	2,882,000		2,883,000	(c)

See notes to unaudited pro forma consolidated statement of operations and unaudited note to pro forma consolidated financial statements.

Notes to Unaudited Pro Forma Consolidated Statement of Operations for the Three Months Ended September 30, 2004

(a)	To record the pro forma effect of the Company’s equity in earnings of its $35 million (representing approximately 12% of the Core Fund’s equity) anticipated investment in the Core Fund assuming the Company’s investment in the Core Fund and the Core Fund’s acquisitions of the four properties held by NY Trust I and NY Trust II, the two Shell Buildings (all defined below) and the two San Francisco Properties (as defined below) occurred on January 1, 2004. Utilizing historical operating data for the eight properties and adjusting for the impact of the purchase accounting on rental revenues for straight-line rent and amortization of intangibles, depreciation and amortization and interest expense, unaudited pro forma net income for the Core Fund for the three months ended September 30, 2004 is approximately $439,000.

(b)	To record the pro forma effect of the asset management fee incurred, including the amount related to the Participation Interest, related to the Company’s investment in the Core Fund.

(c)	Pro forma loss per common share is calculated by dividing the pro forma net loss for the period by the pro forma weighted average number of common shares outstanding during the period. The pro forma weighted average number of common shares outstanding is calculated assuming that (i) the 1,000 common shares purchased by Hines REIT Investor, L.P. on August 27, 2003 were outstanding during the entire period, (ii) 2,882,000 additional common shares were authorized, issued and outstanding during the entire period (representing the number of common shares which would need to be issued (in addition to the $10 million contribution by HREH) to provide net proceeds of $35 million) and (iii) there were no dilutive potential common shares for the period.

HINES REAL ESTATE INVESTMENT TRUST, INC.

UNAUDITED NOTE TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

     The Core Fund holds an indirect approximate 38% tenant-in-common interest in One Shell Plaza and Two Shell Plaza (collectively, the “Shell Buildings”). Certain institutional investors affiliated with the NY Trust Institutional Investors, affiliates of Hines and other third-party investors hold the remaining approximate 62% indirect tenant-in-common interests in these buildings. The Core Fund’s total equity contribution for its interest in the Shell Buildings was approximately $12,000,000 (the gross purchase price of all tenant-in-common interests totaled approximately $351,772,000). This investment is fully consolidated in the Core Fund’s unaudited pro forma consolidated financial statements which follow.

     In September 2004, the Core Fund acquired an indirect 76.68% interest the office buildings located at 55 Second Street and 101 Second Street in the central business district of San Francisco, California (the “ San Francisco Properties”). Certain affiliates of Hines and other third-party investors hold the remaining approximate 23.32% indirect interests in these buildings. The aggregate purchase price for the Properties, including transaction and working capital costs and prepayment and interest rate buy-down fees, was approximately $305,000,000. The acquisition was funded by (i) cash proceeds contributed to the Core Fund or subsidiaries of the Core Fund by affiliates of Hines and third-party institutional investors, (ii) proceeds from a $22,978,000 mezzanine loan, (iii) proceeds from an $80,000,000 mortgage loan secured by 55 Second Street, and (iv) the assumption of a mortgage loan secured by 101 Second Street which, after the closing, had a principal amount of $75,000,000.

     The unaudited pro forma consolidated financial statements have been prepared assuming the Company’s investment in the Core Fund will be accounted for utilizing the equity method as it is anticipated the Company will have the ability to exercise significant influence over, but will not exercise financial and operating control over, the Core Fund.

     The unaudited pro forma consolidated condensed financial statements of the Core Fund are summarized below. These financial statements have been prepared assuming the acquisition of the eight acquired properties discussed above were made as of January 1, 2004 for purposes of the unaudited pro forma consolidated condensed statements of operations and as of the date of acquisition for the unaudited pro forma consolidated condensed balance sheet.

HINES REAL ESTATE INVESTMENT TRUST, INC.

UNAUDITED NOTE TO PRO FORMA CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
September 30, 2004

Unaudited Pro Forma Consolidated
Condensed Balance Sheet of the Core Fund
September 30, 2004

ASSETS
Cash	$53,204,000
Property, net	1,137,139,000
Other assets	168,970,000

Total Assets	$1,359,313,000

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$739,733,000
Other liabilities	59,304,000
Minority interest	278,596,000
Partners’ capital	281,680,000

Total Liabilities and Partners’ Capital	$1,359,313,000

Unaudited Pro Forma Consolidated
Condensed Statement of Operations of the Core Fund

		Nine Months
	Three Months Ended	Ended
	September 30, 2004	September 30, 2004
Revenues	$40,162,000	$115,483,000
Expenses:
Interest	9,970,000	32,041,000
Depreciation and amortization	12,063,000	36,790,000
Operating, general and administrative and other	15,907,000	48,338,000

Total Expenses	37,940,000	117,169,000
Minority interest	1,847,000	901,000

Net Income (Loss)	$375,000	$(2,587,000)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

     We have not yet commenced real estate operations, therefore, we do not have any meaningful active operations to discuss. The following discussion and analysis of our financial condition should be read in conjunction with our consolidated financial statements, the notes thereto, and the other financial data included elsewhere in this Form 10-Q.

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

     We do not have employees. We have entered into an advisory agreement (the “Advisory Agreement”) with Hines Advisors Limited Partnership (the “Advisor”) pursuant to which the Advisor will perform our day-to-day operations. The Advisor will also make recommendations for all our investment decisions, which are subject to the approval of our board of directors. We will pay the Advisor various fees, and reimburse the Advisor for certain expenses incurred on our behalf, in connection with services performed by the Advisor pursuant to this Advisory Agreement. As of September 30, 2004, we had no business operations. Other than a commitment to acquire a $35,000,000 interest in a partnership affiliated with the Advisor (see below), we have neither purchased nor contracted to purchase any real estate investments.

     We filed the Registration Statement with the SEC to offer a maximum of 200,000,000 common shares of Hines REIT, par value $0.001 per share, (the “common shares”) to the public on a best efforts basis at a price of $10.00 per share (the “Offering”). We also registered up to 20,000,000 common shares under this registration statement to be issued during the Offering pursuant to our dividend reinvestment plan at a price of $9.50 per share. Proceeds raised from this offering will be placed in escrow until such time as we receive and accept subscriptions representing the minimum offering of $10,000,000 under the circumstances more fully described in the Registration Statement. We will not commence real estate operations until we receive and accept gross offering proceeds of

$10,000,000. As of November 11, 2004, we had received subscriptions for approximately 809,919 common shares, representing gross offering proceeds of approximately $8,077,838. The proceeds of such subscriptions are being held in escrow until the minimum offering described above is reached. We will use all net proceeds from such amount to acquire an interest in Hines-Sumisei U.S. Core Office Fund, L.P., a partnership affiliated with our Advisor.

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

     At such time as we are obligated to reimburse the Advisor for the organizational and offering costs incurred on our behalf, a liability will be recorded evidencing such obligation. This treatment is consistent with Staff Accounting Bulletin (“SAB”) Topic 1.B1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.1. Organizational costs will be expensed as incurred in accordance with Statement of Position 98-5. Offering-related salaries and other general and administrative costs of the Advisor and its affiliates will be expensed as incurred, and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital (“APIC”) in accordance with SAB Topic 5.1. As of September 30, 2004, and December 31, 2003, respectively, the Advisor had incurred organizational and offering costs on our behalf of approximately $19.6 million and $6.4 million, including approximately $13.3 million and $3.9 million of organizational costs and offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and approximately $6.3 million and $2.5 million of third-party offering expenses. In addition to the offering costs to be paid to the Advisor, selling commissions and a dealer manager fee will be paid to the Hines Real Estate Securities, Inc. (the “Dealer Manager”) in connection with the Offering. Such costs will be netted against the net proceeds of the offering within APIC as well.

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

Results of Operations

     As previously noted, as of the date of this Form 10-Q, we have not commenced real estate operations. No operations will commence until we have sold at least 1,000,000 common shares in the Offering. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

     We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we will borrow primarily at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we have not commenced operations, we currently have limited exposure to financial market risks. Currently our cash balance and restricted cash represent the majority of our assets and a 10% increase or decrease in interest rates would have no material effect on our financial position or results of operations.

     In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures

     In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change occurred in our internal controls concerning financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933 and we did not repurchase any of our securities. We filed the Registration Statement with the SEC in connection with the Offering. The Registration Statement was declared effective under the Securities Act of 1933 on June 18, 2004.

     Proceeds raised from the Offering will be placed in escrow until such time as we receive and accept subscriptions representing $10,000,000 as more fully described in the Registration Statement. Through September 30, 2004, we had received subscriptions for 249,860 common shares, representing gross offering proceeds of $2,495,880.

Item 4. Submission of Matters to a Vote of Security Holders

     No items were submitted to a vote by the security holders of Hines REIT during the quarter ended September 30, 2004.

Item 6. Exhibits

     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	HINES REAL ESTATE INVESTMENT TRUST INC.

	By:	/s/ CHARLES M. BAUGHN

Charles M. Baughn
Principal Executive Officer

Date: November 12, 2004	By:	/s/ SHERRI W. SCHUGART

Sherri W. Schugart
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
33.1	Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

33.2	Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

44.1	Form of Subscription Agreement (filed as Appendix B to the Prospectus included in the Registration Statement, filed on June 24, 2004, and incorporated herein by reference).

110.1	Amended and Restated Agreement of Limited Partnership of Hines REIT Properties, L.P. (filed as Exhibit 10.1 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

110.2	Form of Property Management and Leasing Agreement between Hines REIT Properties, L.P. and Hines Interests Limited Partnership (filed as Exhibit 10.2 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

110.3	Advisory Agreement among Hines REIT Properties, L.P., Hines Advisors Limited Partnership and Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.3 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

10.4	Employee and Director Incentive Share Plan of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.4 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.5	Hines Real Estate Investment Trust, Inc. Dividend Reinvestment Plan (filed as Appendix C to the Prospectus included in the Registration Statement, filed on June 24, 2004, and incorporated herein by reference).

10.6	Third Amended and Restated Agreement of Limited Partnership of Hines-Sumisei U.S. Core Office Fund, LP (filed as Exhibit 10.6 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

10.7	Second Amended and Restated Declaration of Trust of Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.7 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.8	Amended and Restated Bylaws of Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.9	Amended and Restated Master Agreement dated as of March 31, 2003, among Hines Interests Limited Partnership, Hines US Core Office Properties LP and Sumitomo Life Realty (N.Y.), Inc., as amended (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.10	Amended and Restated Shareholder Agreement dated as of December 23, 2003, by and among General Motors Investment Management Corporation, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.10 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

Exhibit No.	Description
10.11	Amended and Restated Investor Rights Agreement dated as of December 23, 2003, among Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust, General Motors Investment Management Corporation, and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.11 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.12	Amended and Restated Organization Agreement for Hines-Sumisei NY Core Office Trust, dated as of December 23, 2003, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines Sumisei NY Core Office Trust and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.12 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.13	Declaration of Trust of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.13 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.14	Bylaws of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.14 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.15	Shareholder Agreement for Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust II and certain shareholders of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.16	Subscription Agreement for Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust, Hines-Sumisei NY Core Office Trust II and various shareholders of Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.16 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.17	Subscription Agreement dated as of September 11, 2003 between Hines REIT Properties, L.P. and Hines Real Estate Holdings Limited Partnership (filed as Exhibit 10.17 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.18	Agreement, dated as of June 10, 2004, between Hines REIT Properties, L.P., Hines U.S. Core Office Capital Associates II Limited Partnership and Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 10.18 to Amendment No. 6 to the Registration Statement on June 10, 2004 and incorporated herein by reference).

10.19	Amended and Restated Escrow Agreement between Hines Real Estate Investment Trust, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.19 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.20	Articles of Amendment of the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust (filed as Exhibit 10.20 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

10.21	Articles of Amendment of the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust II (filed as Exhibit 10.21 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*Filed herewith