Form 10-K
period 2004-12-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2005-03-31
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 333-108780

Hines Real Estate Investment Trust, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	20-0138854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5000 Houston, Texas (Address of Principal Executive Offices)	75056-6118 (Zip Code)
Registrant’s telephone number, including area code
(888) 220-6121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

NONE	NONE
Securities registered pursuant to Section 12(g) of the Act:
Common shares, $0.001 par value per share
(Title of Class)
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the common shares held by non-affiliates on June 30, 2004 was $0. As of June 30, 2004, there were 1,000 common shares, par value $0.001 per share, issued and outstanding. While there is no established market for the Registrant’s common shares, the Registrant is offering and has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 28, 2005, there were 5,198,861 outstanding common shares of the common stock of Hines Real Estate Investment Trust, Inc.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s proxy statement in connection with its 2005 annual meeting are incorporated by reference in Part III.

PART I
Item 1.	Business	2
Item 2.	Properties	7
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
PART II
Item 5.	Market for Common Equity and Related Shareholder Matters	11
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 8.	Financial Statements	22
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
Item 9A.	Controls and Procedures	39
Item 9B.	Other Information	39
PART III
Item 10.	Directors and Executive Officers of the Registrant	39
Item 11.	Executive Compensation	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management	39
Item 13.	Certain Relationships and Related Transactions	39
Item 14.	Principal Accountant Fees and Services	39
PART IV
Item 15.	Exhibits, Financial Statements and Financial Statement Schedules	40
Second Amended and Restated Agreement - Hines-Sumisei U.S. Core Office Fund, LP
Articles of Amendment - Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust
Articles of Amendment - Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust II
Purchase and Sale Agreement by Hines U.S. Core Office Capital Associates II Limited Partnership, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC
Purchase and Sale Agreement by Hines US Core LLC, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC
2nd Amended and Restated Agreement of Limited Partnership of Hines-Sumisei US Core Office Properties LP
Indemnification Agreement - Jeffery C. Hines
Indemnification Agreement - C. Hastings Johnson
Indemnification Agreement - George A. Davis
Indemnification Agreement - Thomas A. Hassard
Indemnification Agreement - Stanley D. Levy
Indemnification Agreement - Charles M. Baughn
Indemnification Agreement - Charles N. Hazen
Indemnification Agreement - Sherri W. Schugart
Indemnification Agreement - Frank R. Apollo
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I
Special Note Regarding Forward-Looking Statements
      Statements included in this Form 10-K which are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
      The forward-looking statements included in this Form 10-K are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying the forward-looking statements could be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to our shareholders and maintain the value of the real estate properties in which we hold an interest may be significantly hindered.
      Our shareholders are cautioned not to place undue reliance on any forward-looking statements included in this Form 10-K. All forward-looking statements are made as of the date of this Form 10-K and the risk that actual results will differ materially from the expectations expressed in this Form 10-K may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-K will be achieved. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

•	Adverse changes in general economic or local market conditions, including, in particular, those affecting industries in which our principal tenants and potential tenants compete and levels of supply and demand in the markets in which we have a presence;

•	Our ability to invest offering and dividend reinvestment plan proceeds to acquire properties or other investments in a timely manner and at appropriate amounts that provide acceptable returns;

•	The potential need to fund tenant improvements, lease-up costs or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance and other costs at properties in which we hold an interest;

•	Competition for tenants and real estate investment opportunities, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

•	Our ability to secure adequate insurance at reasonable and appropriate rates against catastrophic events, such as earthquakes and terrorist attacks;

•	Costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

•	Our investment in the Core Fund (as defined in Item 1. Business below) is in the form of a non-managing general partner interest and we could therefore be responsible for all of its liabilities;

•	Our ability to redeem all or a portion of our investment in the Core Fund is subject to significant restrictions;

•	Our reliance on Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments;

•	Our Advisor’s (as defined in Item 1. Business below) ability to attract and retain high quality personnel who can provide acceptable service levels to us;

•	Our ability to continue to qualify as a REIT (as defined in Item 1. Business below) for federal income tax purposes;

•	Our ability to evaluate or approve investments made by entities in which we invest, such as the Core Fund;

•	Debt financing we or the entities in which we invest incur may put us at risk of losing assets should we be unable to make debt service payments;

•	In order to maintain our status as a REIT, we may have to incur additional debt to pay the required dividends to our shareholders;

•	We will be subject to risks as the result of joint ownership of real estate with other Hines programs or third parties;

•	If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption or forced sale requirements, our investment in the Core Fund may be materially adversely affected;

•	Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability;

•	Employees of the Advisor and Hines will face conflicts of interest relating to time management and allocation of resources and investment opportunities and Hines may face conflicts of interest in connection with the management of our day-to-day operations and in the enforcement of agreements between Hines and its affiliates;

•	Hines or its affiliates may face conflicts of interest if it sells properties it acquires or develops to us;

•	Hines may face a conflict of interest when determining whether we should dispose of any property we own which is managed by Hines because Hines may lose fees associated with the management of the property; and

•	Certain of our officers and directors face conflicts of interest relating to the positions they hold with other entities.
Item 1.     Business
General Description of Business
      Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT”), was formed on August 5, 2003 primarily for the purpose of engaging in the business of investing in and owning commercial real estate and interests in real estate. The Company intends to invest primarily in office properties located throughout the United States. The Company is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Hines REIT Properties, L.P. (the “Operating Partnership”). To avoid confusion, we refer to Hines REIT and the Operating Partnership as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines REIT, the Operating Partnership or the Company as required by the context in which such pronoun is used.

      Our business is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement. Hines is the sponsor of Hines REIT and is owned and controlled by Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. The Advisor, pursuant to this advisory agreement with Hines, gives us access to Hines’ approximately 2,900 employees and over 47 years of experience investing in and operating real estate assets. Hines and its employees have extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.
      On June 18, 2004, Hines REIT commenced its initial public offering of up to 200,000,000 common shares for sale to the public on a “best efforts” basis at $10.00 each and 20,000,000 common shares to be issued pursuant to our dividend reinvestment plan at a price per share, during our current public offering, of $9.50 per share. Hines Real Estate Securities, Inc., (the “Dealer Manager”), an affiliate of Hines, serves as our dealer manager and is responsible for marketing the common shares being offered pursuant to our public offering. Through December 31, 2004, we had received subscriptions for 2,073,116 common shares, representing gross offering proceeds of $20,588,653. As of December 31, 2004, 197,926,884 common shares remained available for sale to the public pursuant to the offering, exclusive of common shares available under our dividend reinvestment plan.
      From January 1 through March 28, 2005, Hines REIT received subscriptions for approximately 3,125,745 common shares (including 4,930 shares sold pursuant to our dividend reinvestment plan), representing gross offering proceeds of $31,124,967. As of March 28, 2005, approximately 194,806,069 common shares remained available for sale to the public pursuant to the Offering, exclusive of common shares available under Hines REIT’s dividend reinvestment plan.
      Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.HinesREIT.com.
Operations
      Our offering was declared effective and commenced on June 18, 2004. On November 23, 2004, we commenced our operations as the following events occurred:

•	We reached our minimum offering by receiving gross offering proceeds of $10,086,313 from the sale of 1,011,642 of our common shares to the public;

•	We received a $10,000,000 contribution to the Operating Partnership from Hines Real Estate Holdings Limited Partnership (“HREH”), an affiliate of Hines;

•	We acquired a $35,000,000 interest in Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”), which at the time owned interests in eight office properties totaling approximately 4,055,000 square feet located in New York City, Washington, D.C., Houston and San Francisco, using the net offering and contribution proceeds of $19,075,849 and agreeing to pay the remaining $15,924,151 of the purchase price as we received additional net proceeds from our offering; and

•	Our board of directors declared our first dividend for the period from November 23, 2004 through December 31, 2004 in an amount that, if paid for each day over a 365-day period, would equal a 6.0% annualized rate of return on an investment of $10.00 per share.
      After November 23, 2004, we continued to apply our net offering proceeds toward the unpaid purchase price of our initial $35,000,000 interest in the Core Fund. As of December 31, 2004, we had paid all but $6,639,305 of the purchase price for this interest, the balance of which was paid in January 2005. We held a 12.51% non-managing general partner interest in the Core Fund as of December 31, 2004.
      On February 1, 2005, we acquired an additional $21,629,482 interest in the Core Fund, using net offering proceeds of $2,492,000 and agreeing to pay the remaining $19,137,482 of the purchase price as we received additional net proceeds from our offering. In March 2005, we paid this remaining amount in full.

      As of March 28, 2005, we owned a 13.87% non-managing general partner interest in the Core Fund.
Primary Investment Objectives
      Our primary investment objectives are:

•	to preserve invested capital;

•	to invest in a diversified portfolio of office properties;

•	to pay regular cash dividends;

•	to achieve appreciation of our assets over the long term; and

•	to remain qualified as a real estate investment trust, or “REIT,” for federal income tax purposes.
Acquisition and Investment Policies
      We intend to invest primarily in office properties located throughout the United States. These types of properties are generally located in central business districts or suburban markets of major metropolitan cities. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. In addition, we may invest in other real estate investments including, but not limited to, properties outside of the United States, non-office properties, mortgage loans and ground leases.
      We may invest in real estate directly by owning 100% of such assets or indirectly by owning less than 100% of such assets through investments with other investors or joint venture partners, including other Hines-affiliated entities, such as the Core Fund. Our direct investments could consist of properties currently owned or developed, in whole or in part, by third parties, Hines or affiliates of Hines. Our direct investments could be owned directly by the Operating Partnership, through direct or indirect wholly-owned or controlled subsidiaries, or we may make such investments by buying equity interests in entities owning such assets. Our indirect investments may consist of equity or debt interests in joint ventures or investment vehicles sponsored by third parties or by Hines in which other institutions and individuals are also investors. We anticipate that we will fund our future acquisitions primarily with proceeds raised in our public offering, proceeds we receive from our dividend reinvestment plan after funding share redemptions and proceeds from debt financings. All of our investment decisions are subject to the approval of a majority of our board of directors, and specifically a majority of our independent directors if an investment involves a transaction with Hines or any of its affiliates.
Financing Strategy and Policies
      We expect that once we have fully invested the proceeds of the public offering we are currently conducting, our debt financing, or the debt financing of entities in which we invest, will be in the range of approximately 40%-60% of the aggregate value of real estate investments. This financing may be secured or unsecured. This financing may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition to this debt financing, revolving credit facilities may be used from time to time for acquisitions, property improvements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors. Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties.
      The Company currently has no debt and has not secured any financing sources. The Core Fund, in which we are invested, had aggregate debt financing in an amount equal to approximately 55% of the aggregate value of its real estate as of December 31, 2004, consisting primarily of secured mortgage financing.
Dividend Objectives
      In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our shareholders. We currently intend, although we are not legally obligated, to make regular quarterly distributions to holders of our common shares at least at the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Dividends are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code.
      We intend to declare dividends to our shareholders as of daily record dates and aggregate and pay such dividends quarterly. Hines REIT’s board of directors has declared dividends for the periods listed below in a daily amount that, if paid each day over a 365-day period, would equal a 6.0% annualized rate of return on an investment of $10.00 per share:

•	November 23, 2004 through December 31, 2004;

•	January 1, 2005 through January 31, 2005;

•	February 1, 2005 through February 28, 2005;

•	March 1, 2005 through March 31, 2005;

•	April 1, 2005 through April 30, 2005.
Tax Status
      The Company intends to qualify as a real estate investment trust, or REIT, for federal income tax purposes commencing with its taxable year ended December 31, 2004. Once we qualify for taxation as a REIT, we generally will not be subject to corporate federal income tax to the extent we distribute our taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates.
Competition
      Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that operate in the markets in which we may operate will compete with us in acquiring office and other properties and obtaining creditworthy tenants to occupy such properties. Many of these entities may have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Principal factors of competition in our primary business of acquiring and owning office properties are the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends. The Company believes Hines’ extensive real estate experience and depth and breadth of its organization of approximately 2,900 employees located in 69 U.S. cities and in 12 other countries allows them to better identify investment opportunities and more effectively operate each real estate asset. However, competition may increase our costs of acquisitions or lower our occupancy rates and the rent we may charge tenants.
Environmental
      As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.
Employees
      We do not have any employees as our day-to-day operations are performed by the Advisor. The employees of our Advisor provide investment advisory and management services for us and manage, operate, direct and supervise our day-to-day operations. As compensation for these services, we pay our Advisor asset management and acquisition fees and reimburse certain expenses in accordance with an advisory agreement between us and our Advisor.
Economic Dependence
      We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. At December 31, 2004, our sole investment was a 12.51% non-managing general partner interest in the Core Fund, which held an indirect interest in the eight properties described below. As of December 31, 2004, there were two tenants each representing more than 10% of the Core Fund’s consolidated future rental income under non-cancelable leases. Simpson, Thacher & Bartlett, a law firm based in New York City, leases space at 425 Lexington Avenue in New York representing approximately 36% of the Core Fund’s consolidated future minimum rental income. Shell Oil Company leases space at One Shell Plaza and Two Shell Plaza in Houston representing approximately 11% of the Core Fund’s consolidated future minimum rental income. We are not aware of any current tenants who will not be able to pay their contractual rental amounts as they become due whose inability to pay would have a material adverse impact on our results of operations.
Available Information
      Shareholders may obtain copies of our filings with the Securities and Exchange Commission, or SEC, free of charge from our website at http://www.HinesREIT.com. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. Shareholders may also obtain copies of our filings with the SEC free of charge from the website maintained by the SEC at http://www.sec.gov.

Item 2.	Properties
      As of December 31, 2004, our 12.51% non-managing general partner interest in the Core Fund was our sole investment. The Core Fund is a Delaware limited partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term “core” holdings. The third party investors in the Core Fund other than us are primarily U.S. and foreign institutional investors and high net worth individuals. Our non-managing general partner interest has limited rights with respect to the day-to-day operations of the Core Fund, but has full general partner liability under Delaware law. Summarized below is certain information about the properties held by the Core Fund as of December 31, 2004.

					Principal
					Balance of
				Total	Mortgage
			Date	Acquisition	Debt					Effective
		Date	Completed/	Cost	Payable		Rentable	%		Ownership by
Market	Property	Acquired	Renovated	(in millions)	(in millions)		Square Feet	Leased		Core Fund

New York City	425 Lexington Avenue	August 2003	1987	$358.6	$194.8	(1)	699,048	100%		40.6%
New York City	499 Park Avenue	August 2003	1981	$153.1	$83.4	(1)	280,919	100%		40.6%
Washington, D.C.	1200 19th Street	August 2003	1987	$69.4	$38.2	(1)	236,436	100%		40.6%
New York City	600 Lexington Avenue	February 2004	1985	$91.6	$49.9		280,634	89%		40.6%
Houston	One Shell Plaza	May 2004	1994	$228.7	$127.8	(2)	1,225,786	97%		37.8%
Houston	Two Shell Plaza	May 2004	1992	$123.1	$67.7	(2)	564,843	96%		37.8%
San Francisco	55 Second Street	September 2004	2002	$148.0	$80.0	(3)	379,330	82%		75.7%
San Francisco	101 Second Street	September 2004	2000	$157.0	$75.0	(3)	387,866	82%		75.7%

Total as of December 31, 2004				$1,329.5	$716.8		4,054,862	94%	(4)

(1)	The mortgage financing for 425 Lexington Avenue, 499 Park Avenue and 1200 19th Street is combined in one loan facility.

(2)	The mortgage financing for One Shell Plaza and Two Shell Plaza is combined in one loan facility.

(3)	In addition to the mortgage financing for 55 Second Street and 101 Second Street, an indirect subsidiary of the Core Fund had mezzanine debt payable as of December 31, 2004, in the principal amount of approximately $23.0 million, secured by this subsidiary’s direct and indirect interests in the San Francisco properties. Such financing was paid in full on March 15, 2005.

(4)	Percent leased in total as of December 31, 2004 represents the weighted average percentage for all eight properties.
      Set forth below is certain additional information about the office properties in which the Core Fund currently has an interest. All information is as of December 31, 2004.

New York City

425 Lexington Avenue
      425 Lexington Avenue is a 31-story office building located in midtown Manhattan, directly across the street from the Grand Central Station Terminal. Approximately 98% of the property is leased to two tenants. Simpson, Thacher & Bartlett, a law firm based in New York City, leases 552,097 square feet or approximately 79% of the rentable area of the building. This lease expires in October 2018, with two five-

year renewal rights. The Canadian Imperial Bank of Commerce, or CIBC, leases 133,153 square feet in 425 Lexington Avenue, or approximately 19% of the rentable area of the building. This lease expires in October 2018 and provides for one five-year renewal right. The balance of the building is occupied by approximately eight tenants.

499 Park Avenue
      499 Park Avenue is a 28-story office building located in midtown Manhattan, near Central Park. Approximately 52% of this building is currently leased to Bloomberg L.P. Bloomberg L.P. leases a total of 145,463 square feet under two leases. One lease, for 81,959 square feet, expires in June 2005. The second lease, for 63,504 square feet, expires in December 2015 and does not provide for any renewal rights. Bloomberg may terminate this second lease as to one or more contiguous floors effective as of September or October 2010, depending on the floor, by delivering notice no later than September or October 2007, depending on the floor. Any such termination notice must be accompanied by a termination payment of approximately $5,000,000, subject to a proportional reduction if less than the entire rentable area subject to the lease is terminated. Our management currently anticipates that Bloomberg will not renew these leases. Dreier LLP, a law firm, leases 32,893 square feet, or approximately 12% of the rentable area of the building. This lease expires in May 2011 and does not provide for any renewal rights. The balance of this building is occupied by approximately 13 tenants.

600 Lexington Avenue
      600 Lexington Avenue is a 35-story office building located in central midtown Manhattan at the corner of 52nd street and Lexington Avenue, within walking distance of Grand Central Station Terminal. The property is currently leased to approximately 36 tenants, none of which currently occupies more than 10% of the leasable area of the building.

Washington D.C.
      1200 19th Street is an office building located in the Golden Triangle in Washington, D.C.’s central business district. Approximately 88% of this building is leased to two law firms. Piper Rudnick LLP leases approximately 164,997 square feet or approximately 70% of the rentable area of the building. This lease expires in September 2007 and, subject to certain conditions, may be renewed for either two five-year options or one 10-year option provided the tenant gives notice 18 to 20 months prior to the expiration date of the lease. Our management currently anticipates that Piper Rudnick will not renew this lease. Kelley Drye & Warren LLP leases approximately 43,711 square feet, or approximately 18% of the rentable area of the building. This lease expires in September 2007, but may be renewed for a single five-year term provided the tenant gives notice 12 to 15 months prior to the expiration date of the lease. The balance of the building is occupied by approximately six tenants.

Houston

One Shell Plaza
      One Shell Plaza is a 50-story office building located at 910 Louisiana Street in the central business district of Houston, Texas. Approximately 88% of this building is leased to two tenants. The primary tenant is Shell Oil Company. Shell Oil leases approximately 793,123 square feet, or approximately 65% of the rentable area of the building. Shell Oil’s lease expires in December 2015 and may be renewed for two consecutive five-year periods. Shell Oil also has a contraction option applicable in full floor increments (subject to a limitation of five full floors), exercisable upon 18 months’ notice and payment of a contraction premium, provided that the building must be at least 93% leased following any contraction. Baker Botts L.L.P., a law firm, leases approximately 282,460 square feet, or approximately 23% of the rentable area of the building. Baker Botts L.L.P.’s lease expires on December 31, 2027, with three five-year renewal periods. Baker Botts L.L.P. is our primary outside counsel.

Two Shell Plaza
      Two Shell Plaza is a 26-story office building (consisting of 17 office floors and a 12 level parking garage) located at 777 Walker Street in the central business district of Houston, Texas. The Shell Oil Company leases approximately 420,434 square feet, or 74% of the rentable area of this building. Shell Oil’s lease expires in December 2015, with no extension or contraction options. The balance of the building is occupied by approximately 10 office and 13 retail tenants.

San Francisco

55 Second Street
      55 Second Street is a 25-story office building located in San Francisco in the Mission Street Corridor of the South Financial District. Approximately 72% of this building is leased to four tenants:

•	KPMG, LLP, a global professional services firm, leases approximately 98,105 square feet, or approximately 26% of the building’s rentable area. KPMG’s lease commenced January 1, 2005 for a term of 10 years and may be renewed for two consecutive five-year periods. Per the terms of the lease, the building was renamed the KPMG Building for the duration of the lease term and any option term.

•	Paul, Hastings, Janofsky & Walker, LLP, a law firm, leases approximately 73,708 square feet, or approximately 19% of the building’s rentable area. The lease also provides for two full floor (or portion thereof) expansion options.

•	UPS Supply Chain Solutions, Inc. leases approximately 57,380 square feet, or approximately 15% of the building’s rentable area. This lease expires in January 2012 and may be renewed for one five-year period.

•	Preston Gates & Ellis, LLP, a law firm, leases approximately 43,968 square feet, approximately 12% of the building’s rentable area. This lease expires in February 2010 and may be renewed for one five-year period.
      The balance of the building is occupied by approximately four office tenants, one retail tenant and one tenant that leases both retail and office space.

101 Second Street
      101 Second Street is a 25-story office building located in San Francisco in the Mission Street Corridor of the South Financial District. The primary tenant of this property is the law firm Thelen Reid & Priest, LLP. Thelen Reid leases approximately 135,788 square feet, or approximately 35% of the building’s rentable area. This lease expires in March 2012 and may be renewed for two consecutive five-year periods. Thelen Reid has an expansion option from November 2006 through July 2007 to expand into half of the 22nd Floor. Thelen Reid has a one-time option through November 2006 to terminate a portion of their space with a one-year notice with penalty and a separate termination option through November 2006 for another portion of their space with penalty. The balance of the building is occupied by approximately 13 office and two retail tenants.

Lease Expirations for the Core Fund’s Properties
      The following table lists, on an aggregate basis, all of the scheduled lease expirations over the next 10 years for the eight properties in which the Core Fund had an interest as of December 31, 2004. The table shows the approximate leasable square feet represented by the applicable lease expirations.

		Net Leasable Area

	Number of	Approximate	Percent of
Year	Leases	Square Feet	Aggregate

2005	16	160,682	3.96%
2006	31	102,526	2.53%
2007	16	296,021	7.30%
2008	16	86,338	2.13%
2009	16	112,535	2.78%
2010	14	162,468	4.01%
2011	10	102,471	2.53%
2012	17	294,296	7.26%
2013	5	22,719	0.56%
2014	5	125,522	3.10%
Core Fund Acquisition Subsequent to December 31, 2004

Chicago

Three First National Plaza
      In March 2005, the Core Fund acquired an indirect 72.8% interest in its ninth office building. Three First National Plaza, completed in 1981, is located at 70 West Madison Street in the Central Loop of Chicago. The building contains 1,439,367 square feet of rentable area, is approximately 89% leased and includes a 57-story west tower, a 12-story east tower and a nine-story atrium. Bell, Boyd & Lloyd, a law firm, leases 176,607 square feet, or approximately 12.3% of the building’s rentable area. The balance of the building is occupied by 57 office and 6 retail tenants.
      The aggregate purchase price for the property was approximately $245,300,000, including transaction costs, financing fees and working capital reserves. In connection with the acquisition, mortgage financing was secured in the aggregate principal amount of $141,000,000.
Item 3.     Legal Proceedings
      From time to time in the ordinary course of business, the Company or the Core Fund may become subject to legal proceedings, claims or disputes. As of the date hereof, neither the Company nor the Core Fund is a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      On November 22, 2004, our sole shareholder, pursuant to a unanimous written consent in lieu of a special meeting, approved our entering into an indemnification agreement with each of our directors and executive officers in order to provide specific contractual assurance that indemnification will be available to them. We had 1,000 common shares outstanding as of this date.

PART II

Item 5.	Market for Common Equity and Related Shareholder Matters
      As of March 28, 2005, we had approximately 5,198,861 common shares outstanding, held by a total of approximately 1,483 shareholders. The number of shareholders is based on the records of GEMISYS Corporation, which serves as our registrar and transfer agent.
      There currently is no public market for our common shares and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Consequently, there is the risk that a shareholder may not be able to sell our common shares promptly or at all. During our current offering and for five years thereafter, to the extent our board of directors determines that we have sufficient available cash for redemptions, we intend to redeem shares subject to an annual limitation of the lesser of (i) net proceeds received from our dividend reinvestment plan during the prior calendar year or (ii) 5% of our outstanding shares at the prior calendar year end. Beginning five years after the termination of this offering, we intend to begin offering an enhanced liquidity program whereby we may annually redeem up to 10% of the shares outstanding as of the prior calendar year end.
      During our current offering, any common shares we redeem will be redeemed at 90% of the offering price, or $9.00 per share. Thereafter, the per share redemption price will be based on the then-current net asset value of the shares; provided that our board of directors may adjust the price based upon such factors as the then-current offering price of our shares (if any), our then-current dividend reinvestment plan price and general market conditions. At any time we are engaged in an offering of shares, the per share price for shares purchased under our redemption plan will always be lower than the applicable per share offering price.
      In order for NASD members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2004. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share.
Dividends
      In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay dividends to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income (capital gain is not required to be distributed). We intend to declare dividends to shareholders as of daily record dates and aggregate and pay such dividends quarterly. Our board of directors has declared dividends for the periods listed below, payable to shareholders of record at the close of business each day during the applicable period.

	Annualized
	Rate
Period	Declared(1)	Date Paid

November 23, 2004 — December 31, 2004	6%	January 14, 2005
January 1, 2005 — January 31, 2005	6%	April 2005(2)
February 1, 2005 — February 28, 2005	6%	April 2005(2)
March 1, 2005 — March 31, 2005	6%	April 2005(2)
April 1, 2005 — April 30, 2005	6%	July 2005(2)

(1)	Dividends were declared in the amount of $0.00164384 per share per day, representing the annualized rate of return on an investment of $10.00 per share if paid each day over a 365-day period.

(2)	Anticipated payment date.
      Dividends to shareholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Dividends that exceed the Company’s current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the shareholders’ basis in the common shares. To the extent that a dividend exceeds both current and accumulated earnings and profits and the shareholders’ basis in the common shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s common shares. The Company annually notifies shareholders of the taxability of dividends paid during the preceding year.
      All of our dividends relating to the year ended December 31, 2004 constituted a return of capital for tax purposes. As we make additional acquisitions, increase our revenues and overcome start-up and fixed costs, we expect our earnings to increase and the percentage of our dividends that constitute a return of capital to decrease.
Recent Sales of Unregistered Securities
      On November 23, 2004, HREH acquired 1,086,957 units in the Operating Partnership in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. HREH contributed $10,000,000 to the Operating Partnership for these units and these units are, subject to various conditions, convertible into shares of common stock of Hines REIT on a one-for-one basis.
      On December 2, 2004, we issued 1,000 restricted common shares to each of our three independent directors pursuant our Employee and Director Incentive Share Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Each of these restricted share grants vests when the respective independent director completes his current term.
Use of Initial Public Offering Proceeds
      The registration statement relating to our initial public offering (registration number 333-108780) was declared effective on June 18, 2004. The offering commenced on that date, and is ongoing. The Dealer Manager is managing this offering for us. The registration statement covers up to 200,000,000 common shares to be issued in a primary offering at a per share price of $10.00, or an aggregate price of up to $2,000,000,000. The registration statement also includes 20,000,000 common shares to be issued pursuant to our dividend reinvestment plan at a per share price of $9.50, or an aggregate price of up to $190,000,000. We have not retained an underwriter in connection with this offering.
      We reached our minimum offering on November 23, 2004 by receiving gross offering proceeds of $10,086,313 from the sale of 1,011,642 shares to the public. As of December 31, 2004, we had sold approximately 2,073,000 shares of common stock in our ongoing offering, raising gross offering proceeds of approximately $20,589,000. From this amount, we incurred approximately $1,583,000 in selling commissions and dealer manager fees payable to the Dealer Manager and approximately $388,000 in acquisition fees payable to our Advisor. We used the net offering proceeds and the $10,000,000 contributed to the Operating Partnership by HREH to acquire our initial interest in the Core Fund from an affiliate of Hines. As of March 28, 2005, we had sold approximately 5,198,861 shares for an aggregate offering price of approximately 51,713,620.

Item 6.     Selected Financial Data
      The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2004	2003(1)

Operating Data:
Revenues	$—	$—
Equity in earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	$68,461	$—
Net loss before loss allocated to minority interests	$(16,548,029)	$(20,427)
Loss allocated to minority interests	$6,540,140	$—
Net loss	$(10,007,889)	$(20,427)
Basic and diluted loss per common share	$(60.40)	$(20.43)
Dividends declared per common share(2)	$0.60	$—
Weighted average common shares outstanding-basic and diluted	$165,690	$1,000
Balance Sheet Data:
Total assets	$30,112,283	$394,000
Long-term obligations	$—	$—

(1)	For the period from August 5, 2003 (date of inception) through December 31, 2003 for operating data and as of December 31, 2003 for balance sheet data.

(2)	The Company paid its first dividends in January 2005.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.
Overview
      Hines REIT was formed primarily for the purpose of investing in office properties located throughout the United States. In addition, we may invest in properties outside the United States, non-office properties, mortgage loans, ground leases and other real estate investments.
      In order to provide capital for these investments, we filed our initial registration statement on September 12, 2003 with the SEC covering a public offering of our common shares, which was declared effective on June 18, 2004. The offering provides the Company with the ability to raise capital on a continual basis, and as of December 31, 2004, the Company had sold approximately 2,073,000 shares of common stock for gross proceeds of approximately $20,589,000. The Company intends to continue raising capital through this offering, which expires in June 2006, and potential follow-on offerings.
      We intend to invest the proceeds raised in our public offering in office properties generally located in central business districts or suburban markets of major metropolitan cities. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties which will be diversified by location, lease expirations, and tenant industries.
      Our sole investment as of December 31, 2004 was a 12.51% non-managing general partner interest in the Core Fund, which as of that date held interests in eight office properties located in New York City, Washington D.C., Houston and San Francisco. These properties represent approximately 4,055,000 square feet of rentable area of which approximately 94% was leased as of December 31, 2004 to a diversified tenant base.
      The Company intends to continue to invest in the Core Fund as well as make other direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, paying regular cash dividends and achieving appreciation of our assets over the long term. Management believes capital will continue to flow into the commercial real estate market, which results in a competitive environment for acquisition of assets. Our Advisor, through an agreement with Hines, provides us access to a fully integrated real estate organization with approximately 2,900 employees located in 69 cities in the U.S. and in 12 other countries. We believe Hines’ having real estate professionals living and working in the major markets in which the Company seeks to invest allows us better access to investment opportunities due to the local market knowledge and relationships with local owners, tenants and brokers. The ability of our Advisor to identify and execute investment opportunities at a pace consistent with the capital raised through our offering will directly impact the financial performance of the Company.
Recent Developments and Subsequent Events
      On September 12, 2003, we filed a registration statement with the SEC covering the initial public offering of our common shares. The registration statement was declared effective on June 18, 2004, and we received approval of our offering in all 50 states in October 2004. We filed the registration statement to offer a maximum of 200,000,000 common shares to the public on a best efforts basis at a price of $10.00 per share. We also registered up to 20,000,000 common shares under our registration statement to be issued during our public offering pursuant to our dividend reinvestment plan at a price of $9.50 per share. Proceeds raised from this offering were placed in escrow until such time as we received and accepted subscriptions representing the minimum offering of $10,000,000, under the circumstances more fully described in our registration statement.
      On November 23, 2004, our escrow agent had received gross offering proceeds in an amount sufficient to reach our minimum offering. Additionally, HREH contributed $10,000,000 to the Operating Partnership on that date. As a result, we commenced our real estate operations by using the net offering and contribution proceeds to acquire 35,000 partnership units in the Core Fund from an affiliate of Hines and to pay our Advisor an acquisition fee of $211,612 related to this acquisition. The units acquired represented the entire $35,000,000 interest in the Core Fund we initially contracted to purchase. Concurrently with our acquisition, we were admitted as the non-managing general partner of the Core Fund. The document effecting our acquisition provided that we pay $19,075,849 on the acquisition date and pay the remaining portion of the purchase price as we received proceeds from our offering. As of December 31, 2004, we had paid an additional $9,284,846 of the purchase price, and we paid the remaining $6,639,305 of the purchase price in January 2005.
      Also on November 23, 2004, our board of directors declared dividends for the period from November 23, 2004 through December 31, 2004 in an amount equal to $0.00164384 per share per day. This amount, if paid each day over a 365-day period, would equal a 6.0% annualized return on an investment of $10.00 per share. These dividends were calculated on a daily record basis, payable to shareholders of record of such shares as shown on our books at the close of business on each applicable day during the period and aggregated and paid on January 14, 2005.
      On December 31, 2004, January 31, 2005 and February 28, 2005, our board of directors declared dividends for the months of January, February and March 2005 in a per share amount identical to that described above. These dividends will be aggregated and paid in April, 2005. In addition, on March 28, 2005, our board of directors declared dividends for the month of April in the same per share amount described above, to be paid in July 2005.
      On February 1, 2005, we acquired an additional $21,629,482 interest in the Core Fund from an affiliate of Hines. The total amount applied to the purchase price on February 1, 2005 was $2,492,000. The document effecting the acquisition provided that we pay the remaining portion of the purchase price as we received proceeds from our offering. We paid the remaining $19,137,482 of the purchase price in March 2005.
      As of March 28, 2005, we owned a 13.87% non-managing general partner interest in the Core Fund.
Critical Accounting Policies
      Management believes our most critical accounting policies are the accounting for lease revenues (including straight-line rent), the regular evaluation of whether the value of a real estate asset has been impaired and real estate purchase price allocations. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Basis of Presentation
      The consolidated financial statements of the Company included in this annual report include the accounts of Hines REIT and the Operating Partnership (over which Hines REIT exercises financial and operating control) and the related amount of minority interest. All intercompany balances and transactions have been eliminated in consolidation.
      Investments in real estate partnerships where the Hines REIT has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method. As such, we have accounted for our investment in the Core Fund using the equity method of accounting for investments.

Revenue Recognition and Valuation of Receivables
      We are required to recognize minimum rent revenues on a straight-line basis over the terms of the tenant leases. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and shareholders’ equity.

Investments in Real Estate
      We will record investments in real estate at cost (including third party acquisition expenses) and we will capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We will expense costs of repairs and maintenance as incurred. We will compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which we expect will be approximately 40 years for buildings and improvements, three to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
      We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis. These assessments will have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of the related assets.
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

Real Estate Purchase Price Allocation
      We will allocate the purchase price to tangible assets of an acquired property (which includes land, building and tenant improvements) based on the estimated fair values of those tangible assets assuming the building was vacant. Estimates of fair value for land will be based on factors such as comparisons to other properties sold in the same geographic area adjusted for unique characteristics. Estimates of fair values of buildings and tenant improvements are based on present values determined based upon the application of hypothetical leases with market rates and terms.
      We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize any capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We will amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.
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
      The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
      We will amortize the value of in-place leases to expense over the initial term of the respective leases, which we primarily expect to range from 5 to 20 years. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.
      These assessments will have a direct impact on net income and revenues. If we assign more fair value to the in-place leases versus buildings and tenant improvements, assigned costs would generally be depreciated over a shorter period, resulting in more depreciation expense and a lower net income on an annual basis. Likewise, if we estimate that more of our leases in-place at acquisition are on terms believed to be above the current market rates for similar properties, the calculated present value of the amount above market would be amortized monthly as a direct reduction to rental revenues and ultimately reduce the amount of net income.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest
      Management of our operations is outsourced to the Advisor and certain other affiliates of Hines. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent period costs of the Company are expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to the cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor has received a participation interest which represents a profits interest in the Operating Partnership related to these services. As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment is charged against earnings and recorded as a liability until such time as the participation interest is repurchased for cash or converted into common shares of the Company. The conversion and redemption features of the participation interest are accounted for in accordance with the guidance in EITF 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts. Redemptions for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability, with any additional amounts recorded as a reduction to equity. Conversions into common shares of the Company will be recorded as an increase to the common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the participation interest will result in a reduction in the percentage interest attributable to the interest to the extent of such redemption or conversion and will have no impact on the calculation of subsequent increases in the participation interest.
      We have recorded a liability representing the total amount of organizational and offering costs incurred on our behalf by the Advisor and its affiliates through December 31, 2004. This treatment is consistent with Staff Accounting Bulletin (“SAB”) Topic 1.B1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs have been analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with Statement of Position 98-5. Offering-related salaries and other general and administrative costs of the Advisor and its affiliates will be expensed as incurred, and third-party offering expenses are taken as a reduction against the net proceeds of the offering within additional paid-in capital (“APIC”) in accordance with SAB Topic 5.A. In addition to the offering costs to be paid to the Advisor, selling commissions and dealer manager fees are paid to the Dealer Manager. Such costs are netted against the net proceeds of the offering within APIC as well.

      Hines may perform construction management services for both re-development activities and tenant construction. These fees are considered incremental to the construction effort and will be capitalized as incurred in accordance with SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. These costs will be capitalized to the associated real estate project as incurred. Costs related to tenant construction will be depreciated over the shorter of their useful life or the term of the related lease. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project.
      The leasing activity will be performed by Hines on behalf of the Company. Leasing fees will be capitalized and amortized over the life of the related lease in accordance with the provisions of SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.
      Expense reimbursements made to both the Advisor and Hines will be expensed as they become payable.
Income Taxes
      We will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2004 federal tax return. In addition, our sole investment as of December 31, 2004 was our investment in the Core Fund, which has invested in properties through a structure that includes several entities that will elect to be taxed as REITs. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to shareholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their shareholders. It is our intention to adhere to these requirements and maintain our REIT status, as well as to ensure that the applicable entities in the Core Fund structure also maintain their REIT status. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. As a REIT and indirectly through our investment in the Core Fund, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. In addition, we will indirectly be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through the taxable REIT subsidiary of the Core Fund.
Newly Adopted Accounting Pronouncements
      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which was revised in December 2003. FIN 46, as amended, establishes criteria to identify and assess a company’s interest in variable interest entities and for consolidating those entities. The consolidation requirements apply to existing public entities as of March 31, 2004. The Company does not believe that its unconsolidated subsidiary is a variable interest entity under the provisions of FIN 46.
Results of Operations
      Our results of operations are not indicative of those expected in future periods as we have recently commenced our operations as described below. We commenced our public offering in June 2004; however, we did not receive and accept the minimum offering proceeds of $10,000,000 until November 23, 2004. On that date, we received the initial proceeds from our offering and the $10,000,000 contributed to the Operating Partnership by HREH, acquired an interest in the Core Fund and commenced operations. We expect that our revenues, expenses and equity in earnings of the Core Fund will all increase in future periods as a result of owning the assets acquired during the year ended December 31, 2004 for an entire period and as a result of anticipated future acquisitions of real estate assets, including the additional interest in the Core Fund acquired in February 2005.

      During the period from inception (August 5, 2003) to December 31, 2003, we had been formed but had not yet commenced real estate operations as we had not yet begun our public offering. As a result, we had no material results of operations for that period.
      As of December 31, 2004, we owned a 12.51% non-managing general partner interest in the Core Fund. The Core Fund is an investment vehicle which was organized in August 2003 by Hines to acquire a portfolio of geographically diverse, core office buildings in the United States. As of December 31, 2004, the Core Fund owned interests in 499 Park Avenue, 425 Lexington Avenue and 600 Lexington Avenue in New York City; 1200 19th Street in Washington, D.C.; One Shell Plaza and Two Shell Plaza in Houston; and 55 Second Street and 101 Second Street in San Francisco. The property portfolio consists of approximately 4.1 million square feet with an occupancy rate of approximately 94% as of December 31, 2004.
      We had a net loss of approximately $10,008,000 for the year ended December 31, 2004, primarily due to organizational and offering expenses associated with preparing for and conducting our public offering. Organization and offering costs of approximately $23,967,000 were incurred by our Advisor and its affiliates on our behalf during 2003 and 2004. Such costs are reimbursable by us to our Advisor in an amount up to 3% of gross offering proceeds raised in our public offering. However, in accordance with our accounting policy, we accrued these costs after subscriptions for the minimum number of shares were received and accepted by us in November 2004. As a result, we expensed approximately $14,771,000 related to organizational and internal offering costs and offset against equity approximately $9,196,000 of third-party offering costs during the year ended December 31, 2004.
      Asset management and acquisition fees for the year ended December 31, 2004 totaled approximately $42,000 and $776,000, respectively, and include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest that an affiliate of Hines holds in the Operating Partnership. (See Note 5 — “The Participation Interest” in our consolidated financial statements included in this annual report for a description of the Participation Interest.) Asset management fees were computed for the period from the commencement of our operations (November 23, 2004) through December 31, 2004 based on the net equity capital we had invested in the Core Fund. Acquisition fees were computed based on the interest we acquired in the gross asset value of the Core Fund’s real estate investments.
      General and administrative expenses for the year ended December 31, 2004 totaled approximately $618,000. We expect these expenses to increase in the future based on a full year of operations as well as increased activity as we make additional real estate investments in future periods.
      Our equity in earnings of the Core Fund for the year ended December 31, 2004 was approximately $68,000, representing our interest in the Core Fund’s net income during the period of our investment, from November 23, 2004 to December 31, 2004. For the year ended December 31, 2004, the Core Fund had net income of approximately $5,857,000 on revenues of approximately $145,384,000. We expect revenues, expenses and net income for the Core Fund to increase in the future as a result of having a full year of operations for the five properties acquired by the Core Fund during 2004 and as a result of the impact of future acquisitions. Accordingly, we anticipate our equity in earnings of the Core Fund to increase as well.
      The loss allocated to minority interests of approximately $6,540,000 for the year ended December 31, 2004 relates to the interests that affiliates of Hines own in the Operating Partnership.
Financial Condition, Liquidity and Capital Resources
      We are dependent upon the net proceeds to be received from our public offering to conduct our proposed activities. The capital required to purchase real estate investments will be obtained from our offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter. In addition to the proceeds from our public offering, HREH, an affiliate of Hines, has invested an aggregate of $10,200,000 in the Operating Partnership.

      Our sources of funds will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months. From November 23, 2004, the date we acquired an interest in the Core Fund, until December 31, 2004, we had distributions receivable of approximately $247,000 from the Core Fund as a result of this investment. We primarily used these distributions to pay dividends to our shareholders in the aggregate amount of approximately $99,000 and to pay distributions to minority interest holders in the Operating Partnership of approximately $73,000 in January 2005.
      We currently have no outstanding debt under any financing facilities and have not identified any sources of debt financing. Depending on market conditions, we expect that once the net proceeds of this offering are fully invested, our debt financing will be in the range of approximately 40-60% of the aggregate value of our real estate investments. Additionally, the amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Our articles of incorporation limit our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our shareholders in our next quarterly report.
      In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments for services rendered to the Advisor, the Dealer Manager, Hines and their affiliates during the various phases of the organization and operation of the Company. During the organizational and offering stage, these payments will include payments to the Dealer Manager for selling commissions and dealer manager fees and payments to the Advisor for reimbursement of organization and offering costs. For the year ended December 31, 2004, we paid the Dealer Manager selling commissions and dealer manager fees of approximately $1,143,000 and $439,000, respectively. As of December 31, 2004, we have recorded a liability for approximately $23,967,000 million related to organizational and offering costs, of which approximately $618,000 was currently payable to our Advisor for reimbursement of such costs based on 3% of gross offering proceeds raised through that date. We have not yet paid the Advisor for reimbursement of any such organizational and offering costs. During the acquisition and operational stages, certain services related to management of our investments and operations will be provided to the Company by the Advisor and Hines pursuant to various agreements we have entered into or anticipate entering into with these entities. Pursuant to those agreements, we expect that we will make various payments to the Advisor and/or Hines, including acquisition fees, asset management fees, property management fees, leasing fees, and payments for reimbursements of certain costs incurred by the Advisor and Hines in providing related services to the Company. We incurred asset management and acquisition fees to our Advisor of approximately $21,000 and $388,000, respectively, for the year ended December 31, 2004. As of December 31, 2004, approximately $1,308,000 was payable to our Advisor for reimbursement of certain expenses incurred in connection with our administration and ongoing operations.
      In connection with the acquisition of our initial investment in the Core Fund, we owed $6,639,305 to an affiliate of Hines as of December 31, 2004, which represented the remaining unpaid purchase price as of that date for our interest in the Core Fund. This amount was repaid in full in January 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

      We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by considering certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.
      In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants. All of these factors may also affect our ability to refinance our debt if necessary.

Item 8.	Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
     Hines Real Estate Investment Trust, Inc.
Houston, Texas
      We have audited the accompanying consolidated balance sheets of Hines Real Estate Investment Trust, Inc. and subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2004 and the period from August 5, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Real Estate Investment Trust, Inc. and subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period from August 5, 2003 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 29, 2005

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

	December 31,	December 31,
	2004	2003

ASSETS
Cash	$1,536,439	$211,000
Escrowed investor proceeds	100,000	—
Distributions receivable	247,494	—
Prepaid insurance	46,688	—
Deferred offering costs	—	183,000
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	28,181,662	—

TOTAL ASSETS	$30,112,283	$394,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	$114,759	$2,224
Escrowed investor proceeds liability	100,000	—
Unaccepted subscriptions for common shares	562,200	—
Due to affiliates, net	25,477,859	202,203
Participation interest liability	409,160	—
Dividends payable	99,149	—
Distributions payable to minority interests	73,231	—

Total liabilities	26,836,358	204,427
Minority interest	3,586,629	200,000
Commitments and Contingencies
Shareholders’ deficit:
Preferred shares, $.001 par value; 500,000,000 and 0 preferred shares authorized as of December 31, 2004 and 2003, respectively; no preferred shares issued or outstanding as of December 31, 2004 or 2003	—	—
Common shares, $.001 par value; 1,500,000,000 and 100,000 common shares authorized as of December 31, 2004 and December 31, 2003, respectively; 2,073,116 and 1,000 common shares issued and outstanding, respectively, as of December 31, 2004 and December 31, 2003	2,073	1
Additional paid-in capital	9,715,539	9,999
Retained deficit	(10,028,316)	(20,427)

Total shareholders’ deficit	(310,704)	(10,427)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$30,112,283	$394,000

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year ended December 31, 2004 and
for the Period from August 5, 2003 (date of inception) through December 31, 2003

		Period from
		August 5, 2003
		(date of inception)
	Year Ended	through
	December 31,	December 31,
	2004	2003

Revenues	$—	$—

Expenses:
Organizational and offering expenses	14,771,095	—
Asset management and acquisition fees	818,320	—
Other start-up costs	409,668	20,427
General and administrative expenses	617,570	—

Total Expenses	16,616,653	20,427

Loss before equity in earnings, interest income and loss allocated to minority interests	(16,616,653)	(20,427)

Equity in earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	68,461	—
Interest income	163	—
Loss allocated to minority interests	6,540,140	—

Net Loss	$(10,007,889)	$(20,427)

Loss per common share	$(60.40)	$(20.43)

Weighted average number of common shares outstanding	165,690	1,000

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Year ended December 31, 2004 and
for the Period from August 5, 2003 (date of inception) through December 31, 2003

	Preferred Shares		Common Shares
					Additional		Total
	Preferred		Common		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, August 5, 2003 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of common shares	—	—	1,000	1	9,999	—	10,000
Net loss	—	—	—	—	—	(20,427)	(20,427)

BALANCE, December 31, 2003	—	—	1,000	1	9,999	(20,427)	(10,427)
Issuance of common shares	—	—	2,072,116	2,072	20,582,905	—	20,584,977
Dividends declared	—	—	—	—	(99,149)	—	(99,149)
Selling commissions and dealer manager fees	—	—	—	—	(1,582,527)	—	(1,582,527)
Other offering costs	—	—	—	—	(9,195,689)	—	(9,195,689)
Net loss	—	—	—	—	—	(10,007,889)	(10,007,889)

BALANCE, December 31, 2004	—	$—	2,073,116	$2,073	$9,715,539	$(10,028,316)	$(310,704)

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 31, 2004 and for the Period from August 5, 2003
(date of inception) through December 31, 2003

		Period From
		August 5, 2003
	Year Ended	(date of inception) through
	December 31, 2004	December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,007,889)	$(20,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	(68,461)	—
Loss allocated to minority interests	(6,540,140)	—
Accrual of organizational and offering expenses	14,771,095	—
Increase in prepaid insurance	(46,688)	—
Increase in accounts payable and accrued expenses	112,535	2,224
Increase in participation interest liability	409,160	—
Increase in due to affiliates, net	197,548	—

Net cash used in operating activities	(1,172,840)	(18,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	(28,360,695)	—

Net cash used in investing activities	(28,360,695)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in escrowed investor proceeds	(100,000)	—
Increase in escrowed investor proceeds liability	100,000	—
Increase in unaccepted subscriptions for common shares	562,200	—
Proceeds from issuance of common stock	20,584,977	10,000
Payments of selling commissions and dealer manager fees	(1,245,770)	—
Proceeds from advances from affiliate, net	957,567	202,203
Additions to deferred offering costs	—	(183,000)
Capital contribution from minority partner in consolidated partnership	10,000,000	200,000

Net cash provided by financing activities	30,858,974	229,203

Net change in cash	1,325,439	211,000
Cash, beginning of period	211,000	—

Cash, end of period	$1,536,439	$211,000

Supplemental Schedule of Non-Cash Financing Activities
Unpaid selling commissions and dealer manager fees	336,757	—

Deferred offering costs offset against additional paid-in capital	$9,012,689	$—

Dividends declared and unpaid	$99,149	$—

Distributions declared and unpaid to minority interests	$73,231	$—

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2004 and for
the Period from August 8, 2003 (date of inception) to December 31, 2003

1.	Organization
      Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with the Operating Partnership (as defined below), the “Company”), was formed on August 5, 2003 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning interests in commercial real estate. The Company operates and intends to continue to operate in a manner to qualify for real estate investment trust (“REIT”) status for federal income tax purposes and intends to elect REIT status in connection with the filing of its 2004 federal tax return. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through a majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. Subject to certain restrictions and limitations, the business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement the Operating Partnership entered into with the Advisor (the “Advisory Agreement”) (see Note 5).
      On August 27, 2003, Hines REIT Investor, L.P., an affiliate of the Advisor, purchased 1,000 common shares of common stock for $10,000 and was admitted as the initial shareholder of Hines REIT. Hines REIT and HALP Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed the Operating Partnership on August 20, 2003. On August 27, 2003, Hines REIT and HALP made initial capital contributions to the Operating Partnership of $2,020 and $200,000, respectively. On May 20, 2004, Hines REIT made an additional capital contribution to the Operating Partnership of $7,980. On May 24, 2004, HALP assigned its capital interest in the Operating Partnership to Hines Real Estate Holdings Limited Partnership (“HREH”), an affiliate of Hines.

Public Offering
      On June 18, 2004, Hines REIT commenced its initial public offering pursuant to which it is offering a minimum of 1,000,000 (the “Minimum Number of Shares” or “Minimum Offering”) and a maximum of 220,000,000 common shares for sale to the public (the “Offering”). Hines REIT has retained Hines Real Estate Securities, Inc., (“HRES” or the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the common shares being offered pursuant to the Offering (see Note 5). The Hines REIT reached its Minimum Offering on November 23, 2004, at which time it issued 1,011,642 shares to its investors.
      Through December 31, 2004, the Company had received gross offering proceeds of $20,688,653 from the sale of 2,083,116 common shares, including $100,000 of gross proceeds relating to 10,000 shares sold to investors in Pennsylvania (see Note 2). As of December 31, 2004, 197,916,884 common shares remained available for sale to the public pursuant to the Offering, exclusive of common shares available under the Company’s dividend reinvestment plan. Hines REIT contributes all net proceeds from the Offering to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of December 31, 2004, Hines REIT owned a 64.29% interest in the Operating Partnership. Management expects Hines REIT’s ownership percentage in the Operating Partnership to continue to increase as Hines REIT invests additional net proceeds from the Offering in the Operating Partnership.
      From January 1 through March 28, 2005, Hines REIT had received gross offering proceeds of $31,407,967 from the sale of 3,154,045 common shares, including $283,000 of gross proceeds relating to 28,300 shares sold to investors in Pennsylvania and $46,838 of gross proceeds relating to 4,930 shares from the dividend reinvestment plan. As of March 28, 2005, 194,767,769 common shares remained available for

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sale to the public pursuant to the Offering, exclusive of common shares available under Hines REIT’s dividend reinvestment plan.

Minority Interests
      In addition to the $200,000 interest referred to above, on November 23, 2004, upon the Company reaching its Minimum Offering, HREH contributed an additional $10,000,000 to the Operating Partnership. As of December 31, 2004, HREH owned a 34.33% interest in the Operating Partnership.
      Additionally, as a result of HALP’s ownership of the Participation Interest (see Note 5), HALP’s percentage ownership in the Operating Partnership was 1.38% as of December 31, 2004.
     Investment in Hines-Sumisei U.S. Core Office Fund, L.P.
      As of December 31, 2004, the Company held 35,000 partnership units in the Core Fund (as defined below), representing the entire $35,000,000 interest it purchased from Hines US Core Office Capital Associates II Limited Partnership (“Cap Associates II”), an affiliate of Hines (see Note 3). As of December 31, 2004, the Company had paid all but $6,639,305 of the purchase price for this interest, the balance of which was paid in January 2005. As of December 31, 2004, the Core Fund owned indirect interests in eight office properties.
2.     Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of Hines REIT and the Operating Partnership (over which Hines REIT exercises financial and operating control) and the related amount of minority interest. All intercompany balances and transactions have been eliminated in consolidation.
      Investments in real estate partnerships where Hines REIT has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method. See further discussion in Note 3.

Cash and Cash Equivalents
      The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2004 and December 31, 2003, the Company did not have any cash equivalents.

Escrowed Investor Proceeds
      Escrowed investor proceeds and the related liability include gross proceeds relating to shares sold to investors in Pennsylvania, which are being held in escrow until the Company raises at least $73,000,000 of gross proceeds in the Offering.

Unaccepted Subscriptions for Common Shares
      Unaccepted subscriptions for common shares includes proceeds related to subscriptions which had not been accepted by the Company as of December 31, 2004.

Real Estate Purchase Price Allocation
      Following is a description of the Company’s accounting policy with respect to real estate assets acquired directly by the Company or one of its consolidated subsidiaries. The Company does not currently

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
own any real estate assets directly. As of December 31, 2004, all of the Company’s interests in real estate assets were held through its investment in the Core Fund (see Note 3).
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
      The value of in-place leases will be amortized to expense over the initial term of the respective leases, which management primarily expects to range from five to 20 years. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.
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

Organizational and Offering Costs
      Hines REIT incurred Securities and Exchange Commission filing fees of $180,000 in September, 2003, which were recorded as deferred offering costs in the accompanying consolidated balance sheet at December 31, 2003. Certain other organizational and offering costs of the Company have been paid by the Advisor on behalf of the Company. These costs consist of actual legal, accounting, printing, marketing and certain other offering-related expenses, and may include, but are not limited to: (i) amounts to reimburse the Advisor for all marketing-related costs and expenses such as salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates in connection with registering and marketing of Hines REIT’s common shares; (ii) salaries and direct expenses of employees of HRES while preparing for the offering and marketing of Hines REIT’s common shares and in connection with their wholesaling

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
activities; (iii) travel and entertainment expenses related to the offering and marketing of Hines REIT’s common shares; (iv) facilities and technology costs and other costs and expenses associated with the offering and marketing of Hines REIT’s common shares; (v) costs and expenses of conducting Hines REIT’s educational conferences and seminars; (vi) costs and expenses of attending broker-dealer sponsored conferences; and (vii) payment or reimbursement of bona fide due diligence expenses. Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred or 3.0% of the gross proceeds raised from the Offering. In no event will the Company have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.0% of the gross proceeds from the Offering.
      As of December 31, 2004 and December 31, 2003, the Advisor had incurred on behalf of the Company organizational and offering costs of approximately $24.0 million and $6.4 million, respectively (of which approximately $14.8 million and $2.9 million as of December 31, 2004 and December 31, 2003, respectively, relates to the Advisor or its affiliates), which includes approximately $14.8 million and $3.9 million as of December 31, 2004 and December 31, 2003, respectively, of organizational and internal offering costs, and approximately $9.2 million and $2.5 million as of December 31, 2004 and December 31, 2003, respectively, of third-party offering costs. For the year ended December 31, 2004, organizational and internal offering costs of approximately $14.8 million were expensed and included in the accompanying consolidated statement of operations and third-party offering costs of approximately $9.2 million were offset against additional paid-in capital on the accompanying consolidated statement of shareholders’ deficit. These amounts were accrued and included in due to affiliates, net in the accompanying consolidated balance sheet as of December 31, 2004 after (1) the Advisory Agreement was executed (May 24, 2004) and (2) subscriptions for the Minimum Number of Shares were received and accepted by Hines REIT (November 23, 2004).

Other Start-up Costs
      Other start-up costs recorded in the accompanying consolidated statements of operations include primarily legal and directors’ fees associated with the formation and initial activities of Hines REIT’s board of directors.

Per Share Data
      Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Diluted loss per common share has not been presented as there were no dilutive potential common shares for the year ended December 31, 2004 or for the period from Inception through December 31, 2003.

Income Taxes
      For the year ended December 31, 2004, Hines REIT intends to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and will be taxed as such beginning with its taxable year ended December 31, 2004. In addition, the Company’s sole investment as of December 31, 2004 was its investment in the Core Fund, which has invested in properties through a structure that includes several entities that will elect to be taxed as REITs. To qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of its annual ordinary taxable income to its shareholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their shareholders. If Hines REIT or the applicable entities in the Core Fund fail to qualify as REITs in any taxable year, they will then be subject to federal income taxes on their taxable income at regular corporate rates and will not be permitted to qualify for treatment as REITs for federal income tax

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted relief under certain statutory provisions. Such an event could materially adversely affect Hines REIT’s net income and net cash available for distribution to its shareholders. However, Hines REIT management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes.
      During the period from Inception through December 31, 2003, Hines REIT generated a deferred tax asset of approximately $3,000. Hines REIT recorded a valuation allowance of a like amount because of its intention to qualify as a REIT in 2004, which would not allow for the realization of the deferred tax asset. No provision has been made for federal income taxes for the year ended December 31, 2004 in the accompanying consolidated financial statements.

Use of Estimates
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-based Compensation
      Under the terms of the Employee and Director Incentive Share Plan, on December 2, 2004, the Company granted each independent member of its board of directors 1,000 restricted shares. These restricted shares will fully vest upon completion of their initial term for which they were elected. In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (as amended), the Company is recognizing the expense related to these shares over the vesting period and therefore has recorded $6,324 of compensation expense for the year ended December 31, 2004. This expense is included in general and administrative expenses in the accompanying statements of operations.

Fair Value of Financial Instruments
      Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2004 and 2003. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
      As of December 31, 2004 and 2003, management estimates that the carrying value of cash and cash equivalents, distributions receivable, accounts payable and accrued expenses, dividends and distributions payable are recorded at amounts which reasonably approximate fair value.

Comprehensive Loss
      Comprehensive loss is equal to net loss for the year ended December 31, 2004 and for the period from August 5, 2003 (date of inception) to December 31, 2003.

Reportable Segments
      FASB Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of Enterprise and Related Information, establishes standards for reporting financial and descriptive

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which is owning interests in commercial real estate investments.

Newly Adopted Accounting Pronouncements
      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which was revised in December 2003. FIN 46, as amended, establishes criteria to identify and assess a company’s interest in variable interest entities and for consolidating those entities. The consolidation requirements apply to existing public entities as of March 31, 2004. The Company does not believe that its unconsolidated subsidiary is a variable interest entity under the provisions of FIN 46.

3.	Investment in Hines-Sumisei U.S. Core Office Fund, L.P.
      Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”) is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. On June 3, 2004 the Operating Partnership entered into an agreement obligating it to use its first $35 million of net proceeds to acquire an interest in the Core Fund. On November 23, 2004, the Operating Partnership acquired 35,000 units in the Core Fund, representing the entire $35,000,000 interest it contracted to purchase from Cap Associates II, an affiliate of Hines. The Company applied $19,075,849 to the purchase price of this interest on that date, including the proceeds from a $10 million investment in the Operating Partnership by HREH, and agreed to pay the remaining $15,924,151 of the purchase price as it received additional net proceeds from the Offering. As of December 31, 2004, the Company had paid all but $6,639,305 of the purchase price for this interest, the balance of which was paid in January 2005. Under the terms of the purchase of this interest, to the extent the Company received any distributions from the Core Fund in respect of these units which relate to the period prior to November 23, 2004, such amounts were to be transferred to the seller of these units. To the extent the Company received any distributions from the Core Fund in respect of these units which related to the period after November 23, 2004, but prior to the date the Company paid the remaining purchase price for these units in full, such distributions were to be allocated between the Company and the seller of these units as follows: (i) the applicable amount of such distribution were to be divided and deemed paid on a daily basis during such period, and (ii) each daily amount was to be allocated between the parties based on the relationship of the total purchase price paid versus the amount of the remaining purchase price unpaid on such day.
      As of December 31, 2004, the Company’s equity method investment in Hines-Sumisei U.S. Core Office Fund, L.P. reflected in the accompanying consolidated balance sheet represents the $28,360,695 of the purchase price that had been paid to date as adjusted by the equity in earnings and distributions earned from the Core Fund related to that net investment for the period from November 23, 2004 to December 31, 2004. As of December 31, 2004, the Company had distributions receivable from the Core Fund of $247,494 related to this investment.
      The Company’s investment in the Core Fund is in the form of a non-managing general partner interest. This type of interest has limited rights with respect to the day-to-day operations of the Core Fund, but has full general partner liability under Delaware law. The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place. None of this debt is recourse to the Core Fund or the Company.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consolidated condensed financial information of the Core Fund is summarized as follows:
Consolidated Condensed Balance Sheet
as of December 31, 2004

ASSETS
Cash	$42,595,516
Property, net	1,086,862,767
Other assets	221,677,908

Total Assets	$1,351,136,191

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$739,733,000
Other liabilities	68,469,945
Minority interest	283,165,187
Partners’ capital	259,768,059

Total Liabilities and Partners’ Capital	$1,351,136,191

Consolidated Condensed Statement of Operations of the Core Fund
For the Year Ended December 31, 2004

Revenues and interest income	$145,731,104
Expenses	(129,136,976)
Minority interest	(10,737,438)

Net Income	$5,856,690

      Of the total 2004 rental revenue of the Core Fund, approximately:

•	14% was earned from two tenants in the oil and gas industry, whose leases expire on December 31, 2015;

•	40% was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027; and

•	25% was earned from two tenants in the financial services industry, one of whose lease expires in 2018 and the other whose leases expire in 2005 and 2015.
      On February 1, 2005, the Company acquired an additional 21,629.482 units in the Core Fund from Hines US Core LLC, an affiliate of Hines. The Company acquired these units at the original purchase price paid by the seller, or $1,000 per unit, resulting in a total purchase price of $21,629,482. The total amount applied to the purchase price of these units on the date of purchase was $2,492,000. The Company agreed to pay the remaining $19,137,482 of the purchase price for these units as it received additional net offering proceeds from the Offering. In March 2005, the Company paid the remaining amount in full.
      To the extent the Company receives any distributions from the Core Fund in respect of these units which relate to periods prior to the date of the acquisition, such amounts will be transferred to the seller of these units. To the extent the Company receives any distributions from the Core Fund in respect of these units which relate to periods after the date of the acquisition, but prior to the date the Company pays the remaining purchase price for these units in full, such distributions will be allocated between the Company and the seller of these units as follows: (i) the applicable amount of such distribution will be divided and

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deemed paid on a daily basis during such period, and (ii) each daily amount will be allocated between the parties based the relationship of the total purchase price paid versus the amount of the remaining purchase price unpaid on such day.
      As of March 28, 2005, the Company owned a 13.87% non-managing general partner interest in the Core Fund.

4.	Shareholders’ Deficit

Preferred Shares
      The Company’s board of directors, through Hines REIT’s articles of incorporation, has the authority to authorize the issuance of 500,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common shares as the consideration paid for each such preferred share bears to the book value of each outstanding common share. As of December 31, 2004 and 2003, the Company had no outstanding preferred shares.

Common Shares
      The holders of common shares are entitled to one vote per share upon each matter upon which holders of all common shares are entitled to vote, including the election of Hines REIT’s directors. The articles of incorporation of Hines REIT prohibit cumulative voting in the election of directors. Therefore, the holders of the majority of the common shares outstanding present in person or by proxy at an annual meeting of shareholders at which a quorum is present can elect the entire board of directors. Subject to the preferences and rights of any class or series of shares, the holders of common shares are entitled to dividends as authorized and declared by the board of directors out of legally available funds and, upon liquidation, are entitled to receive Hines REIT’s net assets available for distribution to shareholders. All shares issued in Hines REIT’s public offering will be fully paid and non-assessable. Holders of common shares will not have preemptive rights. As of December 31, 2004 and 2003, the Company had 2,073,116 and 1,000 shares of common stock outstanding, respectively.

Dividends
      The board of directors has declared dividends for the periods listed below, payable to shareholders of record at the close of business each day during the applicable period.

	Annualized
	Rate
Period	Declared(1)	Date Paid

November 23, 2004 — December 31, 2004	6%	January 14, 2005
January 1, 2005 — January 31, 2005	6%	April 2005(2)
February 1, 2005 — February 28, 2005	6%	April 2005(2)
March 1, 2005 — March 31, 2005	6%	April 2005(2)
April 1, 2005 — April 30, 2005	6%	July 2005(2)

(1)	Dividends were declared in the amount of $0.00164384 per share per day, representing the annualized rate of return on an investment of $10.00 per share if paid each day over a 365-day period.

(2)	Anticipated payment date.
      Dividends to shareholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Dividends that exceed the

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the shareholders’ basis in the common shares. To the extent that a dividend exceeds both current and accumulated earnings and profits and the shareholders’ basis in the common shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s common shares. The Company annually notifies shareholders of the taxability of dividends paid related to the preceding year.
      All dividends relating to the year ended December 31, 2004 constituted a return of capital for tax purposes.

5.	Related Party Transactions

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
      Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. The Advisor earned acquisition fees totaling $388,256 during the year ended December 31, 2004, which have been recorded as an expense in the accompanying consolidated statement of operations (see discussion of Participation Interest below).
      Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee is earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. The Advisor earned asset management fees totaling $20,904 during the year ended December 31, 2004, which have been recorded as an expense in the accompanying consolidated statement of operations (see discussion of Participation Interest below).
      Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company will reimburse the Advisor and its affiliates for certain other expenses incurred in

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
connection with the Company’s administration and ongoing operations. As of December 31, 2004 and December 31, 2003 the Advisor had advanced to or paid on behalf of the Company $1,308,087 and $202,203, respectively, to fund certain costs incurred by the Company, which has been included in the accompanying consolidated balance sheets. Management expects that these amounts will be repaid out of proceeds from the Offering or future operating cash flow.
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
      The Company pays HRES selling commissions in an amount of up to 6.0% of the gross proceeds of the common shares sold pursuant to the Offering (up to 4.0% for common shares issued pursuant to the dividend reinvestment plan), all of which will be reallowed to participating broker-dealers, plus a dealer manager fee in the amount of 2.2% of the gross proceeds of the common shares sold pursuant to the Offering, a portion of which may be reallowed to selected participating broker-dealers. No dealer manger fee will be paid with respect to the common shares sold pursuant to Hines REIT’s dividend reinvestment plan. Additionally, the Company or the Advisor may reimburse HRES for certain employee compensation and other expenses relating to the Offering, including but not limited to reimbursement of up to 0.5% of gross proceeds for bona fide due diligence expenses incurred by HRES. Selling commissions of $1,143,309 and dealer manager fees of $439,218 were earned by HRES for the year ended December 31, 2004, which have been offset against additional paid-in capital in the accompanying consolidated statement of shareholders’ deficit.

The Participation Interest
      Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The Participation Interest was issued in consideration for an obligation by Hines and its affiliates to perform future services in connection with the Company’s real estate operations. The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.38% as of December 31, 2004. The Participation Interest increases as described below and entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution. Because the Participation Interest is a profits interest, any value of such interest will be ultimately realized only if the Operating Partnership has adequate gain or profit to allocate to the holder of the Participation Interest.
      The Participation Interest as of the end of a particular calendar month equals the sum of: (i) the percentage interest attributable to the Participation Interest as of the end of the immediately preceding month, adjusted for any issuances or redemptions of units of partnership interest in the Operating

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Partnership during the month, plus (ii) 0.0625% of the net equity received by the Operating Partnership and invested in real estate investments as of the end of the current month, divided by the Equity Value (as defined in the Amended and Restated Agreement of Limited Partnership of the Operating Partnership) of the Operating Partnership as of the end of the current month, plus (iii) 0.50% of the gross amount invested by the Operating Partnership in any real estate investments, including debt attributable to such investments (“Gross Real Estate Investments”), made by the Operating Partnership during the current month divided by the Equity Value of the Operating Partnership as of the end of such month; provided that in the case of amounts invested in entities not wholly-owned by the Operating Partnership, it will be the Company’s allocable share of the Gross Real Estate Investments of such entities, divided by the Equity Value of the Operating Partnership as of the end of such month. The monthly adjustment to the percentage interest attributable to the Participation Interest is intended to approximate the economic equivalent of the cash acquisition and asset management fees earned by the Advisor under the Advisory Agreement for the applicable month, and the immediate and automatic reinvestment of such amount into the Operating Partnership in exchange for equity.
      As the percentage interest of the Participation Interest is adjusted, the value attributable to such adjustment is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares. This liability and related expense totaled $409,160 as of December 31, 2004 and is included in Participation Interest liability in the accompanying consolidated balance sheet and in asset management and acquisition fees on the accompanying consolidated statements of operations. The conversion and redemption features of the Participation Interest are accounted for in accordance with the guidance of EITF 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts. Redemptions for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability, with any additional amounts recorded as a reduction to equity. Conversions into common shares of Hines REIT will be recorded as an increase to the common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the Participation Interest will result in a reduction in the percentage interest attributable to the interest to the extent of such redemption or conversion and will have no impact on the calculation of subsequent increases in the Participation Interest.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

6.	Quarterly Financial Data (Unaudited)
      The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2004:

	For the Quarter Ended				For the
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2004	2004	2004	2004	2004

Revenues	$—	$—	$—	$—	$—
Equity in earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	$—	$—	$—	$68,461	$68,461
Net loss	$(155,866)	$(269,913)	$(286,341)	$(9,295,769)	$(10,007,889)
Loss per common share:
Basic and diluted	$(155.87)	$(269.91)	$(286.34)	$(14.17)	$(60.40)
      The following table presents selected unaudited quarterly financial data for each quarter during the period ended December 31, 2003:

	For the	For the Quarter	For the
	Period From	Ended	Period From
	August 5, 2003 to	December 31,	August 5, 2003 to
	September 30, 2003	2003	December 31, 2003

Revenues	$—	$—	$—
Equity in earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	$—	$—	$—
Net loss	$—	$(20,427)	$(20,427)
Loss per common share:
Basic and diluted	$—	$(20.43)	$(20.43)
*   *   *   *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
      No change occurred in our internal controls concerning financial reporting (as defined in
Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2005.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2005.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2005.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2005.

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules
      (a)(1) Financial Statements

Hines Real Estate Investment Trust, Inc.
Consolidated Financial Statements — Year ended December 31, 2004 and Period from August 5, 2003 Through December 31, 2003:
Report of Independent Registered Public Accounting Firm	22
Audited Consolidated Financial Statements
Consolidated Balance Sheets	23
Consolidated Statements of Operations	24
Consolidated Statements of Shareholders’ Deficit	25
Consolidated Statements of Cash Flows	26
Notes to Consolidated Financial Statements	27
Hines-Sumisei U.S. Core Office Fund, L.P.
Consolidated Financial Statements — Year ended December 31, 2004 and Period from August 8, 2003 Through December 31, 2003:
Report of Independent Registered Public Accounting Firm	41
Audited Consolidated Financial Statements
Consolidated Balance Sheets	42
Consolidated Statements of Operations	43
Consolidated Statements of Partners’ Equity (Deficit)	44
Consolidated Statements of Cash Flows	45
Notes to Consolidated Financial Statements	46

(2) Financial Statement Schedules — None required
      (b) Exhibits

Reference is made to the Index to Exhibits beginning on page 60 for a list of all exhibits filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Hines-Sumisei U.S. Core Office Fund, L.P.
Houston, Texas
      We have audited the accompanying consolidated balance sheets of Hines-Sumisei U.S. Core Office Fund, L.P. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners’ equity (deficit), and cash flows for the year ended December 31, 2004 and the period from August 8, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines-Sumisei U.S. Core Office Fund, L.P. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period from August 8, 2003 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 29, 2005

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

	December 31,	December 31,
	2004	2003

ASSETS
Investment property, at cost:
Building and improvements, net of accumulated depreciation of $13,511,390 and $2,729,327 at December 31, 2004 and December 31, 2003, respectively	$560,887,553	$294,666,329
In-place leases, net of accumulated amortization of $36,385,591 and $3,893,743 at December 31, 2004 and December 31, 2003, respectively	242,098,226	77,442,983
Land	283,876,988	169,719,475

Total investment property	1,086,862,767	541,828,787
Cash and cash equivalents	42,595,516	6,567,076
Restricted cash	13,139,238	10,578,181
Straight-line rent receivable	11,477,523	2,879,106
Tenant and other receivables	1,836,391	2,622,226
Deferred financing costs, net of accumulated amortization of $3,034,386 and $586,539 at December 31, 2004 and December 31, 2003, respectively	23,456,139	7,632,231
Deferred leasing costs, net of accumulated amortization of $366,229 and $22,126 at December 31, 2004 and December 31, 2003, respectively	12,740,735	858,783
Acquired above-market leases, net of accumulated amortization of $15,888,581 and $1,549,078 at December 31, 2004 and December 31, 2003, respectively	157,844,784	25,282,799
Prepaid expenses and other assets	1,183,098	130,117

TOTAL ASSETS	$1,351,136,191	$598,379,306

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
LIABILITIES:
Accounts payable and accrued expenses	$23,280,532	$6,333,996
Straight-line rent payable	127,546	—
Acquired below-market leases, net of accumulated amortization of $4,302,381 and $787,083 at December 31, 2004 and December 31, 2003, respectively	16,139,137	10,348,291
Other liabilities	15,728,357	1,853,043
Distributions payable	7,077,685	—
Dividends payable to minority interest holders	6,116,688	2,356,471
Notes payable	739,733,000	442,957,714

Total liabilities	808,202,945	463,849,515

Commitments and Contingencies
MINORITY INTEREST	283,165,187	136,651,921
PARTNERS’ EQUITY (DEFICIT)	259,768,059	(2,122,130)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$1,351,136,191	$598,379,306

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year ended December 31, 2004 and for the Period from August 8, 2003
(date of inception) through December 31, 2003

		Period from
		August 8, 2003
		(date of
	Year Ended	inception) to
	December 31,	December 31,
	2004	2003

REVENUES:
Rentals	$140,219,412	$30,795,574
Other	5,164,523	101,987

Total revenues	145,383,935	30,897,561
EXPENSES:
Depreciation and amortization	43,618,014	6,645,196
Operating	25,634,566	3,547,814
Real property taxes	21,633,532	5,517,832
Property management fees	2,406,083	740,392
General and administrative	5,495,372	2,471,278

Total expenses	98,787,567	18,922,512
INCOME BEFORE INTEREST INCOME, INTEREST EXPENSE AND MINORITY INTEREST IN EARNINGS OF CONSOLIDATED ENTITIES	46,596,368	11,975,049
Interest income	347,169	24,146
Interest expense	(30,349,409)	(8,865,782)

INCOME BEFORE MINORITY INTEREST IN EARNINGS OF CONSOLIDATED ENTITIES	16,594,128	3,133,413
Minority interest in earnings of consolidated entities	(10,737,438)	(4,709,701)

NET INCOME (LOSS)	$5,856,690	$(1,576,288)

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)
For the Year ended December 31, 2004 and for the Period from August 8, 2003
(date of inception) through December 31, 2003

	General	Limited
	Partner	Partners	Total

BALANCE — August 8, 2003 (date of inception)
Contributions from partners	$10	$990	$1,000
Distributions to partners	(5,469)	(541,373)	(546,842)
Net loss	(15,763)	(1,560,525)	(1,576,288)

BALANCE — December 31, 2003	(21,222)	(2,100,908)	(2,122,130)
Contributions from partners	284,990	364,729,797	365,014,787
Distributions to partners	(30,704)	(22,264,187)	(22,294,891)
Net income	8,564	5,848,126	5,856,690
Redemption of partnership interests	(5,116)	(85,126,602)	(85,131,718)
Adjustment for basis-difference	(1,554,679)	—	(1,554,679)

BALANCE — December 31, 2004	$(1,318,167)	$261,086,226	$259,768,059

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 31, 2004 and for the Period from August 8, 2003
(date of inception) through December 31, 2003

		Period from
		August 8, 2003
	Year Ended	(date of inception)
	December 31,	to December 31,
	2004	2003

Net income (loss)	$5,856,690	$(1,576,288)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities —
Depreciation and amortization	46,065,861	7,231,735
Amortization of above and below market leases, net	10,824,205	761,995
Minority interest in earnings of consolidated entities	10,737,438	4,709,701
Changes in assets and liabilities:
Decrease (increase) in tenant and other receivables	785,835	(2,622,226)
Increase in straight-line rent receivable	(8,598,417)	(2,879,106)
Additions to deferred lease costs	(12,226,055)	(880,909)
Increase in prepaid expenses and other assets	(1,052,981)	(130,117)
Increase in accounts payable and accrued expenses	16,946,536	6,333,996
Increase in straight-line rent payable	127,546	—
Increase in other liabilities	13,875,314	1,853,043

Net cash provided by operating activities	83,341,972	12,801,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property	(589,862,570)	(548,451,857)
Increase in restricted cash	(2,561,057)	(10,578,181)
Increase in acquired above-market leases	(146,901,488)	(26,831,877)
Increase in acquired below-market leases	9,306,144	11,135,374

Net cash used in investing activities	(730,018,971)	(574,726,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	320,962,073	1,000
Contributions from minority interest holders	191,981,307	139,619,755
Distributions to partners	(15,217,206)	(546,842)
Dividends to minority interest holders	(32,445,262)	(5,321,064)
Redemption to partners	(85,131,718)	—
Redemptions to minority interests	(20,000,000)	—
Proceeds from notes payable	436,339,892	445,457,714
Repayments of notes payable	(95,511,892)	(2,500,000)
Additions to deferred financing costs	(18,271,755)	(8,218,770)

Net cash provided by financing activities	682,705,439	568,491,793

NET INCREASE IN CASH AND CASH EQUIVALENTS	36,028,440	6,567,076
CASH AND CASH EQUIVALENTS — Beginning of period	6,567,076	—

CASH AND CASH EQUIVALENTS — End of period	$42,595,516	$6,567,076

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Cash paid during the period for interest	$26,630,223	$8,087,861

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Distributions payable	$7,077,685	$—

Dividends payable to minority interest holders	$6,116,688	$2,356,471

Conversion of note payable to equity	$44,052,714	$—

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2004 and for
the Period from August 8, 2003 (date of inception) to December 31, 2003

1.	Organization
      Hines-Sumisei U.S. Core Office Fund, L.P. and consolidated subsidiaries (the “Fund”) was organized in August 2003 as a Delaware limited partnership by affiliates of Hines Interests Limited Partnership (“Hines”) for the purpose of investing in existing office properties (“Properties”) in the United States. The Fund’s third-party investors are primarily U.S. and foreign institutional investors. The managing general partner is Hines U.S. Core Office Capital LLC (“Capital”), an affiliate of Hines.
      The following table shows the Fund’s interest in its consolidated entities and their related Operating Entities and Properties as of December 31, 2003 and December 31, 2004:

	Interest in	Interest in
	Consolidated	Consolidated
	Entity as of	Entity as of
	December 31,	December 31,
Consolidated Entity	2003	2004	Operating Entities (the “Companies”)	Properties

Hines-Sumisei NY Core Office Trust	23.98%	40.60%	Hines 1200 Nineteenth Street LLC	1200 19th Street
			Hines 425 Lexington Avenue LLC	425 Lexington Avenue
			Hines 499 Park LLC	499 Park Avenue

Hines-Sumisei NY Core Office Trust II	N/A	40.60%	Hines 600 Lexington Avenue LLC	600 Lexington Avenue

Hines-Sumisei U.S. Core Office Trust	N/A	86.77%	Hines-Sumisei U.S. Core Office Properties, LP(1)	One Shell Plaza(2)
				Two Shell Plaza(2)
				55 Second Street
				101 Second Street
			Hines U.S. Services, Inc.	Shell Parking Garage

(1)	Hines-Sumisei U.S. Core Office Trust owns 87.23% of Hines-Sumisei U.S. Core Office Properties, LP.

(2)	Hines-Sumisei U.S. Core Office Properties, LP owns 50% of One Shell Plaza and Two Shell Plaza.

2.	Summary of Significant Accounting Policies
      Basis of Presentation — The consolidated financial statements include the accounts of the Fund as well as the accounts of entities over which the Fund exercises financial and operating control and the related amounts of minority interest. All intercompany balances and transactions have been eliminated.
      Revenue Recognition — For financial reporting purposes, the Companies recognize rental revenue on a straight-line basis over the life of the lease. Straight-line rent receivable included in the accompanying consolidated balance sheets consists of the difference between the tenants’ rent calculated on a straight-line basis from the date of acquisition over the remaining term of the related leases and the tenants’ actual rent due under the lease.
      Revenues relating to lease termination fees are recognized at the time that the tenant’s right to occupy the space is terminated and when the Companies have satisfied all obligations under the agreement. For the year ended December 31, 2004, the Fund recorded $13,162,660 in rental revenue relating to lease termination fees received by a subsidiary of Hines-Sumisei NY Core Office Trust.
      Property — Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property’s estimated undiscounted future cash flows,

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including estimated proceeds from disposition. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for the building. Major replacements where the betterment extends the useful life of the asset are capitalized. Maintenance and repair items are charged to expense as incurred.
      The Properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect impairment in the value of the asset. At December 31, 2004 and 2003, management believes no such impairment has occurred.
      Upon acquisition of real estate, the Companies allocate the purchase price to tangible assets of an acquired property (which includes land, building and improvements) based on the estimated fair values of those tangible assets assuming the building was vacant. The Companies record above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts payable pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the leases. The Companies then amortize any capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable term of the respective leases. The Companies also amortize any capitalized below-market lease values as an increase to rental income over the remaining non-cancelable term of the respective leases.
      The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Companies’ overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
      The value of the in-place leases is amortized to expense over the remaining term of the respective leases, which range from 1 to 23 years. The value of customer relationship intangibles are amortized to expense over the remaining term of the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
      Amortization of allocated purchase price assets (excluding fixed assets) for the year ended December 31, 2004 and for the period August 8, 2003 through December 31, 2003 was $32,491,848 and

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$3,893,743, respectively for in-place leases and $10,824,205 and $761,995, respectively for out-of-market leases, net. Anticipated amortization for the next five years is as follows:
As of December 31, 2004:

	In-Place	Out-of-Market
Year Ending December 31	Leases	Leases, net

2005	$29,251,816	$15,858,553
2006	26,273,933	14,217,237
2007	24,226,735	14,201,949
2008	21,956,416	15,075,578
2009	20,459,031	14,998,738
      Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
      Deferred Financing Costs — Deferred financing costs consist of direct costs incurred in obtaining the notes payable (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the term of the notes. For the year ended December 31, 2004 and for the period August 8, 2003 to December 31, 2003, $2,447,847 and $586,539 was amortized into interest expense, respectively.
      Deferred Leasing Costs — Direct leasing costs, primarily third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. For the year ended December 31, 2004 and for the period August 8, 2003 through December 31, 2003, amortization expense was $344,103 and $22,126, respectively.
      Cash and Cash Equivalents — For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand and investment instruments with original maturities of three months or less.
      Restricted Cash — At December 31, 2004 and 2003, restricted cash consists of tenant security deposits and escrow deposits held by lenders for property taxes, tenant improvements and leasing commissions. Substantially all restricted cash is invested in demand and short-term instruments.
      Environmental Remediation Costs — The Fund accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Management is not aware of any environmental remediation obligations that would materially affect the operations, financial position or cash flows of the Fund.
      Income Taxes — No provision for income taxes is made in the accounts of the Fund since such taxes are liabilities of the partners and depend upon their respective tax situations.
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Newly Adopted Accounting Pronouncements — In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was revised in December 2003. FIN 46, as amended, establishes criteria to identify and assess a company’s interest in variable interest entities and for consolidating those entities. This Interpretation is effective immediately for nonpublic companies regarding their interests in entities that were formed after December 31, 2003 and will be effective no later than the beginning of the first annual period beginning after December 31, 2004 for their interests in entities that were formed on or before December 31, 2003. Management does not believe that adoption of this Interpretation related to variable interests in entities formed prior to December 31, 2003 will have a material impact on the Fund’s financial statements. For those entities formed subsequent to December 31, 2003, in which the Fund has an interest, the adoption of this Interpretation did not have a material impact on the Fund’s financial statements.

3.	Asset Acquisitions
      During the period August 8, 2003 through December 31, 2003 and for the year ended December 31, 2004 the Fund acquired interests in the following Properties:
      In August 2003, the Fund, along with other affiliated and unaffiliated entities, acquired three office buildings, 425 Lexington Avenue and 499 Park Avenue in New York City and 1200 Nineteenth Street in Washington, D.C., for a purchase price, including transaction, financing and working capital costs, of approximately $581,100,000. These properties consist of a total of approximately 1,216,000 rentable square feet (unaudited).
      In February 2004, the Fund, along with other affiliated and unaffiliated entities, acquired 600 Lexington Avenue for a purchase price, including transaction, financing and working capital costs, of approximately $91,600,000. The office building is located in New York City and consists of approximately 280,600 rentable square feet (unaudited).
      In May 2004, the Fund, along with other affiliated and unaffiliated entities, purchased an indirect interest in One Shell Plaza and Two Shell Plaza for a purchase price, including transaction, financing and working capital costs, of approximately $351,772,000. The office buildings are located in Houston, Texas and consist of a total of approximately 1,790,600 rentable square feet (unaudited).
      In September 2004, the Fund, along with other affiliated and unaffiliated entities, acquired 55 Second Street and 101 Second Street for a purchase price, including transaction, financing and working capital costs and interest rate buy-down fees, of approximately $305,000,000. The office buildings are located in San Francisco, California and consist of a total of approximately 767,200 rentable square feet (unaudited).

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Notes Payable
      The Fund’s notes payable consist of the following:

			Outstanding	Outstanding
			Principal	Principal
		Maturity	Balance at	Balance at
Description	Interest Rate	Date	12/31/2004	12/31/2003

Secured Non-recourse Fixed Rate Mortgage Loans:
Bank of America/ Connecticut General Life Insurance:
Note A1	4.7752%	9/1/2013	$160,000,000	$160,000,000
Note A2	4.7752%	9/1/2013	104,600,000	104,600,000
Note B	4.9754%	9/1/2013	51,805,000	51,805,000
Prudential Financial, Inc.	5.74%	3/1/2014	49,850,000	—
Prudential Mortgage Capital Company Note A	4.64%	6/1/2014	131,962,500	—
Prudential Mortgage Capital Company Note B	5.29%	6/1/2014	63,537,500	—
Nippon Life Insurance Companies — 55 Second Street	5.13%	9/20/2014	80,000,000	—
Nippon Life Insurance Companies — 101 Second Street	5.13%	4/19/2010	75,000,000	—

			716,755,000	316,405,000

Variable Rate Mezzanine Loans:
Bank of America/ Connecticut General Life Insurance	LIBOR + 3.75% to 4.25%	9/7/2004	—	82,500,000
Prudential Mortgage Capital Company	30 day LIBOR + 3.75%	10/1/2005	22,978,000	—
Affiliate	Prime + 3%	8/18/2006	—	44,052,714

			22,978,000	126,552,714

Total			$739,733,000	$442,957,714

Secured Non-recourse Fixed Rate Mortgage Loans
      Bank of America/ Connecticut General Life Insurance Note A and Note B — The non-recourse loan agreement obligations are secured by mortgages on 425 Lexington Avenue, 499 Park Avenue and 1200 Nineteenth Street, the leases on these properties, a security interest in personal property in these properties and an assignment of the property management agreements. The loan agreement requires monthly payments of interest only and all outstanding principal and unpaid interest must be paid by September 1,

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2013. No prepayment of the loan agreement is allowed prior to September 1, 2005. After September 1, 2005, prepayment of the entire principal balance of the loan is permitted with payment of a premium.
      Prudential Financial, Inc. — On February 2, 2004, Hines 600 Lexington Ave LLC entered into a loan agreement (the “Note”) with Cigna Retirement & Investment Services. The non-recourse loan was subsequently transferred to Prudential Financial, Inc. under the original terms in April of 2004. The loan agreement obligations are secured by a mortgage on 600 Lexington Avenue, the leases on this property, a security interest in personal property in this property and an assignment of the property management agreement. The loan agreement requires monthly interest payments and all outstanding principal and unpaid interest must be paid by March 1, 2014. No prepayment of the loan is allowed prior to March 1, 2006. After March 1, 2006 prepayment of the entire principal balance of the loan is permitted with payment of a premium.
      Prudential Mortgage Capital Company — The non-recourse loan agreement obligations are secured by mortgages on One Shell Plaza and Two Shell Plaza, the leases on these properties, a security interest in personal property in these properties and an assignment of the property management agreements. The loan agreement requires monthly interest payments for the first five years and payments of principal and interest on a 30-year amortization schedule for years 6 through 10 of its 10-year term. All outstanding principal and unpaid interest must be paid by June 1, 2014. Prepayment of the entire principal balance of the loan is permitted with payment of a premium upon thirty days’ written notice to the lender.
      Nippon Life Insurance Companies — The non-recourse loan is secured by a mortgage on 55 Second Street, the leases on this property, a security interest in personal property in this property and an assignment of the property management agreement. The loan requires monthly interest payments and all outstanding principal and unpaid interest must be paid by September 20, 2014. This loan is cross-collateralized and includes cross-default provisions with the Nippon Life Insurance Companies — 101 Second Street loan. Prepayment of this loan is not allowed prior to September 20, 2006. Thereafter, prepayment of the entire principal balance is allowed with payment of a prepayment penalty.
      Nippon Life Insurance Companies — The non-recourse loan is secured by a mortgage on 101 Second Street, the leases on this property, a security interest in personal property in this property and an assignment of the property management agreement. The loan requires monthly interest payments and all outstanding principal and unpaid interest must be paid by April 19, 2010. This loan is cross-collateralized and includes cross-default provisions with the Nippon Life Insurance Companies — 55 Second Street loan. Prepayment of this loan is not allowed prior to September 20, 2006. Thereafter, prepayment of the entire principal balance is allowed with payment of a prepayment penalty.

Variable Rate Mezzanine Loans
      Bank of America/ Connecticut General Life Insurance Mezzanine Loan — In connection with the acquisition of 425 Lexington Avenue, 499 Park Avenue and 1200 Nineteenth Street, a wholly-owned subsidiary of Hines-Sumisei NY Core Office Trust entered into a mezzanine loan agreement with Bank of America and Connecticut General Life Insurance in the principal amount of $85,000,000. A payment of $2,500,000 was made by the subsidiary in October 2003 against the principal balance. The margin rate on the loan through and including December 31, 2003 was 3.75%.
      The mezzanine loan was secured by this subsidiary’s direct and indirect interests in the investment entities formed to hold the properties and was not recourse to the Fund. All outstanding principal and interest was paid in full on April 26, 2004.
      Prudential Mortgage Capital Company Mezzanine Loans — In connection with the acquisition of 55 Second Street and 101 Second Street, an indirect subsidiary of the Fund, entered into a mezzanine loan agreement with Prudential Mortgage Capital Company, LLC. The mezzanine loan was secured by this

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subsidiary’s direct and indirect interests in the investment entities formed to hold the properties and was not recourse to the Fund. This loan has a term of twelve months (subject to one six-month extension option) and required monthly installments of interest only for the stated term. Prepayment of the entire principal balance of this loan was permitted upon 30 days’ written notice. The interest rate at December 31, 2004 for this loan was 6.17%. All outstanding principal and interest was paid in full on March 15, 2005.
      In connection with the acquisition of the One Shell Plaza and Two Shell Plaza, an indirect subsidiary of the Fund entered into loan agreements with Prudential Mortgage Capital Funding, LLC and Prudential Insurance Company of America on May 10, 2004. The original aggregate amounts of these notes were $11,343,700 and $1,668,191, respectively. Both loan agreements provided for a monthly interest rate of 30 day LIBOR plus 2.75%. The loan required monthly interest payments and all outstanding principal and unpaid interest was due on June 1, 2009. On August 31, 2004, these notes on One Shell Plaza and Two Shell Plaza were paid in full.

Affiliate Mezzanine Loan
      In conjunction with the acquisition of 425 Lexington Avenue, 499 Park Avenue and 1200 Nineteenth Street, an indirect subsidiary of the Fund entered into a loan agreement with Hines U.S. Core Office Capital Associates II (“Associates II”), a related party, whereby Associates II advanced $44,052,714 to the Fund in accordance with the Partnership Agreement and a promissory note.
      The note payable bore simple interest through maturity at the greater of (i) the rate announced by Chase Bank, N.A., Houston, Texas as its prime rate plus 3.0% or (ii) the “applicable federal rate” as defined in Section 1274(d) of the Internal Revenue Code of 1986. For the period of August 8, 2003 through December 31, 2003, the interest rate applied to the outstanding balance was 7.0%.
      Interest only payments were due on each June 30th and December 31st during the period in which the note payable was outstanding. The outstanding principal balance on the note payable was due either on demand by Associates II, in accordance with the Partnership Agreement, or, if demand was not made, on or before August 18, 2006.
      The affiliate mezzanine loan was converted to equity on February 2, 2004.
      As of December 31, 2004, the scheduled principal payments on notes payable are due as follows:

Year Ending December 31

2005	$22,978,000
2006	—
2007	—
2008	—
2009	1,465,448
Thereafter	715,289,552

Total	$739,733,000

      Each of the notes described above contain both affirmative and negative covenants. Management believes that the Fund was in compliance with such covenants at December 31, 2004 and 2003.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Rental Revenues
      The Properties have entered into non-cancelable lease agreements, subject to various escalation clauses, with tenants for office and retail space. As of December 31, 2004, the approximate fixed future minimum rentals and square feet expiring in various years through 2027 are as follows:

		Square Feet
	Fixed Future	Expiring
Year ending December 31	Minimum Rentals	(unaudited)

2005	$125,646,278	160,682
2006	126,964,675	102,526
2007	122,202,378	296,021
2008	109,973,068	86,338
2009	113,983,867	112,535
Thereafter	735,077,392	3,048,560

Totals	$1,332,847,658	3,806,662

      At December 31, 2004, approximately 3,815,271 square feet (unaudited), representing 94.1% of the Properties’ net rentable area, was leased to tenants under operating leases. Of the total 2004 rental revenue, approximately:

•	14% was earned from a tenant in the oil and gas industry, whose leases expire on December 31, 2015;

•	40% was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027; and

•	25% was earned from two tenants in the financial services industry, one of whose lease expires in 2018 and the other whose leases expire in 2005 and 2015.
      The tenant leases provide for annual rentals that include the tenants’ proportionate share of real estate taxes and certain building operating expenses. The Companies’ tenant leases have remaining terms of up to 23 years and generally include tenant renewal options that can extend the lease terms.

6.	Governing Agreements and Investor Rights

Governance of the Fund
      The Fund is governed by the Partnership Agreement, as amended and restated on November 23, 2004. The term of the Fund shall continue in full force and effect until it is dissolved pursuant to the provisions in the Partnership Agreement.
      Management — Capital, as managing general partner, manages the day to day affairs of the Fund through an advisory agreement with Hines. The managing general partner has the power to direct the management, operation and policies of the Fund subject to oversight of a management board. On November 23, 2004, a subsidiary of Hines Real Estate Investment Trust, Inc. (“HinesREIT”), obtained a non-managing general partner interest in the Fund. As a result, the Fund is required to obtain approval from HinesREIT for certain significant actions as defined in the Partnership Agreement.
      Governance — The managing general partner is subject to the oversight of a management board consisting of seven members. The approval of the management board is required for: acquisitions and dispositions of investments, incurring indebtedness, issuing new equity interests in the Fund, approving annual budgets and other major decisions as outlined in the Partnership Agreement. In addition, the

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
managing general partner is also advised by an advisory committee consisting of certain Fund Investors (as defined in the Partnership Agreement); provided that no member of the committee is an affiliate of Hines. The advisory committee’s approval is not required for any actions of the managing general partner except under certain circumstances, primarily related to transactions between the Fund and Hines or its affiliates.
      Contributions — New investors entering the Fund acquire partnership units under the terms of a subscription agreement, under which the investor agrees to contribute a specified amount of capital to the Fund in exchange for units (“Capital Commitment”). The Capital Commitment may be funded and units may be issued in installments, however, the new investor is admitted to the Fund as a partner upon payment for the first units issued to the investor. Additional cash contributions for any unfunded commitments are required upon direction by the managing general partner.
      Distributions — Cash distributions will be made to the partners of record as of the applicable record date, not less frequently than quarterly, on a pro rata basis based on their ownership interests.
      Allocation of Profits/ Losses — All profits and losses for any fiscal year shall be allocated pro rata among the partners in proportion to their ownership interests. All profit and loss allocations are subject to the Special and Curative allocations as defined in the Partnership Agreement.
      Fees — Unaffiliated Limited Partners (as defined) of the Fund pay acquisition and asset management fees to the managing general partner. These fees are in addition to, and do not reduce, the capital commitment of the partner.
      Redemptions — Beginning on the later of (i) February 2, 2007, or (ii) one year after acquisition of such interest, a partner may request redemption of all or a portion of its interest in the Fund at a price equal to the interest’s value based on the net asset value of the Fund. The Fund will attempt to redeem up to 10% of its outstanding interests during any calendar year; provided that the Fund will not redeem any interests if the managing general partner determines that such redemption would be inconsistent with the best interests of the Fund.
      Debt — The Fund, through its subsidiaries, may incur debt with respect to any of its investments or future investments in real estate properties, subject to the following limitations at the time the debt is incurred: (i) 65% debt-to-value limitation for each property; and (ii) 50% aggregate debt-to-value limitation for all Fund assets, excluding in both cases assets held by the Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II (the “NY Trusts”). However, the Fund may exceed the 50% aggregate limitation in (ii) above to finance acquisitions as long as the managing general partner makes a reasonable determination that the Fund will be in compliance with the 50% aggregate limitation described above within one year of its incurrence. The NY Trusts have a debt limitation of 55% debt-to-value ratio at the time any such indebtedness is incurred. In addition, the Fund, through its subsidiaries, may obtain a credit facility secured by unfunded capital commitments from its partners. Such credit facility will not be counted for purposes of the leverage limitations above, so long as no assets of the Fund are pledged to secure such indebtedness.

Rights of General Motors Investment Management Corporation
      An Amended and Restated Investor Rights Agreement (“Rights Agreement”) between Hines, the Fund, Hines-Sumisei NY Core Office Trust, General Motors Investment Management Corporation (“GMIMC”), and three independent plans and funds advised by GMIMC (combined as “Institutional Co-Investors”) dated December 23, 2003, provides GMIMC with certain rights related to co-investment,

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
redemptions, and forced sale of assets. The Institutional Co-Investors currently co-invest with the Core Fund in six of the Fund’s Properties, owning effective interests in the Properties as follows:

Institutional
Co-Investors’
Property	Effective Interest

425 Lexington Avenue, 499 Park Avenue, 1200 19th Street	57.89%
600 Lexington Avenue	57.89%
One Shell Plaza, Two Shell Plaza	49.50%
      Co-Investment rights — GMIMC, on behalf of one or more funds it advises, has the right to co-invest with the Fund in connection with each investment made by the Fund in an amount equal to at least 20% of the total equity capital to be invested in such investment, subject to certain limitations.
      GMIMC also has the right, but not the obligation, on behalf of one or more funds it advises, to co-invest with third-party investors in an amount equal to at least 50% of the co-investment capital sought by the Fund from third-party investors for a prospective investment. In order to exercise such third-party co-investment right, GMIMC must invest at least 50% of the capital to be invested from sources other than the Fund.
      GMIMC is not entitled to co-investment rights with respect to additional capital raised by the Fund in relation to the initial four properties acquired from Sumitomo Life; and if the owner of an investment desires to contribute the investment to the Fund and receive interests in the Fund or a subsidiary of the Fund on a tax-deferred basis, GMIMC has no co-investment rights with respect to the portion of such investment being made through the issuance of such tax-deferred consideration.
      Redemption rights — For each asset in which Institutional Co-Investors or other funds advised by GMIMC acquire interests pursuant to the GMIMC’s co-investment rights, the Fund must establish a three-year period ending no later than the twelfth anniversary of the date such asset is acquired during which the entity through which the Institutional Co-Investors make their investment will redeem or acquire such Institutional Co-Investors’ interest in such entity at net asset value, unless the GMIMC elects to extend this period.
      Forced sale rights — Any co-investment entity through which one or more Institutional Co-Investors co-invest in any Fund investment, (each, a “Co-Investment Entity”), is required to consult with GMIMC prior to making certain specified major decisions. Major decisions include the sale of an investment, entering into financing or refinancing agreements, material alterations to assets, acceptance of capital contributions, issuance of additional securities, entering into leasing transactions affecting 15% of the net rentable area of the building, entering into a property management agreement, entering into new or revised agreements between the Fund and Hines or affiliated entities, and any actions that are reasonably likely to have a material impact on the value of the investments. If GMIMC is not satisfied with any major decision made by a Co-Investment Entity (other than a decision to sell an investment), GMIMC has the right to require such Co-Investment Entity to sell the investment or investments which are affected by the major decision (provided, that if all assets owned by any such Co-Investment Entity are so affected, the Co-Investment Entity can elect to redeem the entire interest of all Institutional Co-Investors in such entity). In the event of such a forced sale or redemption, each Institutional Co-Investor having an interest in the affected investment would be entitled to receive a forced sale payment amount equal to the amount that would have been distributed to such investor had such investment been sold and the proceeds distributed to all persons having an interest in such investment as of the date GMIMC initiated the forced sale or redemption requirement. Pending such sale or redemption, each such Institutional Co-Investor would be entitled to receive, in preference to any distributions to other investors having an interest in such investment and in lieu of any amounts otherwise distributable to such Institutional Co-Investor in respect

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of such asset, distributions which accrue at a specified rate on the forced sale payment amount described in the preceding sentence; with such rate of accrual increasing to a higher, default rate if the investment is not sold (or such Institutional Co-Investor’s interests therein redeemed) within a specified period of time.

IK US Portfolio Invest GmbH & Co. KG
      IK US Portfolio Invest GmbH & Co. KG, a limited partnership established under the laws of Germany (the “IK Fund”), paid $20,000,000 for 20,000 units of limited partner interest in Hines-Sumisei US Core Office Properties LP (“US Core Properties”), a subsidiary of the Fund, and made a commitment to contribute an additional $85,000,000 to US Core Properties, in exchange for additional units of limited partner interest, which is conditioned on it raising sufficient equity capital to fund such commitment. The IK Fund has the right to require US Core Properties to redeem all or any portion of its interest in US Core Properties on December 31, 2014, at its then net asset value. The Fund is obligated to provide US Core Properties with sufficient funds to fulfill this priority redemption right, to the extent sufficient funds are otherwise not available to US Core Properties. Prior to December 31, 2014, the IK Fund is not entitled to participate in the redemption rights generally available to Fund investors until 2015 and each calendar year thereafter.

7.	Related-Party Transactions
      The Companies have entered into management agreements with Hines, a related party, to manage the operations of the Properties. As compensation for its services, Hines received the following:

•	A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the specific Property. Hines earned management fees of $2,406,083 and $527,231 for the year ended December 31, 2004 and the period of August 8, 2003 through December 31, 2003, respectively.

•	Reimbursement for various direct services performed off-site in an amount limited to the amount that is recovered from tenants under their leases and will not exceed in any calendar year a per-rentable-square-foot limitation. This per-square-foot limitation was $0.205 in 2004 and will increase on January 1st of each subsequent year based on the consumer price index. For the year ended December 31, 2004 and the period of August 8, 2003 through December 31, 2003, the costs of services reimbursable to Hines were $538,166 and $72,553, respectively.

•	Leasing commissions equal to 1.5% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion or similar event. Leasing commissions of $2,921,095 and $37,309 were earned by Hines during the year ended December 31, 2004 and the period of August 8, 2003 through December 31, 2003, respectively.

•	Construction management fees equal to 2.5% of the total project costs relating to the redevelopment, plus direct costs incurred by Hines in connection with providing the related services. Construction management fees of $4,121 and $5,000 were earned by Hines during the year ended December 31, 2004 and for the period of August 8, 2003 through December 31, 2003, respectively.

•	Other fees, primarily related to parking operations in the amounts of $878,457 and $0 were earned by Hines during the year ended December 31, 2004 and for the period of August 8, 2003 through December 31, 2003, respectively.
      In addition, Hines 1200 Nineteenth Street LLC has entered into a lease agreement for the parking garage with Hines Core Fund Services, LLC, (“Services”), a related party. Services owes approximately $64,387 under the terms of the lease agreement at December 31, 2004 and $105,000 for the period of August 8, 2003 through December 31, 2003.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the Properties owed Hines approximately $1,907,183 and approximately $330,986 at December 31, 2003, for accrued management fees, payroll expense and off-site services.
      The Fund has accounts payable due to Capital in the amount of $2,500,000 and $1,774,661 at December 31, 2004 and 2003, respectively, related to organizational costs paid by Hines during the start-up period of the Fund.
      The Fund also has related party receivables and payables with Hines and its affiliated entities primarily relating to legal and other general and administrative costs paid on behalf of either the Fund or an affiliated entity. Receivables due to the Fund from Hines and its affiliated entities were $283,608 and $4,525 at December 31, 2004 and 2003, respectively. Payables to Hines and its affiliated entities from the Fund were $57,211 at December 31 2004 and $0 at December 31, 2003.
      The Fund has distributions payable to affiliates of Hines of $1,873,074 and $0, respectively, as of December 31, 2004 and 2003.

8.	Lease Obligations
      One Shell Plaza and Two Shell Plaza are subject to certain ground leases which expire in 2065 and 2066. The ground lease that expires in 2065 contains a purchase option which allows the Fund to purchase the land in June 2026. Straight-line rent payable included on the Fund’s consolidated balance sheet consists of the difference between the lessor’s rent calculated on a straight line basis from the date of acquisition over the remaining term of the lease and the actual rents due under the lease through December 31, 2004.
      As of December 31, 2004, required payments under the term of the leases are as follows:

Fixed Future Minimum
Year ending December 31	Rent Payments

2005	$310,992
2006	320,032
2007	335,266
2008	349,210
2009	359,379
Thereafter	14,531,121

Totals	$16,206,000

      Ground lease expense for the year ended December 31, 2004 was $323,039 and was included in general and administrative expenses in the accompanying consolidated statement of operations.

9.	Commitments and Contingencies
      Effective October 27, 2004, an indirect subsidiary of the Fund, Hines 425 Lexington Avenue LLC (“Landlord”) entered into a transaction which restructured and extended the leases of its two major tenants. As part of the lease transactions, Landlord received a termination fee of $13,162,660. Landlord was required by its lender to escrow the termination payment in order to pay costs incurred with the transactions. Such costs, which include commissions, tenant improvements and base building capital work, are estimated to be in the range of $19,550,000 and will be incurred through 2008.
      In conjunction with the acquisition on May 10, 2004 of One Shell Plaza, an indirect subsidiary of the Fund assumed an agreement for commissions payable related to a tenant lease. The commission is an

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annual minimum amount of $225,000 and is payable through the end of the lease, which expires on December 31, 2015, and any subsequent renewals. Commissions paid were $144,556 for the year ended December 31, 2004.

10.	Fair Value of Financial Instruments
      Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2004 and 2003. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
      As of December 31, 2004 and 2003, management estimates that the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, other liabilities and dividends payable are recorded at amounts which reasonably approximate fair value.

11.	Subsequent Events
      On January 28, 2005, Hines-Sumisei NY Core Office Trust, along with Hines-Sumisei NY Core Office Trust II (collectively the “Borrowers”), entered into an agreement with Key Bank National Association for a $15,000,000 revolving line of credit (“Credit Agreement”). Principal amounts outstanding shall bear interest at either of the following to be chosen by the Borrowers: (i) variable rate equal to the greater of Prime Rate or Adjusted Federal Funds Rate (as defined in the Credit Agreement) or (ii) LIBOR plus 2.0% to 2.25%. Payments of interest are due monthly and all outstanding principal and unpaid interest is due on January 28, 2008. The Borrowers may extend the maturity date for two successive twelve-month periods. The Borrowers may prepay the note at any time with three business days notice.
      On March 22, 2004, the Fund, along with other affiliated and unaffiliated entities, acquired Three First National Plaza for a purchase price, including transaction, financing and working capital costs, of approximately $245,300,000. This office building is located in Chicago and consists of approximately 1,439,367 square feet (unaudited).
*   *   *   *

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

Hines Real Estate Investment Trust, Inc.
(Registrant)
Date: March 30, 2005

By:	/s/ Charles M. Baughn

Charles M. Baughn
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2005.

Signature	Title

/s/ Charles M. Baughn Charles M. Baughn	Chief Executive Officer (Principal Executive Officer)

/s/ Charles N. Hazen Charles N. Hazen	President and Chief Operating Officer

/s/ Sherri W. Schugart Sherri W. Schugart	Chief Financial Officer (Principal Financial Officer)

/s/ Frank R. Apollo Frank R. Apollo	Chief Accounting Officer (Principal Accounting Officer)

/s/ Jeffrey C. Hines Jeffrey C. Hines	Chairman of the Board of Directors

/s/ C. Hastings Johnson C. Hastings Johnson	Director

/s/ George A. Davis George A. Davis	Independent Director

/s/ Thomas A. Hassard Thomas A. Hassard	Independent Director

/s/ Stanley D. Levy Stanley D. Levy	Independent Director

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the Form S-11 Registration Statement of Hines Real Estate Investment Trust, Inc. (File No. 333-108780 as amended to date, the “Registration Statement”)on May 25, 2004 and incorporated herein by reference).
3.2		Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).
4.1		Form of Subscription Agreement (filed as Appendix B to the Prospectus included in the Registration Statement, filed on June 24, 2004, and incorporated herein by reference).
10.1		Second Amended and Restated Agreement of Limited Partnership of Hines REIT Properties, L.P. (filed as Exhibit 10.1 to Amendment No. 5 to the Registration Statement on May 24, 2004 and incorporated herein by reference).
10.2		Form of Property Management and Leasing Agreement between Hines REIT Properties, L.P. and Hines Interests Limited Partnership (filed as Exhibit 10.2 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.3		Advisory Agreement among Hines REIT Properties, L.P., Hines Advisors Limited Partnership and Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.3 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).
10.4		Employee and Director Incentive Share Plan of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.4 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.5		Hines Real Estate Investment Trust, Inc. Dividend Reinvestment Plan (filed as Appendix C to the Prospectus included in the Registration Statement, filed on June 24, 2004, and incorporated herein by reference).
10	.6*	Fifth Amended and Restated Agreement of Limited Partnership of Hines-Sumisei U.S. Core Office Fund, LP.
10.7		Second Amended and Restated Declaration of Trust of Hines-Sumisei NY Core Office Trust. (filed as Exhibit 10.7 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.8		Amended and Restated Bylaws of Hines-Sumisei NY Core Office Trust. (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.9		Amended and Restated Master Agreement dated as of March 31, 2003, among Hines Interests Limited Partnership, Hines US Core Office Properties LP and Sumitomo Life Realty (N.Y.), Inc., as amended (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.10		Amended and Restated Shareholder Agreement dated as of December 23, 2003, by and among General Motors Investment Management Corporation, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.10 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.11		Amended and Restated Investor Rights Agreement dated as of December 23, 2003, among Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust, General Motors Investment Management Corporation, and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.11 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

Exhibit
No.		Description

10.12		Amended and Restated Organization Agreement for Hines-Sumisei NY Core Office Trust, dated as of December 23, 2003, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines Sumisei NY Core Office Trust and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.12 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.13		Amended Declaration of Trust of Hines-Sumisei NY Core Office Trust II. (filed as Exhibit 10.13 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.14		Amended Bylaws of Hines-Sumisei NY Core Office Trust II. (filed as Exhibit 10.14 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.15		Shareholder Agreement for Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust II and certain shareholders of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.16		Subscription Agreement for Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust, Hines-Sumisei NY Core Office Trust II and various shareholders of Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.16 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.17		Subscription Agreement dated as of September 11, 2003 between Hines REIT Properties, L.P. and Hines Real Estate Holdings Limited Partnership (filed as Exhibit 10.17 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.18		Agreement, dated as of June 10, 2004, between Hines REIT Properties, L.P., Hines U.S. Core Office Capital Associates II Limited Partnership and Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 10.18 to Amendment No. 6 to the Registration Statement on June 10, 2004 and incorporated herein by reference).
10.19		Amended and Restated Escrow Agreement between Hines Real Estate Investment Trust, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.19 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.20		Articles of Amendment dated May 4, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust (filed as Exhibit 10.20 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).
10.21		Articles of Amendment dated May 4, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust II (filed as Exhibit 10.21 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).
10	.22*	Articles of Amendment dated December 27, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust.
10	.23*	Articles of Amendment dated December 27, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust II.
10	.24*	Purchase and Sale Agreement dated November 23, 2004, by and among Hines U.S. Core Office Capital Associates II Limited Partnership, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC.
10	.25*	Purchase and Sale Agreement dated February 1, 2005, by and among Hines US Core LLC, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC.
10	.26*	Second Amended and Restated Agreement of Limited Partnership of Hines-Sumisei US Core Office Properties LP.

Exhibit
No.		Description

10	.27*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Jeffrey C. Hines.
10	.28*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and C. Hastings Johnson.
10	.29*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and George A. Davis.
10	.30*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Thomas A. Hassard.
10	.31*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Stanley D. Levy.
10	.32*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Charles M. Baughn.
10	.33*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Charles N. Hazen.
10	.34*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Sherri W. Schugart.
10	.35*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Frank R. Apollo.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32	.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith