Form 10-Q
period 2005-03-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2005-05-16
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐ No ☑

     As of May 12, 2005, there were 192,930,128 outstanding common shares of the common stock of Hines Real Estate Investment Trust, Inc.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004
(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Cash	$3,497,884	$1,536,439
Escrowed investor proceeds	433,557	100,000
Distributions receivable	917,483	247,494
Due from affiliate	204,594	—
Prepaid insurance and other assets	5,700	46,688
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	55,504,023	28,181,662

TOTAL ASSETS	$60,563,241	$30,112,283

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities:
Accounts payable and accrued expenses	$465,946	$114,759
Escrowed investor proceeds liability	433,557	100,000
Unaccepted subscriptions for common shares	442,082	562,200
Due to affiliates	28,273,402	25,477,859
Participation interest liability	736,219	409,160
Dividends payable	534,652	99,149
Distributions payable to minority interests	170,907	73,231

Total liabilities	31,056,765	26,836,358
Minority interest	2,709,286	3,586,629
Commitments and Contingencies
Shareholders’ equity (deficit):
Preferred shares, $.001 par value; 500,000,000 preferred shares authorized as of March 31, 2005 and December 31, 2004; no preferred shares issued or outstanding as of March 31, 2005 and December 31, 2004	—	—
Common shares, $.001 par value; 1,500,000,000 common shares authorized as of March 31, 2005 and December 31, 2004; 5,450,602 and 2,073,116 common shares issued and outstanding, respectively, as of March 31, 2005 and December 31, 2004	5,451	2,073
Additional paid-in capital	39,056,635	9,715,539
Retained deficit	(12,264,896)	(10,028,316)

Total shareholders’ equity (deficit)	26,797,190	(310,704)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$60,563,241	$30,112,283

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and March 31, 2004
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
Revenues	$—	$—

Expenses:
Organizational and offering expenses	1,479,923	—
Asset management and acquisition fees	654,118	—
Other start-up costs	—	155,865
General and administrative expenses	780,103	—

Total Expenses	2,914,144	155,865

Loss before equity in losses, interest income and loss allocated to minority interests	(2,914,144)	(155,865)

Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	(28,944)	—
Interest income	1,564	—
Loss allocated to minority interests	704,944	—

Net Loss	$(2,236,580)	$(155,865)

Loss per common share	$(0.62)	$(155.87)

Weighted average number common shares outstanding	3,613,838	1,000

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2005 and the Year Ended December 31, 2004
(UNAUDITED)

	Preferred Shares		Common Shares		Additional		Total
	Preferred		Common		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, January 1, 2004	—	$—	1,000	$1	$9,999	$(20,427)	$(10,427)

Issuance of common shares	—	—	2,072,116	2,072	20,582,905	—	20,584,977
Dividends declared	—	—	—	—	(99,149)	—	(99,149)
Selling commissions and dealer manager fees	—	—	—	—	(1,582,527)	—	(1,582,527)
Other offering costs	—	—	—	—	(9,195,689)	—	(9,195,689)
Net loss	—	—	—	—	—	(10,007,889)	(10,007,889)

BALANCE, December 31, 2004	—	—	2,073,116	2,073	9,715,539	(10,028,316)	(310,704)

Issuance of common shares	—	—	3,377,486	3,378	33,647,095	—	33,650,473
Dividends declared	—	—	—	—	(534,652)	—	(534,652)
Selling commissions and dealer manager fees	—	—	—	—	(2,630,780)	—	(2,630,780)
Other offering costs	—	—	—	—	(1,140,567)	—	(1,140,567)
Net loss	—	—	—	—	—	(2,236,580)	(2,236,580)

BALANCE, March 31, 2005	—	$—	5,450,602	$5,451	$39,056,635	$(12,264,896)	$26,797,190

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and March 31, 2004
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,236,580)	$(155,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	28,944	—
Loss allocated to minority interests	(704,944)	—
Accrual of organizational and offering expenses	1,479,923	—
Decrease in prepaid insurance	46,688	—
Increase in accounts payable and accrued expenses	345,487	67,152
Increase in participation interest liability	327,059	—
Increase in due from affiliates	(204,594)	—
Decrease in due to affiliates	(162,027)	—

Net cash used in operating activities	(1,080,044)	(88,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	(28,268,788)	—
Distributions received from Hines-Sumisei U.S. Core Office Fund, L.P.	247,494	—

Net cash used in investing activities	(28,021,294)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in escrowed investor proceeds	(333,557)	—
Increase in escrowed investor proceeds liability	333,557	—
Decrease in unaccepted subscriptions for common shares	(120,118)	—
Proceeds from issuance of common stock	33,603,635	—
Payments of selling commissions and dealer manager fees	(2,669,522)	—
Proceeds from advances from affiliate	375,821	88,713
Dividends paid to shareholders	(52,311)	—
Dividends paid to minority interests	(74,722)	—

Net cash provided by financing activities	31,062,783	88,713

Net change in cash	1,961,445	—
Cash, beginning of period	1,536,439	211,000

Cash, end of period	$3,497,884	$211,000

Supplemental Schedule of Non-Cash Financing Activities
Unpaid selling commissions and dealer manager fees	$298,016	$—

Deferred offering costs offset against additional paid-in capital	$1,140,567	$—

Dividends declared and unpaid	$534,652	$—

Distributions declared and unpaid to minority interests	$172,398	$—

Dividends reinvested	$46,838	$—

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005
(UNAUDITED)

1. Organization

     The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2004 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Hines Real Estate Investment Trust, Inc. as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

     Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with the Operating Partnership (as defined below), the “Company”), was formed on August 5, 2003 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning interests in commercial real estate. The Company operates and intends to continue to operate in a manner to qualify for real estate investment trust (“REIT”) status for federal income tax purposes and intends to elect REIT status in connection with the filing of its 2004 federal tax return. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through a majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. Subject to certain restrictions and limitations, the business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement the Operating Partnership entered into with the Advisor (the “Advisory Agreement”).

     Public Offering

On June 18, 2004, Hines REIT commenced its initial public offering pursuant to which it is offering a minimum of 1,000,000 and a maximum of 220,000,000 common shares for sale to the public (the “Offering”).

          Through March 31, 2005, the Company had received gross offering proceeds of $54,657,994 from the sale of 5,490,902 common shares, including $433,000 of gross proceeds relating to 43,300 shares sold to investors in Pennsylvania (see Note 2) and $46,838 of gross proceeds relating to 4,930 shares sold under Hines REIT’s dividend reinvestment plan. As of March 31, 2005, 194,511,028 common shares remained available for sale to the public pursuant to the Offering, exclusive of common shares available under the Company’s dividend reinvestment plan. Hines REIT contributes all net proceeds from the Offering to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of March 31, 2005, Hines REIT owned an 82.13% general partner interest in the Operating Partnership.

          From April 1 through May 12, 2005, Hines REIT received gross offering proceeds of $15,995,080 from the sale of 1,611,057 common shares, including $115,200 of gross proceeds relating to 11,520 shares sold to investors in Pennsylvania and $286,487 of gross proceeds relating to 30,157 shares sold under the dividend reinvestment plan. As of May 12, 2005, 192,930,128 common shares remained available for sale to the public pursuant to the Offering, exclusive of common shares available under Hines REIT’s dividend reinvestment plan.

     Minority Interests

          Hines Real Estate Holdings Limited Partnership, (“HREH”), an affiliate of Hines, owned a 16.68% and 34.33% interest in the Operating Partnership as of March 31, 2005 and December 31, 2004, respectively. As a result of HALP Associates Limited

Partnership’s (“HALP”) ownership of the Participation Interest (see Note 5), HALP’s percentage ownership in the Operating Partnership was 1.19% and 1.38% as of March 31, 2005 and December 31, 2004, respectively.

     Investment in Hines-Sumisei U.S. Core Office Fund, L.P.

          As of March 31, 2005 and December 31, 2004, the Company owned a 13.87% and 12.51% non-managing general partner interest in the Core Fund (as defined below), respectively. As of March 31, 2005, the Core Fund owned indirect interests in nine office properties.

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

     Cash and Cash Equivalents

     The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents. At March 31, 2005 and December 31, 2004, the Company did not have any cash equivalents.

     Escrowed Investor Proceeds

     Escrowed investor proceeds and the related liability include gross proceeds relating to shares sold to investors in Pennsylvania, which are being held in escrow until the Company raises at least $73,000,000 of gross proceeds in the Offering.

     Unaccepted Subscriptions for Common Shares

     Unaccepted subscriptions for common shares include proceeds related to subscriptions which had not been accepted by the Company as of March 31, 2005 and December 31, 2004.

     Due to affiliates

     Due to affiliates includes the following:

	March 31, 2005	December 31, 2004
Organizational and Offering Costs	$26,587,275	$23,966,785
Dealer Manager Fees and Selling Commissions	298,016	336,757
Other	1,388,111	1,174,317

Total	$28,273,402	$25,477,859

     Organizational and Offering Costs

     Certain organizational and offering costs of the Company have been paid by the Advisor on behalf of the Company. Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred or 3.0% of the gross proceeds raised from the Offering. In no event will the Company have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.0% of the gross proceeds from the Offering.

     As of March 31, 2005 and December 31, 2004, the Advisor had incurred on behalf of the Company organizational and offering costs of approximately $26.6 million and $24.0 million, respectively (of which approximately $16.1 million and $14.8 million as of March 31, 2005 and December 31, 2004, respectively, relates to the Advisor or its affiliates). These amounts include approximately $16.3 million and $14.8 million as of March 31, 2005 and December 31, 2004, respectively, of organizational and internal offering costs, and approximately $10.3 million and $9.2 million as of March 31, 2005 and December 31, 2004, respectively, of third-party offering costs. For the quarter ended March 31, 2005, organizational and internal offering costs of approximately $1.5 million were expensed and included in the accompanying consolidated statement of operations and third-party offering costs of approximately $1.1 million were offset against additional paid-in capital on the accompanying consolidated statement of shareholders’ deficit.

     Other Start-up Costs

     Other start-up costs recorded in the accompanying consolidated statement of operations for the quarter ended March 31, 2004 include primarily legal and directors’ fees associated with the formation and initial activities of Hines REIT’s board of directors.

     Per Share Data

     Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Diluted loss per common share has not been presented as there were no dilutive potential common shares for the quarters ended March 31, 2005 or 2004.

     Income Taxes

     For the year ended December 31, 2004, Hines REIT intends to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and will be taxed as such beginning with its taxable year ended December 31, 2004. In addition, the Company’s sole investment as of March 31, 2005 and December 31, 2004 was its investment in the Core Fund, which has invested in properties through a structure that includes several entities that will elect to be taxed as REITs. Hines REIT management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes.

     No provision has been made for federal income taxes for the quarter ended March 31, 2005 or the year ended December 31, 2004 in the accompanying consolidated financial statements.

     Stock-based Compensation

     Under the terms of the Employee and Director Incentive Share Plan, on December 2, 2004, the Company granted each independent member of its board of directors 1,000 restricted shares. These restricted shares will fully vest upon completion of each director’s initial term for which he was elected. In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (as amended), the Company is recognizing the expense related to these shares over the vesting period and therefore has recorded $14,131 of compensation expense for the quarter ended March 31, 2005. This expense is included in general and administrative expenses in the accompanying statements of operations.

3. Investment in Hines-Sumisei U.S. Core Office Fund, L.P.

     Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”) is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings.

     As of December 31, 2004, the Company’s equity method investment in the Core Fund reflected in the accompanying consolidated balance sheet represented the $28,360,695 the Company had invested in the Core Fund through that date as adjusted by the equity in earnings and distributions earned from the Core Fund related to that net investment for the period from November 23, 2004 to December 31, 2004. As of December 31, 2004, the Company had distributions receivable from the Core Fund of $247,494 related to this investment.

      On February 1, 2005, the Company acquired an additional $21,629,482 interest in the Core Fund, using net offering proceeds of $2,492,000 and agreeing to pay the remaining $19,137,482 of the purchase price as the Company received additional net proceeds from the Offering. In March 2005, the Company paid this remaining amount in full. As of March 31, 2005, the Company owned a 13.87% non-managing general partner interest in the Core Fund.

     The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place. None of this debt is recourse to the Core Fund or the Company. Consolidated condensed financial information of the Core Fund is summarized as follows:

Consolidated Condensed Balance Sheet of the Core Fund
as of March 31, 2005
(unaudited)

ASSETS
Cash	$32,611,386
Property, net	1,304,097,478
Other assets	248,891,680

Total Assets	$1,585,600,544

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$859,255,000
Other liabilities	67,736,878
Minority interest	273,880,192
Partners’ capital	384,728,474

Total Liabilities and Partners’ Capital	$1,585,600,544

Consolidated Condensed Statement of Operations of the Core Fund
For the Quarter Ended March 31, 2005
(unaudited)

Revenues and interest income	$42,640,235
Operating expenses	(18,450,569)
Interest expense	(10,560,126)
Depreciation and amortization	(11,980,520)
Minority interest	(1,895,714)

Net Loss	$(246,694)

     Of the total rental revenue of the Core Fund for the quarter ended March 31, 2005, approximately:

•	17% was earned from two tenants in the oil and gas industry, whose leases expire on December 31, 2015; and

•	40% was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027.

     On April 1, 2005, the Company entered into a Purchase and Sale Agreement (the “Agreement”) pursuant to which the Company will acquire an additional $40,000,000 non-managing general partnership interest in the Core Fund (the “Partnership Interest”) from Hines US Core LLC (“Core LLC”), an affiliate of Hines. Core LLC transferred an approximate 1.64% partnership interest to the Company effective on April 1, 2005 and an additional 1.64% on both April 25, 2005 and May 6, 2005. As a result of these transactions, the Company now owns an approximate 18.80% non-managing general partner interest in the Core Fund. The Company applied $2,252,240 to the purchase price of this interest as of April 1, 2005 and agreed to pay the remaining $37,747,760 of deferred purchase price for the Partnership Interest as it receives additional net proceeds from the Offering and have available cash flow. As of May 12, 2005, the Company has paid $16,800,000 of the purchase price for this interest.

     Core LLC will transfer the remaining approximate 4.47%(1) interest in the Core Fund to the Company in two installments of approximately 1.64%(1) and a final installment of approximately 1.19%(1). Each installment will be transferred upon payment in full of $7,000,000 for the previous installment, which may be paid at any time in the Company’s discretion within six months of the date of transfer. Upon the completion of the transfer of all of the Partnership Interest covered by the Agreement, Hines REIT expects to own an approximate 23.26%(1) non-managing general partner interest in the Core Fund. To the extent that the Company receives any distributions from the Core Fund in respect of the Partnership Interest which relate to periods prior to the acquisitions, such amounts will be transferred to Core LLC. To the extent the Company receives any distributions from the Core Fund in respect of the Partnership Interest which relate to periods after the date of the acquisitions, but prior to the date the Company pays the remaining purchase price for such Partnership Interest in full, such distributions will be allocated between the Company and the seller of the Partnership Interest as follows: (i) the applicable amount of such distribution will be divided and deemed paid on a daily basis during such period, and (ii) each daily amount will be allocated between the parties based the relationship of the total purchase price paid versus the amount of the remaining purchase price unpaid on such day.

4. Dividends

     The Company’s board of directors has declared dividends for 2005 for the periods listed below, payable to shareholders of record at the close of business each day during the applicable period.

	Annualized
	Rate
Period	Declared(1)	Date Paid
January 1, 2005 — January 31, 2005	6.0%	April 2005
February 1, 2005 — February 28, 2005	6.0%	April 2005
March 1, 2005 — March 31, 2005	6.0%	April 2005
April 1, 2005 — April 30, 2005	6.0%	July 2005(2)
May 1, 2005 – May 31, 2005	6.0%	July 2005(2)

(1)	Dividends were declared in the amount of $0.00164384 per share per day, representing the annualized rate of return on an investment of $10.00 per share if paid each day over a 365-day period.

(2)	Anticipated payment date.

5. Related Party Transactions

     Advisory Agreement

     Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. The Advisor earned cash acquisition fees totaling $240,629 for the quarter ended March 31, 2005, which have been recorded as an expense in the accompanying consolidated statement of operations (see discussion of Participation Interest below).

     Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee is earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. The Advisor earned cash asset management fees totaling $86,430 during the quarter

(1) All partnership interests are based on the capital structure of the Core Fund as of May 13, 2005.

ended March 31, 2005, which have been recorded as an expense in the accompanying consolidated statement of operations (see discussion of Participation Interest below).

     Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company will reimburse the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. As of March 31, 2005 and December 31, 2004 the Advisor had advanced to or paid on behalf of the Company $1,348,552 and $976,769, respectively, to fund certain costs incurred by the Company, which has been included in the accompanying consolidated balance sheets. Management expects that these amounts will be repaid out of proceeds from the Offering or future operating cash flow.

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

     Dealer Manager Agreement

     The Company has retained Hines Real Estate Securities, Inc (“HRES” or the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Offering. Pursuant to the dealer manager agreement (“DMA”) the Company has entered into with HRES, the Company pays HRES selling commissions in an amount of up to 6.0% of the gross proceeds of the common shares sold pursuant to the Offering (up to 4.0% for common shares issued pursuant to the dividend reinvestment plan), all of which will be reallowed to participating broker-dealers, plus a dealer manager fee in the amount of 2.2% of the gross proceeds of the common shares sold pursuant to the Offering, a portion of which may be reallowed to selected participating broker-dealers. No dealer manger fee will be paid with respect to the common shares sold pursuant to Hines REIT’s dividend reinvestment plan. Additionally, the Company or the Advisor may reimburse HRES for certain employee compensation and other expenses relating to the Offering, including but not limited to reimbursement of up to 0.5% of gross proceeds for bona fide due diligence expenses incurred by HRES. Selling commissions of $1,895,879 and dealer manager fees of $734,901 were earned by HRES for the quarter ended March 31, 2005, which have been offset against additional paid-in capital in the accompanying consolidated statement of shareholders’ deficit.

     The Participation Interest

     Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.19% and 1.38% as of March 31, 2005 and December 31, 2004, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.

     As the percentage interest of the Participation Interest is adjusted, the value attributable to such adjustment is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled $736,219 and $409,160 as of March 31, 2005 and December 31, 2004, respectively, and is included in Participation Interest liability in the accompanying consolidated balance sheets. The related expense of $327,059 for the quarter ended March 31, 2005 is included in asset management and acquisition fees in the accompanying consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

     As of March 31, 2004, we had not yet commenced real estate operations, therefore, we do not have any meaningful active operations to discuss for the quarter ended March 31, 2004. The following discussion and analysis of our financial condition should be read in conjunction with our consolidated financial statements, the notes thereto, and the other financial data included elsewhere in this Form 10-Q.

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

     The forward-looking statements included herein are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying the forward-looking statements could be inaccurate. All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section of the Registration Statement on Form S-11 (File No. 333-108780) (the “Registration Statement”) of Hines Real Estate Investment Trust, Inc. (“Hines REIT”), initially filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2003, as the same may be amended and supplemented from time to time.

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

     In order to provide capital for these investments, we filed our initial registration statement covering a public offering of our common shares with the SEC on September 12, 2003, which was declared effective on June 18, 2004. The offering provides the Company with the ability to raise capital on a continual basis, and as of March 31, 2005, the Company had sold approximately 5,447,602 shares of common stock for gross proceeds of approximately $54,224,994. The Company intends to continue raising capital through this offering, which expires in June 2006, and potential follow-on offerings.

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

     Our sole investment as of March 31, 2005 was a 13.87% non-managing general partner interest in Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”), which as of that date held interests in nine office properties located in New York City, Washington D.C., Houston, San Francisco and Chicago. These properties represent approximately 5,494,000 square feet of rentable area of which approximately 93% was leased to a diversified tenant base as of March 31, 2005.

     The Company intends to continue to invest in the Core Fund as well as make other direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, paying regular cash dividends and achieving appreciation of our assets over the long term. Management believes capital will continue to flow into the commercial real estate market, which results in a competitive environment for acquisition of assets. Hines Advisors Limited Partnership (the “Advisor”), through an agreement with Hines Interests Limited Partnership (“Hines”), provides us access to a fully integrated real estate organization with approximately 2,900 employees located in 63 cities in the U.S. and in 13 other countries. The Advisor is an affiliate of Hines. We believe Hines’ having real estate professionals living and working in the major markets in which the Company seeks to invest allows us better access to investment opportunities due to the local market knowledge and relationships with local owners, tenants and brokers. The ability of our Advisor to identify and execute investment opportunities at a pace consistent with the capital raised through our offering will directly impact the financial performance of the Company.

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

     On November 23, 2004, we commenced our real estate operations and acquired the entire $35,000,000 interest in the Core Fund we initially contracted to purchase from an affiliate of Hines. Concurrently with this acquisition, we were admitted as the non-managing general partner of the Core Fund. The document effecting our acquisition of this interest provided that we pay $19,075,849 on the acquisition date and pay the remaining portion of the purchase price as we received proceeds from our offering. As of December 31, 2004, we had paid an additional $9,284,846 of the purchase price, and we paid the remaining $6,639,305 of the purchase price in January 2005. As of December 31, 2004 we had distributions receivable from the Core Fund of $247,494 related to this investment. These distributions were paid in cash by the Core Fund in January 2005.

     On February 1, 2005, we acquired an additional $21,629,482 interest in the Core Fund, using net offering proceeds of $2,492,000 and agreeing to pay the remaining $19,137,482 of the purchase price as we received additional net proceeds from our offering. In March 2005, we paid this remaining amount in full. As of March 31, 2005, we owned a 13.87% non-managing general partner interest in the Core Fund. As of March 31, 2005 we had distributions receivable from the Core Fund of $917,483 related to this investment. These distributions were paid in cash by the Core Fund in April 2005.

     On April 1, 2005, we entered into a Purchase and Sale Agreement (the “Agreement”) pursuant to which the Company will acquire an additional $40,000,000 non-managing general partnership interest in the Core Fund (the “Partnership Interest”) from Hines US Core LLC, an affiliate of Hines (“Core LLC”). Core LLC transferred an approximate 1.64% partnership interest to us effective as of April 1, 2005 and an additional 1.64% on both April 25, 2005 and May 6, 2005. As a result of these transactions, the Company now owns an approximate 18.80% non-managing general partner interest in the Core Fund. We applied $2,252,240 to the purchase price of this interest as of April 1, 2005 and have agreed to pay the remaining $37,747,760 of deferred purchase price for the Partnership Interest as we receive additional net proceeds from our public offering and have available cash flow. As of May 12, 2005, we had paid $16,800,000 of the purchase price for this interest.

     Core LLC will transfer the remaining approximate 4.47%(1) interest in the Core Fund to us in three installments of approximately 1.64%(1) and a final installment of approximately 1.19%(1). Each installment will be transferred upon payment in full of $7,000,000 for the previous installment, which may be paid at any time in our discretion within six months of the date of transfer. Upon the completion of the transfer of all of the entire Partnership Interest covered by the Agreement, we expect to own an approximate 23.26%(1) non-managing general partner interest in the Core Fund. To the extent that the we receive any distributions from the Core Fund in respect of the Partnership Interest which relate to periods prior to the acquisitions, such amounts will be transferred to Core LLC. To the extent the we receive any distributions from the Core Fund in respect of these units which relate to periods after the date of the acquisitions, but prior to the date the Company pays the remaining purchase price for these units in full, such distributions will be allocated between the Company and the seller of these units as follows: (i) the applicable amount of such distribution will be divided and deemed paid on a daily basis during such period, and (ii) each daily amount will be allocated between the parties based the relationship of the total purchase price paid versus the amount of the remaining purchase price unpaid on such day.

     On December 31, 2004, January 31, 2005, and February 28, 2005, our board of directors declared dividends for the months of January, February and March in an amount equal to $0.00164384 per share per day. This amount, if paid each day over a 365-day

(1) All partnership interests are based on the capital structure of the Core Fund as of May 13, 2005.

period, would equal a 6.0% annualized return on an investment of $10.00 per share. These dividends were calculated on a daily record basis, payable to shareholders of record of such shares as shown on our books at the close of business on each applicable day during the period, and were aggregated and paid on April 15, 2005. In addition, on March 28, 2005 and April 30, 2005, our board of directors declared dividends for the months of April and May, respectively, in the same per-share amount described above, to be aggregated and paid in cash in July 2005.

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

     Basis of Presentation

     The consolidated financial statements of the Company included in this quarterly report include the accounts of Hines REIT and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) (over which Hines REIT exercises financial and operating control) and the related amount of minority interest. All intercompany balances and transactions have been eliminated in consolidation.

     Investments in real estate partnerships where the Hines REIT has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method. As such, we have accounted for our investment in the Core Fund using the equity method of accounting for investments.

     The interim unaudited financial information included elsewhere in this Form 10-Q has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. For further information, please refer to the financial statements and footnotes for the year ended December 31, 2004 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Hines Real Estate Investment Trust, Inc. as of March 31, 2005, the results of operations for the quarters ended March 31, 2005 and 2004, and the cash flows for the quarters ended March 31, 2005 and 2004 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

     Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

     Management of our operations is outsourced to the Advisor and certain other affiliates of Hines. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent period costs of the Company are expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to the cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor has received a participation interest which represents a profits interest in the Operating Partnership related to these services. As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment is charged against earnings and recorded as a liability until such time as the participation interest is repurchased for cash or converted into common shares of the Company. The conversion and redemption features of the participation interest are accounted for in accordance with the guidance in EITF 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts. Redemptions for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability, with any additional amounts recorded as a reduction to equity. Conversions into common shares of the Company will be recorded as an increase to the common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the participation interest will result in a reduction in the percentage interest attributable to such interest to the extent of such redemption or conversion and will have no impact on the calculation of subsequent increases in the participation interest. We have recorded a liability representing the total amount of organizational and offering costs incurred on our behalf by the Advisor and its affiliates through March 31, 2005. This treatment is consistent with Staff Accounting Bulletin (“SAB”) Topic 1.B1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs have been analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with Statement of Position 98-5. Offering-related salaries and other general and administrative costs of the Advisor and its affiliates will be expensed as incurred, and third-party offering expenses are taken as a reduction against the net proceeds of the offering within additional paid-in capital (“APIC”) in accordance with SAB Topic 5.A. In addition to the offering costs to be paid to the Advisor, selling commissions and dealer manager fees are paid to the Dealer Manager. Such costs are netted against the net proceeds of the offering within APIC as well.

          Expense reimbursements made to both the Advisor and Hines will be expensed as they become payable.

Income Taxes

     We will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2004 federal tax return. In addition, our sole investment as of March 31, 2005 was our investment in the Core Fund, which has invested in properties through a structure that includes several entities that will elect to be taxed as REITs. It is our intention to adhere to these requirements and maintain our REIT status, as well as to ensure that the applicable entities in the Core Fund structure also maintain their REIT status. As such, no provision for federal income taxes has been included in the Company’s financial statements included elsewhere in this Form 10-Q. As a REIT, and indirectly through our investment in the Core Fund, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. In addition, we will indirectly be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through the taxable REIT subsidiary of the Core Fund.

Results of Operations

     During the quarter ended March 31, 2004, we had been formed but had not yet commenced real estate operations as we had not yet begun our public offering. As a result, we had no material results of operations for that period.

     We commenced our public offering in June 2004, and accepted the minimum offering proceeds of $10,000,000 on November 23, 2004. On that date, we received the initial proceeds from our minimum offering and the $10,000,000 contributed to the Operating Partnership by Hines Real Estate Holdings Limited Partnership (“HREH”), acquired an interest in the Core Fund and commenced operations. As of March 31, 2005, we had invested a total of approximately $56,629,000 and owned a 13.87% non-managing general partner interest in the Core Fund. As of March 31, 2005, the Core Fund owned interests in 499 Park Avenue, 425 Lexington Avenue and 600 Lexington Avenue in New York City; 1200 19th Street in Washington, D.C.; One Shell Plaza and Two Shell Plaza in Houston; the KPMG Building and 101 Second Street in San Francisco; and Three First National Plaza in Chicago. The property portfolio consisted of approximately 5,494,000 square feet with an occupancy rate of approximately 93% as of March 31, 2005.

     Our equity in losses of the Core Fund for the quarter ended March 31, 2005 was approximately $29,000, representing our interest in the Core Fund’s net losses during the period. For the quarter ended March 31, 2005, the Core Fund had a net loss of approximately $247,000 on revenues of approximately $42,515,000. The Core Fund’s net loss for the quarter ended March 31, 2005, included approximately $11,981,000 of non-cash depreciation and amortization expenses. We expect revenues and expenses for the Core Fund to increase in the future as a result of having a full period of operations for the property acquired by the Core Fund during the quarter ended March 31, 2005 and as a result of the impact of any future acquisitions.

     Organization and offering costs of approximately $2,621,000 were incurred by our Advisor and its affiliates on our behalf during the quarter ended March 31, 2005. These costs, in addition to approximately $23,967,000 of organization and offering costs incurred by our Advisor and its affiliates on our behalf during 2003 and 2004, are reimbursable by us to our Advisor in an amount up to 3% of gross offering proceeds raised in our public offering. However, in accordance with our accounting policy, we accrued the amount of such costs incurred to date on November 23, 2004, after subscriptions for the minimum number of shares were received and accepted by us; all such costs incurred after that date have been accrued as incurred. As a result, we expensed approximately $1,480,000 related to organizational and internal offering costs and offset against equity approximately $1,141,000 of third-party offering costs during the quarter ended March 31, 2005.

     Asset management and acquisition fees for the quarter ended March 31, 2005 totaled approximately $173,000 and $481,000, respectively, which amounts include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest that an affiliate of Hines holds in the Operating Partnership. (See Note 5 — “Related Party Transactions —

The Participation Interest” in our consolidated financial statements included elsewhere in this Form 10-Q for a description of the Participation Interest.) Asset management fees for the quarter ended March 31, 2005 were based on the net equity capital we had invested in the Core Fund. Acquisition fees were computed based on the interest we acquired in the gross asset value of the Core Fund’s real estate investments.

     General and administrative expenses for the quarter ended March 31, 2005 totaled approximately $780,000. We expect these expenses to increase in the future as we make additional real estate investments in future periods.

     The loss allocated to minority interests of approximately $705,000 for the quarter ended March 31, 2005 relates to the interests that affiliates of Hines own in the Operating Partnership.

Financial Condition, Liquidity and Capital Resources

     We are dependent upon the net proceeds to be received from our public offering to conduct our proposed future activities. The capital required to purchase real estate investments will be obtained from our offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter. In addition to the proceeds from our public offering, HREH, an affiliate of Hines, has invested an aggregate of $10,200,000 in the Operating Partnership.

     Our sources of funds will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months. For the quarter ended March 31, 2005, we had distributions receivable of approximately $917,000 from the Core Fund as a result of our investments in the Core Fund. We primarily used these distributions to pay dividends to our shareholders in the aggregate amount of approximately $535,000 and to pay distributions to minority interest holders in the Operating Partnership of approximately $172,000 in April 2005.

     We currently have no outstanding debt under any financing facilities and have not identified any sources of debt financing. Depending on market conditions, we expect that once the net proceeds of our current public offering are fully invested, our debt financing will be in the range of approximately 40-60% of the aggregate value of our real estate investments. Additionally, the amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Our articles of incorporation limit our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our shareholders in our next quarterly report.

     In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to the Advisor, the Dealer Manager, Hines and their affiliates for services rendered during the various phases of the organization and operation of the Company. During the organizational and offering stage, these payments will include payments to the Dealer Manager for selling commissions and dealer manager fees and payments to the Advisor for reimbursement of organization and offering costs. For the quarter ended March 31, 2005, we incurred the Dealer Manager selling commissions and dealer manager fees of approximately $1,896,000 and $735,000, respectively. As of March 31, 2005 and December 31, 2004, we have recorded a liability of approximately $26,587,000 and $23,967,000, respectively, related to organizational and offering costs, of which approximately $1,627,000 and $618,000, respectively, was currently payable to our Advisor for reimbursement of such costs based on 3% of gross offering proceeds raised through such dates. We have not yet paid the Advisor for reimbursement of any such organizational and offering costs. During the acquisition and operational stages, certain services related to management of our investments and operations will be provided to the Company by the Advisor and Hines pursuant to various agreements we have entered into or anticipate entering into with these entities. Pursuant to those agreements, we expect that we will make various payments to the Advisor and/or Hines, including acquisition fees, asset management fees, property management fees, leasing fees, and payments for reimbursements of certain costs incurred by the Advisor and Hines in providing related services to the Company. We incurred cash asset management and acquisition fees (excluding amounts related to the Participation Interest) to our Advisor of approximately $86,000 and $241,000, respectively, for the quarter ended March 31, 2005. As of March 31, 2005 and December 31, 2004, approximately $1,349,000 and $977,000, respectively, was payable to our Advisor for reimbursement of certain expenses incurred in connection with our administration and ongoing operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

     We may be exposed to the effects of interest rate changes primarily as a result of short-term borrowings or long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we will borrow primarily at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we have not incurred any debt under any financing facilities, we currently have limited exposure to financial market risks. Currently, a 10% increase or decrease in interest rates would have no material effect on our financial position or results of operations.

     In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees.

Item 4. Controls and Procedures.

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

     No change occurred in our internal controls concerning financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933 and we did not repurchase any of our securities. We filed a registration statement (File No. 333-108780) with the Securities and Exchange Commission in connection with our public offering. The registration statement was declared effective under the Securities Act of 1933 on June 18, 2004. Our public offering commenced on that date and is ongoing. Hines Real Estate Securities, Inc. is the dealer manager of our offering and is an affiliate of the Chairman of our Board of Directors, Jeffrey C. Hines. The registration statement covers 200.0 million shares of common stock in a primary offering at an aggregate price of up to $2.0 billion and an additional 20.0 million shares under our dividend reinvestment plan at an aggregate price of $190 million.

     Through March 31, 2005, we had sold approximately 5.4 million shares for gross offering proceeds of approximately $54.2 million. This amount includes approximately 5,000 shares sold pursuant to our Dividend Reinvestment Plan for gross proceeds of approximately $47,000. From the effective date of our public offering through March 31, 2005, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

		E=Estimated
Type of Expense	Amount	A=Actual
Underwriting discounts and commissions	$2,864,350	A
Finders’ fees	—	A
Expenses paid to or for underwriters	—	A
Other expenses to affiliates	1,050,942	A
Other expenses paid to non-affiliates	—	A

Total expenses	$3,915,292

     The net offering proceeds to us after deducting the total expenses paid as described above, are approximately $50.3 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all or a portion of the commissions to soliciting dealers. With the net offering proceeds, we acquired approximately $46.6 million in real estate investments and related assets, paid $0.6 million in acquisition fees and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statement of cash flows. Cumulatively, we have used the net offering proceeds as follows:

		E=Estimated
Use of Proceeds	Amount	A=Actual
Construction of plant, building and facilities	$—	A
Purchase of real estate interests	47,258,367	A
Acquisition of other businesses	—	A
Repayment of indebtedness	—	A
Working capital (currently)	3,051,335	A
Temporary investments (currently)	—	A
Other uses	—	A

Total uses	$50,309,702

     As of May 12, 2005, we have sold approximately 7.0 million shares at an aggregate offering price of 70.1 million.

Item 4. Submission of Matters to a Vote of Security Holders.

     No items were submitted to a vote by the security holders of Hines REIT during the quarter ended March 31, 2005.

Item 6. Exhibits.

     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES REAL ESTATE INVESTMENT TRUST, INC.

May 13, 2005	By:	/s/ Charles M. Baughn

Charles M. Baughn
Principal Executive Officer

May 13, 2005	By:	/s/ Sherri W. Schugart

Sherri W. Schugart
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the Form S-11 Registration Statement of Hines Real Estate Investment Trust, Inc. (File No. 333-108780 as amended to date, the “Registration Statement”) on May 25, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Prospectus included in the Registration Statement, filed on June 24, 2004, and incorporated herein by reference).

10.1	Second Amended and Restated Agreement of Limited Partnership of Hines REIT Properties, L.P. (filed as Exhibit 10.1 to Amendment No. 5 to the Registration Statement on May 24, 2004 and incorporated herein by reference).

10.2	Form of Property Management and Leasing Agreement between Hines REIT Properties, L.P. and Hines Interests Limited Partnership (filed as Exhibit 10.2 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.3	Advisory Agreement among Hines REIT Properties, L.P., Hines Advisors Limited Partnership and Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.3 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

10.4	Employee and Director Incentive Share Plan of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.4 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.5	Hines Real Estate Investment Trust, Inc. Dividend Reinvestment Plan (filed as Appendix C to the Prospectus included in the Registration Statement, filed on June 24, 2004, and incorporated herein by reference).

10.6*	Sixth Amended and Restated Agreement of Limited Partnership of Hines-Sumisei U.S. Core Office Fund, LP.

10.7	Second Amended and Restated Declaration of Trust of Hines-Sumisei NY Core Office Trust. (filed as Exhibit 10.7 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.8	Amended and Restated Bylaws of Hines-Sumisei NY Core Office Trust. (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.9	Amended and Restated Master Agreement dated as of March 31, 2003, among Hines Interests Limited Partnership, Hines US Core Office Properties LP and Sumitomo Life Realty (N.Y.), Inc., as amended (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.10	Amended and Restated Shareholder Agreement dated as of December 23, 2003, by and among General Motors Investment Management Corporation, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.10 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.11	Amended and Restated Investor Rights Agreement dated as of December 23, 2003, among Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust, General Motors Investment Management Corporation, and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.11 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.12	Amended and Restated Organization Agreement for Hines-Sumisei NY Core Office Trust, dated as of December 23, 2003, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines Sumisei NY Core Office Trust and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.12 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.13	Amended Declaration of Trust of Hines-Sumisei NY Core Office Trust II. (filed as Exhibit 10.13 to

Exhibit
No.	Description
Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.14	Amended Bylaws of Hines-Sumisei NY Core Office Trust II. (filed as Exhibit 10.14 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.15	Shareholder Agreement for Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust II and certain shareholders of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.16	Subscription Agreement for Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust, Hines-Sumisei NY Core Office Trust II and various shareholders of Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.16 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.17	Subscription Agreement dated as of September 11, 2003 between Hines REIT Properties, L.P. and Hines Real Estate Holdings Limited Partnership (filed as Exhibit 10.17 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.18	Agreement, dated as of June 10, 2004, between Hines REIT Properties, L.P., Hines U.S. Core Office Capital Associates II Limited Partnership and Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 10.18 to Amendment No. 6 to the Registration Statement on June 10, 2004 and incorporated herein by reference).

10.19	Amended and Restated Escrow Agreement between Hines Real Estate Investment Trust, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.19 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.20	Articles of Amendment dated May 4, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust (filed as Exhibit 10.20 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

10.21	Articles of Amendment dated May 4, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust II (filed as Exhibit 10.21 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

10.22	Articles of Amendment dated December 27, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust (filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.23	Articles of Amendment dated December 27, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust II (filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.24	Purchase and Sale Agreement dated November 23, 2004, by and among Hines U.S. Core Office Capital Associates II Limited Partnership, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.25	Purchase and Sale Agreement dated February 1, 2005, by and among Hines US Core LLC, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.26	Second Amended and Restated Agreement of Limited Partnership of Hines-Sumisei US Core Office Properties LP (filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.27	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Jeffrey C. Hines (filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.28	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and C. Hastings Johnson (filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.29	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and George A. Davis (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.30	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Thomas A. Hassard (filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.31	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Stanley D. Levy

Exhibit
No.	Description
(filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.32	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Charles M. Baughn (filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.33	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Charles N. Hazen (filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.34	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Sherri W. Schugart (filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.35	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Frank R. Apollo (filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.36	Purchase and Sale Agreement, dated as of April 1, 2005, by and among Hines US Core LLC, Hines REIT Properties L.P. and Hines U.S. Core Office Capital LLC, the managing general partner of Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 1, 2005 and incorporated herein by reference).

10.37*	Agreement of Sale by and between Madison Two Associates and Hines 70 West Madison LP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith