Form 10-Q
period 2005-06-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2005-08-12
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-50805
HINES REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	20-0138854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5000 Houston, Texas (Address of principal executive offices)	77056-6118 (Zip code)
Registrant’s telephone number, including area code:
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
      As of August 9, 2005, there were 13,217,875 outstanding common shares of the common stock of Hines Real Estate Investment Trust, Inc.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.
HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Investment property, at cost:
Building and improvements, net	$22,995,826	$—
In-place leases, net	4,780,856	—
Land	18,939,072	—

Total real estate assets	46,715,754	—
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	88,921,647	28,181,662
Cash	7,430,985	1,536,439
Escrowed investor proceeds	—	100,000
Distributions receivable	1,616,925	247,494
Acquired above-market leases, net	13,867,164	—
Prepaid insurance and other assets	169,576	46,688
Deferred financing costs, net	348,301	—

TOTAL ASSETS	$159,070,352	$30,112,283

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$1,472,607	$114,759
Escrowed investor proceeds liability	—	100,000
Unaccepted subscriptions for common shares	796,262	562,200
Due to affiliates	27,361,570	25,477,859
Acquired below-market leases, net	829,878	—
Other liabilities	283,147	—
Participation interest liability	1,544,527	409,160
Dividends payable	1,091,813	99,149
Distributions payable to minority interests	181,141	73,231
Note payable	60,000,000	—

Total liabilities	93,560,945	26,836,358
Minority interest	2,261,217	3,586,629
Commitments and Contingencies
Shareholders’ equity (deficit):
Preferred shares, $.001 par value; 500,000,000 preferred shares authorized, none issued or outstanding as of June 30, 2005 and December 31, 2004	—	—
Common shares, $.001 par value; 1,500,000,000 common shares authorized as of June 30, 2005 and December 31, 2004; 9,749,175 and 2,073,116 common shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	9,749	2,073
Additional paid-in capital	77,398,991	9,715,539
Retained deficit	(14,160,550)	(10,028,316)

Total shareholders’ equity (deficit)	63,248,190	(310,704)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$159,070,352	$30,112,283

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and June 30, 2004
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenues:
Rental revenue	$47,609	$—	$47,609	$—

Total revenues	47,609	—	47,609	—
Expenses:
Organizational and offering expenses	—	—	1,479,923	—
Other start-up costs	—	218,725	—	370,091
Asset management and acquisition fees	1,616,616	—	2,270,734	—
General and administrative expenses	569,238	51,188	1,349,341	55,687
Depreciation and amortization	12,701	—	12,701	—
Property operating expenses	20,600	—	20,600	—

Total expenses	2,219,155	269,913	5,133,299	425,778

Loss before equity in earnings, interest expense and loss allocated to minority interests	(2,171,546)	(269,913)	(5,085,690)	(425,778)

Equity in earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	44,549	—	15,605	—
Interest expense	(39,100)	—	(39,100)	—
Interest income	3,515	—	5,079	—
Loss allocated to minority interests	266,928	—	971,872	—

Net loss	$(1,895,654)	$(269,913)	$(4,132,234)	$(425,778)

Loss per common share	$(0.24)	$(269.91)	$(0.76)	$(425.78)

Weighted average number common shares outstanding	7,928,701	1,000	5,466,449	1,000

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2005 and the Year Ended December 31, 2004
(Unaudited)

					Additional
	Preferred		Common		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCE, January 1, 2004	—	$—	1,000	$1	$9,999	$(20,427)	$(10,427)

Issuance of common shares	—	—	2,072,116	2,072	20,582,905	—	20,584,977
Dividends declared	—	—	—	—	(99,149)	—	(99,149)
Selling commissions and dealer manager fees	—	—	—	—	(1,582,527)	—	(1,582,527)
Other offering costs	—	—	—	—	(9,195,689)	—	(9,195,689)
Net loss	—	—	—	—	—	(10,007,889)	(10,007,889)

BALANCE, December 31, 2004	—	—	2,073,116	2,073	9,715,539	(10,028,316)	(310,704)

Issuance of common shares	—	—	7,676,059	7,676	76,292,227	—	76,299,903
Dividends declared	—	—	—	—	(1,626,465)	—	(1,626,465)
Selling commissions and dealer manager fees	—	—	—	—	(5,841,743)	—	(5,841,743)
Other offering costs	—	—	—	—	(1,140,567)	—	(1,140,567)
Net loss	—	—	—	—	—	(4,132,234)	(4,132,234)

BALANCE, June 30, 2005	—	$—	9,749,175	$9,749	$77,398,991	$(14,160,550)	$63,248,190

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and June 30, 2004
(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,132,234)	$(425,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,853	—
Non-cash compensation expense	23,676	—
Equity in earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	(15,605)	—
Distributions received from Hines-Sumisei U.S. Core Office Fund, L.P.	84,066	—
Loss allocated to minority interests	(971,872)	—
Accrual of organizational and offering expenses	1,479,923	—
Changes in assets and liabilities:
Increase in prepaid insurance and other assets	(90,548)	(149,063)
Increase in accounts payable and accrued expenses	319,599	123,479
Increase in participation interest liability	1,135,367	—
Increase in due to affiliates	225,545	—

Net cash used in operating activities	(1,907,230)	(451,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	(63,258,787)	—
Distributions received from Hines-Sumisei U.S. Core Office Fund, L.P. in excess of equity in earnings	1,080,910	—
Investment in property	(45,497,700)	—
Acquisition of out-of-market leases, net	(13,049,438)	—

Net cash used in investing activities	(120,725,015)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in escrowed investor proceeds	100,000	—
Decrease in escrowed investor proceeds liability	(100,000)	—
Increase in unaccepted subscriptions for common shares	234,062	—
Proceeds from issuance of common stock	75,942,901	—
Payments of selling commissions and dealer manager fees	(5,445,867)	—
Payments of organizational and offering expenses	(2,500,000)	—
Proceeds from advances from affiliate	1,141,800	456,362
Dividends paid to shareholders	(300,476)	—
Dividends paid to minority interests	(245,629)	—
Proceeds from note payable	60,000,000	—
Additions to deferred financing costs	(300,000)	—
Additions to deferred offering costs	—	(5,000)

Net cash provided by financing activities	128,526,791	451,362

Net change in cash	5,894,546	—
Cash, beginning of period	1,536,439	211,000

Cash, end of period	$7,430,985	$211,000

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Unpaid selling commissions and dealer manager fees	$732,633	$—

Deferred offering costs offset against additional paid-in capital	$1,140,567	$—

Dividends declared and unpaid	$1,091,813	$—

Distributions receivable	$1,616,925	$—

Distributions declared and unpaid to minority interests	$181,141	$—

Dividends reinvested	$333,325	$—

Non-cash net assets acquired upon acquisition of property	$1,236,456	$—

Accrual of deferred financing costs	$58,301	$—

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2005
(UNAUDITED)

1.	Organization
      The accompanying interim unaudited consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2004 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of June 30, 2005 and December 31, 2004, the results of operations for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
      Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with its consolidated subsidiaries, the “Company”), was formed on August 5, 2003 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning interests in commercial real estate. The Company operates and intends to continue to operate in a manner to qualify for real estate investment trust (“REIT”) status for federal income tax purposes and intends to elect REIT status in connection with the filing of its 2004 federal tax return. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through a majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. Subject to certain restrictions and limitations, the business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement the Operating Partnership entered into with the Advisor (the “Advisory Agreement”).

Public Offering
      On June 18, 2004, Hines REIT commenced its initial public offering pursuant to which it is offering a maximum of 220,000,000 common shares for sale to the public (the “Offering”).
      Through June 30, 2005, the Company had received gross offering proceeds of approximately $96.9 million from the sale of 9,746,175 common shares, including approximately $333,000 of gross proceeds relating to 35,087 shares sold under Hines REIT’s dividend reinvestment plan. As of June 30, 2005, 190,288,912 common shares remained available for sale to the public pursuant to the Offering, exclusive of common shares available under the Company’s dividend reinvestment plan. Hines REIT contributes all net proceeds from the Offering to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of June 30, 2005, Hines REIT owned an 88.78% general partner interest in the Operating Partnership.
      From July 1 through August 9, 2005, Hines REIT received gross offering proceeds of approximately $33.8 million from the sale of 3,465,700 common shares, including approximately $626,000 of gross proceeds relating to 65,897 shares sold under the dividend reinvestment plan. As of August 9, 2005, 186,889,109 common shares remained available for sale to the public pursuant to the Offering, exclusive of 19,899,016 common shares available under Hines REIT’s dividend reinvestment plan.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interests
      Hines Real Estate Holdings Limited Partnership, an affiliate of Hines, owned a 10.08% and 34.33% interest in the Operating Partnership as of June 30, 2005 and December 31, 2004, respectively. As a result of HALP Associates Limited Partnership’s (“HALP”) ownership of the Participation Interest (see Note 6), HALP’s percentage ownership in the Operating Partnership was 1.14% and 1.38% as of June 30, 2005 and December 31, 2004, respectively.

Investment Property
      On June 28, 2005, the Company acquired its first direct real estate investment, 1900 and 2000 Alameda de las Pulgas in San Mateo, California, for approximately $59.8 million, including transaction costs. (For further discussion, see Note 3.)

Investment in Hines-Sumisei U.S. Core Office Fund, L.P.
      As of June 30, 2005 and December 31, 2004, the Company owned a 22.09% and 12.51% non-managing general partner interest in the Core Fund (as defined in Note 3), respectively. As of June 30, 2005, the Core Fund owned indirect interests in nine office properties. (For further discussion, see Note 3.)

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements of the Company included in this quarterly report include the accounts of Hines REIT, its subsidiary, the Operating Partnership (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiary, 1900/2000 Alameda de las Pulgas, LLC (see Note 3), as well as the related amounts of minority interest. All intercompany balances and transactions have been eliminated in consolidation.
      Investments in real estate partnerships where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method. See further discussion in Note 3.

Fair Value of Financial Instruments
      Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2005 and December 31, 2004. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
      As of June 30, 2005 and December 31, 2004, management estimates that the carrying value of cash and cash equivalents, distributions receivable, accounts payable and accrued expenses, dividends and distributions payable and note payable are recorded at amounts which reasonably approximate fair value.

Revenue recognition
      For financial reporting purposes, the Company recognizes rental revenue on a straight-line basis over the life of the lease. Straight-line rent receivable in the amount of $3,559, which is included in prepaid insurance and other assets in the accompanying balance sheet as of June 30, 2005, consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company has satisfied all obligations under the agreement. As of June 30, 2005, the Company has earned no rental revenue related to lease termination fees.

Property
      The Company acquired its first direct real estate investment, 1900 and 2000 Alameda de las Pulgas in San Mateo, California, on June 28, 2005. Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, does not exceed the individual property’s fair value. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for the building. Major replacements where the betterment extends the useful life of the asset are capitalized. Maintenance and repair items are expensed as incurred.
      This property and any future acquired properties will be reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At June 30, 2005, management believes no such impairment has occurred.
      This acquisition is and future acquisitions of properties will be accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in the Company’s results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.
      The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the property to its current occupancy level. Additionally, the Company evaluates the time period over which such occupancy level would be achieved and includes an estimate of the net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.
      Acquired above-and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the leases. The capitalized above- and below-market lease values are amortized as adjustments to rent revenue over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and any other acquired intangible assets is charged to expense.
      Amortization of allocated purchase price assets (excluding fixed assets) for both the quarter and six months ended June 30, 2005 was $7,975 for in-place leases and $12,152 for out-of-market leases, net.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Anticipated amortization for the period from July 1 through December 31, 2005 and for each of the following four years ended December 31 is as follows:

	In-Place	Out-of-Market
	Leases	Leases, Net

July 1 through December 31, 2005	$485,677	$740,255
2006	587,164	737,737
2007	500,352	842,294
2008	422,371	928,663
2009	331,143	1,018,602
      Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs have not been previously incurred in connection with a new lease origination as part of the transaction.
      As of December 31, 2004, the Company held no direct investments in real estate assets. As of June 30, 2005, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles was as follows:

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases

Cost	$23,000,552	$4,788,831	$13,881,882	$832,444
Less: depreciation and amortization	(4,726)	(7,975)	(14,718)	(2,566)

Net	$22,995,826	$4,780,856	$13,867,164	$829,878

Deferred Financing Costs
      Deferred financing costs consist of direct costs incurred in obtaining a note payable (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the term of the note. For both the quarter and six months ended June 30, 2005, $10,000 was amortized as a part of interest expense.

Prepaid Insurance and Other Assets
      Prepaid insurance and other assets includes the following:

	June 30,	December 31,
	2005	2004

Straight-line rent receivable	$3,559	$—
Deferred leasing costs	14,616	—
Prepaid insurance	133,662	46,688
Other	17,739	—

Total	$169,576	$46,688

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Direct leasing costs, which are primarily comprised of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease.

Cash and Cash Equivalents
      The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 2005 and December 31, 2004, the Company did not have any cash equivalents.

Escrowed Investor Proceeds
      Escrowed investor proceeds and the related liability at December 31, 2004 include gross proceeds relating to shares sold to investors in Pennsylvania, which were required to be held in escrow until the Company raised at least $73.0 million of gross proceeds in the Offering. The escrow was released on May 23, 2005 and the related offering proceeds were distributed to the Company.

Unaccepted Subscriptions for Common Shares
      Unaccepted subscriptions for common shares includes proceeds related to subscriptions which had not been accepted by the Company as of June 30, 2005 and December 31, 2004.

Due to affiliates
      Due to affiliates includes the following:

	June 30,	December 31,
	2005	2004

Organizational and Offering Costs	$24,087,275	$23,966,785
Dealer Manager Fees and Selling Commissions	732,633	336,757
Other	2,541,662	1,174,317

Total	$27,361,570	$25,477,859

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
      As of June 30, 2005 and December 31, 2004, the Advisor had incurred on behalf of the Company organizational and offering costs of approximately $29.7 million and $24.0 million, respectively (of which approximately $17.3 million and $14.8 million as of June 30, 2005 and December 31, 2004, respectively, relates to the Advisor or its affiliates). These amounts include approximately $17.6 million and $14.8 million as of June 30, 2005 and December 31, 2004, respectively, of organizational and internal offering costs, and approximately $12.1 million and $9.2 million as of June 30, 2005 and December 31, 2004, respectively, of third-party offering costs. For the quarter ended March 31, 2005, organizational and internal offering costs of approximately $1.5 million were expensed and included in the accompanying consolidated statement of operations and third-party offering costs of approximately $1.1 million were offset against additional paid-in capital on the accompanying consolidated statement of shareholders’ equity (deficit). Organizational and offering costs totaling approximately $3.1 million incurred by the Advisor through June 30, 2005 (including approximately $1.3 million of organizational and internal offering costs and approximately $1.8 of third-party

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
offering costs) have not been recorded in the accompanying consolidated financial statements because management expects that the Company will not be obligated to reimburse the Advisor for these costs. During the quarter ended June 30, 2005, the Company reimbursed the Advisor approximately $2.5 million of organizational and offering costs.

Other Start-up Costs
      Other start-up costs recorded in the accompanying consolidated statement of operations for the quarter and six months ended June 30, 2004 include primarily legal and directors’ fees associated with the formation and initial activities of Hines REIT’s board of directors.

Per Share Data
      Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Diluted loss per common share has not been presented as there were no dilutive potential common shares for the three and six months ended June 30, 2005 and 2004.

Income Taxes
      For the year ended December 31, 2004, Hines REIT intends to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expects to be taxed as such beginning with its taxable year ended December 31, 2004. In addition, as of June 30, 2005 and December 31, 2004 the Company owned an investment in the Core Fund, which has invested in properties through a structure that includes several entities that either have elected or will elect to be taxed as REITs. Hines REIT management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for federal income taxes for the six months ended June 30, 2005 or the year ended December 31, 2004 in the accompanying consolidated financial statements.

Stock-based Compensation
      Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock annually. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended), the Company recognizes the expense related to these shares over the vesting period. During 2004, the Company granted 3,000 restricted shares of common stock to its independent board members. For the six month period ended June 30, 2005 and the year ended December 31, 2004, respectively, the Company amortized approximately $24,000 and $6,000 of related compensation expense. Such amounts are included in general and administrative expenses in the accompanying statement of operations.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by the Accounting Principles Board, (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of income. The standard requires that the modified prospective method be used, which

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requires that the fair value of new awards granted from the beginning of the period of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. The statement requires companies to assess the most appropriate model to calculate the value of the options. The effective date of the standard will be January 1, 2006. Management believes this statement will not have a material impact on the Company’s Consolidated Financial Statements.

3.	Real Estate Investments

Investment Property
      On June 28, 2005, the Company acquired its first direct real estate investment, 1900 and 2000 Alameda de las Pulgas in San Mateo, California for approximately $59.8 million, including transaction costs. The property, which is located in the San Francisco Bay area office market, consists of a four-story building constructed in 1971 which was substantially renovated in 1996 and a two-story building completed in 1983. The purchase price for this acquisition was determined through negotiations between the Advisor and OTR, a general partnership acting as duly authorized nominee of the State Teachers Retirement System of Ohio. In connection with this acquisition, the Company paid the Advisor acquisition fees totaling approximately $295,000. Hines will serve as property manager for the property pursuant to a Property Management and Leasing Agreement with the Company.
      The buildings have an aggregate of 253,377 square feet of rentable area and were approximately 84% leased as of June 30, 2005. Approximately 166,576 square feet, or 66% of the rentable area of the property, is leased to a tenant in the home and automobile insurance industry. In December 2005, 66,873 square feet of this lease will expire. In May 2018, the remaining 99,703 square feet will expire and may be renewed for 4 consecutive 5-year periods. The Company has the right to early terminate 7,993 square feet of this space with 60 days notice. No other tenant leases more than 10% of the buildings’ rentable area.
      The company has entered into non-cancelable lease agreements, subject to various escalation clauses, with tenants for office space. As of June 30, 2005, the approximate fixed future minimum rentals and square feet expiring for the period from July 1 through December 31, 2005 and each of the years ending December 31, 2006 through 2018 are as follows:

Fixed Future
Minimum Rentals

July 1 through December 31, 2005	$3,507,832
2006	5,050,097
2007	4,981,109
2008	4,763,088
2009	4,497,459
Thereafter	38,110,073

Total	$60,909,658

      The Company financed the acquisition primarily with funds from a term loan agreement (for more information, see Note 4). Through the date of this filing, the Company has made principal payments totaling $16.5 million on the loan, and the remaining principal amount due under this obligation was $43.5 million.

Investment in Hines-Sumisei U.S. Core Office Fund, L.P.
      Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”) is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, the Company’s equity method investment in the Core Fund reflected in the accompanying consolidated balance sheet represented approximately $28.4 million the Company had invested in the Core Fund through that date as adjusted by the equity in earnings and distributions earned from the Core Fund related to that net investment for the period from November 23, 2004 to December 31, 2004. As of December 31, 2004, the Company had distributions receivable from the Core Fund of approximately $247,000 million related to this investment.
      On February 1, 2005, the Company acquired an additional $21.6 million interest in the Core Fund from Hines US Core LLC (“Core LLC”), an affiliate of Hines, using net offering proceeds of $2.5 million and agreeing to pay the remaining $19.1 million of the purchase price as the Company received additional net proceeds from the Offering. In March 2005, the Company paid this remaining amount in full.
      On April 1, 2005, the Company entered into a purchase and sale agreement pursuant to which it would acquire an additional $40.0 million interest in the Core Fund over time from Core LLC. As of June 30, 2005, the Company had acquired $35.0 million of this interest and owned a 22.09% non-managing general partner interest in the Core Fund. The Company acquired the remaining $5.0 million of this interest in July 2005. As a result of this purchase and another purchase made in July 2005, the Company owned a 26.39% non-managing general partner interest in the Core Fund as of August 9, 2005. For further information, see Note 7.
      The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place. None of this debt is recourse to the Core Fund or the Company. Consolidated condensed financial information of the Core Fund is summarized below:
Consolidated Condensed Balance Sheet of the Core Fund
as of June 30, 2005
(unaudited)

ASSETS
Cash	$43,758,295
Property, net	1,292,572,442
Other assets	250,931,915

Total Assets	$1,587,262,652

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$868,920,000
Other liabilities	73,546,322
Minority interest	271,697,400
Partners’ capital	373,098,930

Total Liabilities and Partners’ Capital	$1,587,262,652

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Condensed Statement of Operations of the Core Fund
For the Six Months Ended June 30, 2005
(unaudited)

Revenues and interest income	$93,412,871
Operating expenses	(41,344,390)
Interest expense	(22,028,008)
Depreciation and amortization	(26,107,486)
Minority interest	(3,929,302)

Net Income	$3,685

      Of the total rental revenue of the Core Fund for the six months ended June 30, 2005, approximately:

•	15% was earned from two tenants in the oil and gas industry, whose leases expire on December 31, 2015; and

•	39% was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027.

4.	Note payable
      In connection with the acquisition of 1900 and 2000 Alameda de las Pulgas, on June 28, 2005 the Company entered into a term loan agreement with KeyBank National Association in the principal amount of $60.0 million (the “Term Loan”), which was used to pay the purchase price of the property. The Term Loan has a term of 90 days and matures and becomes payable on September 26, 2005. The Term Loan agreement allows for borrowing at a variable rate or a LIBOR-based rate plus a spread, at the election of the Company. The rate was 5.82% on June 30, 2005 and 5.98% on August 9, 2005. The Term Loan is secured by assets including the Company’s interest in the Core Fund, 1900 and 2000 Alameda de las Pulgas and any direct and indirect equity interest in any entity it invests in that directly or indirectly holds real property assets, subject to certain limitations and exceptions. The loan agreement also contains certain events of default and restrictive covenants, including maintaining certain loan-to-value and interest coverage ratios, as well as a minimum net worth requirement. Hines REIT has unconditionally guaranteed payment and performance by the Company of its obligations under the term loan agreement and the other loan documents. The Company, the Advisor and Hines have entered into a subordination agreement which provides that the Advisor’s right to be reimbursed by the Company for organizational and offering and other expenses is subordinate to the Company’s performance under the Term Loan. Through the date of this filing, the Company has made principal payments totaling $16.5 million on the Term Loan, and the remaining principal amount due under this obligation was $43.5 million. The Company is currently in negotiations with a bank group to establish a revolving credit facility that the Company intends to use to extinguish the Term Loan as well as to provide additional capacity for future acquisitions and working capital.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Dividends
      The Company’s board of directors has declared dividends for 2005 for the periods listed below, payable to shareholders of record at the close of business each day during the applicable period.

	Annualized
	Rate
Period	Declared(1)	Date Paid

January, February and March 2005	6.0%	April 2005
April, May and June 2005	6.0%	July 2005
July and August 2005	6.0%	October 2005	(2)

(1)	Dividends were declared in the amount of $0.00164384 per share per day, representing an annualized rate of 6.0% based on a price of $10.00 per share.

(2)	Anticipated payment date.

6.	Related Party Transactions

Advisory Agreement
      Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:
      Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. The Advisor earned cash acquisition fees totaling approximately $660,000 and $900,000 for the quarter and six months ended June 30, 2005, respectively, which have been recorded as an expense in the accompanying consolidated statement of operations. (See discussion of the Participation Interest below).
      Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee is earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. The Advisor earned cash asset management fees totaling approximately $149,000 and $235,000 during the quarter and six months ended June 30, 2005, respectively, which have been recorded as an expense in the accompanying consolidated statement of operations (See discussion of the Participation Interest below).
      Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company will reimburse the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. As of June 30, 2005 and December 31, 2004 the Advisor had advanced to or paid on behalf of the Company approximately $2.1 million and $977,000, respectively, to fund certain costs incurred by the Company, which has been included in the accompanying consolidated balance sheets. Management expects that these amounts will be repaid out of proceeds from the Offering or future operating cash flow.
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

Dealer Manager Agreement
      The Company has retained Hines Real Estate Securities, Inc (“HRES” or the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Offering. Pursuant to the dealer manager agreement the Company has entered into with HRES, the Company pays HRES selling commissions in an amount of up to 6.0% of the gross proceeds of the common shares sold pursuant to the Offering (up to 4.0% for common shares issued pursuant to the dividend reinvestment plan), all of which is reallowed to participating broker-dealers, plus a dealer manager fee in the amount of 2.2% of the gross proceeds of the common shares sold pursuant to the Offering, a portion of which may be reallowed to selected participating broker-dealers. No dealer manger fee is paid with respect to the common shares sold pursuant to Hines REIT’s dividend reinvestment plan. Additionally, the Company or the Advisor may reimburse HRES for certain employee compensation and other expenses relating to the Offering, including but not limited to reimbursement of up to 0.5% of gross proceeds for bona fide due diligence expenses incurred by HRES. Selling commissions of approximately $2.2 million and dealer manager fees of approximately $983,000 were earned by HRES for the quarter ended June 30, 2005, which have been offset against additional paid-in capital in the accompanying consolidated statement of shareholders’ deficit. Selling commissions of approximately $4.1 million and dealer manager fees of approximately $1.7 million were earned by HRES for the six months ended June 30, 2005, which have been offset against additional paid-in capital in the accompanying consolidated statement of shareholders’ deficit.

Property Management and Leasing Agreement
      On June 28, 2005, an indirect subsidiary of Hines REIT, 1900/2000 Alameda de las Pulgas, LLC (“Hines REIT 1900/2000”) entered into a Property Management and Leasing Agreement with Hines for Hines to provide services in connection with the leasing, operation and management of 1900 and 2000 Alameda de las Pulgas. Hines REIT 1900/2000 pays Hines a management fee equal to the lesser of 2.5% of the annual gross revenues received from 1900 and 2000 Alameda de las Pulgas or the amount of property management fees recoverable from tenants of the property under their leases. Hines REIT 1900/2000 will also pay a leasing fee of 1.5% of gross revenues payable over the term of each executed lease including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. Hines REIT 1900/2000 also generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the agreement. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’s duties under the agreement. However, the reimbursable cost of these personnel and overhead expenses will be limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement.

The Participation Interest
      Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.14% and 1.38% as of June 30, 2005 and December 31, 2004, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As the percentage interest of the Participation Interest is adjusted, the value attributable to such adjustment is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled approximately $1.5 million and $409,000 as of June 30, 2005 and December 31, 2004, respectively, and is included in Participation Interest liability in the accompanying consolidated balance sheets. The related expense of approximately $809,000 and approximately $1.1 million for the quarter and six months ended June 30, 2005, respectively, is included in asset management and acquisition fees in the accompanying consolidated statement of operations.

7.	Subsequent Events

Entry into a Material Definitive Agreement
      On August 9, 2005, the Company entered into a contract to acquire an 11-story office property located in Dallas, Texas (“Citymark”). The seller is Centex Office Citymark I, L.P., and is unaffiliated with the Company and its affiliates.
      Citymark consists of an 11-story building constructed in 1987. The building has an aggregate of 218,943 square feet of rentable area and is approximately 100% leased. Approximately 171,247 square feet, or 78% of the building’s rentable area, is leased to subsidiaries of Centex Corporation, a publicly-traded commercial and industrial construction company and an affiliate of the seller. No other tenant leases more than 10% of the property’s rentable area.
      The aggregate purchase price for Citymark is expected to be approximately $27.7 million, exclusive of transaction costs, financing fees and working capital reserves. The Company anticipates that the acquisition will be funded with the net proceeds of its public offering and debt financing. In connection with the acquisition of Citymark, the Company anticipates it will pay the Advisor approximately $138,000 in cash acquisition fees.
      The Company anticipates that the acquisition of Citymark will be consummated on or about August 24, 2005. Although management believes the acquisition of Citymark is probable, the closing of such acquisition is subject to a number of conditions and there can be no guarantee that the acquisition of Citymark will be consummated. If the Company elects not to close on Citymark, it will forfeit the earnest money deposits made.

Asset Acquisition by the Core Fund
      On August 10, 2005, an indirect subsidiary of the Core Fund acquired Golden Eagle Plaza, an office property located in San Diego, California. The aggregate purchase price of Golden Eagle Plaza was approximately $116 million. The acquisition was funded primarily by a $52.0 million mortgage loan and a $68.0 million bridge loan obtained by a subsidiary of the Core Fund. A portion of the bridge loan was used to retire a $4 million loan issued to a subsidiary of the Core Fund which provided the earnest money paid to the seller of Golden Eagle Plaza in connection with the execution and delivery of the acquisition agreement for that property.

Acquisition of Interest in the Core Fund
      On April 1, 2005, the Company entered into a purchase and sale agreement pursuant to which it would acquire an additional $40.0 million interest in the Core Fund. As of June 30, 2005, the Company had acquired

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$35.0 million of this interest and the Company acquired the remaining $5.0 million of this interest in July 2005. (For further information, see Note 3.)
      On July 25, 2005, the Company acquired an additional $13.3 million interest in the Core Fund from Core LLC. The purchase price for this interest was the same as the amount Core LLC paid when it acquired this interest in March 2005. As of August 9, 2005, the Company owned a 26.39% non-managing general partner interest in the Core Fund.

Principal Payments on Note Payable
      Through August 9, 2005, the Company has made principal payments totaling $16.5 million on the Term Loan, and the remaining principal amount due under this obligation was $43.5 million. (For further information, see Note 4.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Explanatory Note
      As of June 30, 2004, we had not yet commenced real estate operations. Therefore, we do not have meaningful active operations to discuss for the quarter ended June 30, 2004. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Cautionary Note Regarding Forward-Looking Statements
      This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements concerning future financial performance, future debt and financing levels, investment objectives, payments to our Advisor and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto. These statements are only predictions. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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
      The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

•	Our ability to invest offering and dividend reinvestment plan proceeds to acquire properties or other investments in a timely manner and at appropriate amounts that provide acceptable returns;

•	The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property operating expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Risks associated with debt;

•	Competition for tenants and real estate investment opportunities, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

•	Risks associated with adverse changes in general economic or local market conditions, including, terrorist attacks and other acts of violence may affect the markets in which we and our tenants operate;

•	Our ability to secure adequate insurance at reasonable and appropriate rates against catastrophic events, such as earthquakes and terrorist attacks;

•	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

•	Risks relating to our investment in Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”), such as its reliance on Hines for its operations and investments, and our potential liability for Core Fund obligations;

•	The lack of liquidity associated with our assets;

•	Our reliance on Hines Advisors Limited Partnership (our “Advisor”), Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high quality personnel who can provide acceptable service levels to us;

•	Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities; and

•	Our ability to qualify as a REIT for federal income tax purposes.
      These risks are more fully discussed in, and all forward-looking statements should be read in light of all of the factors identified in, the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-108780) (the “Registration Statement”), initially filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2003, as the same has been and may be amended and supplemented from time to time. You are cautioned not to place undue reliance on any forward-looking statements included in this Form 10-Q. All forward-looking statements are made as of the date of this Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this Form 10-Q may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-Q will be achieved. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. Each forward-looking statement speaks only as of the date of the particular statement, and we do not undertake to update any forward-looking statement.
Overview
      We were formed by our sponsor, Hines, for the purpose of engaging in the business of investing in and owning commercial real estate and interests in real estate. We intend to invest in office properties located throughout the United States. In addition, we may invest in properties outside the United States, non-office properties, mortgage loans, ground leases and other real estate investments. We intend to make direct or indirect real estate investments that will satisfy our primary investment objectives of preserving invested capital, paying regular cash dividends and achieving modest capital appreciation of our assets over the long term. We intend to invest the proceeds raised in our public offering in office properties generally located in central business districts or suburban markets of major metropolitan cities. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties which will be diversified by location, lease expirations and tenant industries.
      In order to provide capital for these investments, we are selling our common stock through our public offering. We intend to continue raising significant amounts of capital through our current offering and potential follow-on offerings, and through the utilization of debt financings.

      As of June 30, 2005, we owned direct and indirect interests in the following office properties:

			Effective
			Ownership by the
Market	Property	% Leased	Company

New York City	425 Lexington Avenue	100%	8.97%
New York City	499 Park Avenue	100%	8.97%
Washington D.C.	1200 19th Street	100%	8.97%
New York City	600 Lexington Avenue	94%	8.97%
Houston	One Shell Plaza	96%	10.05%
Houston	Two Shell Plaza	92%	10.05%
San Francisco	55 Second Street	89%	20.10%
San Francisco	101 Second Street	90%	20.10%
Chicago	Three First National Plaza	87%	16.08%
San Mateo	1900 and 2000 Alameda de las Pulgas	87%	100.00%
      As of June 30, 2005, we held a 22.09% non-managing general partner interest in the Core Fund, through which we own indirect interests in the nine office properties listed above other than the San Mateo building. See “Note 3 — Real Estate Investments” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
      Our management believes capital will continue to flow into the commercial real estate market, which results in a competitive environment for acquisition of assets. Our Advisor, through an agreement with Hines, provides us access to a fully integrated real estate organization with approximately 2,900 employees located in 63 cities in the U.S. and in 13 other countries. Our Advisor is an affiliate of Hines. We believe Hines’ having real estate professionals living and working in the major markets in which we seek to invest allows us better access to investment opportunities due to the local market knowledge and relationships with local owners, tenants and brokers. The ability of our Advisor to identify and execute investment opportunities at a pace consistent with the capital raised through our offering will directly impact our financial performance and ability to pay and maintain dividends.

Subsequent Events

Entry into a Material Definitive Agreement
      On August 9, 2005, we entered into a contract to acquire an 11-story office property located in Dallas, Texas (“Citymark”). The seller is Centex Office Citymark I, L.P., and is unaffiliated with us and our affiliates.
      Citymark consists of an 11-story building constructed in 1987. The building has an aggregate of 218,943 square feet of rentable area and is approximately 100% leased. Approximately 171,247 square feet, or 78% of the building’s rentable area, is leased to subsidiaries of Centex Corporation, a publicly-traded commercial and industrial construction company and an affiliate of the seller. No other tenant leases more than 10% of the property’s rentable area.
      The aggregate purchase price for Citymark is expected to be approximately $27.7 million, exclusive of transaction costs, financing fees and working capital reserves. We anticipate that the acquisition will be funded with the net proceeds of our public offering and debt financing. In connection with the acquisition of Citymark, we anticipate that we will pay the Advisor approximately $138,000 in cash acquisition fees.
      We anticipate that the acquisition of Citymark will be consummated on or about August 24, 2005. Although our management believes the acquisition of Citymark is probable, the closing of such acquisition is subject to a number of conditions and there can be no guarantee that the acquisition of Citymark will be consummated. If we elect not to close on Citymark, we will forfeit the earnest money deposits made.

Asset Acquisition by the Core Fund
      On August 10, 2005, an indirect subsidiary of the Core Fund acquired Golden Eagle Plaza, an office property located in San Diego, California. The aggregate purchase price of Golden Eagle Plaza was approximately $116.0 million. The acquisition was funded primarily by a $52.0 million mortgage loan and a $68.0 million bridge loan obtained by a subsidiary of the Core Fund. A portion of the bridge loan was used to retire a $4 million loan issued to a subsidiary of the Core Fund which provided the earnest money paid to the seller of Golden Eagle Plaza in connection with the execution and delivery of the acquisition agreement for that property.

Acquisition of Interest in the Core Fund
      On April 1, 2005, we entered into a purchase and sale agreement pursuant to which we would acquire an additional $40.0 million interest in the Core Fund. As of June 30, 2005, the Company had acquired $35.0 million of this interest and we acquired the remaining $5.0 million of this interest in July 2005. (For further information, see “Note 3 — Real Estate Investments” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.)
      On July 25, 2005, we acquired an additional $13.3 million interest in the Core Fund from Hines US Core LLC (“Core LLC”). The purchase price for this interest was the same as the amount Core LLC paid when it acquired this interest in March 2005. As of August 9, 2005, we owned a 26.39% non-managing general partner interest in the Core Fund.

Principal Payments on Note Payable
      Through August 9, 2005, we have made principal payments totaling $16.5 million on the Term Loan (as defined below), and the remaining principal amount due under this obligation was $43.5 million. (For further information, see “Financial Condition, Liquidity and Capital Resources — Sources of Funds.”)
Critical Accounting Policies
      Management believes our most critical accounting policies are the accounting for real estate purchase price allocations, lease revenues (including straight-line rent) and the regular evaluation of whether the value of a real estate asset has been impaired. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Basis of Presentation
      Our consolidated financial statements included in this quarterly report include the accounts of Hines Real Estate Investment Trust, Inc (“Hines REIT” and together with its consolidated subsidiaries, the “Company”), our subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiary, 1900/2000 Alameda de las Pulgas, LLC (see — “Note 3 Real Estate Investments — Investment Property” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q) as well as the related amounts of minority interest. All intercompany balances and transactions have been eliminated in consolidation.
      Investments in real estate partnerships where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method. As such, we have accounted for our investment in the Core Fund using the equity method of accounting for investments.

      The interim unaudited financial information included elsewhere in this Form 10-Q has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, please refer to the financial statements and footnotes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of the Company as of June 30, 2005, the results of operations for the quarters and six month periods ended June 30, 2005 and 2004, and the cash flows for the six month periods ended June 30, 2005 and 2004 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Revenue recognition
      For financial reporting purposes, we recognize rental revenue on a straight-line basis over the life of the lease. Straight-line rent receivable, which is included prepaid insurance and other assets in the unaudited consolidated financial statements as of June 30, 2005, consists of the difference between the tenants’ rent calculated on a straight-line basis from the date of acquisition over the remaining term of the related leases and the tenants’ actual rent due under the lease agreement. Revenues relating to lease termination fees are recognized at the time that the tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement. As of June 30, 2005, we had earned no rental revenue related to lease termination fees.

Property
      We acquired our first direct real estate investment, 1900 and 2000 Alameda de las Pulgas in San Mateo, California, on June 28, 2005. Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, does not exceed the individual property’s fair value, including estimated proceeds from disposition. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for the building. Major replacements where the betterment extends the useful life of the asset are capitalized. Maintenance and repair items are expensed as incurred.
      This property and any future acquired properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to its estimated fair values to reflect impairment in the value of the asset. At June 30, 2005, management believes no such impairment has occurred.
      Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.
      The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to its current occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.
      Acquired above-and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the leases. The capitalized above- and below-market lease values are amortized as adjustments to rent revenue over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
      Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
Financial Condition, Liquidity and Capital Resources
      We currently have three primary sources of capital and funding for purposes of making real estate investments and acquisitions and paying offering costs, expenses and dividends:

•	Proceeds from our current or potential follow-on offerings;

•	Proceeds from debt financings, including secured or unsecured facilities;

•	Cash flows generated by our real estate investments and operations; and

•	Advances from our affiliates.

Sources of Funds

Our Public Offering
      On June 18, 2004, we commenced a public offering of our common shares. We are offering a maximum of 200,000,000 common shares to the public on a best efforts basis at a price of $10.00 per share. We also registered up to 20,000,000 common shares under our registration statement to be issued during our public offering pursuant to our dividend reinvestment plan at a price of $9.50 per share. The offering provides us with the ability to raise capital on a continual basis and we intend to continue raising capital through this offering, which expires in June 2006, and potential follow-on offerings.
      During the quarter ended June 30, 2005, we sold 4,298,573 shares of our common stock for aggregate gross proceeds of approximately $42.6 million. During the six months ended June 30, 2005, we sold 7,673,059 shares of our common stock for aggregate gross proceeds of approximately $76.3 million. After payment of sales commissions, dealer manager fees and reimbursements of organizational and offering costs to our Advisor, we had raised net proceeds of approximately $87.7 million from our current offering through June 30, 2005, which was available to be used to make real estate investments. As of August 9, 2005, we had sold 13,211,875 shares of our common stock for aggregate gross proceeds of approximately $130.7 million.

Debt financings
      In connection with the acquisition of 1900 and 2000 Alameda de las Pulgas, on June 28, 2005 the Company entered into a term loan agreement with KeyBank National Association in the principal amount of

$60.0 million (the “Term Loan”), which was used to pay the purchase price of the property. The loan has a term of 90 days and has a maturity date of September 26, 2005. The loan agreement allows for borrowing at a variable rate or a LIBOR based rate, at the election of the Company, plus a spread. The rate was 5.82% on June 30, 2005 and 5.98% on August 9, 2005. Through the date of this filing, we had made principal payments totaling $16.5 million on the Term Loan, and the remaining principal amount due under this obligation was $43.5 million. We are currently in negotiations with a bank group to establish a revolving credit facility that we intend to use to retire amounts outstanding under the Term Loan and to fund our future operations and acquisitions of real estate investments.
      Depending on market conditions, we expect that once the net proceeds of our current public offering are fully invested, our debt financing will be in the range of approximately 40-60% of the aggregate value of our real estate investments. As of June 30, 2005, our debt financing was approximately 59% of the aggregate value of our real estate investments (including our pro rata share of the Core Fund’s real estate assets and related debt). Additionally, the amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. As described above, in the case of 1900 and 2000 Alameda de las Pulgas, we financed the entire acquisition with bridge financing which we expect to repay on or before September 26, 2005 with proceeds we receive from our public offering and the revolving credit facility described above.

Cash flows from real estate assets and operations
      Our direct and indirect investments in real estate assets generate cash flows from receipt of rental revenues from tenants reduced by operating expenses of the assets. These operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees and property taxes. We earned distributions of approximately $2.5 million related to our investment in the Core Fund for the six months ended June 30, 2005.

Advances from affiliates
      Certain organizational and offering costs as well as certain other expenses incurred in connection with our administration and ongoing operations have been paid by our Advisor on behalf of the Company. (See “Uses of Funds — Payment of offering and other costs and expenses” below for a description of these amounts.)
      We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Uses of Funds

Real estate investments
      On November 23, 2004, we commenced our real estate operations and acquired an initial interest in the Core Fund. Concurrently with this acquisition, we were admitted as the non-managing general partner of the Core Fund. On February 1, 2005, we acquired an additional interest in the Core Fund. Likewise, on April 1, 2005, we entered into a Purchase and Sale Agreement pursuant to which we would acquire an additional $40.0 million interest in the Core Fund over time from Hines US Core LLC (“Core LLC”), an affiliate of Hines. As of June 30, 2005, the Company had paid $35.0 million of the purchase price of this interest. The Company paid the remaining $5.0 million of the purchase price for this interest in July 2005. On July 25, 2005, we entered into a Purchase and Sale Agreement pursuant to which we acquired an additional $13.3 million interest in the Core Fund from Core LLC, which we paid in full. As a result of these transactions, we owned an approximate 26.39% non-managing general partner interest in the Core Fund as of August 9, 2005.

1900 and 2000 Alameda de las Pulgas Acquisition
      On June 28, 2005, we acquired 1900 and 2000 Alameda de las Pulgas in San Mateo, California for approximately $59.8 million, including transaction costs. The property, which is located in the San Francisco Bay area office market, consists of a four-story building constructed in 1971 which was substantially renovated in 1996 and a two-story building completed in 1983. The purchase price for this acquisition was determined through negotiations between our Advisor and OTR, a general partnership acting as duly authorized nominee of the State Teachers Retirement System of Ohio. In connection with this acquisition, the Company paid the Advisor acquisition fees totaling approximately $295,000. Hines will serve as property manager for the property pursuant to a Property Management and Leasing Agreement with the Company.
      The buildings have an aggregate of 253,377 square feet of rentable area and are approximately 84% leased as of June 30, 2005. Approximately 166,576 square feet, or 66% of the rentable area of the property, is leased to a privately-held provider of home and automobile insurance. In December 2005, 66,873 square feet of this lease will expire. In May 2018, the remaining 99,703 square feet will expire and may be renewed for 4 consecutive 5-year periods. The Company has the right to early terminate 7,993 square feet of this space with 60 days notice. No other tenant leases more than 10% of the buildings’ rentable area.
      We financed the acquisition primarily with funds from the Term Loan, as described above. Through the date of this filing, we had made principal payments totaling $16.5 million on the Term Loan, and the remaining principal amount due under this obligation was $43.5 million.

Payment of offering and other costs and expenses
      In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, Hines Real Estate Securities, Inc (the “Dealer Manager”), Hines and their affiliates for services rendered during the various phases of our organization and operation. During the organizational and offering stage, these payments include payments to the Dealer Manager for selling commissions and dealer manager fees and payments to the Advisor for reimbursement of organization and offering costs. For the quarter and six months ended June 30, 2005, we incurred selling commissions of approximately $2.2 million and $4.1 million, respectively. For the quarter and six months ended June 30, 2005, we incurred dealer manager fees of approximately $983,000 and $1.7 million, respectively. As of June 30, 2005 and December 31, 2004, we recorded a liability of approximately $24.1 million and $24.0 million, respectively, related to organizational and offering costs. Organizational and offering costs totaling approximately $3.1 million incurred by the Advisor through June 30, 2005 (including approximately $1.3 million of organizational and internal offering costs and approximately $1.8 of third-party offering costs) have not been recorded in the accompanying consolidated financial statements because management expects that we will not be obligated to reimburse the Advisor for these costs. During the quarter ended June 30, 2005, we reimbursed the Advisor approximately $2.5 million of organizational and offering costs
      During the acquisition and operational stages, certain services related to management of our investments and operations are provided to us by our Advisor and Hines pursuant to various agreements we have entered into or anticipate entering into with these entities. Pursuant to those agreements, we expect that we will make various payments to our Advisor and/or Hines, including acquisition fees, asset management fees, property management fees, leasing fees, and payments for reimbursements of certain costs incurred by our Advisor and Hines in providing related services to the Company. We incurred cash asset management and acquisition fees (excluding amounts related to the Participation Interest) payable to our Advisor of approximately $149,000 and $660,000, respectively, for the quarter ended June 30, 2005. For the six months ended June 30, 2005, we incurred cash asset management and acquisition fees (excluding amounts related to the Participation Interest) payable to our Advisor of approximately $235,000 and $900,000, respectively. As of June 30, 2005 and December 31, 2004, approximately $2.1 million and $977,000, respectively, was payable to our Advisor for reimbursement of certain expenses incurred in connection with our administration and ongoing operations.

Dividends
      On April 15, 2005, we paid dividends declared for the months of January, February and March totaling approximately $535,000. Our board of directors declared dividends for the months of April, May and June totaling approximately $1.1 million. These amounts are equal to $0.00164384 per share per day. This amount, if paid each day over a 365-day period, would equal $0.60 per share or a 6.0% annualized rate based on a share price of $10.00. These dividends were calculated on a daily record basis, payable to stockholders of record of such shares as shown on our books at the close of business on each applicable day during the period, and were aggregated and paid on July 15, 2005. In addition, on June 30, 2005 and July 27, 2005, our board of directors declared dividends for the months of July and August, respectively, in the same per-share amount described above, to be aggregated and paid in cash in October 2005.
      These dividends were set by our Board of Directors at a level we believe to be appropriate based upon an evaluation of our assets, projected levels of additional capital to be raised and debt to be incurred in the near future and our anticipated results of operations. To fund dividends and distributions paid to date, we utilized distributions we received from our interest in the Core Fund. However, funds remaining after payments of such dividends and distributions were not sufficient to pay all of our general and administrative expenses and therefore, our Advisor has deferred, and may continue to defer, the reimbursement of general and administrative expenses it has incurred on our behalf.
      To the extent our dividends exceed our earnings and profits, a portion of these dividends will constitute a return of capital for federal income tax and accounting purposes. We expect a portion of these dividends will constitute a return of capital for federal income tax and accounting purposes.
Results of Operations
      As of June 30, 2005, we had invested a total of approximately $91.6 million and owned a 22.09% non-managing general partner interest in the Core Fund, which was our primary asset for most of the quarter ended June 30, 2005. Our allocable share of the Core Fund’s net income for the quarter ended June 30, 2005 was $44,549, representing our interest in the Core Fund’s net income during the period. For the quarter ended June 30, 2005, the Core Fund had net income of approximately $251,000 on revenues of approximately $50.8 million. The Core Fund’s net income for the quarter ended June 30, 2005 included approximately $14.1 million of non-cash depreciation and amortization expenses. We expect revenues and expenses for the Core Fund to increase in the future as a result of the impact of any future acquisitions. The distribution we received from the Core Fund during the quarter ended June 30, 2005 was approximately $917,000.
      Our allocable share of the Core Fund’s net income for the six months ended June 30, 2005 was approximately $15,605, representing our interest in the Core Fund’s net income during the period. For the six months ended June 30, 2005, the Core Fund had net income of $3,685 on revenues of approximately $93.4 million. The Core Fund’s net income for the six months ended June 30, 2005 included approximately $26.1 million of non-cash depreciation and amortization expenses. We expect the Core Fund will continue to raise capital and acquire additional real estate investments, further diversifying its portfolio. The distribution we received from the Core Fund during the six months ended June 30, 2005 was approximately $1.1 million.
      Our Advisor and its affiliates incurred approximately $3.1 million and $5.8 million of organizational and offering on our behalf during the quarter and six months ended June 30, 2005, respectively. These costs, in addition to approximately $24.0 million of organization and offering costs incurred by our Advisor and its affiliates on our behalf during 2003 and 2004, are reimbursable by us to our Advisor in an amount up to 3% of gross offering proceeds raised in our public offering. In accordance with our accounting policy, we accrued $24.0 million of such costs, the amount incurred to date on November 23, 2004, after subscriptions for the minimum number of shares were received and accepted by us. All such costs incurred after that date have been accrued as incurred, up to the amount expected by management to be required reimbursable costs. We expensed approximately $1.5 million related to organizational and internal offering costs and offset against equity approximately $1.1 million of third-party offering costs during the quarter ended March 31, 2005. Organizational and offering costs of approximately $3.1 million incurred by the Advisor through June 30, 2005 (including approximately $1.3 million of organizational and internal offering costs and approximately

$1.8 million of third-party offering costs) have not been recorded in the accompanying consolidated financial statements because we expect that we will not be obligated to reimburse the Advisor for these costs. Through June 30, 2005, we paid approximately $2.5 million to our Advisor for organizational and offering costs.
      Asset management fees for the quarter and six months ended June 30, 2005 totaled approximately $298,000 and $470,000, respectively, and acquisition fees for the quarter and six months ended June 30, 2005 totaled approximately $1.3 million and $1.8 million, respectively, which amounts include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the profits interest that an affiliate of Hines holds in the Operating Partnership (the “Participation Interest”). (See Note 6 — “Related Party Transactions — The Participation Interest” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a description of the Participation Interest.) Asset management fees for the quarter ended June 30, 2005 were based on the net equity capital we had invested in the Core Fund. Acquisition fees were computed based on the indirect interest we acquired in the gross asset value of the Core Fund’s incurred real estate investments as well as the 1900 and 2000 Alameda de las Pulgas acquisition.
      General and administrative expenses for the quarter and six months ended June 30, 2005 totaled approximately $569,000 and $1.3 million, respectively. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments.
      The losses allocated to minority interests of approximately $267,000 and $972,000 for the quarter and six months ended June 30, 2005, respectively, relate to the interests that affiliates of Hines own in the Operating Partnership.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
      Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
      We may be exposed to the effects of interest rate changes primarily as a result of short-term borrowings or long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.
      In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in (i) local and regional economic conditions, (ii) real estate capital markets, (iii) real estate market fundamentals and (iv) the creditworthiness of lessees.
      As of June 30, 2005, we had $60.0 million of outstanding under the Term Loan, all of which was subject to a variable interest rate. The loan agreement allows for borrowing at a variable rate or a LIBOR based rate, at the election of the Operating Partnership, plus a spread. The rate, which is locked for 30-day periods, was 5.82% on June 30, 2005 and 5.98% on August 9, 2005. This debt was put in place on June 28, 2005. We are required to repay outstanding principal and accrued interest by September 26, 2005. We currently anticipate that we will repay this debt with investor offering proceeds raised and proceeds revolving credit facility as discussed above. An increase in the variable interest rate on this facility constitutes a market risk, as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders. As of June 30, 2005, a 1% change in interest rates would result in a change in interest expense of approximately $145,000 over the remaining term of the debt.

Item 4.	Controls and Procedures.
      In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      During the quarter ended June 30, 2005, we did not sell any equity securities that were not registered under the Securities Act of 1933 and we did not repurchase any of our securities. On July 6, 2005, we issued 1,000 restricted common shares to each of our three independent directors pursuant our Employee and Director Incentive Share Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Each of these restricted share grants vests when the respective independent director completes his current term.
      We filed a registration statement (File No. 333-108780) with the Securities and Exchange Commission in connection with our public offering of shares of common stock. The registration statement was declared effective under the Securities Act of 1933 on June 18, 2004. Our public offering commenced on that date and is ongoing. Hines Real Estate Securities, Inc. is the dealer manager of our offering and is an affiliate of the Chairman of our Board of Directors, Jeffrey C. Hines. The registration statement covers 200 million shares of common stock in a primary offering at an aggregate price of up to $2 billion and an additional 20 million shares under our dividend reinvestment plan at an aggregate price of $190 million.
      Through June 30, 2005, we had sold approximately 9,746,175 million shares of our common stock for gross offering proceeds of approximately $96.9 million. This amount includes 35,087 shares sold pursuant to our Dividend Reinvestment Plan for gross proceeds of approximately $333,000. From the effective date of our public offering through June 30, 2005, we have incurred the following expenses in connection with the issuance and distribution of the registered securities (actual rather than estimated expenses):

Type of Expense	Amount

Underwriting discounts and commissions	$5,005,165
Finders’ fees	—
Expenses paid to or for underwriters	—
Other expenses paid to affiliates	4,186,470
Other expenses paid to non-affiliates	—

Total expenses	$9,191,635

      The net offering proceeds to us through June 30, 2005 after deducting the total expenses paid as described above, are approximately $87.7 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all of the commissions to soliciting dealers. With the net offering proceeds, we acquired approximately $81.6 million in real estate investments and related assets, paid approximately $923,000 in acquisition fees and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statement of cash flows included in Part I — Item 1 of this report and incorporated herein by reference. Cumulatively, we have used the net offering proceeds as follows (actual rather than estimated uses):

Type of Expense	Amount

Construction of plant, building and facilities	$—
Purchase of real estate interests	82,542,177
Acquisition of other businesses	—
Repayment of indebtedness	—
Working capital (as of June 30, 2005)	$5,131,043
Temporary investments	—
Other uses	—

Total uses	$87,673,220

      As of August 9, 2005, we have sold approximately 13.2 million shares at an aggregate offering price of $130.7 million.

Item 4.	Submission of Matters to a Vote of Security Holders.
      We held our annual meeting of stockholders on May 26, 2005. Our stockholders elected the following individuals to our board of directors: Jeffrey C. Hines, C. Hastings Johnson, George A. Davis, Thomas A. Hassard and Stanley D. Levy. Each individual was elected to the board of directors with the affirmative vote of 2,969,895 shares. No stockholders voted against any nominee and 66,966 shares abstained from voting or were withheld for each nominee. Our stockholders also ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors. This ratification was approved by the affirmative vote of 2,975,145 shares, while 6,851 shares voted against the proposal and 54,864 shares abstained from voting.

Item 6.	Exhibits.
      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES REAL ESTATE INVESTMENT
TRUST, INC.

August 12, 2005	By: Charles M. Baughn Charles M. Baughn Chief Executive Officer

August 12, 2005	By: Sherri W. Schugart Sherri W. Schugart Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the Form S-11 Registration Statement of Hines Real Estate Investment Trust, Inc. (File No. 333-108780 as amended to date, the “Registration Statement”) on May 25, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.2 to Amendment No. 4 to the Registration Statement on May 4, 2004 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Prospectus included in the Registration Statement on June 24, 2004, and incorporated herein by reference).

10.1	Second Amended and Restated Agreement of Limited Partnership of Hines REIT Properties, L.P. (filed as Exhibit 10.1 to Amendment No. 5 to the Registration Statement on May 24, 2004 and incorporated herein by reference).

10.2	Form of Property Management and Leasing Agreement between Hines REIT Properties, L.P. and Hines Interests Limited Partnership (filed as Exhibit 10.2 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.3	Advisory Agreement among Hines REIT Properties, L.P., Hines Advisors Limited Partnership and Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.3 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

10.4	Employee and Director Incentive Share Plan of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.4 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.5	Hines Real Estate Investment Trust, Inc. Dividend Reinvestment Plan (filed as Appendix C to the Prospectus included in the Registration Statement on June 24, 2004, and incorporated herein by reference).

10.6	Sixth Amended and Restated Agreement of Limited Partnership of Hines-Sumisei U.S. Core Office Fund, L. P. (filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 16, 2005, and incorporated herein by reference).

10.7	Second Amended and Restated Declaration of Trust of Hines-Sumisei NY Core Office Trust. (filed as Exhibit 10.7 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.8	Amended and Restated Bylaws of Hines-Sumisei NY Core Office Trust. (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.9	Amended and Restated Master Agreement dated as of March 31, 2003, among Hines Interests Limited Partnership, Hines US Core Office Properties L. P. and Sumitomo Life Realty (N.Y.), Inc., as amended (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.10	Amended and Restated Shareholder Agreement dated as of December 23, 2003, by and among General Motors Investment Management Corporation, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.10 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.11	Amended and Restated Investor Rights Agreement dated as of December 23, 2003, among Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust, General Motors Investment Management Corporation, and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.11 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

Exhibit
No.	Description

10.12	Amended and Restated Organization Agreement for Hines-Sumisei NY Core Office Trust dated as of December 23, 2003, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines Sumisei NY Core Office Trust and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.12 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.13	Amended Declaration of Trust of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.13 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.14	Amended Bylaws of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.14 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.15	Shareholder Agreement for Hines-Sumisei NY Core Office Trust II dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust II and certain shareholders of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.16	Subscription Agreement for Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust, Hines-Sumisei NY Core Office Trust II and various shareholders of Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.16 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.17	Subscription Agreement dated as of September 11, 2003, between Hines REIT Properties, L.P. and Hines Real Estate Holdings Limited Partnership (filed as Exhibit 10.17 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.18	Agreement dated as of June 10, 2004, among Hines REIT Properties, L.P., Hines U.S. Core Office Capital Associates II Limited Partnership and Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 10.18 to Amendment No. 6 to the Registration Statement on June 10, 2004 and incorporated herein by reference).

10.19	Amended and Restated Escrow Agreement between Hines Real Estate Investment Trust, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.19 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

10.20	Articles of Amendment dated May 4, 2004 to the Declaration of Trust of Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.20 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

10.21	Articles of Amendment dated May 4, 2004 to the Declaration of Trust of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.21 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).

10.22	Articles of Amendment dated December 27, 2004 to the Declaration of Trust of Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.23	Articles of Amendment dated December 27, 2004 to the Declaration of Trust of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).

10.24	Purchase and Sale Agreement dated November 23, 2004, among Hines U.S. Core Office Capital Associates II Limited Partnership, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).

Exhibit
No.		Description

10.25		Purchase and Sale Agreement dated February 1, 2005, among Hines US Core LLC, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).

10.26		Second Amended and Restated Agreement of Limited Partnership of Hines-Sumisei US Core Office Properties L.P. (filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).

10.27		Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Jeffrey C. Hines (filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).

10.28		Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and C. Hastings Johnson (filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).

10.29		Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and George A. Davis (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).

10.30		Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Thomas A. Hassard (filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).

10.31		Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Stanley D. Levy (filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).

10.32		Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Charles M. Baughn (filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).

10.33		Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Charles N. Hazen (filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).

10.34		Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Sherri W. Schugart (filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).

10.35		Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Frank R. Apollo (filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).

10.36		Purchase and Sale Agreement dated as of April 1, 2005, among Hines US Core LLC, Hines REIT Properties L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 1, 2005 and incorporated herein by reference).

10.37		Agreement of Sale by and between Madison Two Associates and Hines 70 West Madison L.P. (filed as Exhibit 10.37 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 16, 2005, and incorporated herein by reference).

10	.38*	Agreement of Purchase and Sale dated May 19, 2005, by and between Hines REIT Properties, L.P. and OTR, an Ohio general partnership acting as the duly authorized nominee of the Board of the State Teachers Retirement System of Ohio.

10	.39*	Term Loan Agreement dated June 28, 2005, by and between Hines REIT Properties, L.P. and KeyBank National Association.

10	.40*	Ownership Interests Pledge and Security Agreement dated June 28, 2005, by and between Hines REIT Properties, L.P. and KeyBank National Association, in its capacity as administrative agent.

Exhibit
No.		Description

10	.41*	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated June 27, 2005, between GREIT — 525 and 600 B Street, LP and Hines-Sumisei US Core Office Properties, L.P., as amended.

10.42		Purchase and Sale Agreement as of July 25, 2005, by and among Hines US Core LLC, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated July 25, 2005 and incorporated herein by reference).

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith