Form 10-Q
period 2005-09-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2005-11-15
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 9, 2005, there were 19,473,554 outstanding shares of the common stock of Hines Real Estate Investment Trust, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and September 30, 2004	4
Consolidated Statement of Shareholders’ Equity (Deficit) for the Nine Months Ended September 30, 2005 and the Year Ended December 31, 2004	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and September 30, 2004	6
Notes to Consolidated Financial Statements for the Nine Months Ended September 30, 2005	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	33

SIGNATURES	34
Agreement of Sale and Purchase dated 8/9/2005
Agreement for Purchase dated 8/12/2005
First Amendment to Term Loan Agreement
Revolving Line of Credit Agreement
Unconditional Guaranty of Payment and Performance
Subordination Agreement dated 9/9/2005
Ownership Interests Pledge and Security Agreement
Agreement of Sale
Letter Agreement
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004
(UNAUDITED)

	September 30,	December 31,
	2005	2004
ASSETS
Investment property, at cost:
Buildings and improvements, net	$26,293,661	$––
In-place leases, net	18,827,022	––
Land	25,728,854	––

Total investment property	70,849,537	––
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	104,643,606	28,181,662
Cash	9,686,595	1,536,439
Escrowed investor proceeds	––	100,000
Distributions receivable	2,496,418	247,494
Straight-line rent receivable	148,784	––
Tenant and other receivables	76,949	––
Acquired above-market leases, net	16,003,215	––
Other assets	704,783	46,688
Deferred financing costs, net	896,885	––

TOTAL ASSETS	$205,506,772	$30,112,283

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities:
Accounts payable and accrued expenses	$2,399,776	$114,759
Escrowed investor proceeds liability	––	100,000
Unaccepted subscriptions for common shares	692,252	562,200
Due to affiliates	11,979,288	25,477,859
Acquired below-market leases, net	1,035,397	––
Other liabilities	709,460	––
Participation interest liability	2,137,748	409,160
Dividends payable	2,008,861	99,149
Distributions payable to minority interests	197,845	73,231
Notes payable	47,300,000	––

Total liabilities	68,460,627	26,836,358
Minority interest	2,517,642	3,586,629
Commitments and Contingencies
Shareholders’ equity (deficit):
Preferred shares, $.001 par value; 500,000,000 preferred shares authorized, none issued or outstanding as of September 30, 2005 and December 31, 2004	—	—
Common shares, $.001 par value; 1,500,000,000 common shares authorized as of September 30, 2005 and December 31, 2004; 16,661,796 and 2,073,116 common shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	16,662	2,073
Additional paid-in capital	143,414,467	9,715,539
Retained deficit	(8,902,626)	(10,028,316)

Total shareholders’ equity (deficit)	134,528,503	(310,704)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$205,506,772	$30,112,283

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and September 30, 2004
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues:
Rental revenue	$2,044,707	$—	$2,092,315	$—
Other revenue	28,664	––	28,664	––

Total revenues	2,073,371	––	2,120,979	––

Expenses:
Organizational and offering expenses	––	––	1,479,923	––
Reversal of accrued organizational and offering expenses	(7,082,524)	––	(7,082,524)	––
Other start-up costs	—	39,792	—	409,668
Asset management and acquisition fees	1,186,443	––	3,457,177	––
General and administrative expenses	354,766	246,549	1,704,108	302,452
Forgiveness of related party payable	(1,730,000)	––	(1,730,000)	––
Depreciation and amortization	1,321,121	––	1,333,822	––
Property operating expenses	1,048,762	––	1,069,362	––

Total expenses	(4,901,432)	286,341	231,868	712,120

Income (loss) before equity in losses, interest expense and income (loss) allocated to minority interests	6,974,803	(286,341)	1,889,111	(712,120)

Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	(75,758)	—	(60,153)	—
Interest expense	(1,206,830)	—	(1,245,930)	—
Interest income	19,980	––	25,059	––
(Income) loss allocated to minority interests	(454,269)	—	517,603	—

Net income (loss)	$5,257,926	$(286,341)	$1,125,690	$(712,120)

Basic and diluted income (loss) per common share:
Income (loss) per common share	$0.40	$(286.34)	$0.14	$(712.12)

Weighted average number common shares outstanding	13,284,150	1,000	8,100,986	1,000

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2005 and the Year Ended December 31, 2004
(UNAUDITED)

					Additional
	Preferred		Common		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, January 1, 2004	—	$—	1,000	$1	$9,999	$(20,427)	$(10,427)
Issuance of common shares	—	—	2,072,116	2,072	20,582,905	—	20,584,977
Dividends declared	—	—	—	—	(99,149)	—	(99,149)
Selling commissions and dealer manager fees	—	—	—	—	(1,582,527)	—	(1,582,527)
Other offering costs	—	—	—	—	(9,195,689)	—	(9,195,689)
Net loss	—	—	—	—	—	(10,007,889)	(10,007,889)

BALANCE, December 31, 2004	—	—	2,073,116	2,073	9,715,539	(10,028,316)	(310,704)

Issuance of common shares	—	—	14,588,680	14,589	144,181,331	—	144,195,920
Dividends declared	—	—	—	—	(3,635,326)	—	(3,635,326)
Selling commissions and dealer manager fees	—	—	—	—	(10,211,260)	—	(10,211,260)
Other offering costs, net	—	—	—	—	3,364,183	—	3,364,183
Net income	—	—	—	—	—	1,125,690	1,125,690

BALANCE, September 30, 2005	—	$—	16,661,796	$16,662	$143,414,467	$(8,902,626)	$134,528,503

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and September 30, 2004
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,125,690	$(712,120)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,160,274	––
Non-cash compensation expense	31,775	––
Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	60,153	—
Loss allocated to minority interests	(517,603)	—
Accrual of organizational and offering expenses	1,479,923	—
Reversal of accrual of organizational and offering expenses	(7,082,524)	—
Forgiveness of related party payable	(1,730,000)	—
Changes in assets and liabilities:
Increase in other assets	(117,671)	(97,874)
Increase in straight-line rent receivable	(148,784)	––
Increase in tenant and other receivables	(58,147)	––
Increase in accounts payable and accrued expenses	1,013,140	139,772
Increase in participation interest liability	1,728,588	—
Increase in other liabilities	385,842	––
Decrease in due to affiliates	(99,987)	—

Net cash used in operating activities	(1,769,331)	(670,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	(81,552,923)	—
Distributions received from Hines-Sumisei U.S. Core Office Fund, L.P. in excess of equity in earnings	2,781,902	––
Investments in property	(70,817,574)	––
Additions to other assets	(503,926)	––
Increase in acquired out-of-market leases, net	(15,400,881)	––

Net cash used in investing activities	(165,493,402)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in escrowed investor proceeds	(100,000)	2,497,423
(Increase) decrease in escrowed investor proceeds liability	100,000	(2,497,423)
Increase in unaccepted subscriptions for common shares	130,052	––
Proceeds from issuance of common stock	143,204,801	––
Payments of selling commissions and dealer manager fees	(9,778,454)	––
Payments of organizational and offering expenses	(4,500,000)	––
Proceeds from advances from affiliate	1,740,394	675,222
Payment on advances from affiliate	(375,000)	––
Dividends paid to shareholders	(766,271)	––
Dividends paid to minority interests	(426,770)	––
Proceeds from notes payable	138,300,000	––
Payments on notes payable	(91,000,000)	––
Additions to deferred financing costs	(1,115,863)	––
Additions to deferred offering costs	––	(5,000)

Net cash provided by financing activities	175,412,889	670,222

Net change in cash	8,150,156	—
Cash, beginning of period	1,536,439	211,000

Cash, end of period	$9,686,595	$211,000

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$845,102	$––

Supplemental Schedule of Non-Cash Financing Activities
Unpaid selling commissions and dealer manager fees	$769,563	$—

Deferred offering costs offset against additional paid-in capital	$1,140,567	$—

Reversal of deferred offering costs against additional paid-in capital	$(4,504,750)	$—

Dividends declared and unpaid	$2,008,861	$—

Distributions receivable	$2,496,418	$—

Distributions declared and unpaid to minority interests	$197,846	$—

Dividends reinvested	$959,342	$—

Non-cash net assets acquired upon acquisition of property	$1,365,787	$—

Accrual of deferred financing costs	$174,410	$—

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2005
(UNAUDITED)
1. Organization
The accompanying interim unaudited consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2004 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of September 30, 2005 and December 31, 2004, the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with its consolidated subsidiaries, the “Company”), was formed on August 5, 2003 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning interests in commercial real estate. The Company operates and intends to continue to operate in a manner to qualify for real estate investment trust (“REIT”) status for federal income tax purposes and elected REIT status in connection with the filing of its 2004 federal tax return. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through a majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. Subject to certain restrictions and limitations, the business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement the Operating Partnership entered into with the Advisor (the “Advisory Agreement”).
Public Offering
On June 18, 2004, Hines REIT commenced its initial public offering pursuant to which it is offering a maximum of 220,000,000 common shares for sale to the public (the “Offering”).
Through September 30, 2005, the Company had received gross offering proceeds of approximately $164.8 million from the sale of 16,656,746 common shares, including approximately $959,000 of gross proceeds relating to 100,984 shares sold under Hines REIT’s dividend reinvestment plan. As of September 30, 2005, 183,444,238 common shares remained available for sale to the public pursuant to the Offering, exclusive of 19,899,016 common shares available under the Company’s dividend reinvestment plan. Hines REIT contributes all net proceeds from the Offering to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of September 30, 2005, Hines REIT owned a 92.58% general partner interest in the Operating Partnership.
From October 1 through November 9, 2005, Hines REIT received gross offering proceeds of approximately $27.9 million from the sale of 2,814,758 common shares, including approximately $1.2 million of gross proceeds relating to 121,858 shares sold under the dividend reinvestment plan. As of November 9, 2005, 180,751,338 common shares remained available for sale to the public pursuant to the Offering, exclusive of 19,777,158 common shares available under Hines REIT’s dividend reinvestment plan.
Minority Interests
Hines Real Estate Holdings Limited Partnership, an affiliate of Hines, owned a 6.15% and 34.33% interest in the Operating Partnership as of September 30, 2005 and December 31, 2004, respectively. As a result of HALP Associates Limited Partnership’s (“HALP”) ownership of the Participation Interest (see Note 6), HALP’s percentage ownership in the Operating Partnership was 1.27% and 1.38% as of September 30, 2005 and December 31, 2004, respectively.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(UNAUDITED)
Investment Property
As of September 30, 2005, the Company held direct and indirect investments in 12 office properties located in cities throughout the United States, including New York City, Washington, D.C., Chicago, Houston, Dallas, San Francisco, San Diego and San Mateo. The Company’s interests in ten of these properties are owned indirectly through the Company’s investment in the Core Fund (as defined in Note 3). As of September 30, 2005 and December 31, 2004, the Company owned a 24.80% and 12.51% non-managing general partner interest in the Core Fund, respectively. See further discussion in Note 3.
The Company acquired a property located in Sacramento, California, on November 2, 2005, and has entered into a contract giving the Company the right, but not the obligation, to acquire a group of properties located in Miami, Florida (see Note 7).
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company included in this quarterly report include the accounts of Hines REIT, the Operating Partnership (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries (see Note 3), as well as the related amounts of minority interest. All intercompany balances and transactions have been eliminated in consolidation.
Investments in real estate partnerships where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method. See further discussion in Note 3.
Fair Value of Financial Instruments
Disclosure about the fair value of financial instruments is based on pertinent information available to management as of September 30, 2005 and December 31, 2004. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
As of September 30, 2005 and December 31, 2004, management estimates that the carrying value of cash and cash equivalents, distributions receivable, accounts receivable, accounts payable and accrued expenses, dividends and distributions payable and notes payable are recorded at amounts which reasonably approximate fair value.
Revenue Recognition
For financial reporting purposes, the Company recognizes rental revenue on a straight-line basis over the life of the lease. Straight-line rent receivable in the amount of approximately $149,000 as of September 30, 2005, consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.
Investment Property
Real estate assets the Company owns directly are stated at cost less accumulated depreciation, which, in the opinion of management, does not exceed the individual property’s fair value. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements where the betterment extends the useful life of the assets are capitalized. Maintenance and repair items are expensed as incurred.
Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(UNAUDITED)
will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At September 30, 2005, management believes no such impairment has occurred.
Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in the Company’s results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.
The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved and includes an estimate of the net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.
Acquired above-and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the leases. The capitalized above- and below-market lease values are amortized as adjustments to rent revenue over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and any other acquired intangible assets is charged to rental revenue.
Amortization expense was $1.2 million for in-place leases for both the quarter and nine months ended September 30, 2005. Amortization of out-of-market leases, net, was approximately $421,000 and $433,000 for the quarter and nine months ended September 30, 2005, respectively.
Anticipated amortization of in-place and out-of-market leases, net, for the period from October 1 through December 31, 2005 and for each of the following four years ended December 31 is as follows:

	In-place	Out-of-Market
	Leases	Leases, net
October 1 through December 31, 2005	$1,170,532	$487,760
2006	3,783,857	1,212,353
2007	3,665,031	1,318,045
2008	3,587,856	1,404,363
2009	3,005,498	1,497,415

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(UNAUDITED)
Deferred Financing Costs
Deferred financing costs as of September 30, 2005 consist of direct costs incurred in obtaining debt financing (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the quarter and nine months ended September 30, 2005, approximately $383,000 and $393,000, respectively, was amortized as a part of interest expense.
Other Assets
Other assets includes the following:

	September 30,	December 31,
	2005	2004
Property acquisition escrow deposit	$500,000	$––
Prepaid insurance	150,601	46,688
Other	54,182	––

Total	$704,783	$46,688

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents. At September 30, 2005 and December 31, 2004, the Company did not have any cash equivalents.
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
Unaccepted Subscriptions for Common Shares
Unaccepted subscriptions for common shares includes proceeds related to subscriptions which had not been accepted by the Company as of September 30, 2005 and December 31, 2004.
Due to Affiliates
Due to affiliates includes the following:

	September 30,	December 31,
	2005	2004
Organizational and Offering Costs	$22,087,275	$23,966,785
Reversal of Organizational and Offering Costs	(11,587,274)	––
Dealer Manager Fees and Selling Commissions	769,563	336,757
Other	2,439,724	1,174,317
Forgiveness of related party payable	(1,730,000)	––

Total	$11,979,288	$25,477,859

As discussed in Note 6 below, the Advisor and its affiliates have advanced or paid on behalf of the Company certain expenses incurred in connection with the Company’s administration and ongoing operations. During the quarter ended September 30, 2005, the Advisor forgave amounts due from the Company totaling approximately $1.7 million related to amounts previously advanced to the Company to cover certain general and administrative expenses. This transaction is included in forgiveness of related party payable in the accompanying statements of operations for the quarter and nine months ended September 30, 2005.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(UNAUDITED)
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
As of September 30, 2005 and December 31, 2004, the Advisor had incurred on behalf of the Company organizational and offering costs of approximately $32.7 million and $24.0 million, respectively (of which approximately $18.5 million and $14.8 million as of September 30, 2005 and December 31, 2004, respectively, relates to the Advisor or its affiliates). These amounts include approximately $19.0 million and $14.8 million as of September 30, 2005 and December 31, 2004, respectively, of organizational and internal offering costs, and approximately $13.7 million and $9.2 million as of September 30, 2005 and December 31, 2004, respectively, of third-party offering costs. For the quarter ended March 31, 2005, organizational and internal offering costs of approximately $1.5 million were expensed and included in the accompanying consolidated statement of operations and third-party offering costs of approximately $1.1 million were offset against additional paid-in capital on the accompanying consolidated statement of shareholders’ equity (deficit). During the period from April 1, 2005 through September 30, 2005, organizational and offering costs totaling approximately $6.1 million incurred by the Advisor (including approximately $2.8 million of organizational and internal offering costs and approximately $3.3 million of third-party offering costs) have not been recorded in the accompanying consolidated financial statements because management expects that the Company will not be obligated to reimburse the Advisor for these costs. During the quarter and nine months ended September 30, 2005, the Company reimbursed the Advisor for $2.0 million and $4.5 million, respectively, of organizational and offering costs.
As set forth above, the Company’s obligation to reimburse the Advisor for organizational and offering costs is limited by the amount of gross offering proceeds raised from the sale of the Company’s common shares in the Offering. Amounts of organizational and offering costs recorded in the Company’s financial statements in prior periods were based on estimates of gross offering proceeds to be raised in the future through the end of the offering period. Such estimates were based on highly subjective factors including the number of retail broker-dealers signing selling agreements with the Company’s dealer manager, Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”), anticipated market share penetration in the retail broker-dealer network and the Dealer Manager’s best estimate of the baseline growth rate in sales. Based on actual gross offering proceeds raised to date and management’s current estimate of future sales of the Company’s common shares through the end of the Offering, management expects that the Company will not be obligated to reimburse the Advisor for approximately $11.6 million of organizational and offering costs which were recorded by the Company prior to March 31, 2005. Such accruals have been reversed in the Company’s unaudited consolidated financial statements as of September 30, 2005. These reversals are reflected as a reduction of due to affiliates of approximately $11.6 million in the accompanying consolidated balance sheet, a reversal of organizational and offering expenses of approximately $7.1 million in the accompanying consolidated statements of operations and a reduction of other offering costs, net of approximately $4.5 million in the accompanying consolidated statement of shareholders’ equity (deficit).
Other Start-up Costs
Other start-up costs recorded in the accompanying consolidated statement of operations for the quarter and nine months ended September 30, 2004 include primarily legal and directors’ fees associated with the formation and initial activities of Hines REIT’s board of directors.
Per Share Data
Income (loss) per common share is calculated by dividing the net income (loss) for each period by the weighted average number of common shares outstanding during such period.
Income Taxes
For the year ended December 31, 2004, Hines REIT made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2004. In addition, as of September 30, 2005 and December 31, 2004 the Company owned an investment in the Core Fund, which has invested in properties through a structure that includes several entities that have elected to be taxed as REITs. Hines

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(UNAUDITED)
REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for federal income taxes for the nine months ended September 30, 2005 or the year ended December 31, 2004 in the accompanying consolidated financial statements.
Stock-based Compensation
Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock annually. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended), the Company recognizes the expense related to these shares over the vesting period. During the nine months ended September 30, 2005 and the year ended December 31, 2004, the Company granted 3,000 and 3,000 restricted shares of common stock, respectively, to its independent board members. For the quarter and nine month periods ended September 30, 2005, respectively, the Company amortized approximately $8,000 and $32,000 of related compensation expense. Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of income. The standard requires that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the period of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. The statement requires companies to assess the most appropriate model to calculate the value of the options. The effective date of the standard will be January 1, 2006. Management believes this statement will not have a material impact on the Company’s consolidated financial statements.
3. Real Estate Investments
As of September 30, 2005, the Company owned direct and indirect interests in the following office properties:

		Ownership by
		the
Property	Location	Company(1)(2)
1900 and 2000 Alameda de las Pulgas	San Mateo, California	100.00%
Citymark	Dallas, Texas	100.00%
425 Lexington Avenue	New York City, New York	10.07%
499 Park Avenue	New York City, New York	10.07%
600 Lexington Avenue	New York City, New York	10.07%
1200 19th Street	Washington D.C.	10.07%
One Shell Plaza	Houston, Texas	11.37%
Two Shell Plaza	Houston, Texas	11.37%
The KPMG Building	San Francisco, California	22.74%
101 Second Street	San Francisco, California	22.74%
Three First National Plaza	Chicago, Illinois	18.19%
525 B Street	San Diego, California	22.74%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. As of September 30, 2005, we owned a 92.58% interest in the Operating Partnership and were its sole general partner. Affiliates of Hines owned the remaining 7.42% interest in the Operating Partnership. We own interests in all of the properties other than the Dallas and San Mateo buildings as a result of our interest in the Core Fund, in which we owned a 24.80% non-managing general partner interest as of September 30, 2005. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 90.1%.
(2)	Real estate investments which are owned 100% by the Company are referred to as “direct investments.”

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(UNAUDITED)
Direct real estate investments
During the quarter ended September 30, 2005, the Company acquired the office property located at 3100 McKinnon Street in Dallas, Texas (“Citymark”). The aggregate purchase price of Citymark was approximately $27.8 million, including transaction costs. The property was acquired from a party that is unaffiliated with Hines. Citymark is an 11-story office building constructed in 1987. The building has an aggregate of 218,943 square feet of rentable area and was approximately 100% leased as of September 30, 2005.
With the acquisition of Citymark, the Company owned a portfolio of two direct investments as of September 30, 2005. The Company held no direct investments as of December 31, 2004.
Since September 30, 2005, the Company acquired a property located in Sacramento, California and had entered in to an agreement giving it the right, but not the obligation, to acquire a group of properties located in Miami, Florida.
As of September 30, 2005, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles was as follows:

			Acquired	Acquired
	Buildings and	In-Place	Above- Market	Below-Market
	Improvements	Leases	Leases	Leases
Cost	$26,451,138	$20,003,367	$16,525,414	$1,124,533
Less: Accumulated depreciation and amortization	(157,477)	(1,176,345)	(522,199)	(89,136)

Net	$26,293,661	$18,827,022	$16,003,215	$1,035,397

In connection with its direct investments, the Company has entered into non-cancelable lease agreements, subject to various escalation clauses, with tenants for office space. As of September 30, 2005, the approximate fixed future minimum rentals for the period from October 1 through December 31, 2005 and each of the years ending December 31, 2006 through 2009 and thereafter are as follows:

Fixed Future
Minimum Rentals
October 1 through December 31, 2005	$2,872,984
2006	9,285,140
2007	9,289,574
2008	9,155,377
2009	8,709,020
Thereafter	40,199,532

Total	$79,511,627

Of the total rental revenue of the Company for the nine months ended September 30, 2005, approximately:

•	57% was earned from a tenant in the insurance industry, whose leases representing 36% of their space expire in December 2005 and whose remaining space expires in May 2018; and

•	25% was earned from a tenant in the construction industry, whose leases representing 43% of their space expire in November 2009 and whose remaining space expires in November 2010.

Investment in Hines-Sumisei U.S. Core Office Fund, L.P.
Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”) is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings.
As of December 31, 2004, the Company’s equity method investment in the Core Fund reflected in the accompanying unaudited consolidated balance sheet represented approximately $28.4 million the Company had invested in the Core Fund through that date as adjusted by the equity in earnings and distributions earned from the Core Fund related to that net investment for the period from November 23, 2004 to December 31, 2004.
During the nine months ended September 30, 2005, the Company acquired additional interests in the Core Fund totaling approximately $81.5 million from affiliates of Hines. The Company owned a 24.80% non-managing general partner interest in the Core Fund as of September 30, 2005. For further information, see Note 6.
On August 10, 2005, an indirect subsidiary of the Core Fund acquired 525 B Street, an office property located in San Diego, California. The aggregate purchase price of 525 B Street was approximately $116.0 million, excluding transaction costs. The building contains 423,546 square feet of rentable area and is approximately 98% leased.
The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place. None of this debt is recourse to the Core Fund or the Company. Consolidated condensed financial information of the Core Fund is summarized below:
Consolidated Condensed Balance Sheet of the Core Fund
as of September 30, 2005
(unaudited)

ASSETS

Cash	$41,701,161
Property, net	1,399,905,483
Other assets	255,517,883

Total Assets	$1,697,124,527

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$953,770,000
Other liabilities	88,104,630
Minority interest	265,300,512
Partners’ capital	389,949,385

Total Liabilities and Partners’ Capital	$1,697,124,527

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(UNAUDITED)
Consolidated Condensed Statement of Operations of the Core Fund
For the Nine Months Ended September 30, 2005
(unaudited)

Revenues and interest income	$146,858,043
Operating expenses	(65,681,613)
Interest expense	(34,474,048)
Depreciation and amortization	(41,008,526)
Minority interest	(5,852,436)

Net Loss	$(158,580)

Of the total rental revenue of the Core Fund for the nine months ended September 30, 2005, approximately:
•	15% was earned from two affiliated tenants in the oil and gas industry, whose leases expire on December 31, 2015; and

•	39% was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(UNAUDITED)
4. Debt Financing
On June 28, 2005, the Company entered into a term loan agreement with KeyBank National Association in the principal amount of $60.0 million (the “Term Loan”), which was used to pay the purchase price of 1900 and 2000 Alameda de las Pulgas. The Term Loan was amended in August 2005 to increase the principal amount to $75.0 million in connection with the acquisition of Citymark.
On September 9, 2005, the Company entered into a credit agreement with KeyBank, as administrative agent for itself and the other lenders named in the credit agreement (collectively, the “Lenders”), to establish a revolving credit facility (the “Credit Facility”) with maximum aggregate borrowing capacity of $140.0 million. The Company established the Credit Facility for the purposes of repaying in full amounts owed under its existing Term Loan, providing a source of funds for future real estate investments and funding its general working capital needs. The credit agreement has a maturity date of September 8, 2008, which is subject to extension at the Company’s election for two successive periods of one year each, subject to specified conditions. The credit agreement provides that the Company may increase the amount of the Credit Facility to $250.0 million upon written notice within 18 months of the date of the agreement, subject to KeyBank’s ability to syndicate the incremental amount to the Lenders or other lenders. The credit agreement allows for borrowing at a variable rate or a LIBOR-based rate plus a spread ranging from 150 to 250 basis points based on a prescribed leverage ratio calculated for the Company, which ratio under the credit agreement takes into account the Company’s effective ownership interest in the debt and certain allowable assets of entities in which the Company directly and indirectly invests. The weighted-average rate on outstanding loans under the Credit Facility was 5.78% as of September 30, 2005. The credit agreement provides that it shall be an event of default under the agreement if the Advisor ceases to be controlled by Hines or if Hines ceases to be majority-owned and controlled, directly or indirectly, by Jeffrey C. Hines, Chairman of the Board of Hines REIT, or certain members of his family. The credit agreement also contains customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of specified financial ratios.
Outstanding loans under the Credit Facility are secured by a pledge of the Company’s direct equity interests in any entity it invests in that directly or indirectly holds real property assets, including its interest in the Core Fund, subject to certain limitations and exceptions. The Company, Hines and the Advisor have entered into a subordination agreement which provides that the respective rights of Hines and the Advisor to be reimbursed by the Company for organizational and offering and other expenses are subordinate to the Company’s obligations under the credit agreement.
Through September 30, 2005, the Company had made borrowings totaling $56.3 million under the Credit Facility and made principal payments totaling $9.0 million on amounts outstanding. The outstanding principal amount due under this obligation was $47.3 million as of September 30, 2005. From October 1, 2005 through the date of this filing the Company has made borrowings totaling $66.0 million under the Credit Facility and made principal payments totaling $24.0 million, and the remaining principal amount due under this obligation was $89.3 million as of the date of this filing.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(UNAUDITED)
5. Dividends
The Company’s board of directors has declared dividends for 2005 for the periods listed below, payable to shareholders of record at the close of business each day during the applicable period.

	Annualized
	Rate
Period	Declared(1)	Date Paid
January, February and March 2005	6.0%	April 2005
April, May and June 2005	6.0%	July 2005
July, August and September 2005	6.0%	October 2005
October and November 2005	6.0%	January 2006(2)

(1)	Dividends were declared in the amount of $0.00164384 per share per day, representing an annualized rate of 6.0% based on a price of $10.00 per share.

(2)	Anticipated payment date.
6. Related Party Transactions
Advisory Agreement
Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:
Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. The Advisor earned cash acquisition fees totaling approximately $338,000 and $1.2 million for the quarter and nine months ended September 30, 2005, respectively, which have been recorded as an expense in the accompanying consolidated statements of operations. See discussion of the Participation Interest below.
Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee is earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. The Advisor earned cash asset management fees totaling approximately $255,000 and $490,000 during the quarter and nine months ended September 30, 2005, respectively, which have been recorded as an expense in the accompanying consolidated statement of operations. See discussion of the Participation Interest below.
Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company reimburses the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. As of September 30, 2005 and December 31, 2004 the Advisor had advanced to or paid on behalf of the Company approximately $2.3 million and $977,000, respectively, to fund certain costs incurred by the Company. During the quarter ended September 30, 2005, the Advisor forgave amounts due from the Company totaling approximately $1.7 million related to amounts previously advanced to the Company to cover certain general and administrative expenses. This transaction is included in forgiveness of related party payable in the accompanying statements of operations for the quarter and nine months ended September 30, 2005. The remaining balance due to the Advisor of approximately $612,000, net of repayments of approximately $375,000 for the quarter and nine months ended September 30, 2005, is included in due to affiliates in the accompanying unaudited consolidated balance sheet. Management expects that these amounts will be repaid out of future operating cash flow.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(UNAUDITED)
Reimbursement to the Company — The Advisor must reimburse the Company quarterly for any amounts by which operating expenses exceed, in any four consecutive fiscal quarters, the greater of (i) 2.0% of the Company’s average invested assets, which consists of the average book value of its real estate properties, both equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, or (ii) 25.0% of its net income (as defined by the Company's Amended and Restated Articles of Incorporation), excluding the gain on sale of any of the Company’s assets, unless Hines REIT’s independent directors determine that such excess was justified. Operating expenses generally include all expenses paid or incurred by the Company as determined by generally accepted accounting principles, except certain expenses identified in Hines REIT’s Amended and Restated Articles of Incorporation.
Dealer Manager Agreement
The Company has retained HRES, an affiliate of the Advisor, to serve as the dealer manager for the Offering. Pursuant to the dealer manager agreement the Company has entered into with HRES, the Company pays HRES selling commissions in an amount of up to 6.0% of the gross proceeds of the common shares sold pursuant to the Offering (up to 4.0% for common shares issued pursuant to the dividend reinvestment plan), all of which is reallowed to participating broker-dealers, plus a dealer manager fee in the amount of 2.2% of the gross proceeds of the common shares sold pursuant to the Offering, a portion of which may be reallowed to selected participating broker-dealers. No dealer manger fee is paid with respect to the common shares sold pursuant to Hines REIT’s dividend reinvestment plan. Additionally, the Company or the Advisor may reimburse HRES for certain employee compensation and other expenses relating to the Offering, including but not limited to reimbursement of up to 0.5% of gross proceeds for bona fide due diligence expenses incurred by HRES. Selling commissions of approximately $2.9 million and dealer manager fees of approximately $1.4 million were earned by HRES for the quarter ended September 30, 2005, which have been offset against additional paid-in capital in the accompanying consolidated statement of shareholders’ equity (deficit). Selling commissions of approximately $7.1 million and dealer manager fees of approximately $3.1 million were earned by HRES for the nine months ended September 30, 2005, which have been offset against additional paid-in capital in the accompanying consolidated statement of shareholders’ equity (deficit).
Property Management and Leasing Agreements
The Company has entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which it directly invests. As compensation for its services, Hines receives the following:
•	A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. Hines earned property management fees of approximately $57,000 and $59,000 for the quarter and nine months ended September 30, 2005, respectively. These amounts, net of payments, resulted in a liability of approximately $11,000 as of September 30, 2005, which has been included in the accompanying consolidated balance sheets.

•	A leasing fee of 1.5% of gross revenues payable over the term of each executed lease including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. Hines earned no leasing, construction management or redevelopment fees during the quarter and nine months ended September 30, 2005.

•	The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’s duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses will be limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. The Company incurred reimbursable expenses of approximately $171,000 and $173,000 for the quarter and nine months ended September 30, 2005, respectively. These amounts, net of payments, resulted in a liability of approximately $58,000 as of September 30, 2005, which has been included in the accompanying consolidated balance sheets.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(UNAUDITED)
The Participation Interest
Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.27% and 1.38% as of September 30, 2005 and December 31, 2004, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.
As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled approximately $2.1 million and $409,000 as of September 30, 2005 and December 31, 2004, respectively, and is included in participation interest liability in the accompanying consolidated balance sheets. The related expense for asset management and acquisition fees of approximately $593,000 and $1.7 million for the quarter and nine months ended September 30, 2005, respectively, is included in asset management and acquisition fees in the accompanying consolidated statements of operations.
Acquisition of Interests in the Core Fund
During the quarter and nine months ended September 30, 2005, the Company acquired interests in the Core Fund from affiliates of Hines totaling approximately $18.3 million and $81.5 million, respectively. The Company acquired these interests at the same price at which the affiliates originally acquired the interests (in the form of limited partnership interests). See further discussion of the Company’s investment in the Core Fund in Note 3.
7. Subsequent Events
Entry into a Material Definitive Agreement
On October 12, 2005, the Company entered into a contract (the “Agreement”) with an unaffiliated third party giving it the right, but not the obligation, to acquire a group of properties located in the Miami Airport submarket of Miami, Florida. The aggregate purchase price for the property is expected to be approximately $157.1 million, exclusive of transaction costs, financing fees and working capital reserves. The Company anticipates that the acquisition will be funded with net proceeds from the Offering, proceeds from borrowings under the Credit Facility and the assumption of an existing first mortgage loan.
The Agreement provides for a 20-day due diligence period, which commenced on October 12, 2005, during which substantial due diligence is being conducted. This period has been extended through November 15, 2005 due to weather conditions in the Miami area. The Company has the right to terminate the Agreement by written notice and without penalty for any reason or no reason at all during this due diligence period. In addition, the closing of the acquisition is subject to a number of conditions and if any of such conditions is not fulfilled by the seller of the property or waived by the Company during the due diligence period, then the Company may terminate the Agreement without penalty. If the Company elects not to close on the property after the due diligence period, it will forfeit the earnest money deposits made.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(UNAUDITED)
Acquisition of 1515 S Street
On November 2, 2005, the Company acquired an office property located at 1515 S Street in Sacramento, California (“1515 S Street”) from a seller unaffiliated with the Company and its affiliates. 1515 S Street consists of two five-story buildings and an eight-story parking garage constructed in 1987. The buildings have an aggregate of 349,000 square feet of rentable area and are 100% leased. The State of California leases an aggregate of 340,169 square feet, or 97% of the building’s rentable area.
The aggregate purchase price for 1515 S Street was approximately $66.6 million, exclusive of transaction costs, financing fees and working capital reserves. The Company funded the acquisition with net proceeds from the Offering and borrowings of approximately $66.0 million under the Credit Facility.
Capital Commitment to the Core Fund
On November 11, 2005, the Company’s board of directors approved an additional $100 million capital commitment to the Core Fund. Pursuant to this commitment, management expects the Company will make a capital contribution to the Core Fund of approximately $18.3 million on December 1, 2005. Thereafter, the Company will participate in capital calls issued by the Core Fund until its capital commitment is fully funded. The Company expects to use proceeds received from its public offering and/or funds available under the Credit Facility to make capital contributions related to this capital commitment.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Explanatory Note
As of September 30, 2004, we had not yet commenced real estate operations. Therefore, we do not have meaningful active operations to discuss for the quarter ended September 30, 2004. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:
•	Our ability to invest offering and dividend reinvestment plan proceeds to acquire properties or other investments in a timely manner and at appropriate amounts that provide acceptable returns;

•	The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property operating expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Risks associated with debt;

•	Competition for tenants and real estate investment opportunities, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

•	Risks associated with adverse changes in general economic or local market conditions, including terrorist attacks and other acts of violence, may affect the markets in which we and our tenants operate;

•	Our ability to secure adequate insurance at reasonable and appropriate rates against catastrophic events, such as earthquakes and terrorist attacks;

•	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

•	Risks relating to our investment in Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”), such as its reliance on Hines for its operations and investments, and our potential liability for Core Fund obligations;

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
•	The lack of liquidity associated with our assets;

•	Our reliance on Hines Advisors Limited Partnership (our “Advisor”), Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high quality personnel who can provide acceptable service levels to us;

•	Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities; and

•	Our ability to continue to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
These risks are more fully discussed in, and all forward-looking statements should be read in light of all of the factors identified in, the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-108780) filed with the Securities and Exchange Commission (the “SEC”), as the same has been and may be amended and supplemented from time to time (the “Registration Statement”). You are cautioned not to place undue reliance on any forward-looking statements included in this Form 10-Q. All forward-looking statements are made as of the date of this Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this Form 10-Q may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-Q will be achieved. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. Each forward-looking statement speaks only as of the date of the particular statement, and we do not undertake to update any forward-looking statement.
Overview
We were formed by our sponsor, Hines, for the purpose of engaging in the business of investing in and owning interests in real estate. As of September 30, 2005, we have invested in office properties located in the United States. We intend to make real estate investments that will satisfy our primary investment objectives of preserving invested capital, paying regular cash dividends and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly-owned by the Operating Partnership or indirectly by owning interests in entities not wholly-owned by the Operating Partnership such as the Core Fund. We intend to invest the proceeds raised in our public offering and any potential follow-on offerings primarily in office properties located in central business districts or suburban markets of major metropolitan cities. In addition, we may make other real estate investments including, but not limited to, properties outside of the United States, non-office properties, mortgage loans and ground leases. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties which will be diversified by location, lease expirations and tenant industries.
In order to provide capital for these investments, we are selling our common shares through our public offering. We intend to continue raising significant amounts of capital through our current offering and follow-on offerings, as well as through the utilization of debt financings.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
As of September 30, 2005, we owned direct and indirect interests in the following office properties:

				Ownership by
		Leasable		the
Property	Location	Square Feet	% Leased	Company(1)(2)
1900 and 2000 Alameda de las Pulgas	San Mateo, California	253,377	84%	100.00%
Citymark	Dallas, Texas	218,943	100%	100.00%
425 Lexington Avenue	New York City, New York	699,048	100%	10.07%
499 Park Avenue	New York City, New York	280,919	100%	10.07%
600 Lexington Avenue	New York City, New York	280,634	95%	10.07%
1200 19th Street	Washington D.C.	236,436	100%	10.07%
One Shell Plaza	Houston, Texas	1,225,786	96%	11.37%
Two Shell Plaza	Houston, Texas	564,843	92%	11.37%
The KPMG Building	San Francisco, California	379,330	88%	22.74%
101 Second Street	San Francisco, California	387,866	94%	22.74%
Three First National Plaza	Chicago, Illinois	1,439,367	87%	18.19%
525 B Street	San Diego, California	423,546	98%	22.74%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. As of September 30, 2005, we owned a 92.58% interest in the Operating Partnership and were its sole general partner. Affiliates of Hines owned the remaining 7.42% interest in the Operating Partnership. We own interests in all of the properties other than the Dallas and San Mateo buildings as a result of our interest in the Core Fund, in which we owned a 24.80% non-managing general partner interest as of September 30, 2005. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 90.1%.
(2)	Real estate investments which are owned 100% by the Company which are referred to as “direct investments.”
In addition, on November 2, 2005, we acquired a property located in Sacramento, California. We have also entered into a contract giving us the right, but not the obligation, to acquire a group of properties located in Miami, Florida. See “Note 7 — Subsequent Events” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Our management believes that significant capital will continue to flow into the commercial real estate market, which results in a competitive environment for the acquisition of assets. Our Advisor, through an agreement with Hines, provides us access to a fully integrated real estate organization with approximately 2,900 employees located in 63 cities in the U.S. and in 13 other countries. Our Advisor is an affiliate of Hines. We believe Hines’ having real estate professionals living and working in the major markets in which we seek to invest, including foreign markets, allows us better access to investment opportunities due to the local market knowledge and relationships with local owners, tenants and brokers. The ability of our Advisor to identify and execute investment opportunities at a pace consistent with the capital raised through our offering will directly impact our financial performance and ability to pay and maintain the current level of our dividends.
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
Basis of Presentation
Our consolidated financial statements included in this quarterly report include the accounts of Hines Real Estate Investment Trust, Inc. (“Hines REIT” and together with its consolidated subsidiaries, the “Company”), our subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries as well as the related amounts of minority interest. All intercompany balances and transactions have been eliminated in consolidation.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
Investments in real estate partnerships where we have the ability to exercise significant influence, but do not exercise financial and operating control, are accounted for using the equity method. As such, we have accounted for our investment in the Core Fund using the equity method of accounting for investments.
The interim unaudited financial information included elsewhere in this Form 10-Q has been prepared according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, please refer to the financial statements and footnotes for the year ended December 31, 2004 included in our Annual Report on Form 10-K. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP our financial position as of September 30, 2005, the results of operations for the quarters and nine month periods ended September 30, 2005 and 2004, and the cash flows for the nine month periods ended September 30, 2005 and 2004 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
Revenue Recognition
For financial reporting purposes, we recognize rental revenue on a straight-line basis over the life of the lease. Straight-line rent receivable, which is included in the unaudited consolidated financial statements as of September 30, 2005, consists of the difference between the tenants’ rent calculated on a straight-line basis from the date of acquisition over the remaining term of the related leases and the tenants’ actual rent due under the lease agreement. Revenues relating to lease termination fees are recognized at the time that the tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.
Investment Property
Real estate assets we purchase directly are stated at cost less accumulated depreciation, which, in the opinion of management, does not exceed the individual property’s fair value, including estimated proceeds from disposition. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements where the betterment extends the useful life of the assets are capitalized. Maintenance and repair items are expensed as incurred.
Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to its estimated fair values to reflect impairment in the value of the asset. At September 30, 2005, management believes no such impairment has occurred.
Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.
The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to such occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.
Acquired above-and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
remaining non-cancelable terms of the leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to rental revenue.
Organizational and Offering Costs
Certain of our organizational and offering costs have been paid by the Advisor on our behalf. Pursuant to the Advisory Agreement, we are obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred or 3.0% of the gross proceeds raised from the sale of our common shares in our initial public offering pursuant to which we are offering a maximum of 220,000,000 common shares for sale to the public (the “Offering”). In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.0% of the gross proceeds from the Offering. Amounts of organizational and offering costs recorded in our financial statements in prior periods were based on estimates of gross offering proceeds to be raised in the future through the end of the offering period. Such estimates were based on highly subjective factors including the number of retail broker-dealers signing selling agreements with our dealer manager, Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”), anticipated market share penetration in the retail broker-dealer network, and the Dealer Manager’s best estimate of the baseline growth rate in sales. Based on actual gross offering proceeds raised to date and management’s current estimate of future sales of our common shares through the end of the Offering, management expects that we will not be obligated to reimburse the Advisor for approximately $11.6 million of organizational and offering costs which we recorded prior to March 31, 2005. Such accruals have been reversed in our unaudited consolidated financial statements as of September 30, 2005.
Financial Condition, Liquidity and Capital Resources
We currently have four primary sources of capital and funding for purposes of making real estate investments, paying offering costs and expenses associated with operations and paying dividends:
•	proceeds from our current and potential follow-on offerings, as well as our dividend reinvestment plan;

•	proceeds from debt financings, including secured or unsecured facilities;

•	cash flow generated by our real estate investments and operations; and

•	advances from affiliates.
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
During the quarter ended September 30, 2005, we sold 6,909,621 shares of our common stock for aggregate gross proceeds of approximately $67.9 million, including approximately $626,000 of gross proceeds relating to 65,897 shares issued under our dividend reinvestment plan. During the nine months ended September 30, 2005, we issued 14,582,680 shares of our common stock for aggregate gross proceeds of approximately $144.2 million, including approximately $959,000 of gross proceeds relating to 100,984 shares issued under our dividend reinvestment plan. After payment of sales commissions, dealer manager fees and

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
reimbursements of organizational and offering costs to our Advisor, we had raised net proceeds of approximately $149.2 million from our current offering through September 30, 2005, which was available to make real estate investments. As of November 9, 2005, we had sold 19,471,504 shares of our common stock for aggregate gross proceeds of approximately $192.7 million.
Debt financings
On June 28, 2005, we entered into a term loan agreement with KeyBank National Association in the principal amount of $60.0 million (the “Term Loan”), which was used to pay the purchase price of 1900 and 2000 Alameda de las Pulgas. The term loan agreement was amended in August 2005 to increase the principal amount to $75.0 million in connection with the acquisition of 3100 McKinnon Street in Dallas, Texas (“Citymark”).
On September 9, 2005, we entered into a credit agreement with KeyBank, as administrative agent for itself and the other lenders named in the credit agreement (collectively, the “Lenders”), to establish a revolving credit facility (the “Credit Facility”) with maximum aggregate borrowing capacity of $140.0 million. We established the Credit Facility for the purposes of repaying in full amounts owed under the Term Loan, providing a source of funds for future real estate investments and funding general working capital needs.
The credit agreement has a maturity date of September 8, 2008, which is subject to extension at our election for two successive periods of one year each, subject to specified conditions. The credit agreement provides that we may increase the amount of the facility to $250.0 million upon written notice within 18 months of the date of the agreement, subject to KeyBank’s ability to syndicate the incremental amount to the Lenders or other lenders. The credit agreement allows for borrowing at a variable rate or a LIBOR-based rate plus a spread ranging from 150 to 250 basis points, based on a prescribed leverage ratio calculated for us, which ratio under the credit agreement takes into account our effective ownership interest in the debt and certain allowable assets of entities in which we directly and indirectly invest. The weighted-average rate on outstanding loans under the Credit Facility was 5.78% as of September 30, 2005. The credit agreement provides that it shall be an event of default under the agreement if the Advisor ceases to be controlled by Hines or if Hines ceases to be majority-owned and controlled, directly or indirectly, by Jeffrey C. Hines, Chairman of the Board of Hines REIT, or certain members of his family. The credit agreement also contains other customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of specified financial ratios.
Through September 30, 2005, we had made borrowings totaling $56.3 million under the Credit Facility and made principal payments totaling $9.0 million on amounts outstanding. The remaining principal amount due under this obligation as of September 30, 2005 was $47.3 million. From October 1, 2005 through the date of this filing, we made borrowings totaling $66.0 million under the Credit Facility and made principal payments totaling $24.0 million, and the remaining principal amount due under this obligation was $89.3 million as of the date of this filing.
Outstanding loans under the Credit Facility are secured by a pledge of our direct equity interests in any entity we invest in that directly or indirectly holds real property assets, including our interest in the Core Fund, subject to certain limitations and exceptions. We have entered into a subordination agreement with Hines and the Advisor which provides that the respective rights of Hines and the Advisor to be reimbursed by us for organizational and offering and other expenses are subordinate to our obligations under the credit agreement.
Subject to market conditions and other factors our board of directors may consider, we expect that once the net proceeds of our current public offering are fully invested, our debt financing will be in the range of approximately 40-60% of the aggregate value of our real estate investments. As of September 30, 2005, our debt financing was approximately 55% of the aggregate value of our real estate investments (including our pro rata share of the Core Fund’s real estate assets and related debt). Additionally, the amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
Cash flow from real estate investments and operations
Our direct and indirect investments in real estate assets generate cash flow from receipt of rental revenues from tenants reduced by operating expenses incurred at the property level, debt service payments and capital expenditures. Operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees and property taxes. During the quarter and nine months ended September 30, 2005:
•	We earned distributions of approximately $2.5 million and $5.0 million, respectively, related to our investment in the Core Fund, and

•	We earned distributions of approximately $1.0 million related to properties we own directly.
Advances from affiliates
Certain costs and expenses associated with our organization and public offering have been paid by our Advisor on our behalf. Pursuant to the Advisory Agreement, we are obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred or 3.0% of the gross proceeds raised from our public offering. See “ — Uses of Funds — Payment of offering costs and other expenses” below for a discussion of these advances and our repayment of the same.
Our Advisor has also advanced funds to us to allow us to pay certain of our corporate-level operating expenses. As of September 30, 2005, we owed our Advisor approximately $612,000 as a result of such advances. See the discussion below regarding our Advisor’s forgiveness of related party payable. To the extent that our operating expenses in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of Net Income (as defined in our Articles of Incorporation), our Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold.
Uses of Funds
Real estate investments
On November 23, 2004, we commenced our real estate operations and acquired an initial interest in the Core Fund. From that date through December 31, 2004, we invested a total of approximately $28.4 million in the Core Fund. During the quarter and nine months ended September 30, 2005, we acquired additional interests of approximately $18.3 million and $81.5 million, respectively, of interests in the Core Fund from affiliates of Hines. We used net proceeds from our public offering to acquire these additional interests. We owned an approximate 24.80% non-managing general partner interest in the Core Fund as of September 30, 2005.
On June 28, 2005, we acquired 1900 and 2000 Alameda de las Pulgas in San Mateo, California for approximately $59.8 million, including transaction costs. The buildings have an aggregate of 253,377 square feet of rentable area and were approximately 84% leased as of September 30, 2005.
On August 24, 2005, we acquired Citymark, which is located at 3100 McKinnon Street in Dallas, Texas. The aggregate purchase price of Citymark was approximately $27.9 million, including transaction costs. Citymark is an 11-story office building constructed in 1987. The building has an aggregate of 218,943 square feet of rentable area and was approximately 100% leased as of September 30, 2005.
We financed the above acquisitions primarily with funds from the Term Loan, which was subsequently replaced by the Credit Facility, as described above. Through September 30, 2005, we had made borrowings of $56.3 million and principal payments totaling $9.0 million under the Credit Facility, and the outstanding principal amount due under this obligation was $47.3 million. From October 1 through the date of this filing, we had made additional borrowings of $66.0 million and principal payments totaling $24.0 million under the Credit Facility, and the remaining principal amount due under this obligation was $89.3 million. We have used net proceeds received from our public offering to make principal payments under the Credit Facility.
On November 11, 2005, our board of directors approved an additional $100 million capital commitment to the Core Fund. Pursuant to this commitment, our management expects that we will make a capital contribution to the Core Fund of approximately $18.3 million on December 1, 2005. Thereafter, we will participate in capital calls issued by the Core Fund until our capital commitment is fully funded. We expect to use proceeds received from our public offering and/or funds available under our Credit Facility to make capital contributions related to this capital commitment.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
Payment of offering and other costs and expenses
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, our Dealer Manager, Hines and their affiliates for services rendered during the various phases of our organization and operation. During the organizational and offering stage, these payments include payments to the Dealer Manager for selling commissions and dealer manager fees and payments to the Advisor for reimbursement of organization and offering costs. For the quarter and nine months ended September 30, 2005, we incurred selling commissions of approximately $2.9 million and $7.1 million, respectively. For the quarter and nine months ended September 30, 2005, we incurred dealer manager fees of approximately $1.4 million and $3.1 million, respectively.
Our Advisor and its affiliates incurred approximately $3.0 million and $8.7 million of organizational and offering costs on our behalf during the quarter and nine months ended September 30, 2005, respectively. These costs, in addition to approximately $24.0 million of organization and offering costs incurred by our Advisor and its affiliates on our behalf during 2003 and 2004, are reimbursable by us to our Advisor in an amount up to 3% of gross offering proceeds raised in our public offering. Through September 30, 2005, we paid approximately $4.5 million to our Advisor for organizational and offering costs.
As set forth above, our obligation to reimburse the Advisor for organizational and offering costs is limited to 3% of the amount of gross offering proceeds raised from the offering. Amounts of organizational and offering costs recorded in our financial statements in prior periods were based on estimates of gross offering proceeds to be raised in the future through the end of the offering period. Such estimates were based on highly subjective factors such as the number of retail broker-dealers signing selling agreements with our Dealer Manager, anticipated market share penetration in the retail broker-dealer network, and the Dealer Manager’s estimate of the baseline growth rate in sales. Based on actual gross offering proceeds raised to date and management’s current estimate of future sales of our common shares through the end of our current offering, management expects that we will not be obligated to reimburse the Advisor for approximately $11.6 million of organizational and offering costs which were recorded by us prior to March 31, 2005. Such accruals have been reversed in our unaudited consolidated financial statements as of September 30, 2005.
During the acquisition and operational stages, certain services related to management of our investments and operations are provided to us by our Advisor and Hines pursuant to various agreements we have entered into with these entities. Pursuant to those agreements, we will make various payments to our Advisor and/or Hines, including acquisition fees, asset management fees, property management fees, leasing fees, and payments for reimbursements of certain costs incurred by our Advisor and Hines in providing related services to the Company. We incurred cash asset management fees and cash acquisition fees payable to our Advisor of approximately $255,000 and $338,000, respectively for the quarter ended September 30, 2005. For the nine months ended September 30, 2005, we incurred cash asset management and acquisition fees (excluding amounts related to the Participation Interest) payable to our Advisor of approximately $490,000 and $1.2 million, respectively. For a description of the Participation Interest, see “Note 6 –– Related Party Transactions –– The Participation Interest” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Our Advisor and its affiliates have advanced or paid on our behalf certain expenses incurred in connection with our administration and ongoing operations. During the quarter ended September 30, 2005, the Advisor forgave approximately $1.7 million of the amounts we owed as a result of advances to us to cover certain general and administrative expenses. As of September 30, 2005 and December 31, 2004, approximately $612,000 and $977,000, respectively, was payable to our Advisor related to such expenses.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
Property Management and Leasing Agreements
We have entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which we directly invest. As compensation for its services, Hines receives the following:
•	A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. Hines earned property management fees of approximately $57,000 and $59,000 for the quarter and nine months ended September 30, 2005, respectively.

•	A leasing fee of 1.5% of gross revenues payable over the term of each executed lease including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. Hines has earned no leasing, construction management or redevelopment fees during the quarter and nine months ended September 30, 2005.

•	We generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’s duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses is limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. We incurred reimbursable expenses of approximately $171,000 and $173,000 for the quarter and nine months ended September 30, 2005, respectively.
Dividends
On April 15, 2005, we paid dividends for the months of January, February and March totaling approximately $535,000. On July 15, we paid dividends for the months of April, May and June totaling approximately $1.1 million. Our board of directors declared dividends for the months of July, August and September totaling approximately $2.0 million, which were aggregated and paid on October 14, 2005. These amounts are equal to $0.00164384 per share per day. This amount, if paid each day over a 365-day period, would equal $0.60 per share or a 6.0% annualized rate based on a share price of $10.00. In addition, on September 29, 2005 and October 31, 2005, our board of directors declared dividends for the months of October and November, respectively, in the same per-share amount described above, to be aggregated and paid in cash in January 2006.
For the nine months ended September 30, 2005, we earned distributions from our real estate investments of approximately $6.0 million. During this period, we also incurred cash asset management fees of approximately $490,000, which have been paid to our Advisor, and interest expense totaling approximately $852,000, resulting in net cash flow available to pay dividends and distributions of approximately $4.7 million. During this same period, we declared dividends to shareholders of approximately $3.6 million (as described above) and distributions to minority interest holders in the Operating Partnership of approximately $550,000.
The dividends declared for January through November 2005 were set by our board of directors at a level we believe to be appropriate based upon an evaluation of our assets, projected levels of cash flow, additional capital and debt anticipated to be raised or incurred and invested in the future and our projected results of operations. To fund dividends paid to date, we utilized distributions we received from our real estate investments. However, after payments of such dividends, interest expense and asset management fees paid or payable to our Advisor, funds remaining were not sufficient to pay all of our general and administrative expenses. During the nine months ended September 30, 2005, our Advisor funded approximately $1.7 million for the payment of our general and administrative expenses and received reimbursements totaling $375,000. These amounts, combined with advances from prior periods of approximately $977,000 and the Advisor’s forgiveness during the quarter ended September 30, 2005 of approximately $1.7 million of general and administrative expenses resulted in an amount due to the Advisor as of September 30, 2005 of approximately $612,000. We are obligated to pay this amount to the Advisor in the future, and the payment of this liability may impact our ability to pay future dividends. Our Advisor is not obligated to either advance funds for the payment of our general and administrative expenses or defer reimbursements of such advances in future periods. Our Advisor’s refusal to continue advancing funds for the payment of our general and administrative expenses and/or deferring reimbursements of such advances could have an adverse impact on our ability to pay dividends in future periods.
To the extent our dividends exceed our earnings and profits, a portion of these dividends will constitute a return of capital for federal income tax purposes. We expect a portion of these dividends will constitute a return of capital for federal income tax purposes.
Results of Operations
As of September 30, 2005 we owned two office properties directly as well as an indirect interest in 10 additional office properties as a result of our interest in the Core Fund.
Direct Investments
We acquired our first directly owned property on June 28, 2005 and our second on August 24, 2005. Therefore, this quarter is the first quarter in which our results of operations include the results of operations of properties owned directly by us. We had rental income and tenant reimbursements of approximately $2.1 million for the quarter and nine months ended September 30,

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
2005. Property-level expenses and property management fees totaled approximately $1.0 million and $1.1 million during the quarter and nine months ended September 30, 2005, respectively. We expect rental income and tenant reimbursements, as well as property-level expenses and property management fees, to increase as we acquire additional properties as well as operate our current properties for full reporting periods. Depreciation and amortization expense totaled approximately $1.3 million for the quarter and nine months ended September 30, 2005. In connection with the acquisition of these direct investments, we incurred borrowings under the Term Loan, which was replaced by the Credit Facility during the quarter ended September 30, 2005 (See “Sources of Funds — Debt Financings” for more information).
Our Interest in the Core Fund
As of September 30, 2005, we had invested a total of approximately $109.9 million and owned a 24.80% non-managing general partner interest in the Core Fund. Our equity in losses related to our investment in the Core Fund for the quarter ended September 30, 2005 was approximately $76,000. For the quarter ended September 30, 2005, the Core Fund had a net loss of approximately $162,000 on revenues of approximately $53.4 million. The Core Fund’s net loss for the quarter ended September 30, 2005 included approximately $14.9 million of non-cash depreciation and amortization expenses. We expect revenues and expenses for the Core Fund to increase in the future as a result of the impact of any future acquisitions. The distribution we received from the Core Fund during the quarter ended September 30, 2005 was approximately $1.6 million.
Our equity in losses related to our investment in the Core Fund for the nine months ended September 30, 2005 was approximately $60,000. For the nine months ended September 30, 2005, the Core Fund had a net loss of approximately $159,000 on revenues of approximately $146.9 million. The Core Fund’s net loss for the nine months ended September 30, 2005 included approximately $41.0 million of non-cash depreciation and amortization expenses. We expect the Core Fund will continue to raise capital and acquire additional real estate investments, further diversifying its portfolio. The distribution we received from the Core Fund during the nine months ended September 30, 2005 was approximately $2.8 million.
Asset Management and Acquisition Fees
Asset management fees for the quarter and nine months ended September 30, 2005 totaled approximately $510,000 and $980,000, respectively, and acquisition fees for the quarter and nine months ended September 30, 2005 totaled approximately $676,000 and $2.5 million, respectively, which amounts include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the profits interest that an affiliate of Hines holds in the Operating Partnership (the “Participation Interest”). See Note 6 — “Related Party Transactions — The Participation Interest” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a description of the Participation Interest. Asset management fees were calculated based on the net equity capital we had invested in the real estate investments. Acquisition fees were computed based on the indirect interest we acquired in the gross asset value of the Core Fund’s real estate investments as well as the 1900 and 2000 Alameda de las Pulgas and Citymark acquisitions.
General and Administrative Expenses
General and administrative expenses for the quarter and nine months ended September 30, 2005 totaled approximately $355,000 and $1.7 million, respectively. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. During the quarter ended September 30, 2005, our Advisor forgave approximately $1.7 million of amounts previously advanced to us to cover certain general and administrative expenses. After this forgiveness and as of September 30, 2005 and December 31, 2004, approximately $612,000 and $977,000, respectively, was payable to our Advisor for reimbursement of certain expenses incurred in connection with our administration and ongoing operations.
(Income) Loss Allocated to Minority Interests
We allocated income of approximately $454,000 and losses of approximately $518,000 to minority interests for the quarter and nine months ended September 30, 2005, respectively, relating to the interests that affiliates of Hines own in the Operating Partnership.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
Subsequent Events
Entry into a Material Definitive Agreement
On October 12, 2005, we entered into a contract (the “Agreement”) with an unaffiliated third party giving us the right, but not the obligation, to acquire a group of properties located in the Miami Airport submarket of Miami, Florida. The aggregate purchase price for the property is expected to be approximately $157.1 million, exclusive of transaction costs, financing fees and working capital reserves. We anticipate that the acquisition will be funded with net proceeds from our public offering, proceeds from borrowings under our Credit Facility and the assumption of an existing first mortgage loan.
The Agreement provides for a 20-day due diligence period, which commenced on October 12, 2005, during which substantial due diligence is being conducted. This period has been extended through November 15, 2005 due to weather conditions in the Miami area. We have the right to terminate the Agreement by written notice and without penalty for any reason or no reason at all during this due diligence period. In addition, the closing of the acquisition is subject to a number of conditions and if any of such conditions is not fulfilled by the seller of the property or waived by us during the due diligence period, then we may terminate the Agreement without penalty. If we elect not to close on the property after the due diligence period, we will forfeit the earnest money deposits made.
Acquisition of 1515 S Street
On November 2, 2005, we acquired a five-story office property located at 1515 S Street in Sacramento, California (“1515 S Street”) from a seller who is unaffiliated with us and our affiliates. 1515 S Street consists of two five-story buildings and an eight-story parking garage constructed in 1987. The buildings have an aggregate of 349,000 square feet of rentable area and are 100% leased. The State of California leases an aggregate of 340,169 square feet, or 97% of the buildings’ rentable area.
The aggregate purchase price for 1515 S Street was approximately $66.6 million, exclusive of transaction costs, financing fees and working capital reserves. We funded the acquisition with net proceeds from our public offering and borrowings of approximately $66.0 million under our Credit Facility.
Capital Commitment to the Core Fund
On November 11, 2005, our board of directors approved an additional $100 million capital commitment to the Core Fund. Pursuant to this commitment, our management expects that we will make a capital contribution to the Core Fund of approximately $18.3 million on December 1, 2005. Thereafter, we will participate in capital calls issued by the Core Fund until our capital commitment is fully funded. We expect to use proceeds received from our public offering and/or funds available under our Credit Facility to make capital contributions related to this capital commitment.

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
As of September 30, 2005, we had $47.3 million of outstanding under the revolving Credit Facility, all of which was subject to a variable interest rate. The loan agreement allows for borrowing at a variable rate or a LIBOR-based rate plus a spread ranging from 150 to 250 basis points based on a prescribed leverage ratio. The weighted average rate was 5.78% as of September 30, 2005. This debt was put in place on September 9, 2005 and matures on September 8, 2008. An increase in the variable interest rate on this facility constitutes a market risk, as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders. As of September 30, 2005, a 100-basis point change in interest rates would result in a change in interest expense of approximately $1.4 million over the remaining term of the debt.
In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in (i) local and regional economic conditions, (ii) real estate capital markets, (iii) real estate market fundamentals and (iv) the creditworthiness of lessees.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 6, 2005, we issued 1,000 restricted common shares to each of our three independent directors pursuant our Employee and Director Incentive Share Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Each of these restricted share grants vests when the respective independent director completes his current term. During the quarter ended September 30, 2005, we repurchased 950 shares at $9.00 per share. Except as noted above, we did not sell any equity securities that were not registered under the Securities Act of 1933 and we did not repurchase any of our securities during the quarter ended September 30, 2005.
We filed a registration statement (File No. 333-108780) with the Securities and Exchange Commission in connection with our public offering of common shares. The registration statement was declared effective under the Securities Act of 1933 on June 18, 2004. Our public offering commenced on that date and is ongoing. Hines Real Estate Securities, Inc. is the dealer manager of our offering and is an affiliate of the Chairman of our Board of Directors, Jeffrey C. Hines. The registration statement covers 200 million shares of common stock in a primary offering at an aggregate price of up to $2 billion and an additional 20 million shares under our dividend reinvestment plan at an aggregate price of $190 million.
Through September 30, 2005, we had sold approximately 16.7 million of our common shares for gross offering proceeds of approximately $164.8 million. This amount includes 100,984 shares sold pursuant to our Dividend Reinvestment Plan for gross proceeds of approximately $959,000. From the effective date of our public offering through September 30, 2005, we have incurred the following expenses in connection with the issuance and distribution of the registered securities (actual rather than estimated expenses):

Type of Expense	Amount
Underwriting discounts and commissions	$7,901,482

Finders’ fees	––

Expenses paid to or for underwriters	––

Other expenses paid to affiliates	7,622,743

Other expenses paid to non-affiliates	––

Total expenses	$15,524,225

The net offering proceeds to us through September 30, 2005 after deducting the total expenses paid as described above, are approximately $149.2 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all of the commissions to soliciting dealers. With the net offering proceeds, we acquired approximately $140.3 million in real estate investments and related assets, paid approximately $1.6 million in acquisition fees and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statement of cash flows included in Part I — Item 1 of this report and incorporated herein by reference. Cumulatively, we have used the net offering proceeds as follows (actual rather than estimated uses):

Type of Expense	Amount
Construction of plant, building and facilities	$––

Purchase of real estate interests	107,179,175

Acquisition of other businesses	––

Repayment of indebtedness	34,700,000	(1)

Working capital (as of September 30, 2005)	7,358,048

Temporary investments	––

Other uses	––

Total uses	$149,227,223

(1)	These were principal payments made on our Term Loan and Credit Facility which were put in place to provide bridge equity for the purpose of acquiring our real estate investments.
As of November 9, 2005, we have sold approximately 19.5 million shares at an aggregate offering price of $192.7 million.
Item 6. Exhibits.
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES REAL ESTATE INVESTMENT TRUST, INC.
November 14, 2005	By:	/s/ Charles M. Baughn
Charles M. Baughn
Chief Executive Officer

November 14, 2005	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the registrant’s Registration Statement on Form S-11, File No. 333-108780, on May 25, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-11, File No. 333-108780, on May 4, 2004 and incorporated herein by reference).

10.1	Purchase and Sale Agreement, dated as of July 25, 2005, by and among Hines US Core LLC, as seller, Hines REIT Properties, L.P., as buyer, and acknowledged by Hines U.S. Core Office Capital LLC, the managing general partner of Hines-Sumisei U.S. Core Office, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated July 25, 2005 and incorporated herein by reference).

10.2*	Agreement of Sale and Purchase dated as of August 9, 2005 between Centex Office Citymark I, L.P. and Hines REIT Properties, L.P.

10.3*	Agreement for Purchase of Office Building dated effective as of August 12, 2005, between Hines REIT Properties, L.P. and JB Management L.P., as amended.

10.4*	First Amendment to Term Loan Agreement dated August 23, 2005 between Hines REIT Properties, L.P. and KeyBank National Association, in its capacity as administrative agent, and the other lenders from time to time parties to that certain Credit Agreement dated September 9, 2005.

10.5*	Revolving Line of Credit Agreement dated September 9, 2005, by and between Hines REIT Properties, L.P., and KeyBank National Association, in its capacity as administrative agent, and the other lenders from time to time parties to that certain Credit Agreement dated September 9, 2005.

10.6*	Unconditional Guaranty of Payment and Performance of Hines Real Estate Investment Trust, Inc. in favor of KeyBank National Association, in its capacity as administrative agent, and the other lenders from time to time parties to that certain Credit Agreement dated September 9, 2005.

10.7*	Subordination Agreement, dated September 9, 2005, among Hines REIT Properties, L.P., Hines Advisors Limited Partnership, Hines Interests Limited Partnership and KeyBank National Association.

10.8*	Ownership Interests Pledge and Security Agreement of Hines REIT Properties, L.P. dated September 9, 2005.

10.9*	Agreement of Sale dated October 12, 2005 by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Hines REIT Properties, L.P., as amended.

10.10*	Letter Agreement dated November 9, 2005 among Hines-Sumisei U.S. Core Office Fund, L.P., Hines US Core Office Capital LLC and Hines REIT Properties, L.P.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith