Form 10-K
period 2005-12-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2006-03-29
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50805

HINES REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	20-0138854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5000
Houston, Texas	77056-6118
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (888) 220-6121
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock.
      The registrant had 31,109,283 shares of common stock outstanding as of March 24, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s proxy statement in connection with its 2006 annual meeting of shareholders are incorporated by reference in Part III.

PART I
Special Note Regarding Forward-Looking Statements
      Statements in this Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
      The forward-looking statements in this Form 10-K are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to our shareholders and maintain the value of the real estate properties in which we hold an interest, may be significantly hindered.
      Our shareholders are cautioned not to place undue reliance on any forward-looking statement in this Form 10-K. All forward-looking statements are made as of the date of this Form 10-K, and the risk that actual results will differ materially from the expectations expressed in this Form 10-K may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements in this Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-K will be achieved. Please see “Item 1A. Risk Factors” for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in certain forward-looking statements.
Item 1.     Business
General Description of Business and Operations
      Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT”), was formed on August 5, 2003 primarily for the purpose of engaging in the business of investing in and owning real estate and interests in real estate. Hines REIT has invested and intends to continue to invest primarily in institutional-quality office properties located throughout the United States. In addition, it may invest in other real estate investments including, but not limited to, properties located outside of the United States, non-office properties, mortgage loans and ground leases. Hines REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of Hines REIT’s current and future business is and will be conducted through Hines REIT Properties, L.P. (the “Operating Partnership”). We refer to Hines REIT, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines REIT or the Company as required by the context in which such pronoun is used.

      As of December 31, 2005, we owned interests in 13 office buildings located in nine cities in the United States. These buildings contain, in the aggregate, approximately 6.7 million square feet of leasable space. The following table provides summary information regarding the properties in which we own interests as of December 31, 2005.

		Ownership by
Property	Market	the Company(1)

Citymark	Dallas, Texas	100.00%
1515 S Street	Sacramento, California	100.00%
1900 and 2000 Alameda	San Mateo, California	100.00%
425 Lexington Avenue	New York, New York	10.64%
499 Park Avenue	New York, New York	10.64%
600 Lexington Avenue	New York, New York	10.64%
1200 19th Street	Washington D.C.	10.64%
One Shell Plaza	Houston, Texas	12.10%
Two Shell Plaza	Houston, Texas	12.10%
The KPMG Building	San Francisco, California	24.20%
101 Second Street	San Francisco, California	24.20%
Three First National Plaza	Chicago, Illinois	19.35%
525 B Street	San Diego, California	24.20%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. As of December 31, 2005, we owned a 94.24% interest in the Operating Partnership and were its sole general partner. Affiliates of Hines owned the remaining 5.76% interest in the Operating Partnership. We own interests in all of the properties other than the Dallas, Sacramento and San Mateo buildings through our interest in the Core Fund (as defined below), in which we owned an approximate 26.2% non-managing general partner interest as of December 31, 2005. The Core Fund does not own 100% of these buildings; its ownership interests in its buildings range from 40.6% to 92.4%. Real estate investments owned 100% by the Operating Partnership are referred to as “direct investments.”
      We have no employees. Our business is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of our sponsor, Hines Interests Limited Partnership (“Hines”), under the terms and conditions of an advisory agreement between us and our Advisor. As compensation for these services, we pay our Advisor asset management and acquisition fees, and we reimburse certain of the Advisor’s expenses in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations for all of the properties in which we invest, and we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its approximately 3,000 employees have over 48 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.
      Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.HinesREIT.com. However, the information on our website is not incorporated by reference into this report.
Primary Investment Objectives
      Our primary investment objectives are:

•	to preserve invested capital;

•	to invest in a diversified portfolio of office properties;

•	to pay regular cash dividends;

•	to achieve appreciation of our assets over the long term; and

•	to remain qualified as a real estate investment trust, or “REIT,” for federal income tax purposes.
Acquisition and Investment Policies
      We invest primarily in institutional-quality office properties located throughout the United States. These types of properties are generally located in central business districts or suburban markets of major metropolitan cities. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to continue to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. In addition, we may invest in other real estate investments including, but not limited to, properties outside of the United States, non-office properties, mortgage loans and ground leases.
      We may continue to invest in real estate directly by owning 100% of such assets or indirectly by owning less than 100% of such assets through investments with other investors or joint venture partners, including other Hines-affiliated entities, such as Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”). We anticipate that we will fund our future acquisitions primarily with proceeds raised in our current public offering and potential follow-on offerings, as well as with proceeds from debt financings. All of our investment decisions are subject to the approval of a majority of our board of directors, and specifically a majority of our independent directors if an investment involves a transaction with Hines or any of its affiliates.
Financing Strategy and Policies
      We expect that once we have fully invested the proceeds of our current public offering (the “Offering”) and potential follow-on offerings, our debt financing, or the debt financing of entities in which we invest, will be in the range of approximately 40%-60% of the aggregate value of our real estate investments. Financing for future acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors. Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties.
      We had debt financing in an amount equal to approximately 48% of the estimated value of our direct and indirect real estate investments as of December 31, 2005, consisting primarily of outstanding loans under our revolving credit facility and secured mortgage financing. The Core Fund, in which we have invested, had debt financing in an amount equal to approximately 48% of the estimated value of its real estate as of December 31, 2005, consisting primarily of secured mortgage financing.
Dividend Objectives
      In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our shareholders. We intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common shares at least at the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Dividends are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code.
      We declare dividends to our shareholders as of daily record dates and aggregate and pay such dividends quarterly. During 2005, our board of directors declared dividends that equaled a 6.0% annualized rate on an investment of $10.00 per share. Additionally, our board of directors has declared dividends at the same per share amount through April 30, 2006.

Tax Status
      We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2004. In addition, the Core Fund, in which we own an interest, has invested in properties through other entities that have elected to be taxed as REITs. Our management believes that we and the applicable entities in the Core Fund are organized and operate, and intend to continue operating, in such a manner as to qualify for treatment as REITs. Accordingly, no provision has been made for federal income taxes for the years ended December 31, 2005 or 2004 in the accompanying consolidated financial statements.
Competition
      Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors compete with us in acquiring office and other properties and obtaining creditworthy tenants to occupy such properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Principal factors of competition in our primary business of acquiring and owning office properties are the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.
      We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 3,000 employees located in 68 cities across the United States and in 14 other countries allows it to better identify investment opportunities for us and more effectively operate our real estate assets. However, competition may increase our cost of acquisitions or operations, lower our occupancy or rental rates or increase the level of inducements we offer to tenants.
Customers
      We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. At December 31, 2005, we owned three properties directly and held an approximate 26.2% non-managing general partner interest in the Core Fund, which held an indirect interest in ten properties. See “Item 2 — Properties.”
      As of December 31, 2005, two tenants each represented more than 10% of our pro-rata share of the consolidated fixed future minimum rentals under non-cancelable leases of the properties in which we owned interests (“Future Minimum Rents”). Shell Oil Company leases space at One Shell Plaza and Two Shell Plaza in Houston, Texas representing approximately 19% of our Future Minimum Rents. California Casualty, an insurance company, leases space at 1900 and 2000 Alameda in San Mateo, California representing approximately 17% of our Future Minimum Rents. We are not aware of any current tenants who will not be able to pay their contractual rental amounts as they become due whose inability to pay would have a material adverse impact on our results of operations.
Available Information
      Shareholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”) , free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.HinesREIT.com. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

Item 1A.     Risk Factors
RISK FACTORS
      You should carefully read and consider the risks described below together with all other information in this report. If certain of the following risks actually occurs, our results of operations could suffer materially, which could reduce or eliminate entirely our ability to pay dividends and cause the value of our common shares to decline.
Investment Risks

There is currently no public market for our common shares, and we do not intend to list the shares on a stock exchange. Therefore, it will likely be difficult for shareholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount.
      There currently is no public market for our common shares, and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Additionally, our articles of incorporation contain restrictions on the ownership and transfer of our shares, and these restrictions may inhibit the ability of our shareholders to sell their shares. We have a share redemption program, but it is limited in terms of the number of shares that may be redeemed annually. Our board of directors may also limit, suspend or terminate our share redemption program upon 30 days’ written notice. It may be difficult for shareholders to sell their shares promptly or at all. If shareholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay selling commissions, the dealer-manager fee, organization and offering expenses and acquisition fees. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that shareholders will be able to sell their shares, whether pursuant to our share redemption program or otherwise, without incurring a substantial loss. We cannot assure shareholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, shareholders should consider our common shares as illiquid and a long-term investment.

Our shareholders’ ability to redeem their shares is limited under our share redemption program.
      Although we offer a share redemption program that may provide shareholders with a limited opportunity to redeem their shares after they have held them for a period of one year, shareholders should be fully aware that our share redemption program contains significant restrictions and limitations. We may, but are not required to, utilize all sources of cash flow not otherwise dedicated to a particular use to meet shareholders’ redemption needs, including proceeds from our dividend reinvestment plan, securities offerings, operating cash flow not intended for dividends, borrowings and capital transactions such as asset sales or financings. Our board of directors reserves the right to amend, suspend or terminate the share redemption program at any time in its discretion upon 30 days’ written notice. Shares are currently redeemed at a price of $9.00 per share. However, our board of directors may change the redemption price from time to time upon 30 days’ written notice based on the then-current estimated net asset value of our real estate portfolio at the time of the adjustment and such other factors as it deems appropriate, including the then-current offering price of our shares (if any), our then-current dividend reinvestment plan price and general market conditions. Therefore, shareholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or at a price that reflects the then-current market value of their shares.

We have invested a significant percentage of our total current investments, and we may make additional investments, in the Core Fund. Because of our current and possible future Core Fund investments, it is likely that Hines affiliates will retain significant control over a significant percentage of our investments even if our independent directors remove our Advisor.
      While a majority of our independent directors may remove our Advisor upon 60 days’ written notice, our independent directors cannot unilaterally remove the managing general partner of the Core Fund, which is also an affiliate of Hines. We have substantial investments in the Core Fund and may make additional significant investments in the Core Fund. Because of our current Core Fund investments and because our ability to remove the managing general partner of the Core Fund is limited, it is likely that an affiliate of Hines will maintain a substantial degree of control over a significant percentage of our investments despite the removal of our Advisor by our independent directors. Any additional investments by us in the Core Fund will contribute to this risk. In addition, our ability to redeem any investment we hold in the Core Fund is limited. Please see “— Business and Real Estate Risks — Our ability to redeem all or a portion of our investment in the Core Fund is subject to significant restrictions” for more information regarding our ability to redeem any investments in the Core Fund.

Many of the fees we pay were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
      The compensation we pay to affiliates of Hines for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Hines and its affiliates, including the Advisor and us, were likewise not negotiated at arm’s-length. Such agreements include the advisory agreement the Operating Partnership entered into with the Advisor (the “Advisory Agreement”), the agreement (“Dealer Manager Agreement”) we entered into with Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”), and the property management and leasing agreements we entered into with Hines. We cannot assure our shareholders that a third party unaffiliated with Hines would not be able and willing to provide such services to us at a lower price.

If we are only able to sell a small number of shares in the Offering, our fixed operating expenses such as general and administrative expenses (as a percentage of gross income) would be higher than if we are able to sell a greater number of shares.
      We incur certain fixed operating expenses in connection with our operations, such as costs incurred to secure insurance for our directors and officers, regardless of our size. To the extent we sell fewer than the maximum number of shares we have registered in connection with the Offering and any future offerings, these expenses will represent a greater percentage of our gross income and, correspondingly, will have a greater proportionate adverse impact on our ability to pay dividends to our shareholders.

Hines REIT’s interest in the Operating Partnership will be diluted by the Participation Interest in the Operating Partnership held by HALP Associates Limited Partnership, and an interest in Hines REIT may be diluted if we issue additional shares.
      Hines REIT owned a 94.24% general partner interest in the Operating Partnership as of December 31, 2005. An affiliate of Hines, HALP Associates Limited Partnership, owns a profits interest in the Operating Partnership, which we call the “Participation Interest.” This interest in the Operating Partnership, as well as the number of shares into which it may be converted, increases on a monthly basis. As of December 31, 2005, the percentage interest in the Operating Partnership attributable to the Participation Interest was 1.23% and was convertible into approximately 301,000 common shares, subject to the fulfillment of certain conditions. The Participation Interest will increase to the extent leverage is used because the use of leverage will allow the Company to acquire more assets. Each increase in this interest will dilute our ownership in the Operating Partnership and, accordingly, will reduce the amount of dividends that would otherwise be payable to our shareholders in the future.

      Additionally, shareholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, shareholders may experience dilution of their equity investment if we:

•	sell shares in our public offering or sell additional shares in the future, including those issued pursuant to the dividend reinvestment plan and shares issued to our officers and directors or employees of the Advisor and its affiliates under our Employee and Director Incentive Share Plan;

•	sell securities that are convertible into shares, including interests in the Operating Partnership;

•	issue shares in a private offering;

•	issue common shares upon the exercise of options granted to our independent directors, or employees of the Company or the Advisor; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

The redemption of interests in the Operating Partnership held by Hines and its affiliates (including the Participation Interest) as required in our Advisory Agreement may discourage a takeover attempt if our Advisory Agreement would be terminated in connection therewith.
      In the event of a merger in which we are not the surviving entity, and pursuant to which our Advisory Agreement is terminated, Hines and its affiliates may require that the Operating Partnership purchase all or a portion of the Participation Interest and any partnership units in the Operating Partnership (“OP Units”) or other interest in the Operating Partnership that they hold at any time thereafter for cash, or our shares, as determined by the seller. The Participation Interest increases on a monthly basis and, as the percentage interest in the Operating Partnership attributable to this interest increases, these rights may deter transactions that could result in a merger in which we are not the survivor. This deterrence may limit the opportunity for shareholders to receive a premium for their common shares that might otherwise exist if an investor attempted to acquire us through a merger.

The Participation Interest would increase at a faster rate with frequent dispositions of properties followed by acquisitions using proceeds from such disposition.
      A component of the Participation Interest is intended to approximate an increased interest in the Operating Partnership based on a percentage of the cost of our investments or acquisitions. Because the interest in the Operating Partnership represented by the Participation Interest increases with each acquisition we make, if we frequently sell assets and reinvest the proceeds of such dispositions, the Participation Interest would increase at a faster rate than it would if we acquired assets and held them for an extended period. Likewise, if we frequently sell assets and reinvest the proceeds of such dispositions, our Advisor will earn additional cash acquisition fees.

Hines’ ability to cause the Operating Partnership to purchase the Participation Interest and any OP Units it and its affiliates hold in connection with the termination of the Advisory Agreement may deter us from terminating the Advisory Agreement.
      Under our Advisory Agreement, if we are not advised by an entity affiliated with Hines, Hines or its affiliates may cause the Operating Partnership to purchase some or all of the Participation Interest or OP Units then held by such entities. The purchase price will be based on the net asset value of the Operating Partnership and payable in cash, or our shares, as determined by the seller. If the termination of the Advisory Agreement would result in the Company not being advised by an affiliate of Hines, and if the amount necessary to purchase Hines’ interest in the Operating Partnership is substantial, these rights could discourage or deter us from terminating the Advisory Agreement under circumstances that we would otherwise do so.

We may issue preferred shares or separate classes or series of common shares, which issuance could adversely affect our holders of the common shares.
      We may issue, without shareholder approval, preferred shares or a class or series of common shares with rights that could adversely affect our holders of the common shares. Our articles of incorporation authorize our board of directors (without any further action by our shareholders) to issue preferred shares or common shares in one or more class or series, and to fix the voting rights (subject to certain limitations), liquidation preferences, dividend rates, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences with respect to such class or series of shares. In addition, a majority of our independent directors must approve the issuance of preferred shares to our Advisor or one of its affiliates. If we ever created and issued preferred shares with a dividend preference over common shares, payment of any dividend preferences of outstanding preferred shares would reduce the amount of funds available for the payment of dividends on the common shares. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to the common shareholders, likely reducing the amount common shareholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common shares with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

•	a merger, offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; and/or

•	the removal of incumbent management.

We are not registered as an investment company under the Investment Company Act of 1940 (the “Act”), and therefore we will not be subject to the requirements imposed on an investment company by the Act. Similarly, the Core Fund is not registered as an investment company.
      We are not, and the Core Fund is not, registered as an “investment company” under the Act. Investment companies subject to the Act are required to comply with a variety of substantive requirements, such as requirements relating to:

•	limitations on the capital structure of the entity;

•	restrictions on certain investments;

•	prohibitions on transactions with affiliated entities; and

•	public reporting disclosures, record keeping, voting procedures, proxy disclosure and similar corporate governance rules and regulations.
      Many of these requirements are intended to protect security holders of investment companies. Because we do not expect to be subject to these requirements, our shareholders will not be entitled to these protections. Likewise, as a partner in the Core Fund, we (and our shareholders indirectly) will not be entitled to the protections of the Act in relation to our interest in the Core Fund.
      In order to operate in a manner to avoid being required to register as an investment company, we may be unable to sell assets we would otherwise want to sell, and we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire interests in companies or entities that we would otherwise want to acquire. The operations of the Core Fund may likewise be limited in order for the Core Fund to avoid being required to register as an investment company.

If Hines REIT, the Operating Partnership or the Core Fund is required to register as an investment company under the Act, the additional expenses and operational limitations associated with such registration may reduce our shareholders’ investment return.
      We do not expect to operate as an “investment company,” as defined under the Act, or that the Core Fund will operate in such a manner. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as “investment securities” as such term is defined under this Act, and the value of such assets exceeds 40% of the value of our total assets, we could be deemed to be an investment company. It is possible that many, if not all, of our interests in real estate may be held through other entities, and some or all of these interests in other entities could be deemed investment securities.
      Investment companies are subject to a variety of substantial requirements that could significantly impact our operations. Please see “— We are not registered as an investment company under the Investment Company Act of 1940 (the “Act”), and therefore we will not be subject to the requirements imposed on an investment company by the Act. Similarly, the Core Fund is not registered as an investment company.” The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and the investment return on our shares.
      We believe that our general partner interest in the Core Fund is not a “security” under the Act. If, however, this general partner interest is deemed to be a security under the Act, it could be deemed to be an “investment security,” and if, under such circumstances, the value of this interest exceeds 40% of the value of our total assets, we could be deemed to be an investment company. If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
      Our investment in the Core Fund is subject to the risks described in this risk factor, as the Core Fund will need to operate in a manner to avoid being deemed an “investment company” as well. If the Core Fund is required to register as an investment company, the same costs and expenses and limitations on operations described above could adversely impact the Core Fund’s operations, which could, in turn, reduce an investment return on our shares.

The ownership limit in our articles of incorporation may discourage a takeover attempt.
      Our articles of incorporation provide that no holder of shares, other than Hines, affiliates of Hines or any other person to whom our board of directors grants an exemption, may directly or indirectly own more than 9.9% of the number or value of the outstanding shares of any class or series of our outstanding securities. This ownership limit may deter tender offers for our common shares, which offers may be attractive to our shareholders and thus may limit the opportunity for shareholders to receive a premium for their common shares that might otherwise exist if an investor attempted to assemble a block of common shares in excess of 9.9% in number or value of the outstanding common shares or otherwise to effect a change of control in us.

We will not be afforded the protection of the Maryland General Corporation Law relating to business combinations.
      Provisions of the Maryland General Corporation Law prohibit business combinations unless prior approval of the board of directors is obtained before the person seeking the combination became an interested shareholder, with:

•	any person who beneficially owns 10% or more of the voting power of our outstanding shares;

•	any of our affiliates who, at any time within the two year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares (an “interested shareholder”); or

•	an affiliate of an interested shareholder.
      These prohibitions are intended to prevent a change of control by interested shareholders who do not have the support of our board of directors. We opted out of the business combinations statute in our articles of incorporation. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our articles of incorporation will provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested shareholder.
Business and Real Estate Risks
      Any indirect investment we make will be consistent with investment objectives and policies described in this report and will, therefore, be subject to similar business and real estate risks. The Core Fund, which has investment objectives and policies substantially similar to ours, is subject to many of the same business and real estate risks as we are. For example, the Core Fund:

•	may not have sufficient available funds to make distributions;

•	expects to acquire additional properties in the future which, if unsuccessful, could affect our ability to pay dividends to our shareholders;

•	is subject to risks as a result of joint ownership of real estate with Hines and other Hines programs or third parties;

•	has used and intends to continue to use borrowings to partially fund acquisitions, which may result in foreclosures and unexpected debt-service requirements and indirectly negatively affect our ability to pay dividends to our shareholders;

•	is also dependent upon Hines and its key employees for its success;

•	also operates in a competitive business with competitors who have significant financial resources and operational flexibility;

•	may not have funding or capital resources for future tenant improvements;

•	depends on its tenants for its revenue and relies on certain significant tenants;

•	is subject to risks associated with terrorism, uninsured losses and high insurance costs;

•	is and will continue to be affected by general economic and regulatory factors it cannot control or predict;

•	has made illiquid investments and is subject to general economic and regulatory factors, including environmental laws, which it cannot control or predict; and

•	is subject to property taxes and operating expenses that may increase.
      To the extent the operations and ability of the Core Fund, or any other entity through which we indirectly invest in real estate, to make distributions is adversely affected by any of these risks, our operations and ability to pay dividends to our shareholders will be adversely affected.

We are different in some respects from other programs sponsored by Hines, and therefore the past performance of such programs may not be indicative of our future results.
      We are Hines’ only publicly-offered investment program. Hines’ previous programs and investments were conducted through privately-held entities not subject to either the up-front commissions, fees and expenses associated with our public offering or all of the laws and regulations that govern us. A significant portion of Hines’ other programs and investments also involve development projects. Although we are not prohibited from participating in development projects, we currently have no plans to do so. Shareholders should not assume that the prior performance of prior programs sponsored by Hines will be indicative of our future performance.
      This is also the first program sponsored by Hines that has investment objectives permitting the making and purchasing of mortgage loans and participations in mortgage loans, and Hines does not have experience making such investments. The past performance of prior programs sponsored by Hines may not be indicative of our future results, and we may not be able to successfully implement and operate our business, which is different in a number of respects from the operations previously conducted by Hines. Shareholders should not rely on the past performance of other programs or investments sponsored by Hines to predict or as an indication of our future performance.

Delays in purchasing properties with proceeds received from the Offering may result in a lower rate of return to investors.
      We expect to continue to conduct public offerings on a “best efforts” basis. Our ability to locate and commit to purchase specific properties with the proceeds raised from public offerings will be partially dependent on our ability to raise sufficient funds for such acquisitions, which is difficult to predict. We may be substantially delayed in making investments due to delays in the sale of our common shares, delays in negotiating or obtaining the necessary purchase documentation, delays in locating suitable investments or other factors. We may invest proceeds we receive from our offerings in short-term, highly-liquid investments until we use such funds in our operations and we do not expect the income we earn on these temporary investments will be substantial.

If we purchase assets at a time when the commercial real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.
      The commercial real estate market is currently experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. We and the Core Fund have recently purchased assets, and to the extent either of us purchases real estate in the future in such an environment, we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases. If any of these circumstances occur or the values of our investments are otherwise negatively affected, our returns will be lower.

To date, dividends we have paid to our shareholders were funded by distributions we received from our real estate investments. However, after payment of such dividends, funds remaining were not sufficient to pay all of our general and administrative expenses. We cannot assure our shareholders that in the future we will be able to achieve cash flows necessary to pay both our expenses and dividends at our historical per-share amounts, or to maintain dividends at any particular level, if at all.
      Because our remaining cash flows from real estate investments after funding our dividends declared to our shareholders have been insufficient to pay all of our general and administrative expenses through December 31, 2005, we cannot assure shareholders that we will be able to continue paying dividends at our historical per-share amounts, or that the dividends we pay will not decrease or be eliminated in the future. In order to permit us to pay dividends declared to date, our Advisor has advanced funds to us to enable us to pay our general and administrative expenses, and our Advisor has deferred, and in some cases forgiven, the reimbursement of such advances. Other than the amounts previously forgiven, we will be required to reimburse our Advisor for these expenses in the future, and the reimbursement of such expenses could have a material adverse effect on our ability to pay dividends. Our Advisor is under no obligation to continue advancing funds to allow us to pay any of our expenses in the future.
      If our Advisor were to demand reimbursement of such advances, or to cease advancing funds to cover our expenses, our ability to pay dividends to our shareholders could be reduced or eliminated. Additionally, if our Advisor continues to advance and defer reimbursement of funds we use to pay operating expenses, the ultimate repayment of this liability could adversely impact our ability to pay dividends in future periods as well as potentially adversely impact the value of our shares. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — General and Administrative Expenses” for further discussion.

We may need to incur borrowings that would otherwise not be incurred to meet REIT minimum distribution requirements.
      In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain dividends paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years.
      We expect our income, if any, to consist almost solely of our share of the Operating Partnership’s income, and the cash available for the payment of dividends by us to our shareholders will consist of our share of cash distributions made by the Operating Partnership. As the general partner of the Operating Partnership, we will determine the amount of any distributions made by the Operating Partnership. However, we must consider a number of factors in making such distributions, including:

•	the amount of the cash available for distribution;

•	the impact of such distribution on other partners of the Operating Partnership;

•	the Operating Partnership’s financial condition;

•	the Operating Partnership’s capital expenditure requirements and reserves therefor; and

•	the annual distribution requirements contained in the Code necessary to qualify and maintain our qualification as a REIT.
      Differences in timing between the actual receipt of income and actual payment of deductible expenses and the inclusion of such income and deduction of such expenses when determining our taxable income, as well as the effect of nondeductible capital expenditures, the creation of reserves, the use of cash to purchase shares under our share redemption program or required debt amortization payments, could result in our having taxable income that exceeds cash available for distribution.
      In view of the foregoing, we may be unable to meet the REIT minimum distribution requirements and/or avoid the 4% excise tax described above. In certain cases, we may decide to borrow funds in order to meet the REIT minimum distribution and/or avoid the 4% excise tax even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations.

We expect to acquire additional properties in the future, which, if unsuccessful, could adversely impact our ability to pay dividends to our shareholders.
      We expect to acquire interests in additional properties in the future. We also expect that the Core Fund will acquire properties in the future. The acquisition of properties, or interests in properties by us or the Core Fund, will subject us to risks associated with owning and/or managing new properties, including tenant retention and tenant defaults of lease obligations. Specific examples of risks that could relate to acquisitions include:

•	risks that investments will fail to perform in accordance with our expectations because of conditions or liabilities we did not know about at the time of acquisition;

•	risks that projections or estimates we made with respect to the performance of the investments, the costs of operating or improving the properties or the effect of the economy or capital markets on the investments will prove inaccurate; and

•	general investment risks associated with any real estate investment.

We will be subject to risks as the result of joint ownership of real estate with other Hines programs or third parties.
      We have invested in properties and assets jointly with other Hines programs and may invest jointly with other third parties. We may also purchase or develop properties in joint ventures or partnerships, co-tenancies or other co-ownership arrangements with Hines affiliates, the sellers of the properties, developers or similar persons. Joint ownership of properties, under certain circumstances, may involve risks not otherwise present with other methods of owing real estate. Examples of these risks include:

•	the possibility that our partners or co-investors might become insolvent or bankrupt;

•	that such partners or co-investors might have economic or other business interests or goals that are inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of the termination and liquidation of the venture;

•	the possibility that we may incur (directly or indirectly) liabilities as the result of actions taken by our partner or co-investor; or

•	that such partners or co-investors may be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.
      Actions by a co-venturer, co-tenant or partner may result in subjecting the assets of the joint venture to unexpected liabilities. Under joint venture arrangements, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could result and this impasse could have an adverse impact on the operations and profitability of the joint venture.
      If we have a right of first refusal or buy/sell right to buy out a co-venturer or partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with Hines affiliates may also entail conflicts of interest.

Our ability to redeem all or a portion of our investment in the Core Fund is subject to significant restrictions.
      The Core Fund is not obligated to redeem the interests of any of its investors, including us, prior to 2008. Additionally, after the Core Fund begins redeeming interests, it will only redeem up to 10% of its outstanding interests during any calendar year and the managing general partner of the Core Fund may limit redemptions as a result of certain tax and other regulatory considerations. We may not be able to exit the Core Fund or liquidate all or a portion of our interest in the Core Fund. Please see the risk factor captioned “— If the Core Fund is forced to sell its assets to satisfy mandatory redemption requirements, our investments in the Core Fund may be materially adversely affected” below.

If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investment in the Core Fund may be materially adversely affected.
      The Core Fund owns several buildings with third party co-investors. Each entity formed to hold these buildings is required to redeem the interests held by such investors in such entity at dates ranging from August 19, 2013 to January 30, 2016. Additionally, these parties are entitled to certain co-investment rights for real estate assets the Core Fund may acquire in the future. For each asset in which these parties exercise such co-investment rights, the Core Fund will establish a three-year period ending no later than the twelfth anniversary of the date the asset is acquired during which the entity through which those parties co-invest in such asset will redeem such investors’ interests in such entity, unless the investors elect to extend such period. These parties also have certain buy/sell rights in entities in which they have co-invested with the Core Fund.
      We cannot assure our shareholders that the Core Fund will have capital available on favorable terms or at all to fund redemptions resulting from these rights. If the Core Fund is not able to raise additional capital to meet such mandatory redemption requirements, the Core Fund may be required sell assets that it would otherwise elect to retain or sell assets or otherwise raise capital on less than favorable terms or at a time when it would not otherwise do so. If the Core Fund is forced to sell any of its assets under such circumstances, the disposition of such assets could materially adversely impact the Core Fund’s operations and ability to make distributions to us and, consequently, our investment in the Core Fund.

If we invest in a limited partnership as a general partner, we could be responsible for all liabilities of such partnership.
      In some joint ventures or other investments we may make, if the entity in which we invest is a limited partnership, we may acquire all or a portion of our interest in such partnership as a general partner. As a general partner, we could be liable for all the liabilities of such partnership. Additionally, we may acquire a general partner interest in the form of a non-managing general partner interest. For example, our interest in the Core Fund is in the form of a non-managing general partner interest. As a non-managing general partner, we are potentially liable for all liabilities of the partnership without having the same rights of management or control over the operation of the partnership as the managing general partner. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may far exceed the amount or value of investment we initially made or then had in the partnership.

Because of our inability to retain earnings, we will rely on debt and equity financings for acquisitions. If we do not have sufficient capital resources from such financings, our growth may be limited.
      In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. This requirement limits our ability to retain income or cash flow from operations to finance the acquisition of new investments. We anticipate that we will use debt and equity financing for such acquisitions because of our inability to retain significant earnings. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments and expand our operations will be adversely affected.

Our use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow.
      We currently have a revolving credit facility that allows us to borrow up to $140.0 million for acquisitions and working capital purposes and may be increased, under certain circumstances, to a maximum of $250.0 million. We intend to rely in part on borrowings under this facility and other external sources of financing to fund the costs of new investments, capital expenditures and other items. We are subject to the risk that our cash flow will not be sufficient to cover required debt service payments.
      If we cannot meet our required debt obligations, the property or properties subject to indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to the Company. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds. Additionally, we may be required to refinance our debt subject to “lump sum” or “balloon” payment maturities on terms less favorable than the original loan or at a time we would otherwise prefer to not refinance such debt. A refinancing on such terms or at such times could increase our debt service payments, which would decrease the amount of cash we would have available for operations, new investments and dividend payments.

Our success will be dependent on the performance of Hines as well as key employees of Hines.
      Our ability to achieve our investment objectives and to pay dividends is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the discovery and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our shareholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this report. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest. If Hines (or any of its key employees) suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. The Core Fund is also managed by an affiliate of Hines. Its performance and success is also dependent on Hines and the Core Fund is likewise subject to these risks.

We operate in a competitive business, and many of our competitors have significant resources and operating flexibility, allowing them to compete effectively with us.
      Numerous real estate companies that operate in the markets in which we may operate will compete with us in acquiring office and other properties and obtaining creditworthy tenants to occupy such properties. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or lower our occupancy rates and the rent we may charge tenants.

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
      We expect that rental income from real property will, directly or indirectly, constitute substantially all of our income. The inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing mortgages we may own. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of the current leases. The weakening of the financial condition of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations.
      Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

The bankruptcy or insolvency of a major tenant would adversely impact our operations and our ability to pay dividends.
      The bankruptcy or insolvency of a significant tenant or a number of smaller tenants would have an adverse impact on our income and our ability to pay dividends. Generally, under bankruptcy law, a tenant has the option of continuing or terminating any unexpired lease. If the tenant continues its current lease, the tenant must cure all defaults under the lease and provide adequate assurance of its future performance under the lease. If the tenant terminates the lease, we will lose future rent under the lease and our claim for past due amounts owing under the lease (absent collateral securing the claim) will be treated as a general unsecured claim and may be subject to certain limitations. General unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims.

Uninsured losses relating to real property may adversely impact the value of our portfolio.
      We will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are types of losses, generally catastrophic in nature, which are uninsurable, are not economically insurable or are only insurable subject to limitations. Examples of such catastrophic events include acts of war or terrorism, earthquakes, floods, hurricanes and pollution or environmental matters. We may not have adequate coverage in the event we or our buildings suffer casualty losses. If we do not have adequate insurance coverage, the value of our assets will be reduced as the result of, and to the extent of, any such uninsured losses. Additionally, we may not have access to capital resources to repair or reconstruct any uninsured damage to a property.

We may be unable to obtain desirable types of insurance coverage at a reasonable cost, if at all, and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.
      We may not be able either to obtain certain desirable types of insurance coverage, such as terrorism insurance, or to obtain such coverage at a reasonable cost in the future, and this risk may inhibit our ability to finance or refinance debt secured by our properties. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance makes it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.
      Terrorist attacks may negatively affect our operations and an investment in our shares. Such attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Hines has historically owned and managed office properties, generally in major metropolitan or suburban areas. We have also invested and expect that we will continue to invest in such properties. For example, the Core Fund owns interests in properties located in New York City and Washington, D.C. We and the Core Fund also own buildings in the central business districts of other major metropolitan cities. Insurance risks associated with potential acts of terrorism against office and other properties in major metropolitan areas could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. We intend to obtain terrorism insurance as required by our lenders, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. Terrorism insurance may not be available at a reasonable price or at all. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or our shareholders’ investment.

      More generally, any of these events could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Our revenues will be dependent upon payment of rent by tenants, which may be particularly vulnerable to uncertainty in the local economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to our shareholders.

Our operations will be directly affected by general economic and regulatory factors we cannot control or predict.
      One of the risks of investing in real estate is the possibility that our properties will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. A significant number of the properties in which we own an interest and expect to acquire are office buildings located in major metropolitan or suburban areas. These types of properties, and the tenants that lease space in such properties, may be impacted to a greater extent by a national economic slowdown or disruption when compared to other types of properties such as residential and retail properties. The following factors may affect income from our properties, our ability to sell properties and yields from investments in properties and are generally outside of our control:

•	conditions in financial markets and general economic conditions;

•	terrorist attacks and international instability;

•	natural disasters and acts of God;

•	over-building;

•	adverse national, state or local changes in applicable tax, environmental or zoning laws; and

•	a taking of any of our properties by eminent domain.
      Some or all of the foregoing factors may affect our properties, which could adversely affect our operations, our ability to pay dividends to our shareholders or our ability to sell our properties.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our shareholders may be limited.
      Equity real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs such as share redemptions. We expect to generally hold a property for the long term. When we sell any of our properties, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We may not distribute any proceeds from the sale of properties to our shareholders; for example, we may use such proceeds to:

•	purchase additional properties;

•	repay debt;

•	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	purchase shares under our share redemption program;

•	create working capital reserves; or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our other properties.
      Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time, generally four years, and comply with certain other requirements in the Code.

Potential liability as the result of, and the cost of compliance with, environmental matters could adversely affect our operations.
      Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.
      Environmental laws also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require expenditures. Such laws may be amended so as to require compliance with stringent standards which could require us to make unexpected substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. We may be potentially liable for such costs in connection with the acquisition and ownership of our properties in the United States. In addition, we may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. The cost of defending against claims of liability, of compliance with environmental regulatory requirements or of remediating any contaminated property could be substantial and require a material portion of our cash flow.

All of our properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.
      Our properties are subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. We anticipate that most of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

If we set aside insufficient working capital reserves, we may be required to defer necessary or desirable property improvements.
      If we do not establish sufficient reserves for working capital to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, it may be more difficult for us to attract or retain tenants to such properties or the amount of rent we can charge at such properties may decrease.

We may be subject to additional risks if we make international investments.
      We may purchase property located outside the United States and may make or purchase mortgage loans or participations in mortgage loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

•	the burden of complying with a wide variety of foreign laws, including:

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws; and

•	existing or new laws relating to the foreign ownership of real property or mortgages and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	Hines’ limited experience and expertise in foreign countries relative to its experience and expertise in the United States.

Investments in properties outside the United States may subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
      If we make investments outside the United States, such investments may be subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity.
      Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

If we make or invest in mortgage loans, our mortgage loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our mortgage investments.
      If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of the mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

If we make or invest in mortgage loans, our mortgage loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates as well as the value of the mortgage loans in the event we sell the mortgage loans.
      If we invest in fixed-rate, long-term mortgage loans and interest rates rise, the mortgage loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable interest rate loans, if interest rates decrease, our revenues will likewise decrease. Finally, if interest rates increase, the value of loans we own at such time would decrease which would lower the proceeds we would receive in the event we sell such assets.

Delays in liquidating defaulted mortgage loans could reduce our investment returns.
      If there are defaults under our mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
Potential Conflicts of Interest Risks

We compete with affiliates of Hines for real estate investment opportunities. Some of these affiliates have preferential rights to accept or reject certain investment opportunities in advance of our right to accept or reject such opportunities. Any preferential rights we have to accept or reject investment opportunities are subordinate to the preferential rights of at least one affiliate of Hines.
      Hines has existing programs with investment objectives and strategies similar to ours. Because we compete with these entities for investment opportunities, Hines faces conflicts of interest in allocating investment opportunities between us and these other entities. We have limited rights to specific investment opportunities located by Hines. Some of these entities have a priority right over other Hines entities, including us, to accept investment opportunities that meet certain defined investment criteria. For example, the Core Fund and other entities sponsored by Hines have the right to accept or reject investments in office properties located in the United States before we have the right to accept such opportunities. Because we and other Hines entities intend to invest primarily in such properties and rely on Hines to present us with investment opportunities, these rights will reduce our investment opportunities. We therefore may not be able to accept, or we may only invest indirectly with or through another Hines affiliated-entity in, certain investments we otherwise would make directly. To the extent we invest in opportunities with another entity affiliated with Hines, we may not have the control over such investment we would otherwise have if we owned all of or otherwise controlled such assets. Please see “— Business and Real Estate Risks — We will be subject to risks as the result of joint ownership of real estate with other Hines programs or third parties” above.
      If we do not have a right to a specific investment opportunity, Hines will decide in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated programs, how to allocate such opportunities among us, Hines and other programs or entities sponsored or managed by or otherwise affiliated with Hines. Because we do not have a right to accept or reject any investment opportunities before Hines or one or more Hines affiliates have the right to accept such opportunities, and are otherwise subject to Hines’ discretion as to the investment opportunities we will receive, we will not be able to review and/or invest in opportunities in which we would otherwise pursue if we were the only program sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other entities or programs sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other entities or programs, we may not be offered favorable investment opportunities located by Hines when it would otherwise be in our best interest to accept such investment opportunities, and our results of operations and ability to pay dividends may be adversely impacted thereby.

We may compete with other entities affiliated with Hines for tenants.
      Hines and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. Hines or its affiliates own and/or manage properties in most if not all geographical areas in which we own or expect to acquire interests in real estate assets. Therefore, our properties compete for tenants with other properties owned and/or managed by Hines and its affiliates. Hines may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by Hines and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

Employees of the Advisor and Hines will face conflicts of interest relating to time management and allocation of resources and investment opportunities.
      We do not have employees. Pursuant to a contract with Hines, the Advisor relies on employees of Hines and its affiliates to manage and operate our business. Hines is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and Hines will continue to be actively involved in real estate operations and activities other than our operations and activities. Hines currently controls and/or operates other entities that own properties in many of the markets in which we will seek to invest. Hines spends a material amount of time managing these properties and other assets unrelated to our business. Our business may suffer as a result because we lack the ability to manage it without the time and attention of Hines’ employees.
      Hines and its affiliates are general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours. Because Hines and its affiliates have interests in other real estate programs and also engage in other business activities, they may have conflicts of interest in allocating their time and resources among our business and these other activities. Our officers and directors, as well as those of the Advisor, own equity interests in entities affiliated with Hines from which we may buy properties. These individuals may make substantial profits in connection with such transactions, which could result in conflicts of interest. Likewise, such individuals could make substantial profits as the result of investment opportunities allocated to entities affiliated with Hines other than us. As a result of these interests, they could pursue transactions that may not be in our best interest. Also, if Hines suffers financial or operational problems as the result of any of its activities, whether or not related to our business, its ability to operate our business could be adversely impacted. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or desirable.

Hines may face conflicts of interest if it sells properties it acquires or develops to us.
      We may acquire properties from Hines and affiliates of Hines. Likewise, the Core Fund has acquired, and may in the future acquire, properties from Hines and affiliates of Hines. We may acquire properties Hines currently owns or hereafter acquires from third parties. Hines may also develop properties and then sell the completed properties to us. Similarly, we may provide development loans to Hines in connection with these developments. Hines, its affiliates and its employees (including our officers and directors) may make substantial profits in connection with such transactions. Hines may owe fiduciary and/or other duties to the selling entity in these transactions and conflicts of interest between us and the selling entities could exist in such transactions. Because we are relying on Hines, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party.

Hines may face a conflict of interest when determining whether we should dispose of any property we own that is managed by Hines because Hines may lose fees associated with the management of the property.
      We expect that Hines will manage most, if not all, of the properties we acquire directly as well as most, if not all, of the properties we acquire an indirect interest in as a result of investments in Hines affiliated entities, such as the Core Fund. Because Hines receives significant fees for managing these properties, it may face a conflict of interest when determining whether we should sell properties under circumstances where Hines would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

Hines may face conflicts of interest in connection with the management of our day-to-day operations and in the enforcement of agreements between Hines and its affiliates.
      Hines and the Advisor manage our day-to-day operations and properties pursuant to property management agreements and an advisory agreement. These agreements were not negotiated at arm’s length and certain fees payable by us under such agreements are paid regardless of our performance. Hines and its affiliates may be in a conflict of interest position as to matters relating to these agreements. Examples include the computation of fees and reimbursements under such agreements, the enforcement and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to affiliates of Hines. These fees may be higher than fees charged by third parties in an arm’s-length transaction as a result of these conflicts.

Certain of our officers and directors face conflicts of interest relating to the positions they hold with other entities.
      Certain of our officers and directors are also officers and directors of the Advisor and other entities controlled by Hines such as the managing general partner of the Core Fund. Some of these entities may compete with us for investment and leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our shareholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

•	the allocation of new investments among us and other entities operated by Hines;

•	the allocation of time and resources among us and other entities operated by Hines;

•	the timing and terms of the investment in or sale of an asset;

•	investments with Hines and affiliates of Hines;

•	the compensation paid to our Advisor; and

•	our relationship with Hines in the management of our properties.
      These conflicts of interest may also be impacted by the fact that such individuals may have compensation structures tied to the performance of such other entities controlled by Hines and these compensation structures may potentially provide for greater remuneration in the event an investment opportunity is presented to a Hines affiliate rather than us.

Our UPREIT structure may result in potential conflicts of interest.
      Persons holding OP Units have the right to vote on certain amendments to the Agreement of Limited Partnership of the Operating Partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our shareholders. As general partner of the Operating Partnership, we will be obligated to act in a manner that is in the best interest of all partners of the Operating Partnership. Circumstances may arise in the future when the interest of limited partners in the Operating Partnership may conflict with the interests of our shareholders.

Tax Risks

If we fail to qualify as a REIT, our operations and our ability to pay dividends to our shareholders would be adversely impacted.
      We qualify as a REIT under the Internal Revenue Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.
      If we make investments in foreign real property, we may be subject to foreign currency gains and losses. Foreign currency gains are not qualifying income for purposes of the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income as a result of foreign currency gains.
      If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our dividends to our shareholders when computing our taxable income;

•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	our cash available for distribution would be reduced and we would have less cash to distribute to our shareholders; and

•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

If the Operating Partnership is classified as a “publicly traded partnership” under the Internal Revenue Code, our operations and our ability to pay dividends to our shareholders could be adversely affected.
      We structured the Operating Partnership so that it would be classified as a partnership for federal income tax purposes. In this regard, the Internal Revenue Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Internal Revenue Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Internal Revenue Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in the Operating Partnership. If the Internal Revenue Service were to assert successfully that the Operating Partnership is a “publicly traded partnership,” and substantially all of the Operating Partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat the Operating Partnership as an association taxable as a corporation. In such event, the character of our assets and items of gross income would change and would prevent us from qualifying and maintaining our status as a REIT. Please see “— If we fail to qualify as a REIT, our operations and ability to pay dividends to our shareholders would be adversely impacted” above. In addition, the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our shareholders.

Dividends to tax-exempt investors may be classified as unrelated business taxable income.
      Neither ordinary nor capital gain dividend distributions with respect to our common shares nor gain from the sale of common shares should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common shares may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, we are required to rely on a special look through rule for purposes of meeting one of the REIT stock ownership tests, and we are not operated in such a manner as to otherwise avoid treatment of such income or gain as unrelated business taxable income;

•	part of the income and gain recognized by a tax exempt investor with respect to our common shares would constitute unrelated business taxable income if such investor incurs debt in order to acquire the common shares; and

•	part or all of the income or gain recognized with respect to our common shares by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Internal Revenue Code may be treated as unrelated business taxable income.

Investors may realize taxable income without receiving cash dividends.
      If shareholders participate in the dividend reinvestment plan, they will be required to take into account, in computing their taxable income, ordinary and capital gain dividend distributions allocable to shares they own, even though they receive no cash because such dividends and/or distributions are reinvested. In addition, the difference between the public offering price of our shares and the amount paid for shares purchased pursuant to our dividend reinvestment plan may be deemed to be taxable as income to participants in the plan.

Foreign investors may be subject to FIRPTA tax on sale of common shares if we are unable to qualify as a “domestically controlled” REIT.
      A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.
      We cannot assure our shareholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our common shares would be subject to FIRPTA tax, unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common shares.

In certain circumstances, we may be subject to federal and state income taxes as a REIT or other state or local income taxes, which would reduce our cash available to pay dividends to our shareholders.
      Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid the 4% excise tax that generally applies to income retained by a REIT. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly. However, shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability.

We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or at the level of the other companies through which we indirectly own our assets.

Recently enacted tax legislation may make REIT investments comparatively less attractive than investments in other corporate entities.
      Under recently enacted tax legislation, the tax rate applicable to qualifying corporate dividends received by individuals prior to 2009 has been reduced to a maximum rate of 15%. This special tax rate is generally not applicable to dividends paid by a REIT, unless such dividends represent earnings on which the REIT itself has been taxed. As a result, dividends (other than capital gain dividends) paid by us to individual investors will generally be subject to the tax rates that are otherwise applicable to ordinary income which currently are as high as 35%. This law change may make an investment in our common shares comparatively less attractive relative to an investment in the shares of other corporate entities which pay dividends that are not formed as REITs.
Item 1B.     Unresolved Staff Comments
      Not applicable.
Item 2.     Properties
      As of December 31, 2005, we owned interests in 13 office buildings located in nine cities in the United States. These buildings contain, in the aggregate, approximately 6.7 million square feet of leasable space. The following tables provide summary information regarding our properties as of December 31, 2005. Each property is briefly discussed after the tables.

				Ownership by
		Leasable		the
Property	Market	Square Feet	% Leased	Company(1)

Citymark	Dallas, Texas	217,746	100%	100.00%
1515 S Street	Sacramento, California	348,881	100%	100.00%
1900 and 2000 Alameda	San Mateo, California	253,377	76%	100.00%
425 Lexington Avenue	New York, New York	700,134	100%	10.64%
499 Park Avenue	New York, New York	285,890	98%	10.64%
600 Lexington Avenue	New York, New York	280,972	96%	10.64%
1200 19th Street	Washington D.C.	235,404	100%	10.64%
One Shell Plaza	Houston, Texas	1,225,646	96%	12.10%
Two Shell Plaza	Houston, Texas	565,073	92%	12.10%
The KPMG Building	San Francisco, California	379,329	94%	24.20%
101 Second Street	San Francisco, California	388,370	95%	24.20%
Three First National Plaza	Chicago, Illinois	1,418,041	93%	19.35%
525 B Street	San Diego, California	423,546	87%	24.20%

		6,722,409	95%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. As of December 31, 2005, we owned a 94.24% interest in the Operating Partnership and were its sole general partner. Affiliates of Hines owned the remaining 5.76% interest in the Operating Partnership. We own interests in all of the properties other than the Dallas, Sacramento and San Mateo buildings through our interest in the Core Fund, in which we owned an approximate 26.2% non-managing general partner interest as of December 31, 2005. The Core Fund does not own 100% of these buildings; its ownership interests in its buildings range from 40.6% to 92.4%. Real estate investments owned 100% by the Operating Partnership are referred to as “direct investments.”

      The following table lists our pro-rata share of the scheduled lease expirations over the next 10 years and thereafter for the properties in which we owned interests as of December 31, 2005:

		Leasable Area

	Number of	Approximate	Percent of Total
Year	Tenants	Square Feet(1)	Leasable Area(1)

Vacant	—	110,533	6.3%
2006	60	66,243	3.8%
2007	33	75,689	4.3%
2008	38	127,725	7.3%
2009	34	143,077	8.1%
2010	26	146,763	8.3%
2011	18	80,172	4.6%
2012	21	102,659	5.8%
2013	17	338,778	19.3%
2014	11	49,006	2.8%
2015	11	167,969	9.5%
Thereafter	17	350,602	19.9%

(1)	These amounts represent our pro-rata share based on our effective ownership in each of the properties.
      The following table provides a summary of the market concentration of our portfolio based on our pro-rata share of the purchase price in each of the properties in which we owned interests as of December 31, 2005:

Market
Market	Concentration

San Francisco, California	17%
Sacramento, California	17%
New York, New York	15%
San Mateo, California	14%
Chicago, Illinois	11%
Houston, Texas	10%
San Diego, California	7%
Dallas, Texas	7%
Washington, DC	2%

      The following table provides a summary of the industry concentration of the tenants of the properties in which we own interests based on our pro-rata share of their leased square footage as of December 31, 2005:

Industry
Industry	Concentration

Government	22%
Financial Services	20%
Legal	18%
Construction	11%
Oil & Gas/ Energy	9%
Information	6%
Accounting	3%
Professional and Business Services	3%
Hospitality and Leisure	1%
Other	7%
Our Directly-Owned Properties
      Summarized below is certain information about the three office properties we owned directly as of December 31, 2005:

					Total
			Date Built/		Acquisition
Market	Property	Date Acquired	Renovated(1)		Cost

					(In millions)
Dallas, Texas	Citymark	August 2005	1987		$27.8
Sacramento, California	1515 S Street	November 2005	1987		$66.6
San Mateo, California	1900 and 2000 Alameda	June 2005	1983, 1996	(2)	$59.8

(1)	The date shown reflects the later of the building’s construction completion date or the date of the building’s most recent renovation.

(2)	1900 Alameda was constructed in 1971 and substantially renovated in 1996; 2000 Alameda was constructed in 1983.

Citymark
      Citymark is an 11-story building located at 3100 McKinnon Street in Dallas, Texas. Two subsidiaries of Centex Corporation, a publicly-traded company involved in home building, financial services, home services and commercial contracting, lease 175,033 square feet, or approximately 80% of the building’s rentable area. Of the rentable area leased to these subsidiaries, 83,559 square feet expires in November 2009 and the balance expires in November 2010. The remaining lease space is leased to six tenants, none of which leases more than 10% of the property’s rentable area.

1515 S Street
      1515 S Street consists of two five-story office buildings and an eight-story parking garage. The State of California leases an aggregate of 340,170 square feet, or approximately 98% of the buildings’ rentable area under two leases. The first such lease covers 304,715 square feet and expires in April 2013. The second such lease covers 35,455 square feet and expires in October 2012. Both leases may be terminated by the State of California upon 90 days’ notice beginning in April and March 2009, respectively. The remaining lease space is leased to seven tenants, none of which leases more than 10% of the property’s rentable area.

1900 and 2000 Alameda
      1900 and 2000 Alameda consist of a four-story building and a two-story building. California Casualty Management Company leases 109,887 square feet, or approximately 43% of the rentable area of the property. California Casualty is a privately-held provider of home and automobile insurance. In May 2018, the lease will expire and may be renewed for four consecutive 5-year periods. We have the right to terminate leases covering 7,993 square feet of this space with 60 days’ notice. The remaining lease space is leased to 12 tenants, none of which leases more than 10% of the property’s rentable area.

Acquisition Subsequent to December 31, 2005
      On January 31, 2006, we acquired Airport Corporate Center, a 45-acre office park located in the Airport West/ Doral submarket of Miami, Florida. The properties consist of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land tract. The buildings have an aggregate of approximately 1,018,477 square feet of rentable area and are approximately 95% leased. A subsidiary of Norwegian Cruise Lines leases approximately 179,853 square feet, or approximately 18% of the property’s rentable area. This lease expires in January 2009. The remaining lease space is leased to 111 tenants, none of which leases more than 10% of the property’s rentable area. The contract purchase price of Airport Corporate Center was approximately $156.8 million, exclusive of transaction costs, financing fees and working capital reserves.

Potential Acquisition Subsequent to December 31, 2005
      On March 23, 2006, we entered into a contract with 321 North Clark Realty LLC, a joint venture between an affiliate of Hines and an institution advised by JP Morgan Chase, to acquire, subject to customary closing conditions, 321 North Clark, an office property located in the central business district in Chicago, Illinois. The property consists of a 35-story office building and a parking structure that were constructed in 1987. The building contains approximately 897,000 square feet of rentable area and is approximately 92% leased. The contract purchase price for 321 North Clark is expected to be approximately $247.3 million, exclusive of transaction costs, financing fees and working capital reserves. We anticipate that the acquisition will be funded with net proceeds from the Offering, proceeds from borrowings under our existing revolving credit facility and debt financing obtained in connection with the acquisition. We anticipate that the acquisition of 321 North Clark will be consummated on or about April 24, 2006. Although we believe the acquisition of 321 North Clark is probable, the closing of such acquisition is subject to a number of conditions and there can be no guarantee that the acquisition of 321 North Clark will be consummated. If we elect not to close on 321 North Clark for reasons other than the failure of certain conditions or default of the seller, we will forfeit the $10.0 million earnest money deposit made.
Our Interest in the Core Fund
      The Core Fund is an investment vehicle organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term “core” holdings. The Core Fund has raised capital primarily from select U.S. and foreign institutional investors and high net worth individuals. As of December 31, 2005, we owned an approximate 26.2% non-managing general partner interest in the Core Fund and had committed to invest an additional $81.7 million. We also have the right, but not the obligation, to invest up to 40% of any future capital calls made by the Core Fund.
      On March 1, 2006, as the result of the Core Fund capital call, we contributed an additional $17.2 million to the Core Fund. As a result of this contribution, we owned a 27.37% non-managing general partner interest in the Core Fund and our remaining commitment to invest in the Core Fund was $64.5 million.

Core Fund Properties
      Summarized below is certain information about the 10 office properties controlled by the Core Fund as of December 31, 2005:

				Total	Effective
			Date Built/	Acquisition	Core Fund
Market	Property	Date Acquired	Renovated(1)	Cost	Ownership(2)

				(In millions)
New York, New York	425 Lexington Avenue	August 2003	1987	$358.6	40.6%
New York, New York	499 Park Avenue	August 2003	1981	$153.1	40.6%
New York, New York	600 Lexington Avenue	February 2004	1985	$91.6	40.6%
Washington D.C.	1200 19th Street	August 2003	1987	$69.4	40.6%
Houston, Texas	One Shell Plaza	May 2004	1994	$228.7	46.2%
Houston, Texas	Two Shell Plaza	May 2004	1992	$123.1	46.2%
San Francisco, California	The KPMG Building	September 2004	2002	$148.0	92.4%
San Francisco, California	101 Second Street	September 2004	2000	$157.0	92.4%
Chicago, Illinois	Three First National Plaza	March 2005	1981	$245.3	73.9%
San Diego, California	525 B Street	August 2005	1998	$116.3	92.4%

(1)	The date shown reflects the later of the building’s construction completion date or the date of the building’s most recent renovation.

(2)	This percentage represents the Core Fund’s effective ownership in the properties shown. See above disclosure regarding the Company’s effective ownership through its investment in the Core Fund.
      Set forth below is certain additional information about the Core Fund properties.

New York City

425 Lexington Avenue
      425 Lexington Avenue is a 31-story office building located in midtown Manhattan, directly across the street from the Grand Central Station Terminal. Two tenants lease approximately 98% of the property. Simpson, Thacher & Bartlett, a law firm based in New York City, leases 552,197 square feet or approximately 79% of the rentable area of the building. This lease expires in October 2018, with two five-year renewal rights. The Canadian Imperial Bank of Commerce, or CIBC, leases 133,153 square feet in 425 Lexington Avenue, or approximately 19% of the rentable area of the building. This lease expires in October 2018 and provides for one five-year renewal right. The remaining lease space is leased to six tenants, none of which leases more than 10% of the property’s rentable area.

499 Park Avenue
      499 Park Avenue is a 28-story office building located in midtown Manhattan, near Central Park. Bloomberg L.P. leases 63,504 square feet, or approximately 23% of this building, under a lease that expires in December 2015 and does not provide for any renewal rights. Bloomberg moved its headquarters from this location in 2005, and with Hines’ assistance, 52,607 square feet of this space has been leased under sublease agreements. Cantor Fitzgerald, a financial service, broker and investment banking firm, signed a sublease agreement for 31,143 square feet, or approximately 11% of the building’s rentable area under a lease that expires in January 2021. Dreier LLP, a law firm, leases 73,043 square feet or approximately 26% of the rentable area of the building expiring May 2018 with one five-year renewal right. The remaining lease space is leased to 13 tenants, none of which leases more than 10% of the property’s rentable area.

600 Lexington Avenue
      600 Lexington Avenue is a 35-story office building located in central midtown Manhattan at the corner of 52nd street and Lexington Avenue, within walking distance of Grand Central Station Terminal. The property is currently leased to 37 tenants, none of which leases more than 10% of the property’s rentable area.

Washington D.C.
      1200 19th Street is an eight-story office building located in the Golden Triangle in Washington, D.C.’s central business district. Two law firms lease approximately 88% of this building. Piper Rudnick LLP leases 164,997 square feet, or approximately 70% of the rentable area of the building. This lease expires in September 2007. Piper Rudnick has provided the Core Fund notice that it will not renew this lease. Kelley Drye & Warren LLP leases 43,711 square feet, or approximately 18% of the rentable area of the building. This lease expires in September 2007, but may be renewed for a single five-year term provided the tenant gives notice 12 to 15 months prior to the expiration date of the lease. The remaining lease space is leased to seven tenants, none of which leases more than 10% of the property’s rentable area.

Houston

One Shell Plaza
      One Shell Plaza is a 50-story office building located at 910 Louisiana Street in the central business district of Houston, Texas. Two tenants lease approximately 88% of this building. The Shell Oil Company leases 793,123 square feet, or approximately 65% of the rentable area of the building. Shell Oil’s lease expires in December 2015 and may be renewed for two consecutive five-year periods. Shell Oil also has a contraction option applicable in full floor increments (subject to a limitation of five full floors), exercisable upon 18 months’ notice and payment of a contraction premium, provided that the building must be at least 93% leased following any contraction. Baker Botts L.L.P., a law firm, leases 282,460 square feet, or approximately 23% of the rentable area of the building. Baker Botts L.L.P.’s lease expires on December 31, 2027, with three five-year renewal periods. Baker Botts L.L.P. is our primary outside counsel. The remaining lease space is leased to 22 tenants, none of which leases more than 10% of the property’s rentable area.

Two Shell Plaza
      Two Shell Plaza is a 26-story office building (consisting of 17 office floors and a 12 level parking garage) located at 777 Walker Street in the central business district of Houston, Texas. One Shell Plaza and Two Shell Plaza are collectively referred to as the “Shell Buildings.” The Shell Oil Company leases 417,934 square feet, or approximately 74% of the rentable area of this building. Shell Oil’s lease expires in December 2015, with no extension or contraction options. The remaining lease space is leased to 36 tenants, none of which leases more than 10% of the property’s rentable area.

San Francisco

The KPMG Building
      The KPMG Building is a 25-story office building located at 55 Second Street in San Francisco in the Mission Street Corridor of the South Financial District. The following four tenants lease approximately 77% of this building:

•	KPMG LLP, a global professional services firm, leases 119,052 square feet, or approximately 31% of the building’s rentable area. KPMG’s lease commenced January 1, 2005 for a term of 10 years and may be renewed for two consecutive five-year periods. Per the terms of the lease, the building was renamed the KPMG Building for the duration of the lease term and any option term.

•	Paul, Hastings, Janofsky & Walker, LLP, a law firm, leases 73,708 square feet, or approximately 19% of the building’s rentable area. The lease also provides for two full floor (or portion thereof) expansion options.

•	UPS Supply Chain Solutions, Inc. leases 57,380 square feet, or approximately 15% of the building’s rentable area. This lease expires in January 2012 and may be renewed for one five-year period.

•	Preston Gates & Ellis, LLP, a law firm, leases 43,968 square feet, or approximately 12% of the building’s rentable area. This lease expires in February 2010 and may be renewed for one five-year period.
      The remaining lease space is leased to 11 tenants, none of which leases more than 10% of the property’s rentable area.

101 Second Street
      101 Second Street is a 25-story office building located in San Francisco in the Mission Street Corridor of the South Financial District. Thelen Reid & Priest, LLP, a law firm, leases 143,629 square feet, or approximately 37% of the building’s rentable area. This lease expires in March 2012 and may be renewed for two consecutive five-year periods. Thelen Reid has an expansion option from November 2006 through July 2007 to expand into half of the 22nd Floor. The remaining lease space is leased to 16 tenants, none of which leases more than 10% of the property’s rentable area.

Chicago
      Three First National Plaza is located at 70 West Madison Street in the Central Loop of Chicago. The building includes a 57-story west tower, a 12-story east tower and a nine-story atrium. Bell, Boyd & Lloyd LLC, a law firm, leases 176,607 square feet, or approximately 13% of the building’s rentable area. Bell Boyd & Lloyd’s lease expires in December 2017. The remaining lease space is leased to 61 tenants, none of which leases more than 10% of the property’s rentable area.

San Diego
      525 B Street is a 22-story office building with an attached parking structure located within the Gas Lamp district in downtown San Diego, California. Golden Eagle Insurance, a provider of business insurance, leases 121,626 square feet, or approximately 29% of the rentable area of the building. Golden Eagle Insurance’s lease expires in August 2008 and has two five-year renewal options. Elsevier, Inc., a publishing company, leases 73,761 square feet, or approximately 17% of the rentable area of the building. Elsevier’s lease expires in October 2009 and has two five-year renewal options. Navy Human Resources, a branch of the United States Navy, leases 73,625 square feet, or approximately 17% of the rentable area of the building. This lease expires in May 2013 and the Navy has the right to terminate its lease at any time upon 120 days’ notice. The remaining lease space is leased to 25 tenants, none of which leases more than 10% of the property’s rentable area.

Acquisition by the Core Fund Subsequent to December 31, 2005
      On January 31, 2006, an indirect subsidiary of the Core Fund, along with certain institutional co-investors, acquired an office property located at 720 Olive Way in the central business district of Seattle, Washington. The indirect subsidiary of the Core Fund acquired an approximate 80% interest and the remaining 20% was acquired by the institutional co-investors. The property consists of a 20-story office building and a parking structure that were constructed in 1981 and substantially renovated in 1997. The building contains approximately 287,000 square feet of rentable area and is approximately 80% leased. Community Health Plan of Washington, one of the state’s largest health programs, leases 46,681 square feet, or approximately 16% of the property’s rentable area. This lease expires in 2009. The remaining lease space is leased to 35 tenants, none of which leases more than 10% of the property’s rentable area. The contract purchase price of 720 Olive Way was approximately $83.7 million, exclusive of transaction costs, financing fees and working capital reserves.

Potential Acquisition by the Core Fund Subsequent to December 31, 2005
      On March 10, 2006, a subsidiary of the Core Fund entered into a contract with an unaffiliated third party to acquire, subject to customary closing conditions, 333 West Wacker, an office property located in the central business district in Chicago, Illinois. The indirect subsidiary of the Core Fund will acquire an approximate 80% interest and the remaining 20% will be acquired by institutional co-investors. The property consists of a 36-story office building and a parking structure that were constructed in 1983. The building contains approximately 868,000 square feet of rentable area and is approximately 92% leased. The contract purchase price for 333 West Wacker is expected to be approximately $223.0 million, exclusive of transaction costs, financing fees and working capital reserves. The Core Fund anticipates that the acquisition will be funded with borrowings under a revolving credit facility agreement held by its subsidiary, capital contributions from certain institutional co-investors and mortgage financing obtained in connection with the acquisition. The Core Fund anticipates that the acquisition of 333 West Wacker will be consummated on April 3, 2006. Although management of the Core Fund believes the acquisition of 333 West Wacker is probable, the closing of such acquisition is subject to a number of conditions and there can be no guarantee that the acquisition of 333 West Wacker will be consummated. If the Core Fund elects not to close on 333 West Wacker, it will forfeit the $16.0 million earnest money deposit made.
Item 3.     Legal Proceedings
      From time to time in the ordinary course of business, the Company or the Core Fund may become subject to legal proceedings, claims or disputes. As of March 24, 2006, neither the Company nor the Core Fund was a party to any material pending legal proceedings.
Item 4.     Submission of Matters to a Vote of Security Holders
      Not applicable.
Item 5.     Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
      As of March 24, 2006, we had approximately 31,109,283 common shares outstanding, held by a total of approximately 7,700 shareholders. The number of shareholders is based on the records of Trust Company of America, Inc., our registrar and transfer agent.
      There currently is no established public trading market for our common shares and we do not expect one to develop. We have a share redemption program, but it is limited in terms of the number of shares that may be redeemed annually. Our board of directors may also limit, suspend or terminate our share redemption program upon 30 days’ written notice. We redeemed 3,950 shares under this program during 2005 at a price of $9.00 per share.
      In order for National Association of Securities Dealers, Inc. (“NASD”) members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2005. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share.

Dividends
      In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay dividends to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income (capital gain is not required to be distributed). We declared dividends to shareholders as of daily record dates and aggregated and paid such dividends quarterly. During 2005, our board of directors declared dividends equal to $0.00164384 per share, per day, which equaled a 6.0% annualized rate on an investment of $10.00 per share. Additionally, our board of directors has declared dividends at the same per-share amount through April 30, 2006.
      Our board of directors began declaring dividends in November 2004, after we commenced business operations. We have made the following quarterly dividend distributions to our stockholders:

			Investment	Return of
		Total	Income	Capital
Distribution for the Quarter Ended	Date Paid	Distribution	(per Share)	(per Share)

December 31, 2005	January 13, 2006	$3,001,754	$0.037	$0.114
September 30, 2005	October 14, 2005	$2,008,861	$0.037	$0.114
June 30, 2005	July 15, 2005	$1,091,813	$0.037	$0.113
March 31, 2005	April 7, 2005	$534,652	$0.036	$0.112
December 31, 2004(1)	January 14, 2005	$99,149	$—	$0.064

(1)	We commenced operations on November 23, 2004. Dividends for the quarter ended December 31, 2004 were declared for the period from November 23, 2004 through December 31, 2004.
      Dividends to shareholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Dividends that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the shareholders’ basis in the common shares. To the extent that a dividend exceeds both current and accumulated earnings and profits and the shareholders’ basis in the common shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s common shares. The Company annually notifies shareholders of the taxability of dividends paid during the preceding year.
      Approximately 24% of the dividends paid during the year ended December 31, 2005 were taxable to the investor as ordinary taxable income with the remaining amount treated as return of capital. The amount of dividends paid and taxable portion in this period are not indicative or predictive of amounts anticipated in future periods. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Uses of Funds — Dividends” in this report.

Recent Sales of Unregistered Securities
      None.
Shares Authorized for Issuance under Equity Compensation Plans
      The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans as of December 31, 2005:

Number of Securities
	Number of securities		Remaining Available for
	to be Issued upon	Weighted Average	Future Issuance under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities
Plan Category	Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	n/a	1,152,306
Equity compensation plans not approved by security holders	—	n/a	—

Total	—	n/a	1,152,306

Use of Initial Public Offering Proceeds
      The registration statement relating to our initial public offering (registration number 333-108780) was declared effective on June 18, 2004. The Offering commenced on that date, and is ongoing. The Dealer Manager is managing the Offering for us. The registration statement covers up to 200,000,000 common shares to be issued in a primary offering at a per share price of $10.00, or an aggregate price of up to $2,000,000,000. The registration statement also includes 20,000,000 common shares to be issued pursuant to our dividend reinvestment plan at a per share price of $9.50, or an aggregate price of up to $190,000,000. We have not retained an underwriter in connection with the Offering.
      We reached our minimum offering on November 23, 2004 by receiving gross Offering proceeds of approximately $10.1 million from the sale of 1,011,642 shares to the public. As of December 31, 2005, we had sold approximately 23,044,069 shares of common stock in our ongoing offering, raising gross Offering proceeds of approximately $228.3 million. From this amount, we incurred approximately $16.6 million in selling commissions and dealer manager fees payable to the Dealer Manager and approximately $2.2 million in cash acquisition fees and reimbursements of organizational and offering expenses of $6.0 million payable to our Advisor. We have used the net proceeds from the Offering, along with $10.0 million contributed from Hines Real Estate Holdings Limited Partnership, an affiliate of Hines, to acquire our real estate investments. As of March 24, 2006, we had sold approximately 31,114,276 shares for an aggregate offering price of approximately $308.4 million.
Share Redemption Program
      As long as our shares are not listed on a national securities exchange or included for quotation on a national securities market, we expect to offer a share redemption program to our shareholders. Our board of directors may terminate, suspend or amend our share redemption program at any time upon 30 days’ written notice. To the extent our board determines that we have sufficient cash available for redemptions, we may redeem shares presented for cash, subject to an annual limitation of the lesser of (i) the net proceeds received from our dividend reinvestment plan during the prior calendar year or (ii) 5% of the shares outstanding as of the prior calendar year end. Generally, shareholders must hold their shares for at least one year prior to participating in our share redemption program; however, in the event of the death or disability of a shareholder, we may waive the one-year holding period requirement as well as the annual limitation on the number of shares that will be redeemed.

      The current redemption price for our shares, which is subject to adjustment by our board of directors at any time on 30 days’ notice, is $9.00 per share.
Issuer Purchases of Equity Securities
      The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

					Maximum Number (or
				Total Number of	Approximate Dollar
	Total			Shares Purchased as	Value) of Shares that
	Number of		Average Price	Part of Publicly	May Yet be Purchased
	Shares		Paid per Share	Announced Plans or	Under the Plans or
Period	Purchased		(or Unit)	Programs	Programs(1)

July 1, 2005 to July 31, 2005	950	(2)	$9.00	950	—
August 1, 2005 to August 31, 2005	—		—	—	—
September 1, 2005 to September 30, 2005	—		—	—	—
October 1, 2005 to October 31, 2005	3,000	(2)	9.00	3,000	—
November 1, 2005 to November 30, 2005	—		—	—	99,705
December 1, 2005 to December 31, 2005	—		—	—	222,842

Total	3,950		$9.00	3,950

(1)	Because we made our first dividend payment in January of 2005, the annual share limitation under our share redemption program, described above, initially provided that no shares could be redeemed during calendar 2005. However, on October 3, 2005, our board of directors waived, for calendar year 2005, the component of the limitation based on proceeds from our dividend reinvestment plan.

(2)	To accommodate redemption requests following the death of a shareholder, we redeemed these shares pursuant to waivers of the one-year holding period and the annual share limitation.

Item 6.     Selected Financial Data
      The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2005	2004	2003(1)

Operating Data:
Revenues	$6,246,805	$—	$—
Organizational and offering expenses, net of reversal (2)	$(6,630,446)	$14,771,095	$—
Forgiveness of related party payable(3)	$(1,730,000)	$—	$—
Equity in earnings (losses) of Hines-Sumisei U.S. Core Office Fund, L.P.	$(831,134)	$68,461	$—
Net loss before loss allocated to minority interests	$(2,391,764)	$(16,548,029)	$(20,427)
Loss allocated to minority interests	$635,170	$6,540,140	$—
Net loss	$(1,756,594)	$(10,007,889)	$(20,427)
Basic and diluted loss per common share	$(0.16)	$(60.40)	$20.43
Dividends declared per common share(4)	$0.60	$0.60	$—
Weighted average common shares outstanding — basic and diluted	11,061,281	165,690	1,000
Balance Sheet Data:
Total assets	$297,334,310	$30,112,283	$394,000
Long-term obligations	$74,900,000	$—	$—

(1)	For the period from August 5, 2003 (date of inception) through December 31, 2003 for operating data and as of December 31, 2003 for balance sheet data.

(2)	Based on management’s estimate of future sales of our common shares through the end of our current offering, management expects that we will not be obligated to reimburse the Advisor for certain organizational and offering costs that were previously accrued by us. Accruals of these costs were reversed in our financial statements during the year ended December 31, 2005. See further discussion in Note 2 to our consolidated financial statements for the years ended December 31, 2005 and 2004 included in this report.

(3)	During the year ended December 31, 2005, the Advisor forgave amounts previously advanced to us for certain corporate-level general and administrative expenses. See further discussion in Note 6 to our consolidated financial statements for the years ended December 31, 2005 and 2004 included in this report.

(4)	The Company paid its first dividends in January 2005.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
      We commenced real estate operations on November 23, 2004. Therefore, we do not have meaningful active operations to discuss for the year ended December 31, 2004. You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.
Executive Summary
      We were formed by our sponsor, Hines, in August 2003 for the purpose of investing in and owning real estate and interests in real estate. We have invested and intend to continue to make real estate investments that will satisfy our primary investment objectives of preserving invested capital, paying regular cash dividends and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly-owned by the Operating Partnership or indirectly by owning interests in entities not wholly-owned by the Operating Partnership such as the Core Fund. As of December 31, 2005, we had direct and indirect interests in 13 office properties located in nine cities in the United States. In addition, we may make other real estate investments including, but not limited to, properties outside of the United States, non-office properties, mortgage loans and ground leases. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties which will be diversified by location, lease expirations and tenant industries.
      In order to provide capital for these investments, we are selling our common shares through our public offering. We intend to continue raising significant amounts of capital through our current offering, which expires in June 2006, and follow-on offerings, as well as through the utilization of debt financings. We commenced the Offering on June 18, 2004, and we commenced operations on November 23, 2004.
      The following table provides summary information regarding the properties in which we own interests as of December 31, 2005:

		Leasable		Ownership by
Property	Market	Square Feet	% Leased	the Company(1)

Citymark	Dallas, Texas	217,746	100%	100.00%
1515 S Street	Sacramento, California	348,881	100%	100.00%
1900 and 2000 Alameda	San Mateo, California	253,377	76%	100.00%
425 Lexington Avenue	New York, New York	700,134	100%	10.64%
499 Park Avenue	New York, New York	285,890	98%	10.64%
600 Lexington Avenue	New York, New York	280,972	96%	10.64%
1200 19th Street	Washington D.C.	235,404	100%	10.64%
One Shell Plaza	Houston, Texas	1,225,646	96%	12.10%
Two Shell Plaza	Houston, Texas	565,073	92%	12.10%
The KPMG Building	San Francisco, California	379,329	94%	24.20%
101 Second Street	San Francisco, California	388,370	95%	24.20%
Three First National Plaza	Chicago, Illinois	1,418,041	93%	19.35%
525 B Street	San Diego, California	423,546	87%	24.20%

		6,722,409	95%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. As of December 31, 2005, we owned a 94.24% interest in the Operating Partnership and were its sole general partner. Affiliates of Hines owned the remaining 5.76% interest in the Operating Partnership. We own interests in all of the properties other than the Dallas, Sacramento and San Mateo buildings through our interest in the Core Fund, in which we owned an approximate 26.2% non-managing general partner interest as of December 31, 2005. The Core Fund does not own 100% of these buildings; its ownership interests in its buildings range from 40.6% to 92.4%. Real estate investments owned 100% by the Operating Partnership are referred to as “direct investments.”
Economic Update
      The real estate markets generally, and the office markets specifically, continued their recoveries through 2005, driven by the continued growth of the U.S. economy and the national job market. Office job growth was strong in the last year and is forecasted to continue its growth in 2006. After peaking in 2002, the national office vacancy rate steadily dropped through the end of 2005, while effective office rents stabilized and began to rise in 2005 after over four years of decline. These factors are indications of strong improvement in office market fundamentals. We expect office markets to continue to improve during 2006.

      Returns on investments in real estate continue to be attractive relative to alternative investments. As a result, significant U.S. and foreign investment capital continued to flow into real estate capital markets in 2005, creating increased competition for acquisitions and continued upward pressure on prices of real estate investments, including high-quality office properties. Should this trend continue, which we expect it may, it will likely create downward pressure on rates of return from our future real estate investments, and consequently, could create downward pressure on the dividends payable to our shareholders and limit our ability to increase dividends in the future.
Critical Accounting Policies
      Each of our critical accounting policies involves the use of estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Basis of Presentation
      Our consolidated financial statements included in this annual report include the accounts of Hines REIT and the Operating Partnership (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries as well as the related amounts of minority interest. All intercompany balances and transactions have been eliminated in consolidation.
      Investments in real estate partnerships where we have the ability to exercise significant influence, but do not exercise financial and operating control, are accounted for using the equity method. As such, we have accounted for our investment in the Core Fund using the equity method of accounting for investments.

Investment Property
      Real estate assets we own directly are stated at cost less accumulated depreciation, which in the opinion of management, does not exceed the individual property’s fair value. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements where the betterment extends the useful life of the assets are capitalized. Maintenance and repair items are expensed as incurred.
      Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At December 31, 2005, management believes no such impairment has occurred.
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
      The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved and include an estimate of the net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.
      Acquired above-and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the leases. The capitalized above- and below-market lease values are amortized as adjustments to rent revenue over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

Deferred Leasing Costs
      Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Organizational and Offering Costs
      Certain of our organizational and offering costs have been paid by the Advisor on our behalf. Pursuant to the Advisory Agreement, we are obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred or 3.0% of the gross proceeds raised from the sale of our common shares in the Offering. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.0% of the gross proceeds from the Offering.
      We have recorded a liability representing the total amount of organizational and offering costs incurred on our behalf by the Advisor and its affiliates through December 31, 2005, less any reimbursements made by us and a reversal of certain organizational and offering costs, as discussed below. This treatment is consistent with Staff Accounting Bulletin (“SAB”) Topic 1.B1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs have been analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with Statement of Position 98-5. Offering-related salaries and other general and administrative costs of the Advisor and its affiliates are expensed as incurred, and third-party offering expenses are taken as a reduction against the net proceeds of the offering within additional paid-in capital (“APIC”) in accordance with SAB Topic 5.A. In addition to the offering costs to be paid to the Advisor, selling commissions and dealer manager fees are paid to the Dealer Manager. Such costs are netted against the net proceeds of the offering within APIC as well.
      Amounts of organizational and offering costs recorded in our financial statements were based on estimates of gross Offering proceeds to be raised in the future through the end of the offering period. Such estimates were based on highly subjective factors including the number of retail broker-dealers signing selling agreements with our Dealer Manager, anticipated market share penetration in the retail broker-dealer network and the Dealer Manager’s best estimate of the growth rate in sales. Based on actual gross Offering proceeds raised to date and management’s current estimate of future sales of our common shares through the end of our current offering, management expects that we will not be obligated to reimburse the Advisor for approximately $13.7 million of organizational and offering costs which we had previously recorded. Such accruals have been reversed in our consolidated financial statements as of December 31, 2005.
      We filed a registration statement with the SEC on December 2, 2005 in connection with our follow-on offering of common shares for sale to the public. Organizational and offering costs associated with the follow-on offering have been paid by the Advisor on our behalf. Pursuant to the terms of the follow-on offering, we will be obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, subject to certain limitations, once the offering commences.

Revenue Recognition and Valuation of Receivables
      We are required to recognize minimum rent revenues on a straight-line basis over the terms of the tenant leases including rent holidays, if any. Revenues relating to lease termination fees are recognized at the time that the tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and shareholders’ equity.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest
      Management of our operations is outsourced to the Advisor and certain other affiliates of Hines. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent period costs of the Company are expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to the cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor has received a participation interest which represents a profits interest in the Operating Partnership related to these services. As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment is charged against earnings and recorded as a liability until such time as the participation interest is repurchased for cash or converted into common shares of the Company. The conversion and redemption features of the participation interest are accounted for in accordance with the guidance in Emerging Issues Task Force publication (“EITF”) 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts.” Redemptions for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability, with any additional amounts recorded as a reduction to equity. Conversions into common shares of the Company will be recorded as an increase to the common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the participation interest will result in a reduction in the percentage interest attributable to the interest to the extent of such redemption or conversion and will have no impact on the calculation of subsequent increases in the participation interest.
      Hines may perform construction management services for both re-development activities and tenant construction. These fees are considered incremental to the construction effort and will be capitalized as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” These costs will be capitalized to the associated real estate project as incurred. Costs related to tenant construction will be depreciated over the estimated useful life. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project.
      The leasing activity will be performed by Hines on behalf of the Company. Leasing fees will be capitalized and amortized over the life of the related lease in accordance with the provisions of SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

      Expense reimbursements made to both the Advisor and Hines will be expensed as they become payable.
Income Taxes
      We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2004 federal tax return. In addition, we hold an investment in the Core Fund, which has invested in properties through a structure that includes several entities that have elected to be taxed as REITs. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to shareholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their shareholders. It is our intention to adhere to these requirements and maintain our REIT status, as well as to ensure that the applicable entities in the Core Fund structure also maintain their REIT status. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. As a REIT and indirectly through our investment in the Core Fund, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. In addition, we are and will indirectly be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through the taxable REIT subsidiary of the Core Fund.
Newly Adopted Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which addresses the accounting for share-based payment transactions in which an enterprise receives services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. SFAS 123(R) requires that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the period of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. The statement requires companies to assess the most appropriate model to calculate the value of the options. We adopted SFAS 123(R) on January 1, 2006; the adoption of SFAS 123(R) did not have a material impact on our consolidated financial statements.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. This legal obligation is absolute, despite the uncertainty regarding the timing and/or method of settlement. In addition, the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred; generally upon acquisition, construction, or development and/or through normal operation of the asset. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.
      In June 2005, the FASB issued EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF Issue No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-05 was effective after June 29, 2005 for all newly formed limited partnerships and for any pre-existing limited partnership that modifies its partnership agreement after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-05 did not have a material impact on our consolidated financial statements.
Financial Condition, Liquidity and Capital Resources
      We currently have four primary sources of capital and funding for purposes of making real estate investments, paying offering costs, expenses associated with operations and paying dividends:

•	proceeds from our current and potential follow-on offerings, as well as our dividend reinvestment plan;

•	proceeds from debt financings, including secured or unsecured facilities;

•	cash flow generated by our real estate investments and operations; and

•	advances from affiliates.

Sources of Funds

Our public offering
      On June 18, 2004, we commenced the Offering, pursuant to which we are offering a maximum of 200,000,000 common shares to the public on a best efforts basis at a price of $10.00 per share. We also registered up to 20,000,000 common shares under our registration statement to be issued during the Offering under our dividend reinvestment plan at a price of $9.50 per share. The Offering provides us with the ability to raise capital on a continual basis and we intend to continue raising capital through the Offering, which expires in June 2006, and follow-on offerings. We filed a registration statement with the SEC on December 2, 2005 in connection with our follow-on offering of common shares for sale to the public, which we plan to commence no earlier than the termination of our first offering.
      During the year ended December 31, 2004, we sold 2,073,116 shares of our common stock for aggregate gross proceeds of approximately $20.6 million. During the year ended December 31, 2005, we sold 20,970,953 shares of our common stock for aggregate gross proceeds of approximately $207.7 million, including approximately $2.1 million of gross proceeds relating to 222,842 shares issued under our dividend reinvestment plan. After payment of sales commissions, dealer manager fees and reimbursements of organizational and offering costs to our Advisor, we raised net Offering proceeds, which were available to make real estate investments and pay related acquisition fees, of approximately $205.6 million through December 31, 2005. As of March 24, 2006, we had sold 31,114,276 shares of our common stock for aggregate gross proceeds of approximately $308.4 million, including approximately $3.8 million of gross proceeds relating to 403,802 shares issued under our dividend reinvestment plan.

Debt financings
      Debt financing is used from time to time for acquisitions and investments as well as for property improvements, tenant improvements and other working capital needs. Financing may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate, depending on market conditions and other factors.
      On June 28, 2005, we entered into a term loan agreement with KeyBank National Association in the principal amount of $60.0 million (the “Term Loan”), which was used to pay the purchase price of 1900 and 2000 Alameda. The Term Loan was amended in August 2005 to increase the principal amount to $75.0 million in connection with the acquisition of Citymark.
      On September 9, 2005, we entered into a credit agreement with KeyBank National Association, as administrative agent for itself and the other lenders named in the credit agreement (collectively, the “Lenders”), to establish a revolving credit facility (the “Credit Facility”) with maximum aggregate borrowing capacity of $140.0 million. We established the Credit Facility for the purposes of repaying in full amounts owed under the Term Loan, providing a source of funds for future real estate investments and funding general working capital needs.

      The Credit Facility has a maturity date of September 8, 2008, which is subject to extension at our election for two successive periods of one year each, subject to specified conditions. The Credit Facility provides that we may increase the amount of the facility to $250.0 million upon written notice within 18 months of the date of the agreement, subject to KeyBank’s ability to syndicate the incremental amount to the Lenders or other lenders. The Credit Facility allows for borrowing, at our election, at a variable rate or a LIBOR-based rate plus a spread of 150 to 250 basis points based on a prescribed leverage ratio, which takes into account our effective ownership interest in the debt and certain allowable assets of entities in which we directly and indirectly invest. The weighted-average rate on outstanding loans was 6.22% as of December 31, 2005. The Credit Facility provides that it shall be an event of default if the Advisor ceases to be controlled by Hines or if Hines ceases to be majority-owned and controlled, directly or indirectly, by Jeffrey C. Hines, Chairman of the Board of Hines REIT, or certain members of his family. The Credit Facility also contains other customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of specified financial ratios.
      Through December 31, 2005, we utilized borrowings under the Credit Facility to repay amounts owed under the Term Loan, to complete our acquisition of 1515 S Street on November 2, 2005 and to fund our $18.3 million capital contribution to the Core Fund on December 1, 2005. We used proceeds from our public offering to make repayments under the Credit Facility, and the remaining principal amount due under this obligation as of December 31, 2005 was $74.9 million.
      From January 1, 2006 through March 24, 2006, we incurred borrowings totaling $77.0 million under the Credit Facility in connection with the acquisition of Airport Corporate Center on January 31, 2006 and our $17.2 million capital contribution to the Core Fund on March 1, 2006. We used proceeds from our public offering to make repayments totaling $56.9 million, and the remaining principal amount due under this obligation was $95.0 million as of March 24, 2006.
      Borrowings under the Credit Facility are secured by a pledge of our direct equity interests in any entity we invest in that directly or indirectly holds real property assets, including the Core Fund, subject to certain limitations and exceptions. We have entered into a subordination agreement with Hines and the Advisor, under which the rights of Hines and the Advisor to be reimbursed by us for organizational and offering and other expenses are subordinate to our obligations under the Credit Facility.
      In connection with the acquisition of Airport Corporate Center, on January 31, 2006 a wholly-owned subsidiary of the Operating Partnership assumed a mortgage agreement in the principal amount of $91.0 million. In connection with the acquisition of 720 Olive Way on January 31, 2006, an indirect subsidiary of the Core Fund entered into a mortgage agreement in the principal amount of $42.4 million. See “Recent Developments and Subsequent Events” for further information.

Cash flow from real estate investments and operations
      Our direct and indirect investments in real estate assets generate cash flow in the form of rental revenues from tenants less operating expenses incurred at the property level, debt service payments and capital expenditures. Operating expenses consist primarily of property taxes, salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs and property management fees. During the years ended December 31, 2005 and 2004:

•	We earned distributions of approximately $8.6 million and $247,000, respectively, related to our investment in the Core Fund, and

•	We earned distributions of approximately $2.4 million and zero, respectively, related to properties we owned directly.

Advances from affiliates
      Certain costs and expenses associated with the Offering have been paid by our Advisor on our behalf. Pursuant to the Advisory Agreement, we are obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred or 3.0% of the gross proceeds raised from the Offering. Our Advisor has also incurred certain costs and expenses related to our follow-on offering. Pursuant to the terms of the follow-on offering, we will be obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, subject to certain limitations, once the offering commences. See “— Uses of Funds — Payment of offering costs and other costs and expenses” below for a discussion of these advances and our repayment of the same.
      Our Advisor has also advanced funds to us to allow us to pay certain of our corporate-level operating expenses. As of December 31, 2005 and 2004, we owed our Advisor approximately $1.0 million and $977,000, respectively, as a result of such advances. See the discussion below regarding our Advisor’s forgiveness of related-party payable. To the extent that our operating expenses in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of Net Income (as defined in our Articles of Incorporation), our Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold.

Uses of Funds

Real estate investments
      On November 23, 2004, we commenced our real estate operations and acquired an initial interest in the Core Fund. From that date through December 31, 2004, we invested a total of approximately $28.4 million in the Core Fund. During the year ended December 31, 2005, we acquired $99.8 million of additional interests in the Core Fund, of which $81.5 million was purchased from affiliates of Hines. We owned an approximate 26.2% non-managing general partner interest in the Core Fund as of December 31, 2005.
      On June 28, 2005, we acquired 1900 and 2000 Alameda in San Mateo, California for approximately $59.8 million, including transaction costs. The buildings have an aggregate of 253,377 square feet of rentable area and were approximately 76% leased as of December 31, 2005.
      On August 24, 2005, we acquired Citymark, which is located at 3100 McKinnon Street in Dallas, Texas. The aggregate purchase price of Citymark was approximately $27.8 million, including transaction costs. Citymark is an 11-story office building constructed in 1987. The building has 217,746 square feet of rentable area and was approximately 100% leased as of December 31, 2005.
      On November 2, 2005, we acquired 1515 S Street in Sacramento, California for approximately $66.6 million, excluding transaction costs. 1515 S street consists of two 5-story office buildings and an eight-story parking garage constructed in 1987. The buildings have an aggregate of 348,881 square feet of rentable area and were approximately 100% leased as of December 31, 2005.
      On November 11, 2005, our board of directors approved an additional $100 million capital commitment to the Core Fund. Pursuant to this commitment, we made a capital contribution to the Core Fund of $18.3 million on December 1, 2005 and were committed to invest an additional $81.7 million. We contributed an additional $17.2 million to the Core Fund under this obligation on March 1, 2006. See “Recent Developments and Subsequent Events” for further information. Thereafter, we will participate in capital calls issued by the Core Fund until our capital commitment is fully funded.
      On January 31, 2006, we acquired Airport Corporate Center for approximately $156.8 million, exclusive of transaction costs, financing fees and working capital reserves, and the Core Fund acquired an approximate 80% interest in 720 Olive Way in Seattle, Washington. The contract purchase price for 720 Olive Way was approximately $83.7 million, exclusive of transaction costs, financing fees and working capital reserves. See “Recent Developments and Subsequent Events” for further information.

Payment of offering and other costs and expenses
      In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor, our Dealer Manager, Hines and their affiliates for services rendered during the various phases of our organization and operation. During the organizational and offering stage, these payments include payments to the Dealer Manager for selling commissions and dealer manager fees and payments to the Advisor for reimbursement of organization and offering costs. For the years ended December 31, 2005 and 2004, we incurred selling commissions of approximately $10.5 million and $1.1 million, respectively and we incurred dealer manager fees of approximately $4.5 million and $439,000, respectively.
      Our Advisor and its affiliates had incurred approximately $36.8 million and $24.0 million of organizational and offering costs associated with the Offering on our behalf as of December 31, 2005 and 2004, respectively. These costs are reimbursable by us to our Advisor in an amount up to 3% of gross Offering proceeds raised in the Offering. Through December 31, 2005, we paid approximately $6.0 million to our Advisor for organizational and offering costs, and our remaining payable was approximately $847,000.
      As set forth above, our obligation to reimburse the Advisor for organizational and offering costs associated with the Offering is limited to 3% of the amount of the gross offering proceeds raised from the Offering. Amounts of organizational and offering costs recorded in our financial statements in prior periods were based on estimates of gross Offering proceeds to be raised in the future through the end of the offering period. Such estimates were based on highly subjective factors such as the number of retail broker-dealers signing selling agreements with our Dealer Manager, anticipated market share penetration in the retail broker-dealer network, and the Dealer Manager’s estimate of the growth rate in sales. Based on actual gross Offering proceeds raised to date and management’s current estimate of future sales of our common shares through the end of our current offering, management expects that we will not be obligated to reimburse the Advisor for approximately $13.7 million of organizational and offering costs which were previously recorded by us. Such accruals have been reversed in our consolidated financial statements as of December 31, 2005.
      As of December 31, 2005, the Advisor had incurred on our behalf organizational and offering costs in connection with the follow-on offering of approximately $1.5 million, (of which approximately $256,000 relates to the Advisor or its affiliates). Such amount includes approximately $256,000 of organizational and internal offering costs, which have been expensed, and approximately $1.2 million of third-party offering costs which will offset net proceeds of the follow-on offering within additional paid-in capital. Pursuant to the terms of the follow-on offering, we will be obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, subject to certain limitations, once the offering commences.
      During the acquisition and operational stages, certain services related to management of our investments and operations are provided to us by our Advisor and Hines pursuant to various agreements we have entered into with these entities. Pursuant to those agreements, we will make various payments to our Advisor and/or Hines, including acquisition fees, asset management fees, property management fees, leasing fees, and payments for reimbursements of certain costs incurred by our Advisor and Hines in providing related services to the Company. We incurred cash asset management fees and acquisition fees payable to our Advisor of approximately $850,000 and $1.8 million, respectively for the year ended December 31, 2005. For the year ended December 31, 2004, we incurred cash asset management and acquisition fees (excluding amounts related to the Participation Interest) payable to our Advisor of approximately $21,000 and $388,000, respectively. For a description of the Participation Interest, see “Note 6 — Related Party Transactions — The Participation Interest” in our consolidated financial statements included elsewhere in this Form 10-K.
      Our Advisor and its affiliates have advanced or paid on our behalf certain expenses incurred in connection with our administration and ongoing operations. During the year ended December 31, 2005, the Advisor forgave approximately $1.7 million of the amounts we owed as a result of advances to us to cover certain corporate-level general and administrative expenses. As of December 31, 2005 and December 31, 2004, approximately $1.0 million and $977,000, respectively, was payable to our Advisor related to such expenses. We expect that these amounts will be repaid out of future operating cash flow.

Property Management and Leasing Fees
      We have entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which we directly invest. As compensation for its services, Hines receives the following:

•	A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. We incurred property management fees of approximately $167,000 for the year ended December 31, 2005 and we incurred no such fees for the year ended December 31, 2004.

•	A leasing fee of 1.5% of gross revenues payable over the term of each executed lease including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. We incurred no leasing, construction management or redevelopment fees during the years ended December 31, 2005 or 2004.

•	We generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’s duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses is limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. We incurred reimbursable expenses of approximately $405,000 for the year ended December 31, 2005 and incurred no such expenses for the year ended December 31, 2004.

Dividends
      In order to meet the requirements for being treated as a REIT under the Code, we must pay dividends to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. We intend to continue to declare dividends to shareholders as of daily record dates and aggregate and pay such dividends quarterly.
      During 2005, our board of directors declared dividends equal to $0.00164384 per share, per day, which equaled a 6.0% annualized rate on an investment of $10.00 per share. Additionally, our board of directors has declared dividends at the same per share amount through April 30, 2006. To date, we have paid dividends as follows:

Dividends For the Quarter Ended	Date Paid	Total Dividends

December 31, 2005	January 13, 2006	$3,001,754
September 30, 2005	October 14, 2005	$2,008,861
June 30, 2005	July 15, 2005	$1,091,813
March 31, 2005	April 7, 2005	$534,652
December 31, 2004(1)	January 14, 2005	$99,149

(1)	We commenced operations on November 23, 2004. Dividends for the quarter ended December 31, 2004 were declared for the period from November 23, 2004 through December 31, 2004.
      For the years ended December 31, 2005 and 2004, we earned distributions from our real estate investments of approximately $11.0 million and $247,000, respectively. During these periods, we also incurred cash asset management fees of approximately $850,000 and $21,000, respectively, which have been paid to our Advisor, and interest expense totaling approximately $2.0 million and zero, respectively, resulting in net cash flow available to pay dividends and distributions of approximately $8.2 million and $226,000 as of December 31, 2005 and 2004, respectively. During the same periods, we declared dividends to shareholders of approximately $6.6 million and $99,000 (as described above) and distributions to minority interest holders in the Operating Partnership of approximately $759,000 and $73,000, respectively.
      The dividends declared through April 2006 were set by our board of directors at a level we believe to be appropriate based upon an evaluation of our assets, projected levels of cash flow, additional capital and debt anticipated to be raised or incurred and invested in the future and our projected results of operations. To fund dividends paid to date, we utilized distributions we received from our real estate investments. However, after payments of such dividends, interest expense and asset management fees paid or payable to our Advisor, funds remaining were not sufficient to pay all of our corporate-level general and administrative expenses. During the years ended December 31, 2005 and 2004, respectively, our Advisor funded approximately $2.2 million and $977,000 million for the payment of our general and administrative expenses and received reimbursements totaling $375,000 and zero, respectively. These amounts, combined with advances from prior periods and the Advisor’s forgiveness during the year ended December 31, 2005 of approximately $1.7 million of general and administrative expenses, resulted in an amount due to the Advisor as of December 31, 2005 of approximately $1.0 million. We are obligated to pay this amount to the Advisor in the future, and the payment of this liability may impact our ability to pay future dividends. Our Advisor is not obligated to either advance funds for the payment of our general and administrative expenses or defer reimbursements of such advances in future periods. Our Advisor’s refusal to continue advancing funds for the payment of our general and administrative expenses and/or deferring reimbursements of such advances could have an adverse impact on our ability to pay dividends in future periods.
      To the extent our dividends exceed our earnings and profits, a portion of these dividends will constitute a return of capital for federal income tax purposes. Approximately 24% of the dividends paid during the year ended December 31, 2005 were taxable to the investor as ordinary taxable income with the remaining amount treated as return of capital. We expect a portion of future dividends paid will constitute a return of capital for federal income tax purposes.
Results of Operations
      We commenced the Offering in June 2004; however, we did not receive and accept the minimum offering proceeds of $10.0 million until November 23, 2004. On that date, we received the initial proceeds from our Offering and the $10.0 million contributed to the Operating Partnership by HREH, acquired an interest in the Core Fund and commenced operations. Our $28.4 million investment in the Core Fund was our only real estate investment as of December 31, 2004. During 2005, we acquired direct interests in three real estate assets and an additional $99.8 million interest in the Core Fund. As a result of these acquisitions, and because during the year ended December 31, 2004, we had limited operations, the revenues and expenses from our operations for the year ended December 31, 2005 reflected a significant increase compared to the revenues and expenses from our operations for the year ended December 31, 2004.
      As of December 31, 2005 we owned three office properties directly as well as an indirect interest in 10 additional office properties as a result of our interest in the Core Fund.

Direct Investments
      As discussed above, we acquired our three directly owned properties on June 28, 2005, August 24, 2005 and November 2, 2005. We had rental income and tenant reimbursements of approximately $6.1 million for the year ended December 31, 2005. Property-level expenses and property management fees for the year ended December 31, 2005 totaled approximately $3.0 million. We expect rental income and tenant reimbursements, as well as property-level expenses and property management fees, to increase as we acquire additional properties as well as operate our current properties for full reporting periods. Depreciation and amortization expense totaled approximately $3.3 million for the year ended December 31, 2005. In connection with the acquisition of these direct investments, we incurred borrowings under the Term Loan, which was replaced by the Credit Facility during the year ended December 31, 2005 (See “Sources of Funds — Debt Financings” for more information).

Our Interest in the Core Fund
      As of December 31, 2004, we had invested a total of approximately $28.4 million and owned a 12.51% non-managing general partner interest in the Core Fund. Our equity in earnings related to our investment in the Core Fund for the period from November 23, 2004 through December 31, 2004 was approximately $68,000. For the year ended December 31, 2004, the Core Fund had net income of approximately $5.9 million on revenues of approximately $145.4 million. The Core Fund’s net income for the year ended December 31, 2004 included approximately $43.6 million of non-cash depreciation and amortization expenses. The distribution we earned from the Core Fund during the year ended December 31, 2004 was approximately $247,000.
      As of December 31, 2005, we had invested a total of approximately $128.2 million and owned an approximate 26.2% non-managing general partner interest in the Core Fund. Our equity in losses related to our investment in the Core Fund for the year ended December 31, 2005 was approximately $831,000. For the year ended December 31, 2005, the Core Fund had a net loss of approximately $3.1 million on revenues of approximately $200.7 million. The Core Fund’s net income for the year ended December 31, 2005 included approximately $58.2 million of non-cash depreciation and amortization expenses. We expect revenues and expenses for the Core Fund to increase in the future as a result of a full year of operations in 2006 for properties acquired during the year ended December 31, 2005 and the impact of future acquisitions. The distributions we earned from the Core Fund during the year ended December 31, 2005 totaled approximately $8.6 million.

Asset Management and Acquisition Fees
      Asset management fees for the years ended December 31, 2005 and 2004 totaled approximately $1.7 million and $42,000, respectively, and acquisition fees for the years ended December 31, 2005 and 2004 totaled approximately $3.5 million and $776,000, respectively, which includes both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest. See “Note 6 — Related Party Transactions — The Participation Interest” in our consolidated financial statements included elsewhere in this Form 10-K for a description of the Participation Interest. Asset management fees were calculated based on the net equity capital we had invested in the real estate investments as of the end of each month. Acquisition fees were computed based on the indirect interest we acquired in the gross asset value of the Core Fund’s real estate investments and based on the purchase prices for the 1900 and 2000 Alameda, Citymark and 1515 S Street acquisitions.

General, Administrative and Other Expenses
      General and administrative expenses for the years ended December 31, 2005 and 2004 totaled approximately $2.2 million and $618,000, respectively. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. Additionally, other start-up costs of approximately $430,000 were incurred through December 31, 2004. During the year ended December 31, 2005, our Advisor forgave approximately $1.7 million of amounts previously advanced to us to cover certain corporate-level general and administrative expenses. After this forgiveness, as of December 31, 2005 and December 31, 2004, approximately $1.0 million and $977,000, respectively, was payable to our Advisor for reimbursement of such costs.

Loss Allocated to Minority Interests
      As of December 31, 2005 and 2004, Hines REIT owned a 94.24% and a 64.29% interest in the Operating Partnership, respectively, and minority interests owned the remaining 5.76% and 35.71% interests, respectively. Accordingly, we allocated losses of approximately $635,000 and $6.5 million to minority interests for the years ended December 31, 2005 and 2004, respectively, relating to the interests that affiliates of Hines own in the Operating Partnership.

Off-Balance Sheet Arrangements
      As of December 31, 2005 and December 31, 2004, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
      The following table lists our known contractual obligations as of December 31, 2005. Specifically included are our obligations under long-term debt agreements, operating lease agreements and outstanding purchase obligations:

	Payments Due by Period

	Less than			More than
Contractual Obligation	1 Year	1-3 Years	3-5 Years	5 Years

Note payable	$—	$—	$74,900,000	$—
Interest payments under outstanding note payable(1)	4,658,780	9,317,560	3,203,709	—
Obligation to purchase Airport Corporate Center	156,828,000	—	—	—
Capital commitment to the Core Fund (2)	81,700,000	—	—	—
Other long-term obligations	—	—	—	—

Total Contractual Obligations	$243,186,780	$9,317,560	$78,103,709	$—

(1)	As of December 31, 2005 the amount outstanding under our Credit Facility was $74,900,000 and the weighted average rate on outstanding loans was 6.22%. No scheduled principal payments are required until the maturity date of September 8, 2008.

(2)	No minimum time frame exists to fulfill this commitment. Therefore, this amount is based on management’s estimation of when this obligation will become due. On March 1, 2006, as the result of a Core Fund capital call, we contributed an additional $17.2 million to the Core Fund. As a result of this contribution, we owned a 27.37% non-managing general partner interest in the Core Fund and our remaining commitment to invest in the Core Fund was $64.5 million.
Recent Developments and Subsequent Events
      On January 31, 2006, we acquired Airport Corporate Center, a 45-acre office park located in the Airport West/ Doral submarket of Miami, Florida. The contract purchase price of Airport Corporate Center was approximately $156.8 million, exclusive of transaction costs, financing fees and working capital reserves. The properties consist of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land tract. The buildings have an aggregate of approximately 1,018,477 square feet of rentable area and are approximately 95% leased.
      In connection with this acquisition, on January 31, 2006 a wholly-owned subsidiary of the Operating Partnership assumed a mortgage agreement with Wells Fargo Bank, N.A., as trustee for the registered holders of certain commercial mortgage pass-through certificates, in the principal amount of $91.0 million. The loan bears interest at a fixed rate of 4.775% per annum, matures and becomes payable on March 11, 2009 and is secured by Airport Corporate Center. The mortgage agreement contains customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. The Operating Partnership has executed a customary recourse carve-out guaranty of certain obligations under the mortgage agreement and the other loan documents.
      On January 31, 2006, an indirect subsidiary of the Core Fund, along with certain institutional co-investors, acquired an office property located at 720 Olive Way in the central business district of Seattle, Washington. The indirect subsidiary of the Core Fund acquired an approximate 80% interest and the remaining 20% was acquired by the institutional co-investors. The contract purchase price of 720 Olive Way was approximately $83.7 million, exclusive of transaction costs, financing fees and working capital reserves. The property consists of a 20-story office building and a parking structure that were constructed in 1981 and substantially renovated in 1997. The building contains an aggregate of approximately 287,000 square feet of rentable area and is approximately 80% leased.
      In connection with the acquisition of 720 Olive Way, on January 31, 2006 an indirect subsidiary of the Core Fund entered into a mortgage agreement with The Prudential Insurance Company of America in the principal amount of $42.4 million. The loan bears interest at a fixed rate of 5.32% per annum, has a ten year term and is secured by 720 Olive Way. The mortgage agreement contains customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. This loan is not recourse to the Core Fund or to the Company.
      On March 1, 2006, as the result of a capital call issued by the Core Fund, we contributed an additional $17.2 million to the Core Fund. As a result of this contribution, we owned a 27.37% non-managing general partner interest in the Core Fund and our remaining commitment to invest in the Core Fund was $64.5 million.
      On March 10, 2006, a subsidiary of the Core Fund entered into a contract with an unaffiliated third party to acquire 333 West Wacker, an office property located in the central business district in Chicago, Illinois. The indirect subsidiary of the Core Fund will acquire an approximate 80% interest and the remaining 20% will be acquired by institutional co-investors. The contract purchase price for 333 West Wacker is expected to be approximately $223.0 million, exclusive of transaction costs, financing fees and working capital reserves. The Core Fund anticipates that the acquisition will be funded with borrowings under a revolving credit facility agreement held by its subsidiary, capital contributions from certain institutional co-investors and mortgage financing obtained in connection with the acquisition. The property consists of a 36-story office building and a parking structure that were constructed in 1983. The building contains an aggregate of approximately 868,000 square feet of rentable area and is approximately 92% leased. The Core Fund anticipates that the acquisition of 333 West Wacker will be consummated on April 3, 2006. Although management of the Core Fund believes the acquisition of 333 West Wacker is probable, the closing of such acquisition is subject to a number of conditions and there can be no guarantee that the acquisition of 333 West Wacker will be consummated. If the Core Fund elects not to close on 333 West Wacker, it will forfeit the $16.0 million earnest money deposit made.
      On March 23, 2006, we entered into a contract with 321 North Clark Realty LLC, a joint venture between an affiliate of Hines and an institution advised by JP Morgan Chase, to acquire, subject to customary closing conditions, 321 North Clark, an office property located in the central business district in Chicago, Illinois. The contract purchase price for 321 North Clark is expected to be approximately $247.3 million, exclusive of transaction costs, financing fees and working capital reserves. We anticipate that the acquisition will be funded with net proceeds from the Offering, borrowings under our existing revolving credit facility and debt financing obtained in connection with the acquisition. The property consists of a 35-story office building and a parking structure that were constructed in 1987. The building contains an aggregate of approximately 897,000 square feet of rentable area and is approximately 92% leased. We anticipate that the acquisition of 321 North Clark will be consummated on or about April 24, 2006. Although we believe the acquisition of 321 North Clark is probable, the closing of such acquisition is subject to a number of conditions and there can be no guarantee that the acquisition of 321 North Clark will be consummated. If we elect not to close on 321 North Clark for reasons other than the failure of certain conditions or default of the seller, we will forfeit the $10.0 million earnest money deposit made.
      From January 1 through March 24, 2006, we have received gross offering proceeds of approximately $80.1 million from the sale of 8,076,207 common shares, including approximately $1.7 million of gross proceeds relating to 180,960 shares sold under our dividend reinvestment plan. As of March 24, 2006,

169,289,526 common shares remained available for sale to the public pursuant to the Offering, exclusive of 19,596,198 common shares available under our dividend reinvestment plan.
      From January 1, 2006 through March 24, 2006, we incurred borrowings totaling $77.0 million under the Credit Facility and made principal payments totaling $56.9 million, and the remaining principal amount due under this obligation was $95.0 million as of March 24, 2006.
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
      Our total debt outstanding as of December 31, 2005 consisted of $74.9 million in borrowings under our Credit Facility and is subject to a variable rate through its maturity date of September 8, 2008. An increase in the variable interest rate on the facility constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders. During the period from January 1, 2006 through March 24, 2006, 30-day LIBOR has increased from 4.39% to 4.80%. Based on the debt outstanding as of December 31, 2005, a 1% change in interest rates would result in a change in interest expense of approximately $749,000 per year.

Item 8.     Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas
      We have audited the accompanying consolidated balance sheets of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004 and the period from August 5, 2003 (date of inception) to December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Real Estate Investment Trust, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from August 5, 2003 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 28, 2006

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004

ASSETS
Investment property, at cost:
Buildings and improvements, net	$79,461,108	$—
In-place leases, net	25,698,679	—
Land	38,416,834	—

Total investment property	143,576,621	—
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	118,574,523	28,181,662
Cash and cash equivalents	6,156,285	1,536,439
Escrowed investor proceeds	—	100,000
Distributions receivable	3,598,103	247,494
Straight-line rent receivable	276,726	—
Tenant and other receivables	807,813	—
Acquired above-market leases, net	15,099,578	—
Deferred offering costs	1,221,987	—
Deferred leasing costs, net	1,655,534	—
Deferred financing costs, net	851,206	—
Other assets	5,515,934	46,688

TOTAL ASSETS	$297,334,310	$30,112,283

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$4,280,492	$114,759
Escrowed investor proceeds liability	—	100,000
Unaccepted subscriptions for common shares	1,168,441	562,200
Due to affiliates	10,855,669	25,477,859
Acquired below-market leases, net	8,719,488	—
Other liabilities	902,246	—
Participation interest liability	3,021,780	409,160
Dividends payable	3,001,754	99,149
Distributions payable to minority interests	207,243	73,231
Notes payable	74,900,000	—

Total liabilities	107,057,113	26,836,358
Minority interest	2,192,831	3,586,629
Commitments and Contingencies
Shareholders’ equity (deficit):
Preferred shares, $.001 par value; 500 million preferred shares authorized, none issued or outstanding as of December 31, 2005 and December 31, 2004	—	—
Common shares, $.001 par value; 1,500,000,000 common shares authorized as of December 31, 2005 and December 31, 2004; 23,046,119 and 2,073,116 common shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	23,046	2,073
Additional paid-in capital	199,846,230	9,715,539
Retained deficit	(11,784,910)	(10,028,316)

Total shareholders’ equity (deficit)	188,084,366	(310,704)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$297,334,310	$30,112,283

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004 and
For the Period from August 5, 2003 (date of inception) through December 31, 2003

			Period from
			August 5, 2003
			(Date of
	Year Ended	Year Ended	Inception)
	December 31,	December 31,	Through
	2005	2004	December 31, 2003

Revenues:
Rental revenue	$6,004,953	$—	$—
Other revenue	241,852	—	—

Total revenues	6,246,805	—	—
Expenses:
Property operating expenses	2,184,169	—	—
Real property taxes	687,534	—	—
Property management fees	166,706	—	—
Depreciation and amortization	3,330,983	—	—
Asset management and acquisition fees	5,225,241	818,320	—
Organizational and offering expenses	1,735,668	14,771,095	—
Reversal of accrued organizational and offering expenses	(8,366,114)	—	—
General and administrative expenses	2,224,555	617,570	—
Forgiveness of related party payable	(1,730,000)	—	—
Other start-up costs	—	409,668	20,427

Total expenses	5,458,742	16,616,653	20,427

Income (loss) before equity in (losses) earnings, interest expense, interest income and loss allocated to minority interests	788,063	(16,616,653)	(20,427)

Equity in (losses) earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	(831,134)	68,461	—
Interest expense	(2,446,838)	—	—
Interest income	98,145	163	—
Loss allocated to minority interests	635,170	6,540,140	—

Net loss	$(1,756,594)	$(10,007,889)	$(20,427)

Basic and diluted loss per common share:
Loss per common share	$(0.16)	$(60.40)	$(20.43)

Weighted average number common shares outstanding	11,061,281	165,690	1,000

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2005 and 2004 and
For the Period from August 5, 2003 (date of inception) through December 31, 2003

					Additional		Shareholders’
	Preferred		Common		Paid-In	Retained	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

BALANCE, August 5, 2003 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of common shares	—	—	1,000	1	9,999	—	10,000
Net loss	—	—	—	—	—	(20,427)	(20,427)

BALANCE, December 31, 2003	—	—	1,000	1	9,999	(20,427)	(10,427)
Issuance of common shares	—	—	2,072,116	2,072	20,582,905	—	20,584,977
Dividends declared	—	—	—	—	(99,149)	—	(99,149)
Selling commissions and dealer manager fees	—	—	—	—	(1,582,527)	—	(1,582,527)
Other offering costs	—	—	—	—	(9,195,689)	—	(9,195,689)
Net loss	—	—	—	—	—	(10,007,889)	(10,007,889)

BALANCE, December 31, 2004	—	—	2,073,116	2,073	9,715,539	(10,028,316)	(310,704)

Issuance of common shares	—	—	20,973,003	20,973	207,642,319	—	207,663,292
Dividends declared	—	—	—	—	(6,637,079)	—	(6,637,079)
Selling commissions and dealer manager fees	—	—	—	—	(15,055,143)	—	(15,055,143)
Other offering costs, net	—	—	—	—	4,180,594	—	4,180,594
Net loss	—	—	—	—	—	(1,756,594)	(1,756,594)

BALANCE, December 31, 2005	—	$—	23,046,119	$23,046	$199,846,230	$(11,784,910)	$188,084,366

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004 and
for the Period from August 5, 2003 (date of inception) through December 31, 2003

			Period from
			August 5, 2003
	Year Ended	Year Ended	(Date of Inception)
	December 31,	December 31,	through
	2005	2004	December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,756,594)	$(10,007,889)	$(20,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,632,666	—	—
Non-cash director compensation expense	40,242	—	—
Equity in losses (earnings) of Hines-Sumisei U.S. Core Office Fund, L.P.	831,134	(68,461)	—
Loss allocated to minority interests	(635,170)	(6,540,140)	—
Accrual of organizational and offering expenses	1,735,668	14,771,095	—
Reversal of accrual of organizational and offering expenses	(8,366,114)	—	—
Forgiveness of related party payable	(1,730,000)	—	—
Changes in assets and liabilities:
Increase in other assets	(198,441)	(46,688)	—
Increase in straight-line rent receivable	(276,726)	—	—
Increase in tenant and other receivables	(807,813)	—	—
Additions to deferred lease costs	(691,257)	—	—
Increase in accounts payable and accrued expenses	1,926,985	112,535	2,224
Increase in participation interest liability	2,612,620	409,160	—
Increase in other liabilities	780,945	—	—
Increase in due to affiliates	126,946	197,548	—

Net cash used in operating activities	(1,774,909)	(1,172,840)	(18,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	(99,852,923)	(28,360,695)	—
Distributions received from Hines-Sumisei U.S. Core Office Fund, L.P. in excess of equity in earnings	5,278,320	—	—
Investments in investment property	(145,835,000)	—	—
Additions to other assets	(5,027,638)	—	—
Increase in acquired out-of-market leases, net	(7,131,807)	—	—

Net cash used in investing activities	(252,569,048)	(28,360,695)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in escrowed investor proceeds	100,000	(100,000)	—
(Increase) decrease in escrowed investor proceeds liability	(100,000)	100,000	—
Increase in unaccepted subscriptions for common shares	606,241	562,200	—
Proceeds from issuance of common stock	205,506,059	20,584,977	10,000
Payments of selling commissions and dealer manager fees	(14,283,502)	(1,245,770)	—
Payments of organizational and offering expenses	(6,000,000)	—	—
Proceeds from advances from affiliate	2,173,276	957,567	202,203
Payment on advances from affiliate	(375,000)	—	—
Dividends paid to shareholders	(1,617,483)	—	—
Dividends paid to minority interests	(624,615)	—	—
Proceeds from notes payable	222,600,000	—	—
Payments on notes payable	(147,700,000)	—	—
Additions to deferred financing costs	(1,321,173)	—	—
Additions to deferred offering costs	—	—	(183,000)
Capital contribution from minority partner in consolidated partnership	—	10,000,000	200,000

Net cash provided by financing activities	258,963,803	30,858,974	229,203

Net change in cash and cash equivalents	4,619,846	1,325,439	211,000
Cash and cash equivalents, beginning of period	1,536,439	211,000	—

Cash and cash equivalents, end of period	$6,156,285	$1,536,439	$211,000

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,964,539	$—	$—

Supplemental Schedule of Non-Cash Activities
Unpaid selling commissions and dealer manager fees	$1,108,398	$336,757	$—

Deferred offering costs offset against additional paid-in capital	$1,140,567	$9,012,689	$—

Reversal of deferred offering costs against additional paid-in capital	$(5,321,161)	$—	$—

Dividends declared and unpaid	$3,001,754	$99,149	$—

Distributions receivable	$3,598,103	$—	$—

Distributions declared and unpaid to minority interests	$207,243	$73,231	$—

Dividends reinvested	$2,116,992	$—	$—

Non-cash net assets acquired upon acquisition of property	$1,071,610	$—	$—

Accrual of deferred offering costs	$1,221,986	$—	$—

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
      Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with its consolidated subsidiaries, the “Company”), was formed on August 5, 2003 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning interests in real estate. The Company operates and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and elected to be taxed as a REIT in connection with the filing of its 2004 federal income tax return. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through a majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. Subject to certain restrictions and limitations, the business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”).

Public Offering
      On June 18, 2004, Hines REIT commenced its initial public offering, pursuant to which it is offering a maximum of 220,000,000 common shares for sale to the public (the “Offering”).
      Through December 31, 2005, the Company had received gross Offering proceeds of approximately $228.3 million from the sale of 23,044,069 common shares, including approximately $2.1 million of gross proceeds relating to 222,842 shares sold under Hines REIT’s dividend reinvestment plan. As of December 31, 2005, 177,178,773 common shares remained available for sale to the public pursuant to the Offering, exclusive of 19,777,158 common shares available under the Company’s dividend reinvestment plan. Hines REIT contributes all net proceeds from the Offering to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of December 31, 2005, Hines REIT owned a 94.24% general partner interest in the Operating Partnership.
      From January 1 through March 24, 2006, Hines REIT received gross Offering proceeds of approximately $80.1 million from the sale of 8,076,207 common shares, including approximately $1.7 million of gross proceeds relating to 180,960 shares sold under the dividend reinvestment plan. As of March 24, 2006, 169,289,526 common shares remained available for sale to the public pursuant to the Offering, exclusive of 19,596,198 common shares available under Hines REIT’s dividend reinvestment plan.

Minority Interests
      Hines Real Estate Holdings Limited Partnership, an affiliate of Hines, owned a 4.53% and 34.33% interest in the Operating Partnership as of December 31, 2005 and December 31, 2004, respectively. As a result of HALP Associates Limited Partnership’s (“HALP”) ownership of the Participation Interest (see Note 6), HALP’s percentage ownership in the Operating Partnership was 1.23% and 1.38% as of December 31, 2005 and December 31, 2004, respectively.

Investment Property
      As of December 31, 2005, the Company held direct and indirect investments in 13 office properties located in cities throughout the United States, including New York, Washington, D.C., Chicago, Houston, Dallas, San Francisco, San Diego, San Mateo and Sacramento. The Company’s interests in ten of these properties are owned indirectly through the Company’s investment in the Core Fund (as defined in Note 3). As of December 31, 2005 and December 31, 2004, the Company owned an approximate 26.2% and 12.51% non-managing general partner interest in the Core Fund, respectively. See further discussion in Note 3.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On January 31, 2006, the Company acquired a direct investment in an office complex located in Miami, Florida and an indirect interest in an office property located in Seattle, Washington (see Note 8).

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements of the Company included in this annual report include the accounts of Hines REIT, the Operating Partnership (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries (see Note 3), as well as the related amounts of minority interest. All intercompany balances and transactions have been eliminated in consolidation.
      Investments in real estate partnerships where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, such as the Company’s investment in Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”), are accounted for using the equity method. See further discussion in Note 3.

Reportable Segments
      The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has determined that it has one reportable segment, with activities related to investing in office properties. The Company’s investments in real estate generate rental revenue and other income through the leasing of office properties, which constituted 100% of the Company’s total consolidated revenues for the year ended December 31, 2005. The Company’s investments in real estate are geographically diversified throughout the United States and management evaluates operating performance on an individual property level. However, as each of the Company’s office properties has similar economic characteristics, tenants, and products and services, the Company’s office properties have been aggregated into one reportable segment.

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
      Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At December 31, 2005, management believes no such impairment has occurred.
      Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in the Company’s results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
place leases, acquired above- and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.
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
      Acquired above- and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the leases. The capitalized above- and below-market lease values are amortized as adjustments to rent revenue over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

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

Deferred Leasing Costs
      Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization was approximately $81,000 for the year ended December 31, 2005 and was recorded as an offset to rental revenue. There was no amortization expense related to other direct leasing costs for the year ended December 31, 2005.

Other Assets
      Other assets primarily consists of prepaid insurance, earnest money deposits paid in connection with future acquisitions and capitalized acquisition costs that have not yet been applied to investments in real estate assets. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods. Other assets includes the following:

	December 31,	December 31,
	2005	2004

Property acquisition escrow deposit	$5,000,000	$—
Prepaid insurance	110,155	46,688
Other	405,779	—

Total	$5,515,934	$46,688

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs
      Deferred financing costs as of December 31, 2005 consist of direct costs incurred in obtaining debt financing (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the year ended December 31, 2005, approximately $470,000 was amortized and recorded in interest expense in the accompanying consolidated statement of operations.

Unaccepted Subscriptions for Common Shares
      Unaccepted subscriptions for common shares includes proceeds related to subscriptions which had not been accepted by the Company as of December 31, 2005 and December 31, 2004.

Due to Affiliates
      Due to affiliates includes the following:

	December 31,	December 31,
	2005	2004

Organizational and offering costs	$20,587,275	$23,966,785
Reversal of organizational and offering costs	(13,687,274)	—
Follow-on offering organizational and offering costs	1,477,731	—
Dealer manager fees and selling commissions	1,108,398	336,757
Asset management and acquisition fees	324,493	197,547
General, administrative and other expenses	2,775,046	976,770
Forgiveness of related party payable	(1,730,000)	—

Total	$10,855,669	$25,477,859

      As discussed in Note 6 below, the Advisor and its affiliates have advanced or paid on behalf of the Company certain expenses incurred in connection with the Company’s administration and ongoing operations. During the year ended December 31, 2005, the Advisor forgave amounts due from the Company totaling approximately $1.7 million related to amounts previously advanced to the Company to cover certain corporate-level general and administrative expenses. This transaction is included in forgiveness of related party payable in the accompanying statement of operations for the year ended December 31, 2005.

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
      As of December 31, 2005 and December 31, 2004, the Advisor had incurred on behalf of the Company organizational and offering costs of approximately $36.8 million and $24.0 million, respectively (of which approximately $20.4 million and $14.8 million as of December 31, 2005 and December 31, 2004, respectively, relates to the Advisor or its affiliates). These amounts include approximately $21.3 million and $14.8 million as of December 31, 2005 and December 31, 2004, respectively, of organizational and internal offering costs, and approximately $15.5 million and $9.2 million as of December 31, 2005 and December 31, 2004, respectively, of third-party offering costs. For the quarter ended March 31, 2005, organizational and internal offering costs of approximately $1.5 million were expensed and included in the accompanying consolidated

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statement of operations and third-party offering costs of approximately $1.1 million were offset against additional paid-in capital on the accompanying consolidated statement of shareholders’ equity (deficit). During the period from April 1, 2005 through December 31, 2005, organizational and offering costs totaling approximately $10.2 million incurred by the Advisor (including approximately $5.0 million of organizational and internal offering costs and approximately $5.2 million of third-party offering costs) have not been recorded in the accompanying consolidated financial statements because management expects that the Company will not be obligated to reimburse the Advisor for these costs. During the year ended December 31, 2005, the Company reimbursed the Advisor for $6.0 million of organizational and offering costs.
      As set forth above, the Company’s obligation to reimburse the Advisor for organizational and offering costs is limited by the amount of gross Offering proceeds raised from the sale of the Company’s common shares in the Offering. Amounts of organizational and offering costs recorded in the Company’s financial statements in prior periods were based on estimates of gross Offering proceeds to be raised in the future through the end of the offering period. Such estimates were based on highly subjective factors including the number of retail broker-dealers signing selling agreements with the Company’s Dealer Manager, Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”), anticipated market share penetration in the retail broker-dealer network and the Dealer Manager’s best estimate of the growth rate in sales. Based on actual gross Offering proceeds raised to date and management’s current estimate of future sales of the Company’s common shares through the end of the Offering, management expects that the Company will not be obligated to reimburse the Advisor for approximately $13.7 million of organizational and offering costs, which were recorded by the Company prior to March 31, 2005. Such accruals have been reversed in the Company’s consolidated financial statements as of December 31, 2005. These reversals are reflected as a reduction of due to affiliates of approximately $13.7 million in the accompanying consolidated balance sheet, a reversal of organizational and offering expenses of approximately $8.4 million in the accompanying consolidated statements of operations and a reduction of other offering costs, net of approximately $5.3 million in the accompanying consolidated statement of shareholders’ equity (deficit).
      The Company filed a registration statement with the SEC on December 2, 2005 in connection with its follow-on offering of common shares for sale to the public. Organizational and offering costs associated with the follow-on offering have been paid by the Advisor on the Company’s behalf. Pursuant to the terms of the follow-on offering, the Company will be obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, subject to certain limitations, once the offering commences.
      As of December 31, 2005, the Advisor had incurred on the Company’s behalf organizational and offering costs in connection with the follow-on offering of approximately $1.5 million, (of which approximately $256,000 relates to the Advisor or its affiliates). Such amount includes approximately $256,000 of organizational and internal offering costs, which have been expensed, and approximately $1.2 million of third-party offering costs, which are included in deferred offering costs in the accompanying consolidated balance sheet as of December 31, 2005, and which will offset net proceeds of the follow-on offering within additional paid-in capital.

Revenue Recognition
      The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of approximately $277,000 consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Start-up Costs
      Other start-up costs recorded in the accompanying consolidated statement of operations for the year ended December 31, 2004 and the period from August 5, 2003 (date of inception) through December 31, 2003 include primarily legal and independent directors’ fees and expenses associated with the formation and initial activities of Hines REIT’s board of directors.

Stock-based Compensation
      Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock annually. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (as amended), the Company recognizes the expense related to these shares over the vesting period. During the years ended December 31, 2005 and 2004, the Company granted 3,000 and 3,000 restricted shares of common stock, respectively, to its independent board members. For the years ended December 31, 2005 and 2004, respectively, the Company amortized approximately $40,000 and $6,000 of related compensation expense. Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of income. The standard requires that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the period of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company adopted this standard on January 1, 2006 and management believes the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Income Taxes
      Hines REIT made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2004. In addition, as of December 31, 2005 and December 31, 2004 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for federal income taxes for the years ended December 31, 2005 or 2004 in the accompanying consolidated financial statements.

Per Share Data
      Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Loss per common share on a basic and diluted basis are the same because the Company has no potential dilutive common shares outstanding.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments
      Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 2005 and December 31, 2004. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
      As of December 31, 2005 and December 31, 2004, management estimates that the carrying value of cash, distributions receivable, accounts receivable, accounts payable and accrued expenses, dividends and distributions payable and notes payable were recorded at amounts which reasonably approximated fair value.

Newly Adopted Accounting Pronouncements
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. This legal obligation is absolute, despite the uncertainty regarding the timing and/or method of settlement. In addition, the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred; generally upon acquisition, construction, or development and/or through normal operation of the asset. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.
      In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF Issue No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-05 was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-05 did not have a material impact on the Company’s consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments
      The following table provides summary information regarding the Company’s properties as of December 31, 2005:

		Leasable		Ownership by
Property	Market	Square Feet	% Leased	the Company(1)

		(unaudited)	(unaudited)
Citymark	Dallas, Texas	217,746	100%	100.00%
1515 S Street	Sacramento, California	348,881	100%	100.00%
1900 and 2000 Alameda	San Mateo, California	253,377	76%	100.00%
425 Lexington Avenue	New York, New York	700,134	100%	10.64%
499 Park Avenue	New York, New York	285,890	98%	10.64%
600 Lexington Avenue	New York, New York	280,972	96%	10.64%
1200 19th Street	Washington D.C.	235,404	100%	10.64%
One Shell Plaza	Houston, Texas	1,225,646	96%	12.10%
Two Shell Plaza	Houston, Texas	565,073	92%	12.10%
The KPMG Building	San Francisco, California	379,329	94%	24.20%
101 Second Street	San Francisco, California	388,370	95%	24.20%
Three First National Plaza	Chicago, Illinois	1,418,041	93%	19.35%
525 B Street	San Diego, California	423,546	87%	24.20%

		6,722,409	95%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. As of December 31, 2005, Hines REIT owned a 94.24% interest in the Operating Partnership and was its sole general partner. Affiliates of Hines owned the remaining 5.76% interest in the Operating Partnership. The Company owned interests in all of the properties other than the Dallas, Sacramento and San Mateo buildings through its interest in the Core Fund, in which it owned an approximate 26.2% non-managing general partner interest as of December 31, 2005. The Core Fund does not own 100% of these buildings; its ownership interests in its buildings range from 40.6% to 92.4%. Real estate investments owned 100% by the Operating Partnership are referred to as “direct investments.”

Direct real estate investments
      Summarized below is certain information about the three office properties the Company owned directly as of December 31, 2005:

			Date Built/
Market	Property	Date Acquired	Renovated(1)

			(unaudited)
Dallas, Texas	Citymark	August 2005	1987
Sacramento, California	1515 S Street	November 2005	1987
San Mateo, California	1900 and 2000 Alameda	June 2005	1983, 1996 (2)

(1)	The date shown reflects the later of the buildings construction completion date or the date of the building’s most recent renovation.

(2)	1900 Alameda was constructed in 1971 and substantially renovated in 1996; 2000 Alameda was constructed in 1983.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company held no direct investments as of December 31, 2004. As of December 31, 2005, amounts of related accumulated depreciation and amortization were as follows:

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases

Cost	$79,999,888	$28,489,886	$16,207,234	$9,075,427
Less: depreciation and amortization	(538,780)	(2,791,207)	(1,107,656)	(355,939)

Net	$79,461,108	$25,698,679	$15,099,578	$8,719,488

      Amortization expense was approximately $2.8 million for in-place leases for the year ended December 31, 2005 and amortization of out-of-market leases, net, was approximately $752,000. The weighted average lease life of in-place and out-of-market leases was 7 years at December 31, 2005.
      Anticipated amortization of in-place and out-of-market leases, net, for each of the following five years ended December 31 is as follows:

	In-Place	Out-of-Market
	Leases	Leases, Net

2006	$4,925,038	$107,353
2007	4,771,205	214,673
2008	4,668,246	300,647
2009	4,068,916	395,027
2010	2,584,759	224,804
      In connection with its direct investments, the Company has entered into non-cancelable lease agreements with tenants for office space. As of December 31, 2005, the approximate fixed future minimum rentals for each of the years ending December 31, 2006 through 2010 and thereafter were as follows:

Fixed Future
Minimum Rentals

2006	$16,769,943
2007	16,664,381
2008	16,048,927
2009	10,758,644
2010	6,674,907
Thereafter	33,525,373

Total	$100,442,175

      Of the total rental revenue of the Company for the year ended December 31, 2005, approximately:

•	40% was earned from a tenant in the insurance industry, whose leases representing 36% of their space expired in December 2005 and whose remaining space expires in May 2018;

•	14% was earned from a government agency, whose leases representing 10% of their space expire in October 2012 and whose remaining space expires in April 2013; and

•	26% was earned from one tenant in the construction industry, whose leases representing 48% of their space expire in November 2009 and whose remaining space expires in November 2010.
      No other tenant leases space representing more than 10% of the total rental revenue of the Company for the year ended December 31, 2005.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Hines-Sumisei U.S. Core Office Fund, L.P.
      The Core Fund is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. As of December 31, 2004, the Company’s equity method investment in the Core Fund reflected in the accompanying consolidated balance sheet represented approximately $28.4 million the Company had invested in the Core Fund through that date as adjusted by the equity in earnings and distributions earned from the Core Fund related to that net investment for the period from November 23, 2004 to December 31, 2004. As of December 31, 2004, the Core Fund had controlling interests in eight properties located in New York City, Washington, D.C., Houston, Texas and San Francisco, California.
      During the year ended December 31, 2005, the Company acquired additional interests in the Core Fund totaling approximately $99.8 million, including purchases of approximately $81.5 million that were purchased from affiliates of Hines. The Company owned an approximate 26.2% non-managing general partner interest in the Core Fund as of December 31, 2005. During the year ended December 31, 2005, the Core Fund acquired controlling interests in two additional properties located in Chicago, Illinois and San Diego, California. For further information, see Note 6.
      The Core Fund owns interests in real estate assets through certain entities which have mortgage and other debt financing in place. None of this debt is recourse to the Core Fund or the Company. Consolidated condensed financial information of the Core Fund is summarized below:
Consolidated Condensed Balance Sheet of the Core Fund
as of December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004

ASSETS
Cash	$42,044,377	$42,595,516
Investment property, net	1,382,492,862	1,086,862,767
Other assets	275,102,476	221,677,908

Total Assets	$1,699,639,715	$1,351,136,191

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$915,030,000	$739,733,000
Other liabilities	106,125,932	68,469,945
Minority interest	260,929,015	283,165,187
Partners’ capital	417,554,768	259,768,059

Total Liabilities and Partners’ Capital	$1,699,639,715	$1,351,136,191

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Condensed Statement of Operations of the Core Fund
For the Years Ended December 31, 2005 and 2004

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Revenues and interest income	$201,604,076	$145,731,104
Operating expenses	(92,529,967)	(55,169,553)
Interest expense	(47,272,540)	(30,349,409)
Depreciation and amortization	(58,218,871)	(43,618,014)
Minority interest	(6,659,787)	(10,737,438)

Net (loss) income	$(3,077,089)	$5,856,690

      Of the total rental revenue of the Core Fund for the year ended December 31, 2005, approximately:

•	15% was earned from two affiliated tenants in the oil and gas industry, whose leases expire on December 31, 2015; and

•	38% was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027.

4.	Debt Financing
      On June 28, 2005, the Company entered into a term loan agreement with KeyBank National Association in the principal amount of $60.0 million (the “Term Loan”), which was used to pay the purchase price of 1900 and 2000 Alameda. The Term Loan was amended in August 2005 to increase the principal amount to $75.0 million in connection with the acquisition of Citymark.
      On September 9, 2005, the Company entered into a credit agreement with KeyBank, as administrative agent for itself and the other lenders named in the credit agreement (collectively, the “Lenders”), to establish a revolving credit facility (the “Credit Facility”) with maximum aggregate borrowing capacity of $140.0 million. The Company established the Credit Facility for the purposes of repaying in full amounts owed under its existing Term Loan, providing a source of funds for future real estate investments and funding its general working capital needs. The Credit Facility has a maturity date of September 8, 2008, which is subject to extension at the Company’s election for two successive periods of one year each, subject to specified conditions. The Credit Facility provides that the Company may increase the amount of the Credit Facility to $250.0 million upon written notice within 18 months of the date of the agreement, subject to KeyBank’s ability to syndicate the incremental amount to the Lenders or other lenders. The Credit Facility allows for borrowing at a variable rate or a LIBOR-based rate plus a spread ranging from 150 to 250 basis points based on a prescribed leverage ratio calculated for the Company, which ratio under the Credit Facility takes into account the Company’s effective ownership interest in the debt and certain allowable assets of entities in which the Company directly and indirectly invests. The weighted-average rate on outstanding loans under the Credit Facility was 6.22% as of December 31, 2005. The Credit Facility provides that it shall be an event of default under the agreement if the Advisor ceases to be controlled by Hines or if Hines ceases to be majority-owned and controlled, directly or indirectly, by Jeffrey C. Hines, Chairman of the Board of Hines REIT, or certain members of his family. The Credit Facility also contains customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of specified financial ratios. Management believes the Company was in compliance with such covenants as of December 31, 2005.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Outstanding loans under the Credit Facility are secured by a pledge of the Company’s direct equity interests in any entity it invests and that directly or indirectly holds real property assets, including its interest in the Core Fund, subject to certain limitations and exceptions. The Company, Hines and the Advisor have entered into a subordination agreement which provides that the respective rights of Hines and the Advisor to be reimbursed by the Company for organizational and offering and other expenses are subordinate to the Company’s obligations under the Credit Facility.
      Through December 31, 2005, the Company utilized borrowings under the Credit Facility to repay amounts owed under the Term Loan, to complete its acquisition of 1515 S Street on November 2, 2005 and to fund a $18.3 million capital contribution to the Core Fund on December 1, 2005. The Company used proceeds from the Offering to make repayments under the Credit Facility, and the remaining principal amount due under this obligation as of December 31, 2005 was $74.9 million.
      From January 1, 2006 through March 24, 2006, the Company incurred borrowings totaling $77.0 million under the Credit Facility in connection with the acquisition of Airport Corporate Center on January 31, 2006 and a $17.2 million capital contribution to the Core Fund on March 1, 2006. The Company used proceeds from the Offering to make repayments totaling $56.9 million, and the remaining principal amount due under this obligation was $95.0 million as of March 24, 2006.
      In connection with the acquisition of Airport Corporate Center, on January 31, 2006, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage agreement in the principal amount of $91.0 million. In addition, in connection with the acquisition of 720 Olive Way on January 31, 2006, an indirect subsidiary of the Core Fund entered into a mortgage agreement in the principal amount of $42.4 million. See Note 8 for further information.

5.	Dividends
      The Company’s board of directors has declared dividends for the periods listed below, payable to shareholders of record at the close of business each day during the applicable period.

	Annualized
	Rate
Dividends For the Quarter Ended	Declared(1)	Date Paid

April 30, 2006(2)	6.0%	July 2006(3)
March 31, 2006	6.0%	April 2006(3)
December 31, 2005	6.0%	January 13, 2006
September 30, 2005	6.0%	October 14, 2005
June 30, 2005	6.0%	July 15, 2005
March 31, 2005	6.0%	April 7, 2005
December 31, 2004(4)	6.0%	January 14, 2005

(1)	Dividends were declared in the amount of $0.00164384 per share per day, representing an annualized rate of 6.0% based on a price of $10.00 per share.

(2)	Represents dividends declared for the month ended April 30, 2006.

(3)	Anticipated payment date.

(4)	We commenced operations on November 23, 2004. Dividends for the quarter ended December 31, 2004 were declared for the period from November 23, 2004 through December 31, 2004.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Related Party Transactions

Advisory Agreement
      Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:
      Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. The Advisor earned cash acquisition fees totaling approximately $1.8 million and $388,000 for the years ended December 31, 2005 and 2004, respectively, which have been recorded as an expense in the accompanying consolidated statements of operations. See discussion of the Participation Interest below.
      Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee is earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. The Advisor earned cash asset management fees totaling approximately $850,000 and $21,000 during the years ended December 31, 2005 and 2004, respectively, which have been recorded as an expense in the accompanying consolidated statements of operations. See discussion of the Participation Interest below.
      Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company reimburses the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. As of December 31, 2005 and December 31, 2004 the Advisor had advanced to or paid on behalf of the Company approximately $3.2 million and $977,000, respectively, to fund certain costs incurred by the Company. During the year ended December 31, 2005, the Advisor forgave amounts due from the Company totaling approximately $1.7 million related to amounts previously advanced to the Company to cover certain general and administrative expenses. This transaction is included in forgiveness of related party payable in the accompanying statements of operations for the year ended December 31, 2005. The remaining balance due to the Advisor of approximately $1.0 million, net of repayments of approximately $375,000 for the year ended December 31, 2005, is included in due to affiliates in the accompanying consolidated balance sheet. Management expects that these amounts, other than the amounts previously forgiven, will be repaid from future operating cash flow.
      Reimbursement by the Advisor to the Company — The Advisor must reimburse the Company quarterly for any amounts by which operating expenses exceed, in any four consecutive fiscal quarters, the greater of (i) 2.0% of the Company’s average invested assets, which consists of the average book value of its real estate properties, both equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, or (ii) 25.0% of its net income (as defined by the Company’s Amended and Restated Articles of Incorporation), excluding the gain on sale of any of the Company’s assets, unless Hines REIT’s independent directors determine that such excess was justified. Operating expenses generally include all expenses paid or incurred by the Company as determined by generally accepted accounting principles, except certain expenses identified in Hines REIT’s Amended and Restated Articles of Incorporation.

Dealer Manager Agreement
      The Company has retained HRES, an affiliate of the Advisor, to serve as the dealer manager for the Offering. Pursuant to the dealer manager agreement the Company has entered into with HRES, the Company

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pays HRES selling commissions in an amount of up to 6.0% of the gross proceeds of the common shares sold pursuant to the Offering (up to 4.0% for common shares issued pursuant to the dividend reinvestment plan), all of which is reallowed to participating broker-dealers, plus a dealer manager fee in the amount of 2.2% of the gross proceeds of the common shares sold pursuant to the Offering, a portion of which may be reallowed to selected participating broker-dealers. No dealer manger fee is paid with respect to the common shares sold pursuant to Hines REIT’s dividend reinvestment plan. Additionally, the Company or the Advisor may reimburse HRES for certain employee compensation and other expenses relating to the Offering, including but not limited to reimbursement of up to 0.5% of gross proceeds for bona fide due diligence expenses incurred by HRES. Selling commissions of approximately $10.5 million and $1.1 million and dealer manager fees of approximately $4.5 million and $439,000 were earned by HRES for the years ended December 31, 2005 and 2004, respectively, which have been offset against additional paid-in capital in the accompanying consolidated statement of shareholders’ equity (deficit). These amounts, net of repayments, resulted in a liability of approximately $1.1 million and $337,000 as of December 31, 2005 and 2004, respectively.

Property Management and Leasing Agreements
      The Company has entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which it directly invests. As compensation for its services, Hines receives the following:

•	A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. The Company incurred property management fees of approximately $167,000 for the year ended December 31, 2005. This amounts, net of payments, resulted in a liability of approximately $31,000 as of December 31, 2005, which has been included in the accompanying consolidated balance sheets. The Company incurred no property management fees for the year ended December 31, 2004.

•	A leasing fee of 1.5% of gross revenues payable over the term of each executed lease including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. The Company incurred no leasing, construction management or redevelopment fees during the years ended December 31, 2005 or 2004.

•	The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’s duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses will be limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. The Company incurred reimbursable expenses of approximately $405,000 for the year ended December 31, 2005. This amount, net of payments, resulted in a liability of approximately $100,000 as of December 31, 2005, which has been included in the accompanying consolidated balance sheet. The Company incurred no reimbursable expenses for the year ended December 31, 2004.

The Participation Interest
      Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.23% and 1.38% as of December 31, 2005 and December 31, 2004, respectively. The Participation Interest entitles HALP to receive

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.
      As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled approximately $3.0 million and $409,000 as of December 31, 2005 and December 31, 2004, respectively, and is included in participation interest liability in the accompanying consolidated balance sheets. The related expense for asset management and acquisition fees of approximately $2.6 million and $409,000 for the years ended December 31, 2005 and 2004, respectively, is included in asset management and acquisition fees in the accompanying consolidated statements of operations.

Acquisition of Interests in the Core Fund
      During the years ended December 31, 2005 and 2004, the Company acquired interests in the Core Fund totaling approximately $99.8 million and $28.4 million, respectively (of which $81.5 million and $28.4 million, respectively, was acquired from affiliates of Hines). The Company acquired the interests from affiliates of Hines at the same price at which the affiliates originally acquired the interests (in the form of limited partnership interests). See further discussion of the Company’s investment in the Core Fund in Note 3.

7.	Commitments and Contingencies
      On October 12, 2005, the Company entered into a contract to acquire Airport Corporate Center, a 45-acre office park located in the Airport West/ Doral submarket of Miami, Florida. This acquisition was completed on January 31, 2006. See Note 8 for further discussion.
      Effective November 14, 2005, the Company entered into an agreement to make a $100 million capital commitment to the Core Fund. Pursuant to this agreement, the Company made a capital contribution to the Core Fund of $18.3 million on December 1, 2005, and the remaining obligation as of December 31, 2005 was $81.7 million. The Company made an additional capital contribution on March 1, 2006. See Note 8 for further discussion.

8.	Subsequent Events
      On January 31, 2006, the Company acquired Airport Corporate Center, a 45-acre (unaudited) office park located in the Airport West/ Doral submarket of Miami, Florida. The contract purchase price of Airport Corporate Center was approximately $156.8 million, exclusive of transaction costs, financing fees and working capital reserves. The properties consist of 11 buildings constructed between 1982 and 1996 and a 5.46-acre (unaudited) land tract. The buildings have an aggregate of approximately 1,018,477 square feet (unaudited) of rentable area and were approximately 95% leased (unaudited) as of the date of acquisition.
      In connection with this acquisition, on January 31, 2006 a wholly-owned subsidiary of the Operating Partnership assumed a mortgage agreement with Wells Fargo Bank, N.A., as trustee for the registered holders of certain commercial mortgage pass-through certificates, in the principal amount of $91.0 million. The loan bears interest at a fixed rate of 4.775% per annum, matures and becomes payable on March 11, 2009 and is secured by Airport Corporate Center. The mortgage agreement contains customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. The Operating Partnership has executed a customary recourse carve-out guaranty of certain obligations under the mortgage agreement and the other loan documents.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On January 31, 2006, an indirect subsidiary of the Core Fund, along with certain institutional co-investors, acquired an office property located at 720 Olive Way in the central business district of Seattle, Washington. The indirect subsidiary of the Core Fund acquired an approximate 80% interest and the remaining 20% was acquired by the institutional co-investors. The contract purchase price of 720 Olive Way was approximately $83.7 million, exclusive of transaction costs, financing fees and working capital reserves. The property consists of a 20-story office building and a parking structure that were constructed in 1981 and substantially renovated in 1997. The building contains approximately 287,000 square feet (unaudited) of rentable area and was approximately 80% leased (unaudited) at the date of acquisition.
      In connection with the acquisition of 720 Olive Way, on January 31, 2006 an indirect subsidiary of the Core Fund entered into a mortgage agreement with The Prudential Insurance Company of America in the principal amount of $42.4 million. The loan bears interest at a fixed rate of 5.32% per annum, has a ten year term and is secured by 720 Olive Way. The mortgage agreement contains customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. This loan is not recourse to the Core Fund or to the Company.
      On March 1, 2006, as the result of a capital call issued by the Core Fund, the Company contributed an additional $17.2 million to the Core Fund. As a result of this contribution, the Company owned a 27.37% non-managing general partner interest in the Core Fund and its remaining commitment to invest in the Core Fund was $64.5 million.
      On March 10, 2006, a subsidiary of the Core Fund entered into a contract with an unaffiliated third party to acquire, subject to customary closing conditions, 333 West Wacker, an office property located in the central business district in Chicago, Illinois. The indirect subsidiary of the Core Fund will acquire an approximate 80% interest and the remaining 20% will be acquired by institutional co-investors. The contract purchase price for 333 West Wacker is expected to be approximately $223.0 million, exclusive of transaction costs, financing fees and working capital reserves. The Core Fund anticipates that the acquisition will be funded with borrowings under a revolving credit facility agreement held by its subsidiary, capital contributions from certain institutional co-investors and mortgage financing obtained in connection with the acquisition. The property consists of a 36-story office building and a parking structure that were constructed in 1983. The building contains an aggregate of approximately 868,000 square feet (unaudited) of rentable area and is approximately 92% leased (unaudited). The Core Fund anticipates that the acquisition of 333 West Wacker will be consummated on April 3, 2006. Although management of the Core Fund believes the acquisition of 333 West Wacker is probable, the closing of such acquisition is subject to a number of conditions and there can be no guarantee that the acquisition of 333 West Wacker will be consummated. If the Core Fund elects not to close on 333 West Wacker, it will forfeit the $16.0 million earnest money deposit made.
      On March 23, 2006, the Company entered into a contract with 321 North Clark Realty LLC, a joint venture between an affiliate of Hines and an institution advised by JP Morgan Chase, to acquire, subject to customary closing conditions, 321 North Clark, an office property located in the central business district in Chicago, Illinois. The contract purchase price for 321 North Clark is expected to be approximately $247.3 million, exclusive of transaction costs, financing fees and working capital reserves. The Company anticipates that the acquisition will be funded with net proceeds from the Offering, borrowings under the Company’s existing revolving credit facility and debt financing obtained in connection with the acquisition. The property consists of a 35-story office building and a parking structure that were constructed in 1987. The building contains an aggregate of approximately 897,000 square feet (unaudited) of rentable area and is approximately 92% leased (unaudited). The Company anticipates that the acquisition of 321 North Clark will be consummated on or about April 24, 2006. Although the Company believes the acquisition of 321 North

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Clark is probable, the closing of such acquisition is subject to a number of conditions and there can be no guarantee that the acquisition of 321 North Clark will be consummated. If the Company elects not to close on 321 North Clark for reasons other than the failure of certain conditions or default of the seller, it will forfeit the $10.0 million earnest money deposit made.
      From January 1 through March 24, 2006, the Company received gross offering proceeds of approximately $80.1 million from the sale of 8,076,207 common shares, including approximately $1.7 million of gross proceeds relating to 180,960 shares sold under the dividend reinvestment plan. As of March 24, 2006, 169,289,526 common shares remained available for sale to the public pursuant to the Offering, exclusive of 19,596,198 common shares available under the dividend reinvestment plan.
      From January 1, 2006 through March 24, 2006, the Company incurred borrowings totaling $77.0 million under the Credit Facility and made principal payments totaling $56.9 million, and the remaining principal amount due under this obligation was $95.0 million as of March 24, 2006.

9.	Quarterly Financial data (unaudited)
      The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2005:

	For the Quarter Ended				For the
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005

Revenues	$—	$47,609	$2,073,371	$4,125,825	$6,246,805
Equity in earnings (losses) of Hines-Sumisei U.S. Core Office Fund, L.P.	$(28,944)	$44,549	$(75,758)	$(770,981)	$(831,134)
Net income (loss)	$(2,236,580)	$(1,895,654)	$5,257,926	$(2,882,286)	$(1,756,594)
Income (loss) per common share:
Basic and diluted	$(0.62)	$(0.24)	$0.40	$(0.22)	$(0.16)
      The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2004:

	For the Quarter Ended				For the
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2004	2004	2004	2004	2004

Revenues	$—	$—	$—	$—	$—
Equity in earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	$—	$—	$—	$68,461	$68,461
Net loss	$(155,866)	$(269,913)	$(286,341)	$(9,295,769)	$(10,007,889)
Loss per common share:
Basic and diluted	$(155.87)	$(269.91)	$(286.34)	$(14.17)	$(60.40)
* * * * *

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.
Item 9A.     Controls and Procedures
      In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
      Beginning in the third quarter of 2006, we expect to upgrade our financial and accounting systems and implement a new enterprise-wide accounting and lease management system. This new software, which Hines intends to implement through substantially all of its operations, will affect many aspects of our accounting and financial systems and procedures and will result in a significant change to our internal controls. The implementation of these systems upgrades will likely have a material impact on our internal control over financial reporting, but these upgrades are not being implemented in response to an identified significant control deficiency or material weakness. While we believe that these changes will improve and strengthen our overall system of internal control, there are inherent risks associated with implementing changes of this magnitude. We expect to modify our system of internal control over financial reporting in order to address the impact of these planned systems upgrades, and provide that our controls, as modified, continue to be designed appropriately and operate effectively.
Item 9B.     Other Information
      None.
PART III
Item 10.     Directors and Executive Officers of the Registrant
      The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2006.
Item 11.     Executive Compensation
      The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2006.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2006.
Item 13.     Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2006.

Item 14.     Principal Accountant Fees and Services
      The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2006.
PART IV
Item 15.     Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements

Hines Real Estate Investment Trust, Inc.
Consolidated Financial Statements — Years Ended December 31, 2005 and 2004 and Period from August 5, 2003 Through December 31, 2003
Report of Independent Registered Public Accounting Firm	52
Audited Consolidated Financial Statements
Consolidated Balance Sheets	53
Consolidated Statements of Operations	54
Consolidated Statement of Shareholders’ Equity (Deficit)	55
Consolidated Statements of Cash Flows	56
Notes to Consolidated Financial Statements	57
Hines-Sumisei U.S. Core Office Fund, L.P.
Consolidated Financial Statements — Years Ended December 31, 2005 and 2004
Report of Independent Registered Public Accounting Firm	76
Audited Consolidated Financial Statements
Consolidated Balance Sheets	77
Consolidated Statements of Operations	78
Consolidated Statement of Partners’ Equity	79
Consolidated Statements of Cash Flows	80
Notes to Consolidated Financial Statements	81
      (2) Financial Statement Schedules

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 101 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
      (b) Exhibits
      Reference is made to the Index beginning on page 96 for a list of all exhibits filed as a part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Hines-Sumisei U.S. Core Office Fund, L.P.
Houston, Texas
      We have audited the accompanying consolidated balance sheets of Hines-Sumisei U.S. Core Office Fund, L.P. and subsidiaries (the “Partnership”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines-Sumisei U.S. Core Office Fund, L.P. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 27, 2006

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

	2005	2004

ASSETS
Investment property — at cost:
Buildings and improvements — net of accumulated depreciation of $31,433,267 and $13,511,390 at December 31, 2005 and 2004, respectively	$770,178,202	$560,887,553
In-place leases — net of accumulated amortization of $75,304,452 and $36,385,591 at December 31, 2005 and 2004, respectively	277,567,502	242,098,226
Land	334,747,158	283,876,988

Total investment property	1,382,492,862	1,086,862,767
Cash and cash equivalents	42,044,377	42,595,516
Restricted cash	2,137,237	13,139,238
Straight-line rent receivable	26,999,653	11,477,523
Tenant and other receivables	5,001,999	1,836,391
Deferred financing costs, net of accumulated amortization of $5,902,849 and $3,034,386 at December 31, 2005 and 2004, respectively	21,358,223	23,456,139
Deferred leasing costs, net of accumulated amortization of $3,512,955 and $366,229 at December 31, 2005 and 2004, respectively	52,147,787	12,740,735
Acquired above-market leases, net of accumulated amortization of $37,509,274 and $15,888,581 at December 31, 2005 and 2004, respectively	160,330,393	157,844,784
Prepaid expenses and other assets	7,127,184	1,183,098

TOTAL ASSETS	$1,699,639,715	$1,351,136,191

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$50,559,152	$14,592,564
Straight-line rent payable	319,359	127,546
Acquired below-market leases, net of accumulated amortization of $9,689,871 and $4,302,381 at December 31, 2005 and 2004, respectively	18,969,632	16,139,137
Other liabilities	15,062,043	24,416,325
Distributions payable	13,960,104	7,077,685
Dividends and distributions payable to minority interest holders	7,255,642	6,116,688
Notes payable	915,030,000	739,733,000

Total liabilities	1,021,155,932	808,202,945
Commitments and contingencies	—	—
Minority interest	260,929,015	283,165,187
Partners’ equity	417,554,768	259,768,059

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$1,699,639,715	$1,351,136,191

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004

	2005	2004

Revenues:
Rental revenues	$190,686,009	$136,811,083
Other revenues	9,990,629	8,572,852

Total revenues	200,676,638	145,383,935

Expenses:
Depreciation and amortization	58,218,871	43,618,014
Property operating expenses	46,557,672	25,634,566
Real property taxes	37,213,454	21,633,532
Property management fees	3,912,329	2,406,083
General and administrative	4,846,512	5,495,372

Total expenses	150,748,838	98,787,567

Income before interest income, interest expense and income allocated to minority interests	49,927,800	46,596,368
Interest income	927,438	347,169
Interest expense	(47,272,540)	(30,349,409)
Income allocated to minority interests	(6,659,787)	(10,737,438)

Net (loss) income	$(3,077,089)	$5,856,690

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the Years Ended December 31, 2005 and 2004

	Managing	Other
	Partner	Partners	Total

BALANCE — January 1, 2004	$(21,222)	$(2,100,908)	$(2,122,130)
Contributions from partners	284,990	364,729,797	365,014,787
Distributions to partners	(30,704)	(22,264,187)	(22,294,891)
Net income	8,564	5,848,126	5,856,690
Redemption of partnership interests	(5,116)	(85,126,602)	(85,131,718)
Adjustment for basis difference	(1,554,679)	—	(1,554,679)

BALANCE — December 31, 2004	(1,318,167)	261,086,226	259,768,059
Contributions from partners	206,564	199,060,100	199,266,664
Distributions to partners	(58,278)	(39,823,702)	(39,881,980)
Net loss	(3,066)	(3,074,023)	(3,077,089)
Adjustment for basis difference	1,479,114	—	1,479,114

BALANCE — December 31, 2005	$306,167	$417,248,601	$417,554,768

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,077,089)	$5,856,690
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	64,152,689	46,065,861
Amortization of out-of-market leases — net	16,233,203	10,824,205
Minority interest in earnings of consolidated entities	6,659,787	10,737,438
Changes in assets and liabilities:
(Increase) decrease in tenant and other receivables	(2,908,987)	785,835
Increase in straight-line rent receivable	(15,522,130)	(8,598,417)
Additions to deferred lease costs	(22,154,227)	(12,226,055)
Decrease in prepaid expenses and other assets	(109,289)	(1,052,981)
Increase in accounts payable and accrued expenses	14,335,924	8,258,568
Increase in straight-line rent payable	191,813	127,546
(Decrease) increase in other liabilities	(10,900,284)	18,548,857

Net cash provided by operating activities	46,901,410	79,327,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in investment property	(348,116,934)	(589,862,570)
(Decrease) increase in restricted cash	11,002,001	(2,561,057)
Increase in acquired out-of-market leases — net	(16,091,507)	(137,595,344)
Increase in other assets	(6,000,000)	—

Net cash used in investing activities	(359,206,440)	(730,018,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	180,429,700	320,962,073
Contributions from minority interest holders	23,309,264	191,981,307
Distributions to partners	(32,999,561)	(15,217,206)
Dividends to minority interest holders	(30,479,084)	(32,445,262)
Redemption to partners	—	(85,131,718)
Redemptions to minority interests	—	(20,000,000)
Proceeds from notes payable	346,140,000	436,339,892
Repayments of notes payable	(170,843,000)	(95,511,892)
(Decrease) increase in security deposit liabilities	(1,800,929)	4,014,425
Additions to deferred financing costs	(2,002,499)	(18,271,755)

Net cash provided by financing activities	311,753,891	686,719,864

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(551,139)	36,028,440
CASH AND CASH EQUIVALENTS — Beginning of year	42,595,516	6,567,076

CASH AND CASH EQUIVALENTS — End of year	$42,044,377	$42,595,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$42,496,380	$26,630,223

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Accrued additions to investment property	$2,835,709	$—

Distributions payable	$13,960,104	$7,077,685

Dividends payable to minority interest holders	$7,255,642	$6,116,688

Conversion of note payable to equity	$—	$44,052,714

Redemption of minority interests	$18,836,964	$—

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2005 and 2004
1. ORGANIZATION
      Hines-Sumisei U.S. Core Office Fund, L.P. and consolidated subsidiaries (the “Fund”) was organized in August 2003 as a Delaware limited partnership by affiliates of Hines Interests Limited Partnership (“Hines”) for the purpose of investing in existing office properties (“Properties”) in the United States. The Fund’s third-party investors are primarily U.S. and foreign institutional investors. The managing general partner is Hines US Core Office Capital LLC (“Capital”), an affiliate of Hines.
      As of December 31, 2005, the Fund owned indirect interests in the following office properties:

		Effective
		Ownership
		by the Fund
		December 31,
Property	Market	2005(1)

425 Lexington Avenue	New York, New York	40.6%
499 Park Avenue	New York, New York	40.6%
1200 Nineteenth Street	Washington D.C.	40.6%
600 Lexington Avenue	New York, New York	40.6%
One Shell Plaza	Houston, Texas	46.2%
Two Shell Plaza	Houston, Texas	46.2%
The KPMG Building	San Francisco, California	92.4%
101 Second Street	San Francisco, California	92.4%
Three First National Plaza	Chicago, Illinois	73.9%
525 B Street	San Diego, California	92.4%

(1)	This percentage shows the Fund’s effective ownership interests in the applicable operating companies (“Companies”) that own the Properties. The Fund holds an indirect ownership interest in the Companies through its investments in 1) Hines-Sumisei NY Core Office Trust I (“Trust I”) (40.60% at December 31, 2005), 2) Hines-Sumisei NY Core Office Trust II (“Trust II”) (40.60% at December 31, 2005) and 3) Hines-Sumisei U.S. Core Office Trust (“Trust III”) (99.43% at December 31, 2005).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Basis of Presentation — The consolidated financial statements include the accounts of the Fund, as well as the accounts of entities over which the Fund exercises financial and operating control and the related amounts of minority interest. All intercompany balances and transactions have been eliminated in consolidation.
      Investment Property — Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, does not exceed the individual property’s fair value. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are 7 to 10 years for furniture and fixtures, 15 to 20 years for electrical and mechanical installations, and 40 years for buildings. Major replacements where the betterment extends the useful life of the assets are capitalized. Maintenance and repair items are expensed as incurred.
      Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
values to reflect impairment in the value of the asset. At December 31, 2005 and 2004, management believes no such impairment has occurred.
      Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in the Fund’s results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.
      The estimated fair value of acquired in-place leases are the costs the Fund would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Fund evaluates the time period over which such occupancy levels would be achieved and includes an estimate of the net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.
      Acquired above- and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the leases. The capitalized above- and below-market lease values are amortized as adjustments to rent revenue over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.
      Cash and Cash Equivalents — The Fund defines cash and cash equivalents as cash on hand and investment instruments with original maturities of three months or less.
      Restricted Cash — At December 31, 2005 and 2004, restricted cash consists of tenant security deposits and escrow deposits held by lenders for property taxes, tenant improvements and leasing commissions. Substantially all restricted cash is invested in demand or short-term instruments.
      Deferred Financing Costs — Deferred financing costs consist of direct costs incurred in obtaining the notes payable (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the term of the notes. For the years ended December 31, 2005 and 2004, $4,154,544 and $2,447,847 respectively, was amortized into interest expense.
      Deferred Leasing Costs — Direct leasing costs, primarily third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization was $1,785,649 and $0 for the years ended December 31, 2005 and 2004, respectively, and was recorded as an offset to rental revenue. Amortization expense related to other direct leasing costs for the years ended December 31, 2005 and 2004, was $1,371,758 and $344,103, respectively.
      Revenue Recognition — The Fund recognizes rental revenue on a straight-line basis over the life of the lease, including the effect of rent holidays, if any. Straight-line rent receivable included in the accompanying consolidated balance sheets consists of the difference between the tenants’ rent calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining term of the related leases and the tenants’ actual rent due under the leases.
      Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when the companies have satisfied all obligations under the agreement. For the years ended

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004, the Fund recorded $22,000 and $13,162,660, respectively, in rental revenue relating to lease termination fees.
      Environmental Remediation Costs — The Fund accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.
      Income Taxes — No provision for income taxes is made in the accounts of the Fund since such taxes are liabilities of the partners and depend upon their respective tax situations.
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
      Reclassifications — Certain reclassifications have been made to amounts in the 2004 consolidated financial statements to be consistent with the 2005 presentation. These include the reclassification of (i) changes in tenant security deposit liabilities from operating activities to financing activities in the consolidated statements of cash flows, (ii) unearned income liabilities from accounts payable and accrued expenses to other liabilities in the consolidated balance sheets and in the consolidated statements of cash flows, and (iii) tenant billback revenue from rental revenues to other revenues in the consolidated statements of operations.
      Newly Adopted Accounting Pronouncements — In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was revised in December 2003. FIN 46, as amended, establishes criteria to identify and assess a company’s interest in variable interest entities and for consolidating those entities. This interpretation is effective immediately for nonpublic companies regarding their interests in entities that were formed after December 31, 2003, and is effective no later than the beginning of the first annual period beginning after December 31, 2004, for their interests in entities that were formed on or before December 31, 2003. Related to all variable interests in entities, in which the Fund has an interest, the adoption of this interpretation did not have a material impact on the Fund’s financial statements.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. This legal obligation is absolute, despite the uncertainty regarding the timing and/or method of settlement. In addition, the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred; generally upon acquisition, construction, or development and/or through normal operation of the asset. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. Pursuant to the adoption of FIN 47, the Fund has determined that certain asset retirement obligations meet the criteria for recording a liability and has recorded an asset retirement obligation totaling approximately $2,308,500, which is included in other liabilities in the consolidated balance sheet as of December 31, 2005.
      In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF Issue No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-05 was effective after June 29, 2005, for all newly formed limited partnerships and

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Management does not expect the adoption of EITF Issue No. 04-05 to have a material impact on the Fund’s financial position, results of operations or cash flows.

3.	REAL ESTATE INVESTMENTS
      At December 31, 2005, the Fund indirectly owned interests in the following properties:

		Acquisition	Leasable	% Leased
Property	Market	Date	Square Feet	at 12/31/05

			(Unaudited)	(Unaudited)
425 Lexington Avenue	New York, New York	August 19, 2003	700,134	100%
499 Park Avenue	New York, New York	August 19, 2003	285,890	98%
1200 Nineteenth Street	Washington D.C.	August 19, 2003	235,404	100%
600 Lexington Avenue	New York, New York	February 2, 2004	280,972	96%
One Shell Plaza	Houston, Texas	May 10, 2004	1,225,646	96%
Two Shell Plaza	Houston, Texas	May 10, 2004	565,073	92%
The KPMG Building	San Francisco, California	September 20, 2004	379,329	94%
101 Second Street	San Francisco, California	September 20, 2004	388,370	95%
Three First National Plaza	Chicago, Illinois	March 22, 2005	1,418,041	93%
525 B Street	San Diego, California	August 10, 2005	423,546	87%

Total			5,902,405

      As of December 31, 2005, accumulated depreciation and amortization related to investments in real estate assets and related lease intangibles were as follows:

			Acquired	Acquired
	Buildings and		Above-Market	Below-Market
	Improvements	In-Place Leases	Leases	Leases

Cost	$801,611,469	$352,871,954	$197,839,667	$28,659,503
Less: depreciation and amortization	(31,433,267)	(75,304,452)	(37,509,274)	(9,689,871)

Net	$770,178,202	$277,567,502	$160,330,393	$18,969,632

      Amortization expense was $38,918,861 and $32,491,848 for in-place leases for the years ended December 31, 2005 and 2004, respectively. Amortization of out-of-market leases, net, was approximately $16,233,203 and $10,824,205 for the years ended December 31, 2005 and 2004, respectively. The weighted-average lease life of in-place and out-of-market leases was eight years at December 31, 2005.
      Anticipated amortization of in-place and out-of-market leases, net, for the next five years is as follows:

	In-Place	Out-of-Market
Years Ending December 31	Leases	Leases — Net

2006	$37,219,639	$14,668,353
2007	34,242,158	15,094,702
2008	30,356,051	16,528,137
2009	27,429,727	17,026,761
2010	25,306,757	15,911,335

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	NOTES PAYABLE
      The Fund’s notes payable at December 31, 2005 and 2004 consist of the following:

			Outstanding	Outstanding
			Principal	Principal
			Balance at	Balance at
		Maturity	December 31,	December 31,
Description	Interest Rate	Date	2005	2004

Mortgage Debt
Secured Non-recourse Fixed Rate Mortgage Loans —
Bank of America/Connecticut General Life Insurance — 425 Lexington Avenue, 499 Park Avenue, 1200 Nineteenth Street
Note A1	4.7752%	9/01/2013	$160,000,000	$160,000,000
Note A2	4.7752%	9/01/2013	104,600,000	104,600,000
Note B	4.9754%	9/01/2013	51,805,000	51,805,000
Prudential Financial, Inc — 600 Lexington Avenue	5.74%	3/01/2014	49,850,000	49,850,000
Prudential Mortgage Capital Company Note A — One Shell Plaza/Two Shell Plaza	4.64%	6/01/2014	131,962,500	131,962,500
Prudential Mortgage Capital Company Note B — One Shell Plaza/Two Shell Plaza	5.29%	6/01/2014	63,537,500	63,537,500
Nippon Life Insurance Companies — The KPMG Building	5.13%	9/20/2014	80,000,000	80,000,000
Nippon Life Insurance Companies — 101 Second Street	5.13%	4/19/2010	75,000,000	75,000,000
The Northwestern Mutual Life Insurance Company — Three First National Plaza	4.67%	4/01/2012	126,900,000	—
NLI Properties East, Inc. — 525 B Street	4.69%	8/07/2012	52,000,000	—

			895,655,000	716,755,000

Variable Rate Mezzanine Loans —
The Northwestern Mutual Life Insurance Company — Three First National Plaza	30 day LIBOR + 1.00%	4/01/2010	14,100,000	—
Prudential Mortgage Capital Company — The KPMG Building/101 Second Street	30 day LIBOR + 3.75%	10/1/2005	—	22,978,000

			14,100,000	22,978,000

Revolving Credit Facilities
Key Bank National Association — Trust I and Trust II	60 day LIBOR + 2.0% to 2.25%	1/28/2008	5,275,000	—

Total			$915,030,000	$739,733,000

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Debt:

Secured Non-recourse Fixed Rate Mortgage Loans:
      Bank of America/Connecticut General Life Insurance Note A and Note B — The non-recourse loan agreement obligations are secured by mortgages on 425 Lexington Avenue, 499 Park Avenue, and 1200 Nineteenth Street; the leases on these properties; a security interest in personal property in these properties; and an assignment of the property management agreements. The loan agreement requires monthly payments of interest only, and all outstanding principal and unpaid interest must be paid by September 1, 2013. No prepayment of the loan agreement was allowed prior to September 1, 2005. After September 1, 2005, prepayment of the entire principal balance of the loan is permitted with payment of a premium.
      Prudential Financial, Inc. — On February 2, 2004, Hines 600 Lexington Ave LLC entered into a loan agreement with Cigna Retirement & Investment Services. The non-recourse loan was subsequently transferred to Prudential Financial, Inc. under the original terms in April 2004. The loan agreement obligations are secured by a mortgage on 600 Lexington Avenue, the leases on this property, a security interest in personal property in this property, and an assignment of the property management agreement. The loan agreement requires monthly interest payments, and all outstanding principal and unpaid interest must be paid by March 1, 2014. No prepayment of the loan is allowed prior to March 1, 2006. After March 1, 2006, prepayment of the entire principal balance of the loan is permitted with payment of a premium.
      Prudential Mortgage Capital Company — The non-recourse loan agreement obligations are secured by mortgages on One Shell Plaza and Two Shell Plaza (the “Shell Buildings”), the leases on these properties, a security interest in personal property in these properties, and an assignment of the property management agreements. The loan agreement requires monthly interest-only payments through 2009. Principal and interest payments begin July 1, 2009 through June 1, 2014, the maturity date of the loan. Prepayment of the entire principal balance of the loan is permitted with payment of a premium upon 30 days’ written notice to the lender.
      Nippon Life Insurance Companies — The non-recourse loan is secured by a mortgage on The KPMG Building, the leases on this property, a security interest in personal property in this property, and an assignment of the property management agreement. The loan requires monthly interest payments, and all outstanding principal and unpaid interest must be paid by September 20, 2014. This loan is cross-collateralized and includes cross-default provisions with the Nippon Life Insurance Companies — 101 Second Street loan. Prepayment of this loan is not allowed prior to September 20, 2006. Thereafter, prepayment of the entire principal balance is allowed with payment of a prepayment penalty.
      Nippon Life Insurance Companies — The non-recourse loan is secured by a mortgage on 101 Second Street, the leases on this property, a security interest in personal property in this property, and an assignment of the property management agreement. The loan requires monthly interest payments, and all outstanding principal and unpaid interest must be paid by April 19, 2010. This loan is cross-collateralized and includes cross-default provisions with the Nippon Life Insurance Companies — the KPMG Building loan. Prepayment of this loan was not allowed prior to April 19, 2003. Prepayment of the entire principal balance is now allowed with payment of a prepayment penalty.
      The Northwestern Mutual Life Insurance Company — In connection with the acquisition of Three First National Plaza (“Three First”), a subsidiary of the Fund entered into a loan agreement with The Northwestern Mutual Life Insurance Company. The non-recourse loan agreement obligation is secured by a mortgage on Three First, the leases on the property, and a security interest in personal property located on the property. The loan agreement requires monthly interest-only payments through April 1, 2012, the maturity date of the loan. Prepayment of the entire principal balance of the loan is permitted after April 1, 2006, with payment of a premium upon 10 days’ written notice to the lender.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      NLI Properties East, Inc. — The non-recourse loan agreement obligation is secured by a mortgage on 525 B Street, the leases on the property and a security interest in personal property located on the property. The loan agreement requires monthly interest-only payments through July 1, 2012, with the note maturing on August 7, 2012. Prepayment of this loan is not allowed prior to August 10, 2007. Thereafter, prepayment of the entire principal balance is allowed with 60 days’ written notice to the lender and the payment of a premium.

Variable Rate Mezzanine Loans:
      The Northwestern Mutual Life Insurance Company — In connection with the acquisition of Three First, a subsidiary of the Fund entered into a loan agreement with The Northwestern Mutual Life Insurance Company. The non-recourse loan is secured by the leases on the property and a security interest in personal property located on the property. This loan requires monthly installments of interest only through April 1, 2010, the maturity date of the loan. Prepayment of the entire principal balance of this loan is permitted upon 10 days’ written notice. Partial prepayment of the principal balance is permitted after December 15, 2005, upon 10 days’ written notice with payment of an administrative fee. The interest rate for this loan at December 31, 2005 was 5.29%.
      Prudential Mortgage Capital Company Mezzanine Loan — In connection with the acquisition of The KPMG Building and 101 Second Street, an indirect subsidiary of the Fund entered into a mezzanine loan agreement with Prudential Mortgage Capital Company, LLC. The mezzanine loan was secured by this subsidiary’s direct and indirect interests in the investment entities formed to hold the properties and was not recourse to the Fund. This loan had a term of 12 months (subject to one 6-month extension option) and required monthly installments of interest only for the stated term. Prepayment of the entire principal balance of this loan was permitted upon 30 days’ written notice. All outstanding principal and interest was paid in full on March 15, 2005.

Revolving Credit Facilities:
      Key Bank National Association — On January 28, 2005, Trust I and Trust II (collectively, the “Borrowers”), both subsidiaries of the Fund, entered into an agreement with Key Bank National Association for a $15,000,000 revolving line of credit (“Key Bank Agreement 1”). Principal amounts outstanding bear interest at either of the following to be chosen by the Borrowers: (1) variable rate equal to the greater of Prime Rate or Adjusted Federal Funds Rate (as defined in the Key Bank Agreement 1) or (2) LIBOR plus 200 to 225 basis points. Payments of interest are due monthly, and all outstanding principal and unpaid interest is due on January 28, 2008. The Borrowers may extend the maturity date for two successive 12-month periods. The Borrowers may prepay the note at any time with three business days’ notice. The outstanding principal balance on this revolving line of credit at December 31, 2005, was $5,275,000 bearing a weighted average rate of 6.25%.
      Key Bank National Association — On August 31, 2005, Hines-Sumisei US Core Office Properties LP (“Core Office Properties”), a subsidiary of the Fund, entered into an agreement with Key Bank National Association for a $175,000,000 revolving line of credit (“Key Bank Agreement 2”) with an accordion to $300,000,000. The Key Bank Agreement 2 allows for borrowing at a variable rate or a LIBOR-based rate plus a spread ranging from 125 to 212.5 basis points based on a prescribed leverage ratio calculated for Core Office Properties, which ratio under the Key Bank Agreement 2 takes into account the Core Office Properties effective ownership interest in the debt and certain allowable assets of entities in which Core Office Properties directly and indirectly invests. Payments of interest are due monthly, and all outstanding principal and unpaid interest is due on August 30, 2008. Core Office Properties may extend the maturity date for two successive 12-month periods. Core Office Properties may prepay the note at any time with three business days’ notice. There was no outstanding principal balance on this revolving line of credit at December 31, 2005.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, the scheduled principal payments on notes payable are due as follows:

Years Ending December 31

2006	$—
2007	—
2008	5,275,000
2009	1,465,448
2010	92,139,102
Thereafter	816,150,450

Total	$915,030,000

      All of the notes described above contain both affirmative and negative covenants. Management believes that the Fund was in compliance with such covenants at December 31, 2005.

5.	RENTAL REVENUES
      The Fund has entered into noncancelable lease agreements, subject to various escalation clauses, with tenants for office and retail space.
      As of December 31, 2005, the approximate fixed future minimum rentals in various years through 2027 (excluding rentals from month-to-month leases) are as follows:

Fixed Future
Minimum
Year Ending December 31	Rentals

2006	$159,609,650
2007	158,483,190
2008	144,636,506
2009	146,009,456
2010	140,503,414
Thereafter	807,758,271

Total	$1,557,000,487

      Of the total rental revenue for the year ended December 31, 2005, approximately:

•	Fifteen percent was earned from two affiliated tenants in the oil and gas industry, whose leases expire on December 31, 2015; and

•	Thirty eight percent was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027.
      The tenant leases provide for annual rentals that include the tenants’ proportionate share of real estate taxes and certain building operating expenses. The Properties’ tenant leases have remaining terms of up to 22 years and generally include tenant renewal options that can extend the lease terms.

6.	GOVERNING AGREEMENTS AND INVESTOR RIGHTS
      Governance of the Fund — The Fund is governed by the Partnership Agreement, as amended and restated on May 9, 2005. The term of the Fund shall continue until the Fund is dissolved pursuant to the provisions of the Partnership Agreement.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Management — Capital, as managing general partner, manages the day-to-day affairs of the Fund through an advisory agreement with Hines. The managing general partner has the power to direct the management, operation, and policies of the Fund subject to oversight of a management board. A subsidiary of Hines Real Estate Investment Trust, Inc. (“HinesREIT”), holds a non-managing general partner interest in the Fund. The Fund is required to obtain approval from the non-managing general partner for certain significant actions specified in the Partnership Agreement.
      Governance — The managing general partner is subject to the oversight of a management board consisting of seven members. The approval of the management board is required for acquiring and disposing of investments, incurring indebtedness, undertaking offerings of equity interests in the Fund, approving annual budgets, and other major decisions as outlined in the Partnership Agreement.
      Contributions — A new investor entering the Fund generally acquires units of limited partnership interest pursuant to a subscription agreement under which the investor agrees to contribute a specified amount of capital to the Fund in exchange for units (“Capital Commitment”). A Capital Commitment may be funded and units may be issued in installments; however, the new investor is admitted to the Fund as a limited partner upon payment for the first units issued to the investor. Additional cash contributions for any unfunded commitments are required upon direction by the managing general partner.
      Distributions — Cash distributions will be made to the partners of record as of the applicable record dates, not less frequently than quarterly, in proportion to their ownership interests.
      Allocation of Profits/ Losses — All profits and losses for any fiscal year shall be allocated pro rata among the partners in proportion to their ownership interests. All profit and loss allocations are subject to the special and curative allocations as provided in the Partnership Agreement.
      Fees — Unaffiliated limited partners, as defined, of the Fund pay acquisition and asset management fees to the managing general partner or its designees. These fees are deducted from distributions otherwise payable to a partner and are in addition to, rather than a reduction of, the Capital Commitment of the partner. During the Fund’s initial investment period, which ends on February 2, 2007, these fees are paid 100% in cash. After the initial investment period, they will be paid 50% in cash and 50% in the form of a profits interest intended to approximate having reinvested such 50% of the fees in Partnership units at current unit value.
      Redemptions — Beginning with the fiscal year ending after the later of (1) February 2, 2007, or (2) one year after acquisition of such interest, a partner may request redemption of all or a portion of its interest in the Fund at a price equal to the interest’s value based on the net asset value of the Fund at the time of redemption. The Fund will attempt to redeem up to 10%, in the aggregate, of the outstanding interests in the Fund, Trust III, and Core Office Properties during any calendar year, provided that the Fund will not redeem any interests if the managing general partner determines that such redemption would result in any real estate investment trust (“REIT”) in which the Fund has an interest ceasing to qualify as a domestically controlled REIT for U.S. income tax purposes.
      Debt — The Fund, through its subsidiaries, may incur debt with respect to any of its investments or future investments in real estate properties, subject to the following limitations at the time the debt is incurred: (1) 65% debt-to-value limitation for each property; and (2) 50% aggregate debt-to-value limitation for all Fund assets, excluding in both cases assets held by Trust I and Trust II (the “NY Trusts”). However, the Fund may exceed the 50% aggregate limitation in (2) above if the managing general partner determines it is advisable to do so as long as the managing general partner makes a reasonable determination that the excess indebtedness will be repaid within one year of its incurrence. The NY Trusts have a 55% debt-to-value limitation at the time any such indebtedness is incurred. In addition, the Fund, through its subsidiaries, may obtain a credit facility secured by unfunded capital commitments from its partners. Such credit facility will not be counted for purposes of the leverage limitations above, as long as no assets of the Fund are pledged to secure such indebtedness.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rights of General Motors Investment Management Corporation — The Second Amended and Restated Investor Rights Agreement among Hines, the Fund, Core Office Properties, the NY Trusts, Hines Shell Plaza Partners LP (“Shell Plaza Partners”), Hines Three First National Partners LP (“TFN Partners”), General Motors Investment Management Corporation (“GMIMC”) and a number of institutional investors advised by GMIMC (each an “Institutional Co-Investor” and collectively, the “Institutional Co-Investors”), dated October 12, 2005, provides GMIMC with certain co-investment rights with respect to the Fund’s investments. As of December 31, 2005, the Institutional Co-Investors co-invest with the Fund in seven of the Fund’s Properties, owning effective interests in the Properties as follows:

Institutional
Co-Investors’
Effective
Property	Interest

425 Lexington Avenue, 499 Park Avenue, 1200 Nineteenth Street	57.89%
600 Lexington Avenue	57.89%
One Shell Plaza, Two Shell Plaza	49.50%
Three First National Plaza	19.80%
      Subsequent to December 31, 2005, the Institutional Co-Investors also co-invested in the acquisition of 720 Olive Way (see Note 11 for further discussion).
      Co-Investment Rights — GMIMC, on behalf of one or more funds it advises, has the right to co-invest with the Fund in connection with each investment made by the Fund in an amount equal to at least 20% of the total equity capital to be invested in such investment.
      GMIMC also has the right, but not the obligation, on behalf of one or more funds it advises, to co-invest with third-party investors in an amount equal to at least 50% of any co-investment capital sought by the Fund from third-party investors for a prospective investment. In order to exercise such third-party co-investment right, GMIMC must invest at least 50% of the equity to be invested from sources other than the Fund.
      If the owner of an investment desires to contribute the investment to the Fund and receive interests in the Fund or a subsidiary of the Fund on a tax-deferred basis, GMIMC has no co-investment rights with respect to the portion of such investment being made through the issuance of such tax-deferred consideration.
      Redemption Rights — For each asset in which the Institutional Co-Investors acquire interests pursuant to GMIMC’s co-investment rights, the Fund must establish a three-year period ending no later than the 12th anniversary of the date such asset is acquired during which the entity through which the Institutional Co-Investors make their investment will redeem or acquire such Institutional Co-Investors’ interest in such entity at a price based on the net asset value of such entity, unless GMIMC elects to extend this period.
      Buy/ Sell Rights — GMIMC, on behalf of the Institutional Co-Investors having an interest in the NY Trusts, Shell Plaza Partners, TFN Partners and any other entity through which a co-investment is made (each, a “Co-Investment Entity”), on the one hand, and the Fund, on the other hand, have the right to initiate at any time the purchase and sale of any property in which any Institutional Co-Investor has an interest (the “Buy/ Sell”). A Buy/ Sell is triggered by either party delivering a written notice to the other party that identifies the property and states the value the tendering party assigns to such property (the “Stated Value”). The recipient may elect by written notice to be the buyer or seller with respect to such property or, in the absence of a written response, will be deemed to have elected to be a seller. If the property that is the subject of the Buy/ Sell is owned by a Co-Investment Entity that owns more than one property, then such Co-Investment Entity will sell the property to the party determined to be the buyer pursuant to the Buy/ Sell notice procedure for the Stated Value, and the proceeds of the sale will be distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. If the property in question is

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the only property owned by a Co-Investment Entity, then the party determined to be the buyer pursuant to the Buy/ Sell notice procedure will acquire the interest of the selling party in the Co-Investment Entity for an amount equal to the amount that would be distributed to the selling party if the property were sold for the Stated Value and the proceeds distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. For this purpose, the Shell Buildings are considered to be a single property.
      Rights of IK US Portfolio Invest GmbH & Co. KG — As of December 31, 2005, IK US Portfolio Invest GmbH & Co. KG, a limited partnership established under the laws of Germany (the “IK Fund”), owned 21,266 units of limited partner interest in Core Office Properties and also had an unfunded commitment to invest an additional $18,734,000 to Core Office Properties. Additionally, the IK Fund has made a commitment to contribute up to an additional $65,000,000 to Core Office Properties provided that this commitment is conditioned on the IK Fund raising sufficient equity capital to fund such commitment. The IK Fund has the right to require Core Office Properties to redeem all or any portion of its interest on December 31, 2014, at a price based on the then net asset value of Core Office Properties. The Fund is obligated to provide Core Office Properties with sufficient funds to fulfill this priority redemption right, to the extent sufficient funds are otherwise not available to Core Office Properties. The IK Fund is not entitled to participate in the redemption rights available to Core Office Properties investors until 2015 and each calendar year thereafter.

7.	RELATED-PARTY TRANSACTIONS
      The Companies have entered into management agreements with Hines, a related party, to manage the operations of the Properties. As compensation for its services, Hines receives the following:

•	A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the specific Property. The Fund incurred management fees of $3,912,329 and $2,406,083 for the years ended December 31, 2005 and 2004, respectively.

•	Reimbursement for salaries and wages of its on-site personnel. Salary and wage reimbursements of its onsite property personnel incurred by the Fund for the years ended December 31, 2005 and 2004, were $7,836,043 and $4,223,505 respectively.

•	Reimbursement for various direct services performed off site that are limited to the amount that is recovered from tenants under their leases and usually will not exceed in any calendar year a per-rentable-square-foot limitation. In certain instances, the per-rentable-square-foot limitation may be exceeded with the excess offset against property management fees received. This per-square-foot limitation was approximately $0.21 for 2005 and 2004, increasing on January 1 of each subsequent year based on changes in the consumer price index. For the years ended December 31, 2005 and 2004, reimbursable services incurred by the Fund were $2,645,469 and $538,166, respectively.

•	Leasing commissions equal to 1.5% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion or similar event. Leasing commissions of $2,875,894 and $2,921,095 were incurred by the Fund during the years ended December 31, 2005 and 2004, respectively.

•	Construction management fees equal to 2.5% of the total project costs relating to the redevelopment, plus direct costs incurred by Hines in connection with providing the related services. Construction management fees of $51,675 and $4,121 were incurred by the Fund during the years ended December 31, 2005 and 2004, respectively.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Other fees, primarily related to security services and parking operations, in the amounts of $1,012,236 and $878,457 were incurred by the Fund during the years ended December 31, 2005 and 2004, respectively.
Certain Companies have entered into lease agreements with Hines Core Fund Services, LLC (“Services”), an affiliate of Hines, for the operation of their respective parking garages. Under the terms of the lease agreements, the Fund has receivables due from Services as follows:

•	The Fund entered into a lease with agreement with Services for the operation of the 1200 Nineteenth Street parking garage. Receivables due to the Fund from Services were $32,265 and $64,387 at December 31, 2005 and 2004, respectively.

•	In January 2005, the Fund entered into a lease agreement with Services for the operation of the parking garages at the Shell Buildings. At December 31, 2005, the Fund has a receivable due from Services of $226,379.
In addition, the Fund has related party receivables and payables with Hines and its affiliated entities as follows:

•	At December 31, 2005 and 2004, the Fund owed Hines approximately $2,364,985 and $1,907,183, respectively, for accrued management fees, payroll expense, leasing commissions and off-site services.

•	The Fund had accounts payable due to Capital in the amount of $2,500,000 at December 31, 2004, related to organizational costs paid by Hines during the start-up period of the Fund. These amounts were paid in March 2005.

•	In addition, there are other related party receivables and payables primarily related to legal and other general and administrative costs paid on behalf of either the Fund or an affiliated entity. At December 31, 2004, receivables due to the Fund from Hines and its affiliated entities were $283,608. Payables due to Hines and its affiliated entities from the Fund were $74,691 and $57,211 at December 31, 2005 and 2004, respectively.

8.	LEASE OBLIGATIONS
      The Shell Buildings are subject to certain ground leases that expire in 2065 and 2066. One ground lease that expires in 2065 contains a purchase option that allows the Fund to purchase the land in June 2006. Notification of the intent to exercise this option was given in December 2005. The purchase price in June 2006 is $1,200,000. The second ground lease that expires in 2065 contains a purchase option that allows the Fund to purchase the land within a five year period that begins in June 2026.
      Straight-line rent payable included on the Fund’s consolidated balance sheets consists of the difference between the rental payments due under the lease calculated on a straight-line basis from the date of acquisition or the lease commencement date over the remaining term of the lease and the actual rent due under the lease.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, required payments under the terms of the leases are as follows:

Fixed Future
Minimum
Years Ending December 31	Rent Payments

2006	$320,032
2007	335,266
2008	349,210
2009	359,379
2010	369,954
Thereafter	14,146,646

Total	$15,880,487

      Ground lease expense for the years ended December 31, 2005 and 2004, was $502,835 and $323,039, respectively and is included in general and administrative expenses in the accompanying consolidated statement of operations.

9.	COMMITMENTS AND CONTINGENCIES
      Effective October 27, 2004, an indirect subsidiary of the Fund, Hines 425 Lexington Avenue LLC (“425 Lexington”) entered into a transaction that restructured and extended the leases of its two major tenants. As part of the lease transactions, 425 Lexington received a termination fee of $13,162,660. 425 Lexington was required by its lender to escrow the termination payment in order to pay costs incurred with the transactions. Such costs, which include commissions, tenant improvements, and base building capital work, were estimated to be approximately $19,550,000. The escrow amount has been fully utilized as of December 31, 2005, and management estimates that approximately an additional $97,000 of work will be completed in 2006.
      In December 2003, an indirect subsidiary of the Fund, Hines 499 Park Avenue LLC (“499 Park”) and a tenant of 499 Park, signed a lease amendment under which the tenant surrendered space while maintaining the obligation to pay rent on the space through March 31, 2006. Under the lease amendment, if the surrendered space is leased to a third party then the tenant is entitled to certain credits from the rental for the period from November 1, 2005 through March 31, 2006. As of December 31, 2005, a portion of the surrendered space was leased and the related credits were given to the tenant in compliance with the amendment. For the remaining term of January 1, 2006 through March 31, 2006, the estimated rental from the space will be approximately $279,000 monthly of which the tenant will be due a credit of approximately $156,000 monthly.
      In conjunction with the May 10, 2004 acquisition of One Shell Plaza, an indirect subsidiary of the Fund assumed an agreement for commissions payable related to a tenant lease. The commission is an annual minimum amount of $225,000 and is payable through the end of the lease, which expires on December 31, 2015, and any subsequent renewals. Commissions paid were $225,000 and $144,556 for the years ended December 31, 2005 and 2004, respectively.
      On December 29, 2005, the Fund entered into a contract to acquire an approximate 80% interest in 720 Olive Way, an office property located in the central business district of Seattle, Washington. This acquisition was completed on January 31, 2006. See Note 11 for further discussion.
      As discussed above, in December 2005, the Fund signed a letter of intent to purchase, in June 2006, the land in a ground lease that expires in 2065 for $1,200,000.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2005 and 2004. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
      As of December 31, 2005 and 2004, management estimates that the carrying values of cash and cash equivalents, tenant and other receivables, accounts payable and accrued expenses, other liabilities and distributions payable are recorded at amounts that reasonably approximate fair value. Fair value of notes payable at December 31, 2005 is approximately $891,629,094 with a carrying amount of $915,030,000.

11.	SUBSEQUENT EVENTS
      On January 1, 2006, Trust I merged with Trust II, with Trust I as the surviving entity. The merger was accounted for at historical cost.
      On January 31, 2006, the Fund, along with other affiliated and unaffiliated entities, acquired an office property located at 720 Olive Way in the central business district of Seattle, Washington. The Fund acquired an approximate 80% interest and the remaining 20% interest was acquired by the Institutional Co-Investors. The contract purchase price of 720 Olive Way was approximately $83.7 million, exclusive of transaction costs, financing fees and working capital reserves. The property consists of a 20-story office building and a parking structure that were constructed in 1981 and substantially renovated in 1997. The building contains approximately 287,000 square feet (unaudited) of rentable area and was approximately 80% leased (unaudited) at the date of acquisition.
      In connection with the acquisition of 720 Olive Way, on January 31, 2006, the Fund entered into a mortgage agreement with The Prudential Insurance Company of America in the principal amount of $42.4 million. The loan bears interest at a fixed rate of 5.32% per annum, has a ten year term and is secured by 720 Olive Way. The mortgage agreement contains customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. This loan is not recourse to the Fund.
      On March 10, 2006, the Fund entered into a contract with an unaffiliated third party to acquire, subject to customary closing conditions, 333 West Wacker, an office property located in the central business district in Chicago, Illinois. The Fund will acquire an approximate 80% interest and the remaining 20% interest will be acquired by the Institutional Co-Investors. The contract purchase price for 333 West Wacker is expected to be approximately $223.0 million, exclusive of transaction costs, financing fees and working capital reserves. The Fund anticipates that the acquisition will be funded with borrowings under a revolving credit facility agreement held by its subsidiary and mortgage financing obtained in connection with the acquisition, as well as equity contributions from the Institutional Co-Investors. The property consists of a 36-story office building and a parking structure that were constructed in 1983. The building contains approximately 868,000 square feet (unaudited) of rentable area and is approximately 92% leased (unaudited). The Fund anticipates that the acquisition of 333 West Wacker will be consummated on April 3, 2006. Although management believes the acquisition of 333 West Wacker is probable, the closing of such acquisition is subject to a number of conditions and there can be no guarantee that the acquisition of 333 West Wacker will be consummated. If the Fund elects not to close on 333 West Wacker, it will forfeit the $16.0 million earnest money deposit made.
* * * * * *

Hines Real Estate Investment Trust, Inc.
Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2005

								Gross Amount at Which Carried
				Initial Cost			Costs	at 12/31/2005
							Capitalized							Life on Which
		Ownership			Buildings and		Subsequent to		Buildings and		Accumulated	Date of	Date	Depreciation is
Description	Location	Percentage	Encumbrances	Land	Improvements	Total	Acquisition	Land	Improvements	Total	Depreciation	Construction	Acquired	Computed

(a)		(b)	(c)											(d)
		(In thousands)
Citymark	Dallas, Texas	100.00%	—	6,795	18,667	25,462	36	6,795	18,703	25,498	(1,864)	1987	August-05	0 to 40 years
1515 S Street	Sacramento, California	100.00%	—	13,099	61,753	74,852	—	13,099	61,753	74,852	(395)	1987	November-05	0 to 40 years
1900 and 2000 Alameda	San Mateo, California	100.00%	—	18,522	28,023	46,545	11	18,522	28,034	46,556	(1,071)	1971,1983	June-05	0 to 40 years
425 Lexington Avenue	New York, New York	10.64%	194,874	92,712	245,337	338,049	1,380	92,712	246,717	339,429	(28,288)	1987	August-03	0 to 40 years
499 Park Avenue	New York, New York	10.64%	83,379	46,580	90,878	137,458	1,605	46,580	92,483	139,063	(11,933)	1981	August-03	0 to 40 years
600 Lexington Avenue	New York, New York	10.64%	49,850	30,987	54,277	85,264	912	30,987	55,189	86,176	(8,077)	1985	February-04	0 to 40 years
1200 19th Street	Washington D.C.	10.64%	38,152	30,428	41,573	72,001	1,887	30,428	43,460	73,888	(5,906)	1964	August-03	0 to 40 years
One Shell Plaza	Houston, Texas	12.10%	127,849	8,411	155,039	163,450	3,143	8,411	158,182	166,593	(19,107)	1970	May-04	0 to 40 years
Two Shell Plaza	Houston, Texas	12.10%	67,651	5,080	83,525	88,605	811	5,080	84,336	89,416	(10,946)	1972	May-04	0 to 40 years
The KPMG Building	San Francisco, California	24.20%	80,000	35,176	89,543	124,719	72	35,176	89,615	124,791	(4,365)	2002	September-04	0 to 40 years
101 Second Street	San Francisco, California	24.20%	75,000	34,513	89,359	123,872	592	34,513	89,951	124,464	(5,111)	2000	September-04	0 to 40 years
Three First National Plaza	Chicago, Illinois	19.35%	141,000	34,000	190,206	224,206	102	34,000	190,308	224,308	(10,725)	1981	March-05	0 to 40 years
525 B Street	San Diego, California	24.20%	52,000	16,861	103,592	120,453	651	16,861	104,243	121,104	(2,279)	1969	August-05	0 to 40 years

Total —				373,164	1,251,772	1,624,936	11,202	373,164	1,262,974	1,636,138	(110,067)

(a)	All assets are institutional-quality office properties.

(b)	All assets with ownership percentages less than 100% are owned through our approximate 26.2% non-managing general partner interest in the Hines-Sumisei U.S. Core Office Fund, LP.

(c)	Our 100% owned assets do not have any mortgage debt. However, the Company had debt of $74.9 million outstanding as of December 31, 2005 on its revolving line of credit.

(d)	Real estate assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant inducements and lease intangibles are amortized over the respective lease term. Building improvements are depreciated over 5-25 years and buldings are depreciated over 40 years.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES REAL ESTATE INVESTMENT TRUST, INC.
(registrant)

By:	/s/ Charles M. Baughn

Charles M. Baughn
Chief Executive Officer
March 28, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 2006.

Signature	Title

/s/ Charles M. Baughn Charles M. Baughn	Chief Executive Officer (Principal Executive Officer)

/s/ Charles N. Hazen Charles N. Hazen	President and Chief Operating Officer

/s/ Sherri W. Schugart Sherri W. Schugart	Chief Financial Officer (Principal Financial Officer)

/s/ Frank R. Apollo Frank R. Apollo	Chief Accounting Officer (Principal Accounting Officer)

/s/ Jeffrey C. Hines Jeffrey C. Hines	Chairman of the Board of Directors

/s/ C. Hastings Johnson C. Hastings Johnson	Director

/s/ George A. Davis George A. Davis	Independent Director

/s/ Thomas A. Hassard Thomas A. Hassard	Independent Director

/s/ Stanley D. Levy Stanley D. Levy	Independent Director

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the Form S-11 Registration Statement of Hines Real Estate Investment Trust, Inc. (File No. 333-108780 as amended to date, the “Registration Statement”) on May 25, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.2 to Amendment No. 4 to the Registration Statement on May 4, 2004 and incorporated herein by reference).
10.1	Second Amended and Restated Agreement of Limited Partnership of Hines REIT Properties, L.P. (filed as Exhibit 10.1 to Amendment No. 5 to the Registration Statement on May 24, 2004 and incorporated herein by reference).
10.2	Form of Property Management and Leasing Agreement between Hines REIT Properties, L.P. and Hines Interests Limited Partnership (filed as Exhibit 10.2 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.3	Advisory Agreement among Hines REIT Properties, L.P., Hines Advisors Limited Partnership and Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.3 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).
10.4	Employee and Director Incentive Share Plan of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.4 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.5	Hines Real Estate Investment Trust, Inc. Dividend Reinvestment Plan (filed as Appendix C to the Prospectus included in the Registration Statement, filed on June 24, 2004, and incorporated herein by reference).
10.6	Sixth Amended and Restated Agreement of Limited Partnership of Hines-Sumisei U.S. Core Office Fund, L.P., dated May 9, 2005, as amended and restated December 1, 2005 (filed as Exhibit 10.6 to Amendment No. 7 to the Registration Statement on February 13, 2006 and incorporated herein by reference).
10.7	Third Amended and Restated Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust, dated December 21, 2005 (filed as Exhibit 10.7 to Amendment No. 7 to the Registration Statement on February 13, 2006 and incorporated herein by reference).
10.8	Amended and Restated Bylaws of Hines-Sumisei NY Core Office Trust. (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.9	Amended and Restated Master Agreement dated as of March 31, 2003, among Hines Interests Limited Partnership, Hines US Core Office Properties LP and Sumitomo Life Realty (N.Y.), Inc., as amended (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.10	Second Amended and Restated Shareholder Agreement for Hines-Sumisei NY Core Office Trust, dated as of December 21, 2005 (filed as Exhibit 10.10 to Amendment No. 7 to the Registration Statement on February 13, 2006 and incorporated herein by reference).
10.11	Second Amended and Restated Investor Rights Agreement, dated as of October 12, 2005 (filed as Exhibit 10.11 to Amendment No. 7 to the Registration Statement on February 13, 2006 and incorporated herein by reference).
10.12	Amended and Restated Organization Agreement for Hines-Sumisei NY Core Office Trust, dated as of December 23, 2003, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.12 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).

Exhibit
No.	Description

10.13	Amended Declaration of Trust of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.13 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.14	Amended Bylaws of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.14 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.15	Shareholder Agreement for Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust II and certain shareholders of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.16	Subscription Agreement for Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust, Hines-Sumisei NY Core Office Trust II and various shareholders of Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.16 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.17	Subscription Agreement, dated as of September 11, 2003, between Hines REIT Properties, L.P. and Hines Real Estate Holdings Limited Partnership (filed as Exhibit 10.17 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.18	Agreement, dated as of June 3, 2004, between Hines REIT Properties, L.P., Hines U.S. Core Office Capital Associates II Limited Partnership and Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 10.18 to Amendment No. 6 to the Registration Statement on June 10, 2004 and incorporated herein by reference).
10.19	Amended and Restated Escrow Agreement between Hines Real Estate Investment Trust, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.19 to Amendment No. 2 to the Registration Statement on March 2, 2004 and incorporated herein by reference).
10.20	Articles of Amendment dated May 4, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust (filed as Exhibit 10.20 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference) (superseded by Exhibit No. 10.7).
10.21	Articles of Amendment dated May 4, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust II (filed as Exhibit 10.21 to Amendment No. 5 to the Registration Statement on May 25, 2004 and incorporated herein by reference).
10.22	Articles of Amendment dated December 27, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust (filed as Exhibit 10.22 to the Annual Report on 10-K of Hines Real Estate Investment Trust, Inc. for the period ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference) (superseded by Exhibit No. 10.7).
10.23	Articles of Amendment dated December 27, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust II (filed as Exhibit 10.23 to the Annual Report on 10-K of Hines Real Estate Investment Trust, Inc. for the period ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference).
10.24	Purchase and Sale Agreement, dated November 23, 2004, by and among Hines U.S. Core Office Capital Associates II Limited Partnership, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 10.22 to Post Effective Amendment No. 1 to the Registration Statement, filed on February 22, 2005, and incorporated herein by reference).
10.25	Purchase and Sale Agreement, dated February 1, 2005, by and among Hines US Core LLC, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 10.23 to Post Effective Amendment No. 1 to the Registration Statement, filed on February 22, 2005, and incorporated herein by reference).
10.26	Second Amended and Restated Agreement of Limited Partnership of Hines-Sumisei US Core Office Properties LP (filed as Exhibit 10.26 to Post Effective Amendment No. 1 to the Registration Statement, filed on February 22, 2005, and incorporated herein by reference).

Exhibit
No.	Description

10.27	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Jeffrey C. Hines (filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005, and incorporated herein by reference).
10.28	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and C. Hastings Johnson (filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005, and incorporated herein by reference).
10.29	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and George A. Davis (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005, and incorporated herein by reference).
10.30	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Thomas A. Hassard (filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, riled March 31, 2005, and incorporated herein by reference).
10.31	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Stanley D. Levy (filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005, and incorporated herein by reference).
10.32	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Charles M. Baughn (filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005, and incorporated herein by reference).
10.33	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Charles N. Hazen (filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005, and incorporated herein by reference).
10.34	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Sherri W. Schugart (filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005, and incorporated herein by reference).
10.35	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Frank R. Apollo (filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005, and incorporated herein by reference).
10.36	Purchase and Sale Agreement, dated as of April 1, 2005, by and among Hines US Core LLC, Hines REIT Properties L.P. and Hines U.S. Core Office Capital LLC, the managing general partner of Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 1, 2005 and incorporated herein by reference).
10.37	Agreement of Sale, dated March 10, 2005, by and between Madison Two Associates and Hines 70 West Madison LP (filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed on May 16, 2005, and incorporated herein by reference).
10.38	Agreement of Purchase and Sale, dated as of May 19, 2005, between OTR, an Ohio general Partnership acting as duly authorized nominee of the Board of the State Teachers Retirement System of Ohio, and Hines REIT Properties, L.P. (filed as Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005, and incorporated herein by reference).
10.39	Property Management and Leasing Agreement, effective as of June 28, 2005, by and between Hines Interests Limited Partnership and 1900/2000 Alameda de las Pulgas LLC (filed as Exhibit 10.39 to Post Effective Amendment No. 4 to the Registration Statement, filed on August 22, 2005, and incorporated herein by reference).
10.40	Agreement for Purchase and Sale of Real Property and Escrow Instructions between GREIT — 525 and 600 B Street, LP and Hines-Sumisei US Core Office Properties, LP, made and entered into as of June 27, 2005 (filed as Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005, and incorporated herein by reference).

Exhibit
No.	Description

10.41	Purchase and Sale Agreement, dated as of July 25, 2005, by and among Hines US Core LLC, as seller, Hines REIT Properties, L.P., as buyer, and acknowledged by Hines U.S. Core Office Capital LLC, the managing general partner of Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 25, 2005 and incorporated herein by reference).
10.42	Term Loan Agreement, made and entered into as of June 28, 2005, by and between Hines REIT Properties, L.P. and KeyBank National Association, as agent for itself and the other lending institutions which may become parties thereto (filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005, and incorporated herein by reference).
10.43	Ownership Interests Pledge and Security Agreement, dated June 28, 2005, by and between Hines REIT Properties, L.P. and KeyBank National Association, in its capacity as administrative agent (filed as Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005, and incorporated herein by reference).
10.44	First Amendment to Term Loan Agreement, dated August 23, 2005, between Hines REIT Properties, L.P. and KeyBank National Association, as administrative agent, and the other lenders from time to time parties to that certain Credit Agreement dated September 9, 2005 (filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005, and incorporated herein by reference).
10.45	Revolving Line of Credit Agreement, dated September 9, 2005, by and between Hines REIT Properties, L.P., and KeyBank National Association, as administrative agent, and the other lenders from time to time parties to that certain Credit Agreement dated September 9, 2005 (filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005, and incorporated herein by reference).
10.46	Unconditional Guaranty of Payment and Performance of Hines Real Estate Investment Trust, Inc. in favor of KeyBank National Association, as administrative agent, and the other lenders from time to time parties to that certain Credit Agreement dated September 9, 2005 (filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005, and incorporated herein by reference).
10.47	Ownership Interests Pledge and Security Agreement of Hines REIT Properties, L.P. dated September 9, 2005 (filed as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005, and incorporated herein by reference).
10.48	Subordination Agreement, dated September 9, 2005, among Hines REIT Properties, L.P., Hines Advisors Limited Partnership, Hines Interests Limited Partnership and KeyBank National Association (filed as Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005, and incorporated herein by reference).
10.49	Agreement of Sale and Purchase, dated as of August 9, 2005 between Centex Office Citymark I, L.P. and Hines REIT Properties, L.P. (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005, and incorporated herein by reference).
10.50	Agreement for Purchase of Office Building, dated effective as of August 12, 2005, between Hines REIT Properties, L.P. and JB Management L.P., as amended (filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005, and incorporated herein by reference).
10.51	Agreement of Sale, dated October 12, 2005, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Hines REIT Properties, L.P., (including first through fourth amendments) (filed as Exhibit 10.9 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005, and incorporated herein by reference).

Exhibit
No.		Description

10.52		Letter Agreement, dated November 9, 2005, among Hines-Sumisei U.S. Core Office Fund, L.P., Hines US Core Office Capital LLC and Hines REIT Properties, L.P. (filed as Exhibit 10.9 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005, and incorporated herein by reference).
10.53		Subscription Agreement, dated November 14, 2005, between Hines-Sumisei U.S. Core Office Fund, L.P. and Hines REIT Properties, L.P. (filed as Exhibit 10.53 to the Registration Statement on Form S-11 filed by the registrant on December 2, 2005 (File No. 333-130114, the “Second Registration Statement”) and incorporated herein by reference).
10.54		Fifth Amendment, dated November 16, 2005, to Agreement of Sale, dated October 12, 2005, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Hines REIT Properties, L.P. (filed as Exhibit 10.54 to the Second Registration Statement and incorporated herein by reference).
10.55		Sixth Amendment, dated January 20, 2006, to Agreement of Sale, dated October 12, 2005, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Hines REIT Properties, L.P. (filed as Exhibit 10.55 to Amendment No. 7 to the Registration Statement on February 13, 2006 and incorporated herein by reference).
10	.56*	Purchase and Sale Agreement between Kan Am Grund Kapitalanlagegesellschaft MBH and Hines-Sumisei U.S. Core Office Properties, LP, dated as of March 10, 2006.
10	.57*	Purchase and Sale Agreement between 321 North Clark Realty L.L.C. and Hines REIT Properties, LP, dated as of March 23, 2006.
21.1		List of Subsidiaries of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 21.1 to the Registration Statement and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith