Form 10-Q
period 2006-03-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2006-05-15
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of May 10, 2006, there were 38,065,193 outstanding shares of the common stock of Hines Real Estate Investment Trust, Inc.

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
(UNAUDITED)

	March 31,	December 31,
	2006	2005
ASSETS
Investment property, at cost:
Buildings and improvements, net	$181,567,319	$79,461,108
In-place leases, net	35,477,726	25,698,679
Land	81,107,097	38,416,834

Total investment property	298,152,142	143,576,621
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	132,559,006	118,574,523
Cash and cash equivalents	13,441,474	6,156,285
Restricted cash	2,995,955	––
Distributions receivable	3,114,628	3,598,103
Straight-line rent receivable	425,382	276,726
Tenant and other receivables	1,188,254	807,813
Acquired above-market leases, net	15,916,494	15,099,578
Deferred offering costs	1,502,373	1,221,987
Deferred leasing costs, net	1,725,494	1,655,534
Deferred financing costs, net	1,340,005	851,206
Other assets	11,234,659	5,515,934

TOTAL ASSETS	$483,595,866	$297,334,310

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$5,039,065	$4,280,492
Unaccepted subscriptions for common shares	1,235,835	1,168,441
Due to affiliates	9,951,779	10,855,669
Acquired below-market leases, net	11,664,968	8,719,488
Other liabilities	2,017,009	902,246
Participation interest liability	4,467,345	3,021,780
Dividends payable	3,987,267	3,001,754
Distributions payable to minority interests	224,617	207,243
Notes payable	179,629,008	74,900,000

Total liabilities	218,216,893	107,057,113
Minority interest	1,846,635	2,192,831
Commitments and Contingencies
Shareholders’ equity :
Preferred shares, $.001 par value; 500 million preferred shares authorized, none issued or outstanding as of March 31, 2006 and December 31, 2005	—	—
Common shares, $.001 par value; 1,500,000,000 common shares authorized as of March 31, 2006 and December 31, 2005; 32,191,107 and 23,046,119 common shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	32,191	23,046
Additional paid-in capital	279,820,673	199,846,230
Retained deficit	(16,320,526)	(11,784,910)

Total shareholders’ equity	263,532,338	188,084,366

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$483,595,866	$297,334,310

See notes to the consolidated condensed financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Revenues:
Rental revenue	$8,076,258	$—
Other revenue	317,311	––

Total revenues	8,393,569	––

Expenses:
Property operating expenses	2,628,921	––
Real property taxes	1,012,073	––
Property management fees	209,398	––
Depreciation and amortization	3,045,829	––
Asset management and acquisition fees	2,891,130	654,118
Organizational and offering expenses	132,673	1,479,923
General and administrative expenses	609,451	780,103

Total expenses	10,529,475	2,914,144

Loss before equity in losses, interest expense and Loss allocated to minority interests	(2,135,906)	(2,914,144)

Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	(100,888)	(28,944)
Interest expense	(2,504,377)	—
Interest income	83,976	1,564
Loss allocated to minority interests	121,579	704,944

Net loss	$(4,535,616)	$(2,236,580)

Basic and diluted loss per common share:
Loss per common share	$(0.17)	$(0.62)

Weighted average number common shares outstanding	26,950,591	3,613,838

See notes to the consolidated condensed financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006 and the Year Ended December 31, 2005
(UNAUDITED)

					Additional
	Preferred		Common		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, January 1, 2005	—	$—	2,073,116	$2,073	$9,715,539	$(10,028,316)	$(310,704)
Issuance of common shares	—	—	20,973,003	20,973	207,642,319	—	207,663,292
Dividends declared	—	—	—	—	(6,637,079)	—	(6,637,079)
Selling commissions and dealer manager fees	—	—	—	—	(15,055,143)	—	(15,055,143)
Other offering costs, net	—	—	—	—	4,180,594	—	4,180,594
Net loss	—	—	—	—	—	(1,756,594)	(1,756,594)

BALANCE, December 31, 2005	—	—	23,046,119	23,046	199,846,230	(11,784,910)	188,084,366
Issuance of common shares	—	—	9,152,031	9,152	90,951,671	—	90,960,823
Redemption of common shares	—	—	(7,043)	(7)	(63,379)	—	(63,386)
Dividends declared	—	—	—	—	(3,987,267)	—	(3,987,267)
Selling commissions and dealer manager fees	—	—	—	—	(6,926,582)	—	(6,926,582)
Net loss	—	—	—	—	—	(4,535,616)	(4,535,616)

BALANCE, March 31, 2006	—	$—	32,191,107	$32,191	$279,820,673	$(16,320,526)	$263,532,338

See notes to the consolidated condensed financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,535,616)	$(2,236,580)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,337,768	—
Non-cash compensation expense	8,283	—
Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	100,888	28,944
Loss allocated to minority interests	(121,579)	(704,944)
Accrual of organizational and offering expenses	132,673	1,479,923
Changes in assets and liabilities:
Decrease in other assets	57,945	46,688
Increase in due from affiliates	—	(204,594)
Increase in straight-line rent receivable	(148,656)	—
Increase in tenant and other receivables	(380,441)	—
Increase in deferred lease costs	(168,475)	—
Increase in accounts payable and accrued expenses	1,009,106	345,487
Increase in participation interest liability	1,445,565	327,059
Increase in other liabilities	144,703	—
Increase (decrease) in due to affiliates	497,899	(162,027)

Net cash provided by (used in) operating activities	1,380,063	(1,080,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	(17,200,000)	(28,268,788)
Distributions received from Hines-Sumisei U.S. Core Office Fund, L.P. in excess of equity in losses	3,598,103	247,494
Investments in property	(63,294,193)	—
Additions to other assets	(10,000,000)	—
Increase in restricted cash	(2,995,955)	—
Increase in acquired out-of-market leases, net	2,209,966	—

Net cash used in investing activities	(87,682,079)	(28,021,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in escrowed investor proceeds	—	333,557
Increase in escrowed investor proceeds liability	—	(333,557)
Increase (decrease) in unaccepted subscriptions for common shares	67,394	(120,118)
Proceeds from issuance of common stock	89,187,529	33,603,635
Redemption of common shares	(63,386)	—
Payments of selling commissions and dealer manager fees	(6,539,997)	(2,669,522)
Payments of organizational and offering expenses	(3,000,000)	—
Proceeds from advances from affiliate	789,155	375,821
Dividends paid to shareholders	(1,228,317)	(52,311)
Dividends paid to minority interests	(207,243)	(74,722)
Proceeds from notes payable	77,000,000	—
Payments on notes payable	(60,900,000)	—
Additions to deferred financing costs	(1,517,930)	—

Net cash provided by financing activities	93,587,205	31,062,783

Net change in cash and cash equivalents	7,285,189	1,961,445
Cash and cash equivalents, beginning of period	6,156,285	1,536,439

Cash and cash equivalents, end of period	$13,441,474	$3,497,884

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,019,962	$—

Supplemental Disclosure of Non-Cash Activities
Unpaid selling commissions and dealer manager fees	$1,494,984	$298,016

Deferred offering costs offset against additional paid-in capital	$—	$1,140,567

Accrual of deferred offering costs	$280,307	$—

Dividends declared and unpaid	$3,987,267	$534,652

Distributions receivable	$3,114,628	$—

Distributions declared and unpaid to minority interests	$224,617	$172,398

Dividends reinvested	$1,773,437	$46,838

Assumption of mortgage at fair value upon acquisition of property	$88,494,864	$—

Non-cash net assets acquired upon acquisition of property	$1,675,315	$—

See notes to the consolidated condensed financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
1. Organization
The accompanying interim unaudited consolidated condensed financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2005 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of March 31, 2006 and December 31, 2005, and the results of operations and the cash flows for the three months ended March 31, 2006 and 2005 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with its consolidated subsidiaries, the “Company”), was formed on August 5, 2003 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning interests in commercial real estate. The Company operates and intends to continue to operate in a manner to qualify for real estate investment trust (“REIT”) status for federal income tax purposes. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through a majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. Subject to certain restrictions and limitations, the business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the advisory agreement the Operating Partnership entered into with the Advisor (the “Advisory Agreement”).
Public Offering
On June 18, 2004, Hines REIT commenced its initial public offering, pursuant to which it is offering a maximum of 220,000,000 common shares for sale to the public (the “Offering”).
Through March 31, 2006, the Company had received gross offering proceeds of approximately $319.2 million from the sale of 32,196,099 common shares, including approximately $3.9 million of gross proceeds relating to 409,657 shares sold under Hines REIT’s dividend reinvestment plan. As of March 31, 2006, 168,213,558 common shares remained available for sale to the public pursuant to the Offering, exclusive of 19,590,343 common shares available under the Company’s dividend reinvestment plan. Hines REIT contributes all net proceeds from the Offering to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of March 31, 2006, Hines REIT owned a 95.36% general partner interest in the Operating Partnership.
From April 1 through May 10, 2006, Hines REIT received gross offering proceeds of approximately $58.5 million from the sale of its common shares. See Note 8 for further information.
Minority Interests
Hines Real Estate Holdings Limited Partnership, an affiliate of Hines, owned a 3.28% and 4.53% interest in the Operating Partnership as of March 31, 2006 and December 31, 2005, respectively. As a result of HALP Associates Limited Partnership’s (“HALP”) ownership of the Participation Interest (see Note 6), HALP’s percentage ownership in the Operating Partnership was 1.36% and 1.23% as of March 31, 2006 and December 31, 2005, respectively.
Investment Property
As of March 31, 2006, the Company held direct and indirect investments in 15 office properties located in cities throughout the United States, including New York City, Washington, D.C., Miami, Chicago, Houston, Dallas, Seattle, San Francisco, Sacramento, San Diego and San Mateo. The Company’s interests in 11 of these properties are owned indirectly through the Company’s investment in Hines-Sumisei U. S. Core Office Fund, L.P. (the “Core Fund”). As of March 31, 2006 and December 31, 2005, the Company owned a 27.37% and 26.2% non-managing general partner interest in the Core Fund, respectively. See further discussion in Note 3.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
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
Investments in real estate partnerships where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, such as the Company’s investment in the Core Fund, are accounted for using the equity method. See further discussion in Note 3.
Investment Property
Real estate assets the Company owns directly are stated at cost less accumulated depreciation, which, in the opinion of management, does not exceed the individual property’s fair value. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements, where the betterment extends the useful life of the assets, are capitalized. Maintenance and repair items are expensed as incurred.
Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At March 31, 2006, management believes no such impairment has occurred.
Acquisitions of properties are accounted for utilizing the purchase method, and accordingly, the results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships and mortgage notes payable. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.
The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved and includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.
Acquired above- and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rent revenue over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.
Management estimates the fair value of mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. This premium is amortized over the life of the mortgage note payable.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.
Deferred Leasing Costs
Deferred leasing costs, primarily consisting of leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant incentive amortization of approximately $130,000 for the quarter ended March 31, 2006 was recorded as an offset to rental revenue in the accompanying consolidated condensed statement of operations. Other deferred leasing cost amortization of approximately $8,000 for the quarter ended March 31, 2006 was included in amortization expense in the accompanying consolidated condensed statement of operations. The Company had no amortization expense related to tenant inducements or other direct leasing costs for the quarter ended March 31, 2005.
Other Assets
Other assets primarily consists of prepaid insurance, earnest money deposits paid in connection with future acquisitions and capitalized acquisition costs that have not yet been applied to investments in real estate assets. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods. Other assets includes the following:

	March 31,	December 31,
	2006	2005
Property acquisition escrow deposit	$10,000,000	$5,000,000
Prepaid insurance	46,572	110,155
Mortgage loan deposit	920,000	—
Other	268,087	405,779

Total	$11,234,659	$5,515,934

Deferred Financing Costs
Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 4). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the quarter ended March 31, 2006, approximately $109,000 was amortized and recorded in interest expense in the accompanying consolidated condensed statement of operations. The Company had incurred no deferred financing costs as of March 31, 2005.
Unaccepted Subscriptions for Common Shares
Unaccepted subscriptions for common shares includes proceeds related to subscriptions which had not been accepted by the Company as of March 31, 2006 and December 31, 2005.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
Due to Affiliates
As discussed in Note 6 below, the Advisor and its affiliates have advanced or paid on behalf of the Company certain expenses incurred in connection with the Company’s offerings, administration and ongoing operations. Due to affiliates includes the following:

	March 31,	December 31,
	2006	2005
Organizational and offering costs related to the Offering	$3,900,000	$6,900,000
Potential follow-on offering organizational and offering costs	1,890,791	1,477,732
Dealer manager fees and selling commissions	1,494,984	1,108,398
Asset management, acquisition fees and property-level fees and reimbursements	831,803	324,493
General, administrative and other expenses	1,834,201	1,045,046

Total	$9,951,779	$10,855,669

Organizational and Offering Costs
Certain organizational and offering costs of the Company have been paid by the Advisor on behalf of the Company. Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred related to the Offering or 3.0% of the gross proceeds raised from the Offering.
As of March 31, 2006 and December 31, 2005, the Advisor had incurred on behalf of the Company organizational and offering costs related to the Offering of approximately $40.3 million and $36.8 million, respectively (of which approximately $21.8 million and $20.4 million as of March 31, 2006 and December 31, 2005, respectively, relates to the Advisor or its affiliates). These amounts include approximately $22.9 million and $21.3 million as of March 31, 2006 and December 31, 2005, respectively, of organizational and internal offering costs, and approximately $17.4 million and $15.5 million as of March 31, 2006 and December 31, 2005, respectively, of third-party offering costs, such as legal and accounting fees and printing costs. During the quarter ended March 31, 2005, organizational and internal offering costs totaling approximately $1.5 million incurred by the Advisor were expensed and included in the accompanying consolidated condensed statement of operations and third-party offering costs of approximately $1.1 million were offset against additional paid-in capital in the accompanying consolidated condensed statement of shareholders’ deficit.
The Company’s obligation to reimburse the Advisor for organizational and offering costs related to the Offering is limited by the amount of gross Offering proceeds raised from the sale of the Company’s common shares in the Offering. Amounts of organizational and offering costs recorded in the Company’s financial statements in prior periods are based on estimates of gross Offering proceeds to be raised in the future through the end of the offering period. Such estimates are based on highly subjective factors including the number of retail broker-dealers signing selling agreements with the Company’s Dealer Manager, Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”), anticipated market share penetration in the retail broker-dealer network and the Dealer Manager’s best estimate of the growth rate in sales. During the quarter ended March 31, 2006, organizational and internal offering costs totaling approximately $1.6 million and third-party offering costs of approximately $1.9 million were incurred by the Advisor. However, these costs were not recorded in the consolidated condensed financial statements because management expects that the Company will not be obligated to reimburse the Advisor for these costs.
The Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) on December 2, 2005, and a pre-effective amendment to the same on April 25, 2006, in connection with its potential follow-on offering of common shares for sale to the public. Organizational and offering costs associated with the potential follow-on offering have been paid by the Advisor on the Company’s behalf. Pursuant to the terms of the potential follow-on offering, the Company will be obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, subject to certain limitations, once the offering commences.
As of March 31, 2006 and December 31, 2005, the Advisor had incurred on the Company’s behalf organizational and offering costs in connection with the potential follow-on offering of approximately $1.9 million and $1.5 million, respectively (of which approximately $388,000 and $256,000, respectively relates to the Advisor or its affiliates). Such amount includes approximately $388,000 and $256,000, respectively, of organizational and internal offering costs, which have been expensed, and approximately $1.5 million and $1.2 million, respectively, of third-party offering costs, which are included in deferred offering costs in the accompanying consolidated condensed balance sheets as of March 31, 2006 and December 31, 2005, respectively, and which will offset net proceeds of the potential follow-on offering within additional paid-in capital, once the offering commences.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
Revenue Recognition
The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of approximately $425,000 and $277,000 as of March 31, 2006 and December 31, 2005, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.
Stock-based Compensation
Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock annually. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (as amended), the Company recognizes the expense related to these shares over the vesting period. The Company granted 3,000 and 3,000 restricted common shares to its independent board members in November 2004 and June 2005, respectively. For the quarters ended March 31, 2006 and 2005, the Company amortized approximately $8,000 and $14,000, respectively, of related compensation expense. Such amounts are included in general and administrative expenses in the accompanying consolidated condensed statements of operations.
Income Taxes
Hines REIT made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with its taxable year ended December 31, 2004. In addition, as of March 31, 2006 and December 31, 2005 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for federal income taxes for the quarters ended March 31, 2006 or 2005 in the accompanying consolidated condensed financial statements.
Per Share Data
Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Loss per common share on a basic and diluted basis are the same because the Company has no potentially dilutive common shares outstanding.
3. Real Estate Investments
Direct Investments
Properties that are wholly-owned by the Operating Partnership are referred to as “direct investments.” As of March 31, 2005, the Company owned no direct real estate investments. As of December 31, 2005, the Company owned direct investments in three office properties through its interest in the Operating Partnership.
On January 31, 2006, the Company acquired Airport Corporate Center, a 45-acre office park located in the Airport West/Doral submarket of Miami, Florida. The contract purchase price of Airport Corporate Center was approximately $156.8 million, exclusive of transaction costs, financing fees and working capital reserves. The buildings have an aggregate of approximately 1,018,477 square feet of rentable area and were approximately 93% leased as of March 31, 2006. In connection with this acquisition, the Company assumed a mortgage in the principal amount of $91.0 million. See Note 4.
With the acquisition of Airport Corporate Center, the Company owned a portfolio of four direct investments as of March 31, 2006. As of March 31, 2006, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)

			Acquired Above-	Acquired
	Buildings and	In-Place	Market	Below-Market
	Improvements	Leases	Leases	Leases
Cost	$183,021,329	$40,391,852	$17,508,457	$12,586,615
Less: accumulated depreciation and amortization	(1,454,010)	(4,914,126)	(1,591,963)	(921,647)

Net	$181,567,319	$35,477,726	$15,916,494	$11,664,968

Amortization expense was $2.1 million for in-place leases for the quarter ended March 31, 2006 and amortization of out-of-market leases, net, was an increase to rental revenue of approximately $81,000. The Company acquired its first directly-owned property subsequent to March 31, 2005, and accordingly, recorded no amortization of in-place leases or out-of-market leases for the quarter ended March 31, 2005.
Anticipated amortization of in-place and out-of-market leases, net, for the period from April 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows:

	In-place	Out-of-Market
	Leases	Leases, net
April 1 through December 31, 2006	$7,134,109	$(485,564)
2007	8,285,990	(546,250)
2008	6,837,672	(451,258)
2009	5,124,133	301,468
2010	3,027,671	242,533
In connection with its direct investments, the Company has entered into non-cancelable lease agreements, subject to various escalation clauses, with tenants for office space. As of March 31, 2006, the approximate fixed future minimum rentals for the period from April 1 through December 31, 2006 and each of the years ending December 31, 2007 through 2010 and thereafter are as follows:

Fixed Future
Minimum Rentals
April 1 through December 31, 2006	$25,970,298
2007	30,760,200
2008	25,609,826
2009	16,069,396
2010	8,821,835
Thereafter	34,192,924

Total	$141,424,479

Of the total rental revenue of the Company for the quarter ended March 31, 2006, approximately:
•	13% was earned from a tenant in the insurance industry, whose lease expires in May 2018; and

•	13% was earned from one tenant in the construction industry, whose leases representing 48% of their space expire in November 2009 and whose remaining space expires in November 2010.
No other tenant occupies space representing more than 10% of the Company’s total rental revenues for the quarter ended March 31, 2006.
On April 24, 2006, the Company acquired its fifth directly owned real estate investment, 321 North Clark, located in Chicago, Illinois (see Note 8).

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.
The Core Fund is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place.
As of March 31, 2005, the Company owned a 13.87% non-managing general partnership interest in the Core Fund, which held ownership interests in nine properties across the United States. One of the properties, Three First National Plaza in Chicago, Illinois, was acquired by the Core Fund, along with certain institutional co-investors, during the quarter ended March 31, 2005, for acquisition costs of approximately $245.3 million. Three First National Plaza consists of a 57-story west tower, a 12-story east tower and a nine-story atrium that contain an aggregate of approximately 1,419,010 leasable square feet that was approximately 92% leased as of March 31, 2006.
As of December 31, 2005, the Company owned a 26.2% non-managing general partnership interest in the Core Fund, which held ownership interests in ten properties across the United States.
On January 31, 2006, an indirect subsidiary of the Core Fund, along with certain institutional co-investors, acquired an office property located at 720 Olive Way in the central business district of Seattle, Washington. The indirect subsidiary of the Core Fund acquired an approximate 80% interest, and the remaining 20% was acquired by the institutional co-investors. The contract purchase price of 720 Olive Way was approximately $83.7 million, exclusive of transaction costs, financing fees and working capital reserves. The property consists of a 20-story office building and a parking structure that were constructed in 1981 and substantially renovated in 1997. The building contains approximately 286,437 square feet of rentable area and was approximately 81% leased as of March 31, 2006.
Effective November 14, 2005, the Company made a $100 million capital commitment to the Core Fund, of which $81.7 million was unfunded as of December 31, 2005. Pursuant to this agreement and a capital call issued by the Core Fund, the Company contributed $17.2 million to the Core Fund on March 1, 2006. As a result of this contribution, the Company owned a 27.37% non-managing general partner interest in the Core Fund as of March 31, 2006, and its remaining commitment to invest in the Core Fund was $64.5 million. Consolidated condensed financial information of the Core Fund is summarized below:
Consolidated Condensed Balance Sheets of the Core Fund
as of March 31, 2006 and December 31, 2005
(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash	$34,347,529	$42,044,377
Property, net	1,451,469,306	1,382,492,862
Other assets	299,200,088	275,102,476

Total Assets	$1,785,016,923	$1,699,639,715

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$976,480,000	$915,030,000
Other liabilities	96,973,762	106,125,932
Minority interest	264,811,521	260,929,015
Partners’ capital	446,751,640	417,554,768

Total Liabilities and Partners’ Capital	$1,785,016,923	$1,699,639,715

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
Consolidated Condensed Statements of Operations of the Core Fund
For the Three Months Ended March 31, 2006 and 2005
(unaudited)

	March 31, 2006	March 31, 2005
Revenues and interest income	$57,018,282	$42,640,235
Operating expenses	(26,341,261)	(18,450,569)
Interest expense	(13,073,420)	(10,560,126)
Depreciation and amortization	(15,616,680)	(11,980,520)
Minority interest	(2,235,510)	(1,895,714)

Net Loss	$(248,589)	$(246,694)

Of the total rental revenue of the Core Fund for the quarters ended March 31, 2006 and 2005, approximately:
•	14% and 17%, respectively, was earned from two affiliated tenants in the oil and gas industry, whose leases expire on December 31, 2015; and

•	37% and 40%, respectively, was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027.
No other tenant occupied space representing more than 10% of the Core Fund’s total rental revenues for the quarters ended March 31, 2006 or 2005.
On April 3, 2006, a subsidiary of the Core Fund acquired an approximate 80% interest in 333 West Wacker, located in Chicago, Illinois (see Note 8).
4. Debt Financing
Revolving Credit Facility
On September 9, 2005, the Company entered into a credit agreement with KeyBank National Association (“KeyBank”), as administrative agent for itself and the other lenders named in the credit agreement to establish a revolving credit facility (the “Credit Facility”) with maximum aggregate borrowing capacity of $140.0 million. As of December 31, 2005, the principal amount due under the Credit Facility was $74.9 million. During the quarter ended March 31, 2006, the Company incurred borrowings of $65.0 million under the Credit Facility to complete the acquisition of Airport Corporate Center and borrowings of $12.0 million to fund a capital contribution to the Core Fund. The Company used proceeds from the Offering to make repayments under the Credit Facility totaling $60.9 million, and the outstanding principal amount under this facility as of March 31, 2006 was $91.0 million. As of March 31, 2006, the weighted-average interest rate on outstanding loans under the Credit Facility was 6.62%.
From April 1, 2006 through May 10, 2006, the Company incurred borrowings totaling $106.5 million under the Credit Facility and used proceeds from the Offering to make repayments under the Credit Facility totaling $96.0 million. In addition, in connection with the acquisition of 321 North Clark on April 24, 2006, the Company entered into a term loan agreement in the principal amount of $165.0 million. See Note 8 for further information.
Debt Secured by Investment Property
In connection with the acquisition of Airport Corporate Center, on January 31, 2006 the Company assumed a mortgage agreement with Wells Fargo Bank, N.A., as trustee for the registered holders of certain commercial mortgage pass-through certificates, in the principal amount of $91.0 million. The loan bears interest at a fixed rate of 4.775% per annum, matures and becomes payable on March 11, 2009 and is secured by Airport Corporate Center. The mortgage agreement contains customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. The Company executed a customary recourse carve-out guaranty of certain obligations under the mortgage agreement and the other loan documents. The fair value of the assumed mortgage note payable was estimated to be approximately

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
$88.5 million at the date of acquisition. Management estimated the fair value based upon indications of current market pricing for similar types of debt with similar maturities. The fair value of the mortgage note payable resulted in a premium of approximately $2.5 million, which was included in the carrying amount of the mortgage note payable in the Company’s accompanying consolidated condensed balance sheet. This premium is being amortized over the life of the mortgage note payable and the amortization has been included in interest expense in the accompanying consolidated condensed statement of operations.
On April 18, 2006, the Company entered into mortgage agreement in the principal amount of $45.0 million that is secured by 1515 S Street. See Note 8 for further information.
5. Dividends
The Company’s board of directors has declared dividends for 2006 and 2005 for the periods listed below, payable to shareholders of record at the close of business each day during the applicable period.

Annualized
Rate
Period	Declared(1)	Date Paid
April and May 2006	6.0%	July 2006(2)
January, February and March 2006	6.0%	April 2006
October, November and December 2005	6.0%	January 2006
July, August and September 2005	6.0%	October 2005
April, May and June 2005	6.0%	July 2005
January, February and March 2005	6.0%	April 2005

(1)	Dividends were declared in the amount of $0.00164384 per share per day, representing an annualized rate of 6.0% based on a price of $10.00 per share.

(2)	Anticipated payment date.
6. Related Party Transactions
Advisory Agreement
Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:
Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The Advisor earned cash acquisition fees totaling approximately $971,000 and $241,000 for the quarters ended March 31, 2006 and March 31, 2005, respectively, which have been recorded as an expense in the accompanying consolidated condensed statements of operations. See discussion of the Participation Interest below.
Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The Advisor earned cash asset management fees totaling approximately $474,000 and $86,000 during the quarters ended March 31, 2006 and March 31, 2005, respectively, which have been recorded as an expense in the accompanying consolidated condensed statement of operations. See discussion of the Participation Interest below.
Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company reimburses the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. As of March 31, 2006 and December 31, 2005 the Advisor had advanced to or paid on behalf of the Company approximately $3.9 million and $3.2 million, respectively, to fund certain costs incurred by the Company. During the year ended December 31, 2005, the Advisor forgave approximately $1.7 million related to amounts previously advanced to the Company to cover certain general and administrative expenses. This transaction is included as a reduction in related party payable in the accompanying

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
consolidated condensed balance sheets as of March 31, 2006 and December 31, 2005. The remaining balance due to the Advisor of approximately $1.8 million and $1.0 million as of March 31, 2006 and December 31, 2005, respectively, net of repayments of approximately $375,000, is included in due to affiliates in the accompanying unaudited consolidated condensed balance sheet. Management expects that these amounts will be repaid out of future operating cash flow.
Dealer Manager Agreement
The Company has retained HRES, an affiliate of the Advisor, to serve as the dealer manager for the Offering. HRES earned selling commissions of approximately $4.9 million and dealer manager fees of approximately $2.0 million for the quarter ended March 31, 2006, which have been offset against additional paid-in capital in the accompanying consolidated condensed statement of shareholders’ equity. HRES earned selling commissions of approximately $1.9 million and dealer manager fees of approximately $735,000 for the quarter ended March 31, 2005, which have been offset against additional paid-in capital in the accompanying consolidated condensed statement of shareholders’ equity.
Property Management and Leasing Agreements
The Company is party to property management and leasing agreements with Hines under which Hines manages the leasing and operations of properties in which the Company directly invests. As compensation for its services, Hines receives the following:
•	A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. The Company incurred property management fees of approximately $209,000 for the quarter ended March 31, 2006. As of March 31, 2006 and December 31, 2005, the Company had a liability for incurred and unpaid property management fees of approximately $115,000 and $31,000, respectively, which has been included in due to affiliates in the accompanying consolidated condensed balance sheets. The Company owned no direct real estate investments during the quarter ended March 31, 2005, and accordingly, incurred no property management fees for the quarter then ended.

•	A leasing fee of 1.5% of gross revenues payable over the term of each executed lease including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. The Company incurred leasing commissions of approximately $11,000 for the quarter ended March 31, 2006 and had a liability of approximately $9,000 as of March 31, 2006 related to such costs, which has been included in due to affiliates in the accompanying consolidated condensed balance sheets. The Company incurred no leasing, construction management or redevelopment fees during the quarter ended March 31, 2005.

•	We reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. The Company incurred reimbursable expenses of approximately $458,000 for the quarter ended March 31, 2006. This amount, net of payments, resulted in a liability of approximately $342,000 and $100,000 as of March 31, 2006 and December 31, 2005, respectively, which has been included in due to affiliates in the accompanying consolidated condensed balance sheets. The Company incurred no reimbursable expenses for the quarter ended March 31, 2005.
The Participation Interest
Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.36% and 1.23% as of March 31, 2006 and December 31, 2005, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.
As the percentage of the participation interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled approximately $4.5 million and $3.0 million as of March 31, 2006 and December 31, 2005, respectively, and is included in participation interest liability in the accompanying consolidated condensed balance sheets. The related expense for asset management and acquisition fees of approximately $1.4 million and $327,000 for the

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
quarters ended March 31, 2006 and March 31, 2005, respectively, is included in asset management and acquisition fees in the accompanying consolidated condensed statements of operations.
7. Commitments and Contingencies
On March 23, 2006, the Company entered into a contract to acquire 321 North Clark, a 35-story office building located in Chicago, Illinois. This acquisition was completed on April 24, 2006. See Note 8 for further discussion.
Effective November 14, 2005, the Company entered into an agreement to make a $100 million capital commitment to the Core Fund. Pursuant to this agreement, the Company made capital contributions to the Core Fund of $18.3 million and $17.2 million on December 1, 2005 and March 31, 2006, respectively, and the remaining obligation as of March 31, 2006 and December 31, 2005 was $64.5 million and $81.7 million, respectively. The Company made an additional capital contribution on May 1, 2006. See Note 8 for further discussion.
8. Subsequent Events
Acquisition of 333 West Wacker
On April 3, 2006, an indirect subsidiary of the Core Fund acquired an interest in 333 West Wacker, an office property located in the central business district in Chicago, Illinois. The indirect subsidiary of the Core Fund acquired an approximate 80% interest, and the remaining 20% was acquired by institutional co-investors. The contract purchase price for 333 West Wacker was approximately $222.5 million, exclusive of transaction costs, financing fees and working capital reserves. The Core Fund funded the acquisition with borrowings under a revolving credit facility by its subsidiary, capital contributions from certain institutional co-investors and mortgage financing obtained in connection with the acquisition. The property consists of a 36-story office building and a parking structure that were constructed in 1983. The building contains approximately 867,821 square feet of rentable area and was approximately 95% leased as of the date of acquisition.
Mortgage Agreement Secured by 1515 S Street
On April 18, 2006, a wholly-owned subsidiary of the Operating Partnership entered into a mortgage agreement with Metropolitan Life Insurance Company in the principal amount of $45.0 million. The loan bears interest at 5.68% per annum, matures and becomes payable on May 1, 2011 and is secured by 1515 S Street. The mortgage agreement contains customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company has executed a customary recourse carve-out guaranty of certain obligations under the mortgage agreement and the other loan documents.
Acquisition of 321 North Clark
On April 24, 2006, the Company acquired 321 North Clark, an office property located in the central business district of Chicago, Illinois. The property was acquired from 321 North Clark Realty LLC, a joint venture between an affiliate of Hines and an institution advised by JP Morgan Chase. The purchase price for 321 North Clark was approximately $247.3 million, exclusive of transaction costs, financing fees and working capital reserves. The Company funded the acquisition with net proceeds from the Offering, borrowings under the Credit Facility and a term loan, as described below. The property consists of a 35-story office building and a parking structure that were constructed in 1987. The building contains approximately 896,502 square feet of rentable area and was approximately 92% leased as of the date of acquisition.
In connection with the acquisition of 321 North Clark, on April 24, 2006 the Company entered into a term loan agreement with KeyBank to provide bridge financing in the principal amount of $165.0 million. The loan has a term of 120 days and matures and becomes payable on August 22, 2006. The loan agreement allows for borrowing at a variable rate or a LIBOR based rate plus a spread of 120 basis points, at the election of the Company. The interest rate on this loan is currently 6.33% per annum. The loan is secured by the Company’s direct equity interest in any entity it invests in that directly or indirectly holds real property assets, subject to certain exceptions and limitations. The loan agreement also contains customary events of default, with corresponding grace periods, including, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)
liens and indebtedness and maintenance of certain financial ratios. The Company has unconditionally guaranteed payment and performance of its obligations under the term loan agreement and the other loan documents.
Capital Contribution to the Core Fund
On May 1, 2006, as the result of a capital call issued by the Core Fund, the Company contributed an additional $33.4 million to the Core Fund. As a result of this contribution, the Company currently owns a 29.25% non-managing general partner interest in the Core Fund, and its remaining commitment to invest in the Core Fund is $31.1 million.
Current Public Offering
From April 1 through May 10, 2006, the Company received gross offering proceeds of approximately $58.5 million from the sale of 5,899,221 common shares, including approximately $2.4 million of gross proceeds relating to 253,511 shares sold under the dividend reinvestment plan. As of May 10, 2006, 162,567,848 common shares remained available for sale to the public pursuant to the Offering, exclusive of 19,336,832 common shares available under the dividend reinvestment plan.
Borrowings Under the Credit Facility
From April 1, 2006 through May 10, 2006, the Company incurred borrowings totaling $106.5 million under the Credit Facility and made principal payments totaling $96.0 million, and the remaining principal amount due under this obligation was $101.5 million as of May 10, 2006.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Explanatory Note
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements.
Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements concerning future financial performance, future debt and financing levels, investment objectives, payments to our Advisor, Hines Advisors Limited Partnership (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
The forward-looking statements included in this Form 10-Q are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, pay dividends to our shareholders and maintain the value of the real estate properties in which we hold an interest, may be significantly hindered.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:
•	Our ability to invest offering and dividend reinvestment plan proceeds to acquire properties or other investments in a timely manner and at appropriate amounts that provide acceptable returns;

•	The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property operating expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Risks associated with debt;

•	Competition for tenants and real estate investment opportunities, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

•	Risks associated with adverse changes in general economic or local market conditions, including terrorist attacks and other acts of violence, may affect the markets in which we and our tenants operate;

•	Our ability to secure adequate insurance at reasonable and appropriate rates against catastrophic events, such as earthquakes and terrorist attacks;

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
•	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

•	Risks relating to our investment in Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”), such as its reliance on Hines for its operations and investments, and our potential liability for Core Fund obligations;

•	The lack of liquidity associated with our assets;

•	Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high quality personnel who can provide acceptable service levels to us;

•	Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities; and

•	Our ability to continue to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Executive Summary
Hines Real Estate Investment Trust, Inc. (“Hines REIT” and together with its consolidated subsidiaries, the “Company”) and our subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed by our sponsor, Hines, in August 2003 for the purpose of investing in and owning real estate and interests in real estate. We have invested and intend to continue to make real estate investments that will satisfy our primary investment objectives of preserving invested capital, paying regular cash dividends and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership or indirectly by owning interests in entities not wholly owned by the Operating Partnership such as through our investment in the Core Fund. As of March 31, 2006, we had direct and indirect interests in 15 office properties located in 11 cities in the United States. In addition, we may make other real estate investments, including properties outside of the United States, non-office properties, mortgage loans and ground leases. We principally target office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties that offer diversity by location, lease expirations and tenant industries.
In order to provide capital for these investments, we are selling our common shares through our initial public offering pursuant to which we are offering a maximum of 220,000,000 common shares for sale to the public (the “Offering”). We intend to continue raising significant amounts of capital through the Offering, which expires in June 2006, and potential follow-on offerings, as well as through the utilization of debt financings. We commenced the Offering on June 18, 2004, and we commenced operations on November 23, 2004. We filed a registration statement with the Securities and Exchange Commission (the “SEC”) on December 2, 2005 and a pre-effective amendment to the same on April 25, 2006, in connection with our potential follow-on offering of common shares to the public.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
The following table provides summary information regarding the properties in which we owned interests as of March 31, 2006:

		Leasable		Ownership by
Property	Market	Square Feet	% Leased	the Company(1)
Direct Investments:
Citymark	Dallas, Texas	217,746	100%	100.00%
1515 S Street	Sacramento, California	348,881	100%	100.00%
1900 and 2000 Alameda	San Mateo, California	253,377	76%	100.00%
Airport Corporate Center	Miami, Florida	1,018,477	93%	100.00%

Indirect Investments:
425 Lexington Avenue	New York, New York	700,134	100%	11.11%
499 Park Avenue	New York, New York	285,847	85%	11.11%
600 Lexington Avenue	New York, New York	279,253	99%	11.11%
1200 19th Street	Washington D.C.	235,404	100%	11.11%
One Shell Plaza	Houston, Texas	1,226,888	95%	12.69%
Two Shell Plaza	Houston, Texas	565,155	93%	12.69%
The KPMG Building	San Francisco, California	379,328	95%	25.37%
101 Second Street	San Francisco, California	388,370	95%	25.37%
Three First National Plaza	Chicago, Illinois	1,419,010	92%	20.30%
525 B Street	San Diego, California	427,444	86%	25.37%
720 Olive Way	Seattle, Washington	286,437	81%	20.25%

		8,031,751	93%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. As of March 31, 2006, we owned a 95.36% interest in the Operating Partnership and were its sole general partner. Affiliates of Hines owned the remaining 4.64% interest in the Operating Partnership. Real estate investments owned 100% by the Operating Partnership are referred to as “direct investments.” We own interests in the properties shown as “indirect investments” through our interest in the Core Fund, in which we owned an approximate 27.37% non-managing general partner interest as of March 31, 2006. The Core Fund does not own 100% of these buildings; its ownership interests in its buildings ranged from 40.6% to 92.7% as of March 31, 2006.
On April 3, 2006, we acquired an interest in 333 West Wacker through our investment in the Core Fund and on April 24, 2006, we acquired 321 North Clark. Both properties are located in Chicago, Illinois. See “Subsequent Events” for further information.
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
Basis of Presentation
Our consolidated condensed financial statements included in this quarterly report include the accounts of Hines REIT and the Operating Partnership (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries as well as the related amounts of minority interest. All intercompany balances and transactions have been eliminated in consolidation.

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
Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At March 31, 2006, management believes no such impairment has occurred.
Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships and mortgage notes payable. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.
The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved and include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.
Acquired above-and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rent revenue over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.
Management estimates the fair value of mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. This premium is amortized over the life of the mortgage note payable.
Deferred Leasing Costs
Deferred leasing costs, primarily consisting of leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant incentive amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.
Organizational and Offering Costs
Certain organizational and offering costs related to the Offering have been paid by our Advisor on our behalf. Pursuant to the advisory agreement the Operating Partnership entered into with the Advisor (the “Advisory Agreement”), we are obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred or 3.0% of the gross proceeds raised from the Offering.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
Organizational and offering costs incurred by our Advisor have been analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and those which qualify as offering expenses in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, “Miscellaneous Accounting — Expenses of Offering.” Organizational costs are expensed as incurred in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities.” Offering-related salaries and other general and administrative costs of the Advisor and its affiliates are expensed as incurred, and third-party offering expenses are taken as a reduction against the net proceeds of the Offering within additional paid-in capital in accordance with SAB Topic 5.A. In addition to the offering costs to be paid to the Advisor, selling commissions and dealer manager fees are paid to Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”). Such costs are netted against the net proceeds of the Offering within additional paid-in capital as well.
Amounts of organizational and offering costs recorded in our financial statements were based on estimates of gross proceeds to be raised in the future through the end of the offering period. Such estimates were based on highly subjective factors including the number of retail broker-dealers signing selling agreements with our Dealer Manager, anticipated market share penetration in the retail broker-dealer network and the Dealer Manager’s best estimate of the growth rate in sales. At each balance sheet date, management reviews the actual gross Offering proceeds raised to date and management’s estimate of future sales of our common shares through the end of the Offering to determine how much of these costs are expected to be reimbursed to the Advisor, then adjusts the accruals of such costs accordingly.
We filed a registration statement with the SEC on December 2, 2005, and a pre-effective amendment to the same on April 25, 2006, in connection with our potential follow-on offering of common shares for sale to the public. Organizational and offering costs associated with the potential follow-on offering have been paid by the Advisor on our behalf. Pursuant to the terms of the potential follow-on offering, we will be obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, subject to certain limitations, once the offering commences.
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
The leasing activity is generally performed by Hines on behalf of the Company. Leasing fees are capitalized and amortized over the life of the related lease in accordance with the provisions of SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”
Expense reimbursements made to both the Advisor and Hines are expensed as they become payable.
Financial Condition, Liquidity and Capital Resources
We currently have four primary sources of capital and funding for purposes of making real estate investments, paying offering costs, paying expenses associated with operations and paying dividends:
•	proceeds from the Offering and potential follow-on offerings, as well as our dividend reinvestment plan;

•	proceeds from debt financings, including secured or unsecured facilities;

•	cash flow generated by our real estate investments and operations; and

•	advances from affiliates.
Sources of Funds
Our public offering
On June 18, 2004, we commenced the Offering, which provides us with the ability to raise capital on a continual basis. We intend to continue raising capital through the Offering, which expires in June 2006, and potential follow-on offerings. We filed a registration statement with the SEC on December 2, 2005, and a pre-effective amendment to the same on April 26, 2006, in connection with our potential follow-on public offering of common shares, which we plan to commence no earlier than the termination of the Offering.
During the quarter ended March 31, 2005, we sold 3,364,486 shares of our common stock for aggregate gross proceeds of approximately $33.5 million. During the quarter ended March 31, 2006, we sold 9,158,030 shares of our common stock for aggregate gross proceeds of approximately $91.0 million, including approximately $1.8 million relating to 186,678 shares issued under our dividend reinvestment plan. This $57.5 million, or 172%, increase in sales from the same quarter last year is attributable primarily to the expansion of the broker-dealer network marketing and selling shares of our common stock.
Through March 31, 2006, we sold 32,196,099 shares of our common stock for aggregate gross proceeds of approximately $319.2 million, including approximately $3.9 million relating to 409,657 shares issued under our dividend reinvestment plan. After payment of sales commissions, dealer manager fees and reimbursements of organizational and offering costs to our Advisor, we had raised aggregate net Offering proceeds of approximately $288.0 million from the Offering through March 31, 2006, which was available to make real estate investments. As of May 10, 2006, we had sold 38,095,320 shares of our common stock for aggregate gross proceeds of approximately $377.7 million.
Debt financings
We use debt financing from time to time for acquisitions and investments as well as for property improvements, tenant improvements and other working capital needs. We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate, depending on market conditions and other factors.
Subject to market conditions and other factors our board of directors may consider, we expect that once the net proceeds of the Offering are fully invested, our debt financing will be in the range of approximately 40-60% of the aggregate value of our real estate investments. As of March 31, 2006 and December 31, 2005, our debt financing was approximately 53% and 48%, respectively, of the

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
aggregate value of our real estate investments (including our pro rata share of the Core Fund’s real estate assets and related debt). Additionally, the amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties.
On September 9, 2005, we entered into a credit agreement with KeyBank National Association (“KeyBank”), as administrative agent for itself and the other lenders named in the credit agreement to establish a revolving credit facility (the “Credit Facility”) with maximum aggregate borrowing capacity of $140.0 million. As of December 31, 2005, the principal amount due under the Credit Facility was $74.9 million. During the quarter ended March 31, 2006, we incurred borrowings of $65.0 million under the Credit Facility to complete the acquisition of Airport Corporate Center and borrowings of $12.0 million to fund a capital contribution to the Core Fund. We used proceeds from the Offering to make repayments under the Credit Facility totaling $60.9 million, and the outstanding principal amount under this facility as of March 31, 2006 was $91.0 million. As of March 31, 2006, the weighted-average interest rate on outstanding loans under the Credit Facility was 6.62%.
From April 1, 2006 through May 10, 2006, we incurred borrowings totaling $106.5 million under the Credit Facility in connection with the acquisition of 321 North Clark and a $33.4 million capital contribution to the Core Fund on May 1, 2006. We used proceeds from the Offering to make repayments under the Credit Facility totaling $96.0 million, and the remaining outstanding principal amount as of May 10, 2006 was $101.5 million.
In connection with the acquisition of Airport Corporate Center, on January 31, 2006 we assumed a mortgage agreement with Wells Fargo Bank, N.A., as trustee for the registered holders of certain commercial mortgage pass-through certificates, in the principal amount of $91.0 million. The loan bears interest at a fixed rate of 4.775% per annum, matures and becomes payable on March 11, 2009 and is secured by Airport Corporate Center. We executed a customary recourse carve-out guaranty of certain obligations under the mortgage agreement and the other loan documents. The fair value of the assumed mortgage note payable was estimated to be approximately $88.5 million at the date of acquisition. Management estimated the fair value based upon indications of current market pricing for similar types of debt with similar maturities. The fair value of the mortgage note payable resulted in a premium of approximately $2.5 million, which was included in the carrying amount of the mortgage note payable in our accompanying consolidated condensed balance sheet. This premium is being amortized over the life of the mortgage note payable and the amortization has been included in interest expense in the accompanying consolidated condensed statement of operations.
On April 18, 2006, we entered into a mortgage agreement in the principal amount of $45.0 million that is secured by 1515 S Street. In addition, in connection with the acquisition of 321 North Clark on April 24, 2006, we entered into a term loan agreement in the principal amount of $165.0 million. See “Subsequent Events” for further information.
Cash flow from real estate investments and operations
Our direct and indirect investments in real estate assets generate cash flow from receipt of rental revenues reduced by operating expenses incurred at the property level, debt service payments and capital expenditures. Operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees and property taxes. During the quarters ended March 31, 2006 and 2005:
•	We earned distributions of approximately $3.1 million and $918,000, respectively, related to our investment in the Core Fund; and

•	We earned distributions of approximately $2.8 million and zero, respectively, related to properties we own directly.
These increases from last year’s quarter are attributable to our acquisition of four directly-owned real estate investments and our additional investments in the Core Fund totaling $88.8 million between March 31, 2005 and March 31, 2006.
Advances from affiliates
Certain costs and expenses associated with our organization and public offerings have been paid by our Advisor on our behalf. Pursuant to the Advisory Agreement, we are obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred related to the Offering or 3.0% of the gross proceeds raised from the Offering. In addition,

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
we will be required to reimburse the Advisor for certain organizational and offering costs associated with our potential follow-on offering, subject to certain limitations, once the offering begins. See “ — Uses of Funds — Payment of offering costs and other expenses” below for a discussion of these advances and our repayment of the same.
Our Advisor has also advanced funds to us to allow us to pay certain of our corporate-level operating expenses. During 2005, our Advisor forgave approximately $1.7 million of amounts previously advanced to us to pay these expenses. For the quarters ended March 31, 2006 and 2005, our Advisor advanced funds to us in the amount of approximately $789,000 and $376,000, respectively, related to the payment of such expenses. As of March 31, 2006, and December 31, 2005 (after taking into account our Advisor’s forgiveness), we owed our Advisor approximately $1.8 million and $1.0 million, respectively, as a result of such advances. See the discussion below regarding our Advisor’s forgiveness of related party payable. To the extent that our operating expenses in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of Net Income (as defined in our Articles of Incorporation), our Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold.
Uses of Funds
Real estate investments
On November 23, 2004, we commenced our real estate operations and acquired an initial interest in the Core Fund. During the quarter ended March 31, 2005, we invested approximately $28.3 million in the Core Fund. As of December 31, 2005, we had invested a total of approximately $128.2 million in the Core Fund and we owned an approximate 26.2% non-managing general partner interest in the Core Fund as of that date.
Effective November 14, 2005, our board of directors approved a $100 million capital commitment to the Core Fund. During the quarter ended March 31, 2006, we made a capital contribution to the Core Fund of $17.2 million pursuant to this $100 million commitment, and our remaining capital commitment as of March 31, 2006 was $64.5 million. As of March 31, 2006, we had an approximate $145.4 million investment in the Core Fund representing a 27.37% non-managing general partner interest. We contributed an additional $33.4 million to the Core Fund pursuant to our capital commitment on May 1, 2006. See “Subsequent Events” for further information. Thereafter, we will participate in capital calls issued by the Core Fund until our capital commitment is fully funded.
On January 31, 2006, we acquired Airport Corporate Center in Miami, Florida for approximately $156.8 million, excluding transaction costs, financing fees and working capital reserves. Airport Corporate Center consists of 11 buildings and a 5.46-acre land tract. The buildings have an aggregate of 1,018,477 square feet of rentable area and were approximately 93% leased as of March 31, 2006.
On April 24, 2006, we acquired 321 North Clark in Chicago, Illinois for approximately $247.3 million, exclusive of transaction costs, financing fees and working capital reserves. See “Subsequent Events” for further information.
Payment of offering and other costs and expenses
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor, our Dealer Manager, Hines and their affiliates for services rendered during the various phases of our organization and operation. During the offering stage, these payments include payments to the Dealer Manager for selling commissions and dealer manager fees and payments to the Advisor for reimbursement of organization and offering costs. For the quarters ended March 31, 2006 and 2005, we incurred selling commissions of approximately $4.9 million and $1.9 million, respectively and we incurred dealer manager fees of approximately $2.0 million and $735,000, respectively.
During the quarter ended March 31, 2005, organizational and internal offering costs related to the Offering incurred by the Advisor totaling approximately $1.5 million were expensed and included in our consolidated condensed statement of operations, and third-party offering costs of approximately $1.1 million were offset against additional paid-in capital in the accompanying consolidated condensed statement of shareholders’ deficit. We made no payments to our Advisor for reimbursement of organizational and offering costs during the quarter ended March 31, 2005. During the quarter ended March 31, 2006, the Advisor incurred organizational and internal offering costs related to the Offering totaling approximately $1.6 million and third-party offering costs of approximately $1.9 million. However, these costs were not recorded in our consolidated condensed financial statements because management expects that

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
we will not be obligated to reimburse the Advisor for these costs. We made payments to our Advisor totaling $3.0 million for reimbursement of organizational and offering costs during the quarter ended March 31, 2006. See “Critical Accounting Policies – Organizational and Offering Costs” above for further discussion.
During the quarter ended March 31, 2006, the Advisor incurred on our behalf organizational and offering costs in connection with our potential follow-on offering of approximately $413,000, (of which approximately $133,000 relates to the Advisor or its affiliates), including approximately $133,000 of organizational and internal offering costs, which have been expensed, and approximately $280,000 of third-party offering costs which will offset net proceeds of the potential follow-on offering within additional paid-in capital. Pursuant to the terms of the potential follow-on offering, we will be obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, subject to certain limitations, once the offering commences.
During the acquisition and operational stages, our Advisor and Hines provide us certain services related to management of our investments and operations pursuant to various agreements we have entered into with these entities. Pursuant to those agreements, we make various payments to our Advisor and/or Hines, including acquisition fees, asset management fees, property management fees, leasing fees, and payments for reimbursements of certain costs they incur in providing related services to the Company. Asset management fees incurred for the quarters ended March 31, 2006 and 2005 were approximately $474,000 and $86,000, respectively, excluding amounts related to the Participation Interest. Acquisition fees, excluding amounts related to the Participation Interest, for the quarters ended March 31, 2006 and 2005 were approximately $971,000 and $241,000, respectively.
Property Management and Leasing Agreements
We have entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which we directly invest. As compensation for its services, Hines receives the following:
•	A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. We incurred property management fees of approximately $209,000 for the quarter ended March 31, 2006. As of March 31, 2006 and December 31, 2005, we had a liability for incurred and unpaid property management fees of approximately $115,000 and $31,000, respectively, which has been included in due to affiliates in the accompanying consolidated condensed balance sheets. We owned no direct real estate investments during the quarter ended March 31, 2005, and accordingly, incurred no property management fees for the quarter then ended.

•	A leasing fee of 1.5% of gross revenues payable over the term of each executed lease including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. We incurred leasing commissions of approximately $11,000 for the quarter ended March 31, 2006 and had a liability of approximately $9,000 as of March 31, 2006 related to such costs, which has been included in due to affiliates in the accompanying consolidated condensed balance sheets. We incurred no leasing, construction management or redevelopment fees during the quarter ended March 31, 2005.

•	We reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. We incurred reimbursable expenses of approximately $458,000 for the quarter ended March 31, 2006. This amount, net of repayments, resulted in a liability of approximately $342,000 and $100,000 as of March 31, 2006 and December 31, 2005, respectively, which has been included in due to affiliates in the accompanying consolidated condensed balance sheets. We incurred no reimbursable expenses for the quarter ended March 31, 2005.
Dividends
In order to meet the requirements for being treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, we must pay dividends to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. We intend to continue to declare dividends to shareholders as of daily record dates and aggregate and pay such dividends quarterly.
During the quarters ended March 31, 2006 and 2005, our board of directors declared dividends equal to $0.00164384 per share, per day, which equaled a 6.0% annualized rate on an investment of $10.00 per share. Additionally, our board of directors has declared dividends at the same per share amount through May 31, 2006.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
To date, we have paid dividends as follows:

Dividends for the Quarter Ended	Date Paid	Total Dividends
March 31, 2006	April 13, 2006	$3,987,267
December 31, 2005	January 13, 2006	$3,001,754
September 30, 2005	October 14, 2005	$2,008,861
June 30, 2005	July 15, 2005	$1,091,813
March 31, 2005	April 7, 2005	$534,652
December 31, 2004(1)	January 14, 2005	$99,149

(1) We commenced operations on November 23, 2004. Dividends for the quarter ended December 31, 2004 were declared for the period from November 23, 2004 through December 31, 2004.
For the quarters ended March 31, 2006 and 2005, we earned distributions from our real estate investments of approximately $5.9 million and $918,000, respectively. During these periods, we also incurred cash asset management fees of approximately $474,000 and $86,000, respectively, which have been paid to our Advisor, and corporate-level interest expense totaling approximately $1.5 million and zero, respectively, resulting in net cash flow (before the payment of all corporate-level general and administrative expenses) available to pay dividends and distributions of approximately $3.9 million and $832,000 as of March 31, 2006 and 2005, respectively. During the same periods, we declared dividends to shareholders of approximately $4.0 million and $535,000, respectively (as described above), and distributions to minority interest holders in the Operating Partnership of approximately $225,000 and $172,000, respectively.
The dividends declared through May 2006 were set by our board of directors at a level we believe to be appropriate based upon an evaluation of our assets, historical and projected levels of cash flow, additional capital and debt anticipated to be raised or incurred and invested in the future and our projected results of operations. To fund dividends paid to date, we utilized distributions we received from our real estate investments. However, after payments of such dividends, interest expense and asset management fees paid or payable to our Advisor, funds remaining were not sufficient to pay all of our corporate-level general and administrative expenses. Our Advisor has advanced funds to allow us to pay these expenses. During the quarters ended March 31, 2006 and 2005 our Advisor funded approximately $789,000 and $376,000, respectively, for the payment of our general and administrative expenses. These amounts, combined with advances from prior periods and the Advisor’s forgiveness during 2005 of approximately $1.7 million, resulted in an amount due to the Advisor of approximately $1.8 million as of March 31, 2006. We are obligated to pay this amount to the Advisor in the future, and the payment of this liability may impact our ability to pay future dividends. Our Advisor is not obligated to either advance funds for the payment of our general and administrative expenses or defer reimbursements of such advances in future periods. Our Advisor’s refusal to continue advancing funds for the payment of our general and administrative expenses and/or deferring reimbursements of such advances could have an adverse impact on our ability to pay dividends in future periods.
Results of Operations
Our $56.6 million investment in the Core Fund was our only real estate investment as of March 31, 2005, which we account for using the equity method of accounting for investments. Accordingly, our results of operations for the quarter then ended consists primarily of organizational and offering expenses, general and administrative expenses and equity in losses of the Core Fund. As of March 31, 2005, the Core Fund owned interests in eight office properties.
Between March 31, 2005 and March 31, 2006 we acquired direct interests in four office properties and invested an additional $88.8 million in the Core Fund. As of March 31, 2006, the Core Fund owned indirect interests in 11 office properties. As a result of the acquisitions of direct interests in these properties and the additional investments in the Core Fund, our results of operations for the quarters ended March 31, 2006 and 2005 are not comparable.
Direct Investments
As discussed above, we acquired our four directly owned properties on June 28, 2005, August 24, 2005, November 2, 2005 and January 31, 2006. We had rental income and tenant reimbursements of approximately $8.4 million for the quarter ended March 31, 2006. Property-level expenses and property management fees for the quarter ended March 31, 2006 totaled approximately $3.9 million. Depreciation and amortization expense totaled approximately $3.0 million for the quarter ended March 31, 2006. We expect rental income and tenant reimbursements, as well as property-level expenses, property management fees and depreciation and amortization expense, to increase as we acquire additional properties as well as operate our current properties for full reporting periods.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
Our Interest in the Core Fund
As of March 31, 2005, we had invested a total of approximately $56.6 million and owned a 13.87% non-managing general partner interest in the Core Fund. Our equity in losses related to our investment in the Core Fund for the quarter ended March 31, 2005 was approximately $29,000. For the quarter ended March 31, 2005, the Core Fund had a net loss of approximately $247,000 on revenues of approximately $42.5 million. The Core Fund’s net loss for the quarter ended March 31, 2005 included approximately $12.0 million of non-cash depreciation and amortization expenses. The distribution we earned from the Core Fund during the quarter ended March 31, 2005 was approximately $918,000.
As of March 31, 2006, we had invested a total of approximately $145.4 million and owned an approximate 27.37% non-managing general partner interest in the Core Fund. Our equity in losses related to our investment in the Core Fund for the quarter ended March 31, 2006 was approximately $101,000. For the quarter ended March 31, 2006, the Core Fund had a net loss of approximately $249,000 on revenues of approximately $56.8 million. The Core Fund’s net loss for the quarter ended March 31, 2006 included approximately $15.6 million of non-cash depreciation and amortization expenses. We expect revenues and expenses for the Core Fund to increase in the future as a result of a full quarter of operations in 2006 for the property acquired during the quarter ended March 31, 2006 and the impact of future acquisitions. The distributions we earned from the Core Fund during the quarter ended March 31, 2006 totaled approximately $3.1 million.
Asset Management and Acquisition Fees
Asset management fees for the quarters ended March 31, 2006 and 2005 were approximately $948,000 and $173,000, respectively, which include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest. Acquisition fees for the quarters ended March 31, 2006 and 2005 were approximately $1.9 million and $481,000, respectively, which include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest. See “Note 6 –– Related Party Transactions” in our consolidated condensed financial statements included elsewhere in this Form 10-Q for a description of the Participation Interest.
General, Administrative and Other Expenses
General and administrative expenses for the quarter ended March 31, 2006 totaled approximately $609,000, a $171,000 or 22% decrease from general and administrative expenses of approximately $780,000 for the quarter ended March 31, 2005. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. The decrease in general and administrative expenses is primarily due to higher legal fees incurred in connection with our initial Annual Report on Form 10-K for the year ended December 31, 2004.
As discussed above, during the year ended December 31, 2005, our Advisor forgave approximately $1.7 million of amounts previously advanced to us to cover certain corporate-level general and administrative expenses. After this forgiveness, as of March 31, 2006 and December 31, 2005, we owed approximately $1.8 million and $1.0 million, respectively, to our Advisor for reimbursement of such costs.
Loss Allocated to Minority Interests
As of March 31, 2006 and 2005, Hines REIT owned a 95.36% and an 82.13% interest, respectively, in the Operating Partnership, respectively, and two affiliates of Hines owned the remaining 4.64% and 17.87% interests, respectively. Accordingly, we allocated losses of approximately $122,000 and $705,000 to minority interests for the quarters ended March 31, 2006 and 2005, respectively, relating to the interests that affiliates of Hines own in the Operating Partnership. The decrease in losses allocated to minority interests from last year is due to the decrease in the minority interest holders’ ownership.
Off-Balance Sheet Arrangements
As of March 31, 2006 and December 31, 2005, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
Subsequent Events
Acquisition of 333 West Wacker
On April 3, 2006, an indirect subsidiary of the Core Fund acquired an interest in 333 West Wacker, an office property located in the central business district in Chicago, Illinois. The indirect subsidiary of the Core Fund acquired an approximate 80% interest, and the remaining 20% was acquired by institutional co-investors. The contract purchase price for 333 West Wacker was approximately $222.5 million, exclusive of transaction costs, financing fees and working capital reserves. The Core Fund funded the acquisition with borrowings under a revolving credit facility by its subsidiary, capital contributions from certain institutional co-investors and mortgage financing obtained in connection with the acquisition. The property consists of a 36-story office building and a parking structure that were constructed in 1983. The building contains approximately 867,821 square feet of rentable area and was approximately 95% leased as of the date of acquisition.
Mortgage Agreement Secured by 1515 S Street
On April 18, 2006, a wholly-owned subsidiary of the Operating Partnership entered into a mortgage agreement with Metropolitan Life Insurance Company in the principal amount of $45.0 million. The loan bears interest at 5.68% per annum, matures and becomes payable on May 1, 2011 and is secured by 1515 S Street. The mortgage agreement contains customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. We have executed a customary recourse carve-out guaranty of certain obligations under the mortgage agreement and the other loan documents.
Acquisition of 321 North Clark
On April 24, 2006, we acquired 321 North Clark, an office property located in the central business district in Chicago, Illinois. The property was acquired from 321 North Clark Realty LLC, a joint venture between an affiliate of Hines and an institution advised by JP Morgan Chase. The purchase price for 321 North Clark was approximately $247.3 million, exclusive of transaction costs, financing fees and working capital reserves. We funded the acquisition with net proceeds from the Offering, borrowings under our existing revolving credit facility and a term loan, as described below. The property consists of a 35-story office building and a parking structure that were constructed in 1987. The building contains approximately 896,502 square feet of rentable area and was approximately 94% leased as of the date of acquisition.
In connection with the acquisition of 321 North Clark, on April 24, 2006, we entered into a term loan agreement with KeyBank to provide bridge financing in the principal amount of $165.0 million. The loan has a term of 120 days and matures and becomes payable on August 22, 2006. The loan agreement allows for borrowing at a variable rate or on a short-term basis or a LIBOR based rate plus a spread of 120 basis points, at the election of the Company. The interest rate on this loan is currently 6.33% per annum. The loan is secured by our direct equity interest in any entity we invest in that directly or indirectly holds real property assets, subject to certain exceptions and limitations. The loan agreement also contains customary events of default, with corresponding grace periods, including, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. We have unconditionally guaranteed payment and performance of our obligations under the term loan agreement and the other loan documents.
Capital Contribution to the Core Fund
On May 1, 2006, as the result of a capital call issued by the Core Fund, we contributed an additional $33.4 million to the Core Fund. As a result of this contribution, we own a 29.25% non-managing general partner interest in the Core Fund, and our remaining commitment to invest in the Core Fund is $31.1 million.
Current Public Offering
From April 1 through May 10, 2006, we received gross offering proceeds of approximately $58.5 million from the sale of 5,899,221 common shares, including approximately $2.4 million of gross proceeds relating to 253,511 shares sold under the dividend reinvestment plan. As of May 10, 2006, 162,567,848 common shares remained available for sale to the public pursuant to the Offering, exclusive of 19,336,832 common shares available under the dividend reinvestment plan.

HINES REAL ESTATE INVESTMENT TRUST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued
Borrowings Under the Credit Facility
From April 1, 2006 through May 10, 2006, we incurred borrowings totaling $106.5 million under the Credit Facility and made principal payments totaling $96.0 million, and the remaining principal amount due under this obligation was $101.5 million as of May 10, 2006.
Form of Property Management Agreement
On May 11, 2006, our board of directors and the conflicts committee of our board of directors approved a revised form property management and leasing agreement pursuant to which we retain Hines to manage our properties. Although other minor revisions were approved, the primary revisions relate to leasing functions under the agreement. The original agreement contemplated that Hines would be our primary leasing agent in all cases. The revised agreement clarifies that we may hire a third party directly to be the primary leasing agent at the property, rather than Hines, and under such circumstances we would pay no leasing fees to Hines under the agreement. However, in all events, Hines would be our property manager and would remain ultimately responsible for managing all leasing activities at our properties, including supervising any third party we hire directly to perform such services. If we retain a third party to be our primary leasing agent, we will pay leasing fees directly to such third party and these fees may be higher or lower than the leasing fees provided for in our form agreement. In the event Hines is our primary leasing agent, the fees we pay Hines for such services remain unchanged. Our board of directors, and the conflicts committee of our board, also authorized management to replace the property management and leasing agreement currently in place at any of our properties with the revised form and we expect to execute a revised property management and leasing agreement in the form so approved for 1900 and 2000 Alameda and Airport Corporate Center.

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
Our debt outstanding as of March 31, 2006 consisted of $91.0 million in borrowings under our Credit Facility, which is subject to a variable rate through its maturity date of September 8, 2008, and a fixed-rate mortgage agreement in the amount of $91.0 million, which is secured by Airport Corporate Center. An increase in the variable interest rate on the Credit Facility constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders. During the period from January 1, 2006 through March 31, 2006, 30-day LIBOR has increased from 4.39% to 4.82%. Based on the debt outstanding as of March 31, 2006, a 1% change in interest rates would result in a change in interest expense of approximately $910,000 per year.
The fair value of the assumed mortgage note payable was estimated to be approximately $88.5 million at the date of acquisition. Management estimated the fair value based upon indications of current market pricing for similar types of debt with similar maturities. The fair value of the mortgage note payable resulted in a premium of approximately $2.5 million, which was included in the carrying amount of the mortgage note payable in our accompanying consolidated condensed balance sheet. This premium is being amortized over the life of the mortgage note payable and the amortization has been included in interest expense in the accompanying consolidated condensed statement of operations.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares that
	Number of	Average Price	Part of Publicly	May Yet be Purchased
	Shares	Paid per Share	Announced Plans or	Under the Plans or
Period	Purchased	(or Unit)	Programs	Programs
January 1, 2006 to January 31, 2006	7,043	9.00	7,043	215,799
February 1, 2006 to February 28, 2006	––	––	––	215,799
March 1 to March 31, 2006	––	––	––	215,799

Total	7,043	9.00	7,043

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
Through March 31, 2006, we had sold approximately 32.2 million of our common shares for gross offering proceeds of approximately $319.2 million. This amount includes 409,657 shares sold pursuant to our Dividend Reinvestment Plan for gross proceeds of approximately $3.9 million. From the effective date of our public offering through March 31, 2006, we have incurred the following expenses in connection with the issuance and distribution of the registered securities (actual rather than estimated expenses):

Type of Expense	Amount
Underwriting discounts and commissions	$16,011,273
Finders’ fees	––
Expenses paid to or for underwriters	––
Other expenses paid to affiliates	15,057,994
Other expenses paid to non-affiliates	––

Total expenses	$31,069,267

The net offering proceeds to us through March 31, 2006 after deducting the total expenses paid as described above, are approximately $288.0 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all of the commissions to soliciting dealers. With the net offering proceeds, we acquired approximately $123.7 million in real estate investments and related assets, paid approximately $2.9 million in acquisition fees and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated condensed statement of cash flows included in Part I — Item 1 of this report and incorporated herein by reference. Cumulatively, we have used the net offering proceeds as follows (actual rather than estimated uses):

Type of Expense	Amount
Construction of plant, building and facilities	$––
Purchase of real estate interests	126,643,035
Acquisition of other businesses	––
Repayment of indebtedness	152,300,000	(1)
Working capital (as of March 31, 2006)	9,076,217
Temporary investments	––
Other uses	––

Total uses	$288,019,252

(1)	These were principal payments made on our Credit Facility which was put in place to provide financing for the purpose of acquiring our real estate investments.
As of May 10, 2006, we have sold approximately 38.1 million shares at an aggregate offering price of $377.7 million.
Item 6. Exhibits.
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES REAL ESTATE INVESTMENT TRUST, INC.
May 15, 2006	By:	/s/ Charles M. Baughn
Charles M. Baughn
Chief Executive Officer

May 15, 2006	By:	/s/ Sherri W. Schugart
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

3.3*	Form of Property Management and Leasing Agreement between Hines REIT Properties, L.P. and Hines Interests Limited Partnership.

10.1
Sixth Amendment, dated January 20, 2006, to Agreement of Sale, dated October 12, 2005, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Hines REIT Properties, L.P. (filed as Exhibit 10.55 to Post Effective Amendment No. 7 to the Registration Statement, filed February 14, 2006, and incorporated herein by reference).

10.2
Purchase and Sale Agreement between Kan Am Grund Kapitalanlagegesellschaft MBH and Hines-Sumisei U.S. Core Office Properties, LP, dated as of March 10, 2006 (Filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 29, 2006, and incorporated herein by reference).

10.3
Purchase and Sale Agreement between 321 North Clark Realty L.L.C. and Hines REIT Properties, LP, dated as of March 23, 2006 (Filed as Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 29, 2006, and incorporated herein by reference).

10.4
Agreement of Purchase and Sale by and between WXIII/SCV Real Estate Limited Partnership and Hines 720 Olive Way LP, dated as of December 29, 2005, as amended by First Amendment, dated as of January 6, 2006, and Second Amendment, dated January 11, 2006. (Filed as Exhibit 10.58 to Post-Effective Amendment No. 8 to the Registration Statement, filed on April 14, 2006, and incorporated herein by reference).

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