Form 10-Q
period 2006-06-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2006-08-14
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
     As of August 9, 2006, there were 54,669,103 outstanding shares of the common stock of Hines Real Estate Investment Trust, Inc.

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(UNAUDITED)

	June 30,	December 31,
	2006	2005
ASSETS
Investment property, at cost:
Buildings and improvements, net	$337,636,324	$79,461,108
In-place leases, net	89,597,008	25,698,679
Land	110,604,578	38,416,834

Total investment property	537,837,910	143,576,621
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	162,018,389	118,574,523
Cash and cash equivalents	9,003,126	6,156,285
Restricted cash	3,770,882	––
Distributions receivable	3,168,303	3,598,103
Straight-line rent receivable	1,344,567	276,726
Tenant and other receivables	1,672,906	807,813
Forward interest rate swap	1,907,677	––
Acquired above-market leases, net	30,293,679	15,099,578
Deferred offering costs	3,029,144	1,221,987
Deferred leasing costs, net	2,014,317	1,655,534
Deferred financing costs, net	1,882,611	851,206
Other assets	11,446,395	5,515,934

TOTAL ASSETS	$769,389,906	$297,334,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$16,241,927	$4,280,492
Unaccepted subscriptions for common shares	10,085	1,168,441
Due to affiliates	7,172,612	10,855,669
Acquired below-market leases, net	13,559,716	8,719,488
Other liabilities	2,591,565	902,246
Participation interest liability	6,800,932	3,021,780
Dividends payable	6,144,848	3,001,754
Distributions payable to minority interests	259,683	207,243
Notes payable	275,830,223	74,900,000

Total liabilities	328,611,591	107,057,113
Minority interest	1,454,555	2,192,831
Commitments and Contingencies
Shareholders’ equity :
Preferred shares, $.001 par value; 500 million preferred shares authorized, none issued or outstanding as of June 30, 2006 and December 31, 2005	—	—
Common shares, $.001 par value; 1,500,000,000 common shares authorized as of June 30, 2006 and December 31, 2005; 53,149,096 and 23,046,119 common shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	53,149	23,046
Additional paid-in capital	464,013,247	199,846,230
Retained deficit	(24,742,636)	(11,784,910)

Total shareholders’ equity	439,323,760	188,084,366

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$769,389,906	$297,334,310

See notes to the consolidated condensed financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues:
Rental revenue	$15,920,300	$47,609	$23,996,558	$47,609
Other revenue	573,445	––	890,756	––

Total revenues	16,493,745	47,609	24,887,314	47,609

Expenses:
Property operating expenses	4,517,269	20,600	7,146,190	20,600
Real property taxes	2,672,705	––	3,684,778	––
Property management fees	390,288	––	599,686	––
Depreciation and amortization	5,779,770	12,701	8,825,599	12,701
Asset management and acquisition fees	4,667,174	1,616,616	7,558,304	2,270,734
Organizational and offering expenses	1,527,176	––	1,659,849	1,479,923
General and administrative expenses	918,083	569,238	1,527,534	1,349,341

Total expenses	20,472,465	2,219,155	31,001,940	5,133,299

Loss before equity in (losses) earnings, interest expense and loss allocated to minority interests	(3,978,720)	(2,171,546)	(6,114,626)	(5,085,690)

Equity in (losses) earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	(812,315)	44,549	(913,203)	15,605
Gain on forward interest rate swap	1,355,677	––	1,355,677	––
Interest expense	(5,268,336)	(39,100)	(7,772,713)	(39,100)
Interest income	149,191	3,515	233,167	5,079
Loss allocated to minority interests	132,393	266,928	253,972	971,872

Net loss	$(8,422,110)	$(1,895,654)	$(12,957,726)	$(4,132,234)

Basic and diluted loss per common share:
Loss per common share	$(0.21)	$(0.24)	$(0.38)	$(0.76)

Weighted average number common shares outstanding	41,077,789	7,928,701	34,053,215	5,466,449

See notes to the consolidated condensed financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006 and the Year Ended December 31, 2005
(UNAUDITED)

					Additional
	Preferred		Common		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, January 1, 2005	—	$—	2,073,116	$2,073	$9,715,539	$(10,028,316)	$(310,704)
Issuance of common shares	—	—	20,973,003	20,973	207,642,319	—	207,663,292
Dividends declared	—	—	—	—	(6,637,079)	—	(6,637,079)
Selling commissions and dealer manager fees	—	—	—	—	(15,055,143)	—	(15,055,143)
Other offering costs, net	—	—	—	—	4,180,594	—	4,180,594
Net loss	—	—	—	—	—	(1,756,594)	(1,756,594)

BALANCE, December 31, 2005	—	—	23,046,119	23,046	199,846,230	(11,784,910)	188,084,366
Issuance of common shares	—	—	30,134,154	30,134	299,350,617	—	299,380,751
Redemption of common shares	—	—	(31,177)	(31)	(280,562)	—	(280,593)
Dividends declared	—	—	—	—	(10,132,115)	—	(10,132,115)
Selling commissions and dealer manager fees	—	—	—	—	(22,722,876)	—	(22,722,876)
Other offering costs, net	—	—	—	—	(2,048,047)	—	(2,048,047)
Net loss	—	—	—	—	—	(12,957,726)	(12,957,726)

BALANCE, June 30, 2006	—	$—	53,149,096	$53,149	$464,013,247	$(24,742,636)	$439,323,760

See notes to the consolidated condensed financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,957,726)	$(4,132,234)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,848,426	34,853
Non-cash compensation expense	15,469	23,676
Equity in losses (earnings) of Hines-Sumisei U.S. Core Office Fund, L.P.	913,203	(15,605)
Distribution received from Hines-Sumisei U.S. Core Office Fund, L.P.	––	84,066
Loss allocated to minority interests	(253,972)	(971,872)
Accrual of organizational and offering expenses	1,659,849	1,479,923
Gain on forward interest rate swap	(1,355,677)	––
Changes in assets and liabilities:
Increase in other assets	(278,491)	(90,548)
Increase in straight-line rent receivable	(1,067,841)	––
Increase in tenant and other receivables	(795,614)	––
Increase in deferred lease costs	(562,361)	––
Increase in accounts payable and accrued expenses	4,195,752	319,599
Increase in participation interest liability	3,779,152	1,135,367
Decrease in other liabilities	694,665	––
Increase in due to affiliates	1,138,119	225,545

Net cash provided by (used in) operating activities	4,972,953	(1,907,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	(50,640,000)	(63,258,787)
Distributions received from Hines-Sumisei U.S. Core Office Fund, L.P. in excess of equity in (losses) earnings	6,712,731	1,080,910
Investments in property	(300,651,542)	(45,497,700)
Additions to other assets	(10,000,000)	––
Increase in restricted cash	(3,770,882)	––
Increase in acquired out-of-market leases, net	(10,335,379)	(13,049,438)

Net cash used in investing activities	(368,685,072)	(120,725,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in escrowed investor proceeds	––	100,000
Decrease in escrowed investor proceeds liability	––	(100,000)
Increase (decrease) in unaccepted subscriptions for common shares	(1,158,356)	234,062
Proceeds from issuance of common stock	295,134,002	75,942,901
Redemption of common shares	(280,593)	––
Payments of selling commissions and dealer manager fees	(23,876,198)	(5,445,867)
Payments of organizational and offering expenses	(9,800,000)	(2,500,000)
Proceeds from advances from affiliate	1,666,878	1,141,800
Payments on advances from affiliate	(1,095,000)	––
Dividends paid to shareholders	(2,807,601)	(300,476)
Dividends paid to minority interests	(431,860)	(245,629)
Proceeds from notes payable	393,500,000	60,000,000
Payments on notes payable	(281,400,000)	––
Increase in forward interest rate swap	(522,000)	––
Additions to deferred financing costs	(2,370,312)	(300,000)

Net cash provided by financing activities	366,558,960	128,526,791

Net change in cash and cash equivalents	2,846,841	5,894,546

Cash and cash equivalents, beginning of period	6,156,285	1,536,439

Cash and cash equivalents, end of period	$9,003,126	$7,430,985

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,738,894	$––

Supplemental Disclosure of Non-Cash Activities
Unpaid selling commissions and dealer manager fees	$––	$732,633

Deferred offering costs offset against additional paid-in capital	$2,048,047	$1,140,567

Accrual of deferred offering costs	$3,029,144	$—

Distributions receivable	$3,168,303	$1,616,925

Dividends declared and unpaid	$6,144,457	$1,091,813

Distributions declared and unpaid to minority interests	$259,683	$181,141

Dividends reinvested	$4,181,420	$333,325

Assumption of mortgage upon acquisition of property	$88,494,864	$—

Non-cash assets acquired upon acquisition of property	$5,349,308	$1,236,546

Accrual additions to investment property	$2,246,448	$—

Accrual of deferred financing costs	$13,523	$58,301

See notes to the consolidated condensed financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
1. Organization
The accompanying interim unaudited consolidated condensed financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2005 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of June 30, 2006 and December 31, 2005, the results of operations for the three and six months ended June 30, 2006 and 2005 and the cash flows for the six months ended June 30, 2006 and 2005 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with its consolidated subsidiaries, the “Company”), was formed on August 5, 2003 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning interests in commercial real estate. The Company operates and intends to continue to operate in a manner to qualify for real estate investment trust (“REIT”) status for federal income tax purposes. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through a majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. Subject to certain restrictions and limitations, the business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the advisory agreement that Hines REIT and the Operating Partnership entered into with the Advisor (the “Advisory Agreement”).
Public Offerings
On June 18, 2004, Hines REIT commenced its initial public offering, pursuant to which it offered a maximum of 220 million common shares for sale to the public (the “Initial Offering”). The Initial Offering expired on June 18, 2006. Through the end of the Initial Offering, Hines REIT received gross offering proceeds of approximately $527.6 million from the sale of 53,170,415 common shares, including approximately $6.3 million of gross proceeds relating to 663,168 shares sold under Hines REIT’s dividend reinvestment plan.
On June 19, 2006, the Company commenced its current public offering, pursuant to which it is offering a maximum of $2.2 billion in common shares for sale (the “Current Offering”). Through June 30, 2006, the Company received gross offering proceeds of approximately $50,000 from the sale of 4,808 common shares. As of June 30, 2006, approximately $1,999,950,000 in common shares remained available for sale pursuant to the Current Offering, exclusive of $200 million in common shares available under the Company’s dividend reinvestment plan. Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of June 30, 2006, Hines REIT owned a 96.67% general partner interest in the Operating Partnership.
From July 1 through August 9, 2006, Hines REIT received gross offering proceeds of approximately $16.9 million from the sale of 1,647,804 common shares, including approximately $3.8 million relating to 388,909 shares sold under Hines REIT’s dividend reinvestment plan. See Note 8 for further information.
Minority Interests
Hines Real Estate Holdings Limited Partnership, an affiliate of Hines, owned a 2.01% and 4.53% interest in the Operating Partnership as of June 30, 2006 and December 31, 2005, respectively. As a result of HALP Associates Limited Partnership’s (“HALP”) ownership of the Participation Interest (see Note 6), HALP’s percentage ownership in the Operating Partnership was 1.32% and 1.23% as of June 30, 2006 and December 31, 2005, respectively.
Investment Property
As of June 30, 2006, the Company held direct and indirect investments in 17 office properties located in cities throughout the United States, including New York City, Washington, D.C., Miami, Chicago, Houston, Dallas, Seattle, San Francisco, Sacramento, San

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
Diego and San Mateo. The Company’s interests in 12 of these properties are owned indirectly through the Company’s investment in Hines-Sumisei U. S. Core Office Fund, L.P. (the “Core Fund”). As of June 30, 2006 and December 31, 2005, the Company owned a 29.25% and 26.2% non-managing general partner interest in the Core Fund, respectively. See further discussion in Note 3.
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
Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At June 30, 2006, management believes no such impairment has occurred.
Acquisitions of properties are accounted for utilizing the purchase method, and accordingly, the results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships and mortgage notes payable. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.
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

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
Management estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance is amortized over the life of the mortgage note payable.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.
Deferred Leasing Costs
Deferred leasing costs, primarily consisting of tenant incentives, leasing commissions and tenant improvements, are capitalized and amortized over the life of the related lease. Tenant incentive amortization of approximately $143,000 and $274,000 for the quarter and six months ended June 30, 2006, respectively, is recorded as an offset to rental revenue in the accompanying consolidated condensed statements of operations. Other deferred leasing cost amortization was approximately $19,000 and $27,000 for the quarter and six months ended June 30, 2006, respectively, and is included in amortization expense in the accompanying consolidated condensed statements of operations. The Company had no amortization expense related to tenant inducements or other direct leasing costs for the quarter or six months ended June 30, 2005.
Other Assets
Other assets primarily consists of prepaid insurance, earnest money deposits paid in connection with future property acquisitions, mortgage loan and forward interest rate swap deposits and capitalized acquisition costs that have not yet been applied to investments in real estate assets. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods. Other assets includes the following:

	June 30,	December 31,
	2006	2005
Property acquisition escrow deposit	$––	$5,000,000
Prepaid insurance	325,449	110,155
Mortgage loan deposits	940,000	––
Forward interest rate swap deposit	10,000,000	––
Other	180,946	405,779

Total	$11,446,395	$5,515,934

Deferred Financing Costs
Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 4). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the related obligations. For the quarter and six months ended June 30, 2006, approximately $323,000 and $432,000, respectively, was amortized and recorded in interest expense in the accompanying consolidated condensed statements of operations. For both the quarter and the six months ended June 30, 2005, $10,000 was amortized and included in interest expense.
Forward Interest Rate Swap
On June 5, 2006, the Company entered into a forward interest rate swap transaction with HSH Nordbank AG, New York Branch (“HSH Nordbank”) with a notional amount of $185.0 million. The transaction, which was effective August 1, 2006 for a 10-year term, was entered into as an economic hedge against the variability of future interest rates on variable interest rate debt. This agreement has effectively fixed the interest rate at 5.8575% for the $185.0 million in borrowings under the credit facility with HSH Nordbank that closed August 1, 2006. See notes 4 and 8 for further information.
The Company has not designated this contract as a cash flow hedge for accounting purposes. The forward interest rate swap has been recorded at its estimated fair value in the accompanying consolidated condensed balance sheet as of June 30, 2006. The gain resulting

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
from the increase in the fair value of the forward interest rate swap from June 5 through June 30, 2006 of approximately $1.4 million, which is net of fees of $552,000 incurred upon entering into the swap transaction, has been recorded in gain on forward interest rate swap in the consolidated condensed statements of operations for the quarter and six months ended June 30, 2006.
The Company will mark the forward interest rate swap to its estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in the consolidated condensed statements of operations.
Upon entering into this agreement, the Company made a deposit in the amount of $10.0 million with HSH Nordbank as collateral until the related variable interest rate debt was put in place. This deposit was returned to the Company on August 1, 2006 upon closing of the HSH Nordbank credit facility.
Unaccepted Subscriptions for Common Shares
Unaccepted subscriptions for common shares includes proceeds related to subscriptions which had not been accepted by the Company as of June 30, 2006 and December 31, 2005.
Due to Affiliates
As discussed in Note 6 below, the Advisor and its affiliates have advanced or paid on behalf of the Company certain expenses incurred in connection with the Company’s offerings, administration and ongoing operations. Due to affiliates includes the following:

	June 30,	December 31,
	2006	2005
Organizational and offering costs related to the Initial Offering	$150,323	$6,900,000
Organizational and offering costs related to the Current Offering	3,942,753	1,477,732
Dealer manager fees and selling commissions	––	1,108,398
Asset management, acquisition fees and property-level fees and reimbursements	1,462,612	324,493
General, administrative and other expenses	1,616,924	1,045,046

Total	$7,172,612	$10,855,669

Organizational and Offering Costs
Initial Offering
Certain organizational and offering costs associated with the Initial Offering have been paid by the Advisor on behalf of the Company. Pursuant to the Advisory Agreement among Hines REIT, the Operating Partnership and the Advisor during the Initial Offering, the Company is obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred related to the Initial Offering or 3.0% of the gross proceeds raised from the Initial Offering.
As of June 30, 2006 and December 31, 2005, the Advisor had incurred on behalf of the Company organizational and offering costs related to the Initial Offering of approximately $43.3 million and $36.8 million, respectively (of which approximately $23.1 million and $20.4 million as of June 30, 2006 and December 31, 2005, respectively, relates to the Advisor or its affiliates). These amounts include approximately $24.2 million and $21.3 million as of June 30, 2006 and December 31, 2005, respectively, of organizational and internal offering costs, and approximately $19.1 million and $15.5 million as of June 30, 2006 and December 31, 2005, respectively, of third-party offering costs, such as legal and accounting fees and printing costs.
As described above, the Company’s obligation to reimburse the Advisor for organizational and offering costs related to the Initial Offering was limited by the amount of gross proceeds raised from the sale of the Company’s common shares in the Initial Offering. Amounts of organizational and offering costs recorded in the Company’s financial statements in prior periods were based on estimates of gross proceeds to be raised through the end of the Initial Offering period. Such estimates were based on highly subjective factors including the number of retail broker-dealers signing selling agreements with the Company’s Dealer Manager, Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”), anticipated market share penetration in the retail broker-dealer network and the Dealer Manager’s best estimate of the growth rate in sales.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
Based on actual gross proceeds raised in the Initial Offering, the total amount of organizational and offering costs the Company is obligated to reimburse the Advisor related to the Initial Offering is approximately $16.0 million. As a result of amounts recorded in prior periods, during the quarter and six months ended June 30, 2006, organizational and internal offering costs related to the Initial Offering totaling approximately $1.0 million incurred by the Advisor were expensed and included in the accompanying consolidated condensed statements of operations and third-party offering costs related to the Initial Offering of approximately $2.0 million were offset against additional paid-in capital in the accompanying consolidated condensed statement of shareholders’ equity. As a result, the aggregate amount of organizational and offering costs recorded by the Company related to the Initial Offering is approximately $16.0 million as described above. During the quarter and six months ended June 30, 2006, organizational and internal offering costs related to the Initial Offering totaling approximately $311,000 and $1.9 million, respectively, and third-party offering costs related to the Initial Offering of zero and approximately $1.5 million, respectively, were incurred by the Advisor but were not recorded in the consolidated condensed financial statements because the Company will not be obligated to reimburse the Advisor for these costs.
During the quarter and six months ended June 30, 2005, organizational and internal offering costs related to the Initial Offering totaling approximately $1.5 million incurred by the Advisor were expensed and included in the accompanying consolidated condensed statements of operations and third-party offering costs related to the Initial Offering of approximately $1.1 million were offset against additional paid-in capital in the accompanying consolidated condensed statement of shareholders’ equity. During the quarter and six months ended June 30, 2005, organizational and internal offering costs related to the Initial Offering totaling approximately $3.1 million and third-party offering costs related to the Initial Offering of approximately $1.8 million were incurred by the Advisor but were not recorded in the consolidated condensed financial statements because management expected that the Company would not be obligated to reimburse the Advisor for these costs.
Current Offering
The Company commenced the Current Offering on June 19, 2006. Certain organizational and offering costs associated with the Current Offering have been paid by the Advisor on the Company’s behalf. Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, subject to certain limitations contained in the Articles of Incorporation of Hines REIT. As of June 30, 2006 and December 31, 2005, the Advisor had incurred on the Company’s behalf organizational and offering costs in connection with the Current Offering of approximately $3.9 million and $1.5 million, respectively (of which approximately $755,000 and $256,000, respectively, relates to the Advisor or its affiliates). Such amount includes approximately $869,000 and $256,000, respectively, of internal offering costs, which have been expensed in the accompanying consolidated condensed statements of operations, and approximately $3.0 million and $1.2 million, respectively, of third-party offering costs, which are included in deferred offering costs in the accompanying consolidated condensed balance sheets as of June 30, 2006 and December 31, 2005, respectively, and deferred offering costs of $45,000 that have been offset against net proceeds of the Current Offering within additional paid-in capital as of June 30, 2006.
Revenue Recognition
The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of approximately $1.3 million and $277,000 as of June 30, 2006 and December 31, 2005, respectively, consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the lease agreement.
Stock-based Compensation
Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock annually. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” the Company recognizes the expense related to these shares over the vesting period. The Company granted 3,000 restricted common shares to its independent board members in November 2004, June 2005 and June 2006. For the quarters ended June 30, 2006 and 2005, the Company amortized approximately $7,000 and $10,000, respectively, of related compensation expense. For the six months ended June 30, 2006 and 2005, the Company amortized approximately $15,000 and $24,000,

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
respectively, of related compensation expense. Such amounts are included in general and administrative expenses in the accompanying consolidated condensed statements of operations.
Income Taxes
Hines REIT made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with its first taxable year, which ended December 31, 2004. In addition, the Company owns an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for federal income taxes for the six months ended June 30, 2006 or 2005 in the accompanying consolidated condensed financial statements.
During the second quarter of 2006, the state of Texas enacted new tax legislation that restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax. The Company believes the impact of this legislation will not be material to the Company. Accordingly, it has not recorded a provision for income taxes in its accompanying consolidated condensed financial statements for the quarter or six months ended June 30, 2006.
Per Share Data
Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Loss per common share on a basic and diluted basis are the same because the Company has no potentially dilutive common shares outstanding.
3. Real Estate Investments
Direct Investments
Properties that are wholly owned by the Operating Partnership are referred to as “direct investments.” As of December 31, 2005, the Company owned direct investments in three office properties through its interest in the Operating Partnership. On January 31, 2006, the Company acquired Airport Corporate Center, a 45-acre office park located in the Airport West/Doral submarket of Miami, Florida.
On April 24, 2006, the Company acquired 321 North Clark, an office building located in the central business district of Chicago, Illinois. The contract purchase price of 321 North Clark was approximately $247.3 million, exclusive of transaction costs, financing fees and working capital reserves. The building has an aggregate of approximately 885,664 square feet of rentable area and was approximately 94% leased as of June 30, 2006. In connection with this acquisition, the Company entered into a term loan in the principal amount of $165.0 million. See Notes 4 and 8 for further discussion.
With the acquisition of 321 North Clark, the Company owned a portfolio of five direct investments as of June 30, 2006. As of June 30, 2006, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

			Acquired	Acquired
	Buildings and	In-Place	Above- Market	Below-Market
	Improvements	Leases	Leases	Leases
Cost	$340,956,856	$98,405,024	$32,700,954	$15,233,766
Less: accumulated depreciation and amortization	(3,320,532)	(8,808,016)	(2,407,275)	(1,674,050)

Net	$337,636,324	$89,597,008	$30,293,679	$13,559,716

As of December 31, 2005, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)

			Acquired	Acquired
	Buildings and	In-Place	Above- Market	Below-Market
	Improvements	Leases	Leases	Leases
Cost	$79,999,888	$28,489,886	$16,207,234	$9,075,427
Less: accumulated depreciation and amortization	(538,780)	(2,791,207)	(1,107,656)	(355,939)

Net	$79,461,108	$25,698,679	$15,099,578	$8,719,488

Amortization expense was approximately $3.9 million and $6.0 million for in-place leases for the quarter and six months ended June 30, 2006, respectively and amortization of out-of-market leases, net, was a decrease to rental revenue of approximately $63,000 and an increase to rental revenue of approximately $18,000 for the quarter and six months ended June 30, 2006, respectively. Amortization expense was approximately $8,000 for in-place leases and amortization of out-of-market leases, net, was a decrease to rental revenue of approximately $12,000 for the quarter and six months ended June 30, 2005.
Anticipated amortization of in-place and out-of-market leases, net, for the period from July 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows:

	In-place	Out-of-Market
	Leases	Leases, net
July 1 through December 31, 2006	$8,496,681	$219,311
2007	15,863,086	494,788
2008	14,261,916	627,795
2009	12,269,042	1,501,905
2010	6,979,097	1,253,791
In connection with its direct investments, the Company has entered into non-cancelable lease agreements, subject to various escalation clauses, with tenants for office space. As of June 30, 2006, the approximate fixed future minimum rentals for the period from July 1 through December 31, 2006 and each of the years ending December 31, 2007 through 2010 and thereafter are as follows:

Fixed Future
Minimum Rentals
July 1 through December 31, 2006	$22,468,763
2007	47,947,974
2008	42,695,275
2009	33,192,127
2010	25,922,028
Thereafter	105,304,587

Total	$277,530,754

Of the total rental revenue of the Company for the six months ended June 30, 2006, approximately 10% was earned from a government agency, whose leases representing approximately 10% of their space expire in October 2012 and whose remaining lease expires in April 2013. No other tenant provided more than 10% of the Company’s total rental revenues for the six months ended June 30, 2006.
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.
The Core Fund is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place.
As of June 30, 2005, the Company owned a 22.09% non-managing general partnership interest in the Core Fund, which held ownership interests in nine properties across the United States. As of December 31, 2005, the Company owned a 26.2% non-managing general partnership interest in the Core Fund, which held ownership interests in ten properties across the United States. On

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
January 31, 2006, an indirect subsidiary of the Core Fund, along with certain institutional co-investors, acquired an office property located at 720 Olive Way in the central business district of Seattle, Washington.
On April 3, 2006, an indirect subsidiary of the Core Fund, along with certain institutional co-investors, acquired an office property located at 333 West Wacker in the central business district of Chicago, Illinois. The contract purchase price of 333 West Wacker was approximately $222.5 million, exclusive of transaction costs, financing fees and working capital reserves. The property consists of a 36-story office building and a parking structure that were constructed in 1983. The building contains 843,023 square feet of rentable area and was approximately 95% leased as of June 30, 2006. As of June 30, 2006, the Core Fund owned interests in 12 properties across the United States.
Effective November 14, 2005, the Company made a $100.0 million capital commitment to the Core Fund, of which $81.7 million was unfunded as of December 31, 2005. Pursuant to this agreement and capital calls issued by the Core Fund, the Company contributed $17.2 million and $33.4 million to the Core Fund on March 1 and May 1, 2006, respectively. After these contributions, the Company owned a 29.25% non-managing general partner interest in the Core Fund as of June 30, 2006, and its remaining commitment to invest in the Core Fund was $31.1 million. This remaining commitment was funded on August 1, 2006, together with an additional capital contribution of approximately $20.6 million (See Note 8). Consolidated condensed financial information of the Core Fund is summarized below:
Consolidated Condensed Balance Sheets of the Core Fund
as of June 30, 2006 and December 31, 2005
(unaudited)

	June 30, 2006	December 31, 2005
ASSETS

Cash	$42,575,536	$42,044,377
Property, net	1,661,605,996	1,382,492,862
Other assets	297,459,471	275,102,476

Total Assets	$2,001,641,003	$1,699,639,715

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$1,091,805,000	$915,030,000
Other liabilities	115,406,511	106,125,932
Minority interest	282,296,475	260,929,015
Partners’ capital	512,133,017	417,554,768

Total Liabilities and Partners’ Capital	$2,001,641,003	$1,699,639,715

Consolidated Condensed Statements of Operations of the Core Fund
For the Six Months Ended June 30, 2006 and 2005
(unaudited)

	June 30, 2006	June 30, 2005
Revenues and interest income	$121,301,255	$93,412,871
Operating expenses	(56,255,842)	(41,344,390)
Interest expense	(28,312,874)	(22,028,008)
Depreciation and amortization	(36,190,363)	(26,107,486)
Minority interest	(3,507,823)	(3,929,302)

Net Income (Loss)	$(2,965,647)	$3,685

Of the total rental revenue of the Core Fund for the six months ended June 30, 2006 and 2005, approximately:

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
•	13% and 15%, respectively, was earned from two tenants in the oil and gas industry that are affiliated with each other, whose leases expire on December 31, 2015; and

•	38% and 39%, respectively, was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027.
No other tenant provided more than 10% of the Core Fund’s total rental revenues for the six months ended June 30, 2006 or 2005.
On July 14, 2006, a subsidiary of the Core Fund acquired One Atlantic Center, located in Atlanta, Georgia (see Note 8).
4. Debt Financing
Revolving Credit Facility
The Company is party to a credit agreement with KeyBank National Association (“KeyBank”), as administrative agent for itself and the other lenders named in the credit agreement which provides for a revolving credit facility (the “Credit Facility”) with maximum aggregate borrowing capacity of $140.0 million. The Credit Facility provides that the Company may increase the amount of the Credit Facility to $250.0 million upon written notice within 18 months of the date of the agreement, which was September 9, 2005. As of December 31, 2005, the principal amount due under the Credit Facility was $74.9 million. During the six months ended June 30, 2006, the Company incurred borrowings of $138.5 million under the Credit Facility to complete the acquisitions of Airport Corporate Center and 321 North Clark and $45.0 million to fund capital contributions to the Core Fund. During the six months ended June 30, 2006, the Company used proceeds from the Initial Offering and proceeds from a mortgage facility secured by 1515 S Street to make repayments under the Credit Facility totaling $258.4 million. No principal amount was outstanding under the Credit Facility as of June 30, 2006.
From July 1, 2006 through August 9, 2006, the Company incurred borrowings totaling approximately $51.7 million under the Credit Facility and used proceeds from a credit facility entered into with HSH Nordbank (see Note 8) to repay these amounts in full, and no principal amount was outstanding under the Credit Facility as of August 9, 2006.
Term Loan
In connection with the acquisition of 321 North Clark, on April 24, 2006, the subsidiary of the Operating Partnership that acquired 321 North Clark entered into a term loan agreement with KeyBank to provide bridge financing in the principal amount of $165.0 million. The loan had an original term of 120 days and was scheduled to mature and become payable on August 22, 2006. The loan agreement allowed for borrowing at a variable rate or a LIBOR based rate plus a spread of 120 basis points, at the election of the Company. The interest rate on this loan was 6.33% per annum as of June 30, 2006. The loan was secured by the Company’s direct equity interest in any entity it invests in that directly or indirectly holds real property assets, subject to certain exceptions and limitations. The loan agreement also contained customary events of default, with corresponding grace periods, including limitations on payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Operating Partnership unconditionally guaranteed payment and performance of its subsidiary’s obligations under the term loan agreement and the other loan documents. As of June 30, 2006, the principal amount due under this loan was $142.0 million. On August 2, 2006, the Company paid this loan in full and terminated the agreement. See Note 8 for further discussion.
Debt Secured by Investment Property
In connection with the acquisition of Airport Corporate Center, on January 31, 2006 the Company assumed a mortgage loan with Wells Fargo Bank, N.A., as trustee for the registered holders of certain commercial mortgage pass-through certificates, in the principal amount of $91.0 million. The loan bears interest at a fixed rate of 4.775% per annum, matures and becomes payable on March 11, 2009 and is secured by Airport Corporate Center. The mortgage agreement contains customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. The Company executed a customary recourse carve-out guaranty of certain obligations under the mortgage agreement and the other loan documents. At the date of acquisition, management estimated the fair value of the assumed mortgage note payable to be

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
approximately $88.5 million, which included a premium of approximately $2.5 million. This premium is being amortized over the life of the mortgage note payable and the amortization is included in interest expense in the accompanying consolidated condensed statements of operations.
On April 18, 2006, the Company entered into a mortgage agreement with Metropolitan Life Insurance Company in the principal amount of $45.0 million. The loan bears interest at 5.68% per annum, matures and becomes payable on May 1, 2011 and is secured by 1515 S Street. The mortgage agreement contains customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company has executed a customary recourse carve-out guaranty of certain obligations under the mortgage agreement and the other loan documents.
On August 1, 2006, the Company entered into a credit agreement with HSH Nordbank providing for a secured credit facility in the maximum principal amount of $500.0 million. The Company utilized proceeds of approximately $185.0 million to retire outstanding balances under the existing term loan with KeyBank, to pay certain fees and expenses due to the lenders and their counsel, and to repay in full amounts outstanding under the Credit Facility. The Company anticipates using future borrowings under this facility to finance the future acquisitions of properties. See Note 8 for further information.
5. Dividends
In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, the Company must pay dividends to its shareholders each taxable year equal to at least 90% of its net ordinary taxable income. The Company intends to continue to declare dividends to shareholders as of daily record dates and aggregate and pay such dividends quarterly.
From November 23, 2004 through June 30, 2006, the Company’s board of directors declared dividends equal to $0.00164384 per share, per day. Additionally, the board of directors has declared dividends equal to $0.00170959 per share, per day for the months ending July 31 and August 31, 2006. Through June 30, 2006, the Company has paid or declared dividends as follows:

Dividends For the Quarter Ended	Date Paid	Total Dividends
June 30, 2006	July 14, 2006	$6,144,848
March 31, 2006	April 13, 2006	$3,987,267
December 31, 2005	January 13, 2006	$3,001,754
September 30, 2005	October 14, 2005	$2,008,861
June 30, 2005	July 15, 2005	$1,091,813
March 31, 2005	April 7, 2005	$534,652
December 31, 2004(1)	January 14, 2005	$99,149

(1)	The Company commenced operations on November 23, 2004. Dividends for the quarter ended December 31, 2004 were declared for the period from November 23, 2004 through December 31, 2004.
The dividends declared were set by the Company’s board of directors at a level the board believed to be appropriate based upon the board’s evaluation of the Company’s assets, historical and projected levels of cash flow, additional capital and debt anticipated to be raised or incurred and invested in the future and the Company’s projected results of operations.
6. Related Party Transactions
Advisory Agreement
The Advisory Agreement was amended and renewed on June 26, 2006 and has a one-year term. Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:
Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The Advisor earned cash acquisition fees totaling approximately $1.6 million and $2.6 million for the quarter and six months ended June 30, 2006, respectively, which have been recorded as an expense in the accompanying consolidated condensed statements of operations. The Advisor earned cash acquisition fees totaling approximately

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
$660,000 and $900,000 for the quarter and six months ended June 30, 2005, respectively, which have been recorded as an expense in the accompanying consolidated condensed statements of operations. See discussion of the Participation Interest below.
Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The Advisor earned cash asset management fees totaling approximately $724,000 and $1.2 million during the quarter and six months ended June 30, 2006, respectively, which have been recorded as an expense in the accompanying consolidated condensed statements of operations. The Advisor earned cash asset management fees totaling approximately $149,000 and $235,000 during the quarter and six months ended June 30, 2005, respectively, which have been recorded as an expense in the accompanying consolidated condensed statements of operations. See discussion of the Participation Interest below.
Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company reimburses the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. As of June 30, 2006 and December 31, 2005 the Advisor had advanced to or paid on behalf of the Company approximately $4.8 million and $3.2 million, respectively, to fund certain costs incurred by the Company. During the year ended December 31, 2005, the Advisor forgave approximately $1.7 million related to amounts previously advanced to the Company to cover certain general and administrative expenses. This transaction is included as a reduction in related party payable in the accompanying balance sheets as of June 30, 2006 and December 31, 2005. The remaining balance due to the Advisor of approximately $1.6 million and $1.0 million as of June 30, 2006 and December 31, 2005, respectively, net of repayments of approximately $1.5 million and $375,000, respectively, is included in due to affiliates in the accompanying unaudited consolidated condensed balance sheet. Management expects that these amounts will be repaid out of future operating cash flow.
Dealer Manager Agreements
The Company has retained HRES, an affiliate of the Advisor, to serve as dealer manager for the Initial Offering and the Current Offering. The dealer manager agreement related to the Initial Offering provided that HRES would earn selling commissions equal to 6.0% of the gross proceeds from sales of common stock, all of which is reallowed to participating broker dealers. On May 30, 2006, the Company executed a separate dealer manager agreement for the Current Offering providing that HRES will earn selling commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which is reallowed to participating broker dealers, and will earn no selling commissions related to shares issued pursuant to the dividend reinvestment plan. Both agreements also provide that HRES will earn a dealer manager fee equal to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which may be reallowed to participating broker dealers. HRES earned selling commissions of approximately $11.3 million and $16.2 million and earned dealer manager fees of approximately $4.5 million and $6.5 million for the quarter and six months ended June 30, 2006, respectively, which have been offset against additional paid-in capital in the accompanying consolidated condensed statement of shareholders’ equity. HRES earned selling commissions of approximately $2.2 million and $4.1 million and earned dealer manager fees of approximately $983,000 and $1.7 million for the quarter and six months ended June 30, 2005, respectively, which have been offset against additional paid-in capital in the accompanying consolidated condensed statement of shareholders’ equity.
Property Management and Leasing Agreements
The Company is party to agreements with Hines under which Hines manages the leasing and operations of properties in which the Company directly invests. As compensation for its services, Hines receives the following:
•	A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. The Company incurred property management fees of approximately $390,000 and $600,000 for the quarter and six months ended June 30, 2006, respectively. As of June 30, 2006 and December 31, 2005, the Company had a liability for incurred and unpaid property management fees of approximately $233,000 and $31,000, respectively, which has been included in due to affiliates in the accompanying consolidated condensed balance sheets. The Company purchased its first direct real estate investment on June 28, 2005, and accordingly, incurred no property management fees for the quarter or six months ended June 30, 2005.

•	A leasing fee of 1.5% of gross revenues payable over the term of each executed lease including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
event Hines renders such services. The Company incurred leasing commissions of approximately $11,000 and $22,000 for the quarter and six months ended June 30, 2006, respectively, and had an outstanding liability as of June 30, 2006 of approximately $5,000 related to such costs. The Company incurred no leasing, construction management or redevelopment fees during the quarter or six months ended June 30, 2005.

•	The Company reimburses Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. The Company incurred reimbursable expenses of approximately $1.0 million and $1.5 million for the quarter and six months ended June 30, 2006. These amounts, net of payments, resulted in liabilities of approximately $568,000 and $100,000 as of June 30, 2006 and December 31, 2005, respectively, which have been included in the accompanying consolidated condensed balance sheets. The Company incurred no reimbursable expenses for the quarter or six months ended June 30, 2005.
The Participation Interest
Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.32% and 1.23% as of June 30, 2006 and December 31, 2005, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.
As the percentage of the Participation Interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled approximately $6.8 million and $3.0 million as of June 30, 2006 and December 31, 2005, respectively, and is included in participation interest liability in the accompanying consolidated condensed balance sheets. The related expense of approximately $2.4 million and $3.8 million for the quarter and six months ended June 30, 2006, respectively, is included in asset management and acquisition fees in the accompanying consolidated condensed statements of operations. The related expense of approximately $809,000 and $1.1 million for the quarter and six months ended June 30, 2005, respectively, is included in asset management and acquisition fees in the accompanying consolidated condensed statements of operations.
7. Commitments and Contingencies
On June 5, 2006, the Company entered into a forward interest rate swap transaction with HSH Nordbank with a notional amount of $185.0 million. The transaction, which became effective August 1, 2006 for a 10-year term, was entered into as an economic hedge against the variability of future interest rates on variable interest rate debt. Under the agreement, the Company will pay a fixed rate of 5.8575% in exchange for receiving floating rate payments based on one-month LIBOR. See Note 8 for further discussion.
Effective November 14, 2005, the Company entered into an agreement to make a $100 million capital commitment to the Core Fund, of which $81.7 million was unfunded as of December 31, 2005. The Company made contributions to the Core Fund of $17.2 million and $33.4 million on March 1 and May 1, 2006, respectively, and the remaining obligation as of June 30, 2006 was $31.1 million. The Company made an additional capital contribution on August 1, 2006, fulfilling the remaining amount outstanding under this commitment. See Note 8 for further discussion.
8. Subsequent Events
Acquisition of One Atlantic Center
On July 14, 2006, an indirect subsidiary of the Core Fund acquired One Atlantic Center, an office property located in the central business district in Atlanta, Georgia. The contract purchase price for One Atlantic Center was approximately $305.0 million, exclusive of transaction costs, financing fees and working capital reserves. The acquisition was funded with borrowings under a revolving credit facility and with mortgage financing obtained from the Prudential Life Insurance Company of America in the amount of $168.5 million. The property consists of a 50-story office building and a parking structure that were constructed in 1987. The building contains an aggregate of approximately 1,100,808 square feet of rentable area and was approximately 81% leased as of the date of acquisition.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued
For the Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
Capital Contribution to the Core Fund
On August 1, 2006, the Company made a $51.7 million capital contribution to the Core Fund, which consisted of $31.1 million in fulfillment of its existing commitment and an additional contribution of approximately $20.6 million. As of August 1, 2006, after this $51.7 million investment, the Company owned a 31.48% non-managing general partner interest in the Core Fund. The additional $20.6 million investment was approved by the Company’s board of directors and the conflicts committee of the board and was made pursuant to the company’s right to invest up to 40% of any capital call made by the Core Fund. The Company used borrowings under the Credit Facility to fund the investment.
Current Public Offering
From July 1 through August 9, 2006, the Company received gross offering proceeds of approximately $16.9 million from the sale of 1,647,804 common shares, including approximately $3.8 million relating to 388,909 shares sold under the dividend reinvestment plan. As of August 9, 2006, approximately $1,986.9 million in common shares remained available for sale pursuant to the Current Offering, exclusive of approximately $196.2 in common shares available under the dividend reinvestment plan.
New Credit Facility with HSH Nordbank
On August 1, 2006, certain of the Company’s subsidiaries entered into a credit agreement with HSH Nordbank, as administrative agent for itself and the other lenders named in the credit agreement, which provides a secured credit facility in the maximum principal amount of $500.0 million, subject to certain borrowing limitations (the “HSH Facility”). The total borrowing capacity under this credit facility will be based upon a percentage of the appraised values of the properties that the Operating Partnership selects to serve as collateral. On August 1, 2006, the borrowers under the loan documents borrowed approximately $185.0 million under the HSH Facility to repay amounts owed under the Operating Partnership’s existing term loan and the Credit Facility and to pay certain fees and expenses related to the HSH Facility. The loans under the HSH Facility are secured initially by mortgages or deeds of trust and related assignments and security interests on three properties: 321 North Clark in Chicago, Illinois, Citymark in Dallas, Texas and 1900 and 2000 Alameda in San Mateo, California. The subsidiaries of the Operating Partnership that own such properties are the borrowers under the loan documents. In the future, the Operating Partnership may, at its election, pledge newly acquired properties as security under the HSH Facility for additional borrowings.
The initial $185.0 million borrowing has a term of ten years and bears interest at a variable rate, as described below. The effective fixed interest rate on such borrowing is 5.8575% as a result of the Company’s interest rate swap agreement entered into with HSH Nordbank (See Note 7). Future borrowings under the HSH Facility must be drawn, if at all, between August 1, 2006 and July 31, 2009, and undrawn amounts will be subject to an unused facility fee of 0.15% per annum on the average daily outstanding undrawn loan amount during this period. For amounts drawn on the HSH Facility after August 1, 2006, the Operating Partnership may select terms of five, seven or 10 years for the applicable borrowings. The outstanding balance of these loans will bear interest at a rate equal to: one-month LIBOR, plus an applicable margin of (i) 0.40% in the case of amounts funded before August 1, 2007 which have 10-year terms, and (ii) 0.45% for all other borrowings and maturities. The Operating Partnership is required to purchase interest rate protection prior to borrowing any additional amounts under this facility, the effect of which is to secure it against fluctuations of LIBOR. The loans made under the HSH Facility allow for prepayment, in whole or in part, subject to the payment of certain prepayment fees and breakage costs.
In connection with the closing of the HSH Facility, the Operating Partnership provided customary non-recourse carve-out guarantees. Hines REIT also made certain limited guarantees with respect to the payment and performance of (i) certain tenant improvement and leasing commission obligations in the event the properties securing the loan fail to meet certain occupancy requirements and (ii) certain major capital repairs with respect to the properties securing the loans.
The credit agreement provides that an event of default will exist under the agreement if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The credit agreement also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of minimum loan-to-value and debt service coverage ratios.

HINES REAL ESTATE INVESTMENT TRUST, INC.
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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:
•	Our ability to invest offering and dividend reinvestment plan proceeds to acquire properties or other investments in a timely manner and at appropriate amounts that provide acceptable returns;

•	The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property operating expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Risks associated with debt;

•	Competition for tenants and real estate investment opportunities, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

•	Risks associated with adverse changes in general economic or local market conditions, including terrorist attacks and other acts of violence, may affect the markets in which we and our tenants operate;

•	Catastrophic events, such as hurricanes, earthquakes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

•	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

HINES REAL ESTATE INVESTMENT TRUST, INC.
•	Risks relating to our investment in Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”), such as its reliance on Hines for its operations and investments, and our potential liability for Core Fund obligations;

•	The lack of liquidity associated with our assets;

•	Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

•	Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities; and

•	Our ability to continue to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
Executive Summary
Hines Real Estate Investment Trust, Inc. (“Hines REIT” and together with its consolidated subsidiaries, the “Company”) and our subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning real estate and interests in real estate. We have invested and continue to invest in real estate to satisfy our primary investment objectives of preserving invested capital, paying regular cash dividends and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership or indirectly by owning interests in entities not wholly owned by the Operating Partnership such as through our investment in the Core Fund. As of June 30, 2006, we had direct and indirect interests in 17 office properties located in 11 cities in the United States. In addition, we may make other real estate investments, including in properties outside of the United States, non-office properties, mortgage loans and ground leases. We principally target office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties that offer diversity by location, lease expirations and tenant industries.
In order to provide capital for these investments, we sold shares to the public through our initial public offering (the “Initial Offering”). The Initial Offering commenced in June 2004 and terminated on June 18, 2006. We continue to sell common shares through a follow-on public offering pursuant to which we are offering a maximum of $2.2 billion in common shares (the “Current Offering”). We commenced the Current Offering on June 19, 2006, and we intend to continue raising significant amounts of capital through the Current Offering and potential follow-on offerings, as well as through the utilization of debt financings.

HINES REAL ESTATE INVESTMENT TRUST, INC.
The following table provides summary information regarding the properties in which we owned interests as of June 30, 2006:

		Leasable	Percent	Ownership by
Property	Market	Square Feet	Leased	the Company(1)
Direct Investments:
Citymark	Dallas, Texas	218,096	100%	100.00%
1515 S Street	Sacramento, California	348,881	100%	100.00%
1900 and 2000 Alameda	San Mateo, California	253,377	74%	100.00%
Airport Corporate Center	Miami, Florida	1,018,477	94%	100.00%
321 North Clark	Chicago, Illinois	885,664	94%	100.00%

Indirect Investments:
Three First National Plaza	Chicago, Illinois	1,419,010	92%	21.77%
333 West Wacker	Chicago, Illinois	843,023	95%	21.72%
425 Lexington Avenue	New York, New York	700,034	100%	11.88%
499 Park Avenue	New York, New York	288,184	88%	11.88%
600 Lexington Avenue	New York, New York	280,043	99%	11.88%
1200 19th Street	Washington D.C.	235,404	100%	11.88%
One Shell Plaza	Houston, Texas	1,227,889	95%	13.61%
Two Shell Plaza	Houston, Texas	565,157	93%	13.61%
The KPMG Building	San Francisco, California	379,328	96%	27.21%
101 Second Street	San Francisco, California	388,370	99%	27.21%
525 B Street	San Diego, California	427,449	88%	27.21%
720 Olive Way	Seattle, Washington	286,437	82%	21.72%

		9,764,823	93%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. As of June 30, 2006, Hines REIT owned a 96.67% interest in the Operating Partnership and was its sole general partner. Affiliates of Hines owned the remaining 3.33% interest in the Operating Partnership. Real estate investments owned 100% by the Operating Partnership are referred to as “direct investments.” We own interests in the properties shown as “indirect investments” through our interest in the Core Fund, in which we owned an approximate 29.25% non-managing general partner interest as of June 30, 2006. The Core Fund does not own 100% of these buildings; its ownership interests in its buildings ranged from 40.6% to 93.0% as of June 30, 2006.
On July 14, 2006, we acquired an interest in One Atlantic Center, a property located in Atlanta, Georgia, through our investment in the Core Fund. See “Subsequent Events” for further information.
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
Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At June 30, 2006, management believes no such impairment has occurred.
Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships and mortgage notes payable. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.
The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved and include an estimate of the net rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.
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
Management estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and its outstanding principal balance is amortized over the life of the mortgage note payable.
Deferred Leasing Costs
Deferred leasing costs, primarily consisting of tenant incentives, leasing commissions and tenant improvements, are capitalized and amortized over the life of the related lease. Tenant incentive amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.
Organizational and Offering Costs
Certain organizational and offering costs related to our public offerings have been paid by our Advisor on our behalf. Organizational and offering costs incurred by our Advisor have been analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and those which qualify as offering expenses in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, “Miscellaneous Accounting — Expenses of Offering.” Organizational costs are expensed as incurred in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities.” Offering-related salaries and other general and administrative expenses of the Advisor and its affiliates are

HINES REAL ESTATE INVESTMENT TRUST, INC.
expensed as incurred, and third-party offering expenses are taken as a reduction against the net proceeds of the offerings within additional paid-in capital in accordance with SAB Topic 5.A. In addition to the offering costs to be paid to the Advisor, selling commissions and dealer manager fees are paid to Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”). Such costs are netted against the net offering proceeds within additional paid-in capital as well.
Pursuant to an advisory agreement the we entered into with the Advisor, we were obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred or 3.0% of the gross proceeds raised from the Initial Offering. This agreement expired on June 18, 2006. Amounts of organizational and offering costs recorded in our financial statements in prior periods were based on estimates of gross proceeds to be raised through the end of the Initial Offering. Such estimates were based on highly subjective factors including the number of retail broker-dealers signing selling agreements with our Dealer Manager, anticipated market share penetration in the retail broker-dealer network and the Dealer Manager’s best estimate of the growth rate in sales. At each balance sheet date, management reviewed the actual gross offering proceeds raised to date and management’s estimate of future sales of our common shares through the end of the Initial Offering to determine how much of these costs were expected to be reimbursed to the Advisor, then adjusted the accruals of such costs accordingly.
We commenced the Current Offering on June 19, 2006, and on June 26, 2006 we entered into a new advisory agreement with the Advisor (the “Advisory Agreement”). Certain organizational and offering costs associated with the Current Offering have been paid by the Advisor on our behalf. Pursuant to the terms of our current Advisory Agreement, we are obligated to reimburse the Advisor for the actual organizational and offering costs incurred, subject to certain limitations contained in our Articles of Incorporation.
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
Forward interest rate swap
On June 5, 2006, we entered into a forward interest rate swap transaction with HSH Nordbank AG, New York Branch (“HSH Nordbank”) as an economic hedge against the variability of future interest rates on variable interest rate debt. This agreement has effectively fixed the interest rate for the initial borrowings under the credit facility entered into with HSH Nordbank on August 1, 2006.
We have not designated this contract as a cash flow hedge for accounting purposes. The forward interest rate swap has been recorded at its estimated fair value in the accompanying consolidated condensed balance sheet as of June 30, 2006. Any changes in the fair value of the forward interest rate swap have been recorded in the consolidated condensed statements of operations for the quarter and six months ended June 30, 2006.
We will mark the forward interest rate swap to its estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in our consolidated condensed statements of operations.
Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest
Management of our operations is outsourced to the Advisor and certain other affiliates of Hines. Fees related to these services are accounted for based on the nature of the service and the relevant accounting literature. Fees for services performed that represent period costs of the Company are expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to the cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor has received a participation interest which represents a profits interest in the Operating Partnership related to these services. As the percentage interest of the participation interest is adjusted, the value attributable to such

HINES REAL ESTATE INVESTMENT TRUST, INC.
adjustment is charged against earnings, and the Participation Interest is recorded as a liability until such time as the participation interest is repurchased for cash or converted into common shares of the Company. The conversion and redemption features of the participation interest are accounted for in accordance with the guidance in Emerging Issues Task Force publication (“EITF”) 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts.” Redemptions for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability, with any additional amounts recorded as a reduction to equity. Conversions into common shares of the Company will be recorded as an increase to the common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the participation interest will result in a reduction in the percentage interest attributable to the interest to the extent of such redemption or conversion and will have no impact on the calculation of subsequent increases in the participation interest.
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
Leasing activities are generally performed by Hines on behalf of the Company. Leasing fees are capitalized and amortized over the life of the related lease in accordance with the provisions of SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”
Expense reimbursements made to both the Advisor and Hines are expensed as they become payable.
Financial Condition, Liquidity and Capital Resources
We have four primary sources of capital and funding for purposes of making real estate investments, paying offering costs, paying expenses associated with operations and paying dividends:
•	proceeds from our public offerings, including our dividend reinvestment plan;

•	proceeds from debt financings, including secured or unsecured facilities;

•	cash flow generated by our real estate investments and operations; and

•	advances from affiliates.
Sources of Funds
Our public offerings
We offer shares of our common stock for sale to the public, which provides us with the ability to raise capital on a continual basis. The Initial Offering commenced on June 18, 2004 and terminated on June 18, 2006. On June 19, 2006, we commenced our Current Offering, pursuant to which we are offering a maximum of $2.2 billion in common shares.
During the quarter ended June 30, 2005, we sold 4,298,573 shares of our common stock for aggregate gross proceeds of approximately $42.6 million, including approximately $286,000 relating to 30,157 shares issued under our dividend reinvestment plan. During the quarter ended June 30, 2006, we sold 20,979,124 shares of our common stock for aggregate gross proceeds of approximately $208.4 million, including approximately $2.4 million relating to 253,511 shares issued under our dividend reinvestment plan. During the six months ended June 30, 2005, we sold 7,673,059 shares of our common stock for aggregate gross proceeds of approximately $76.3 million, including approximately $333,000 relating to 35,087 shares issued under our dividend reinvestment plan. During the six months ended June 30, 2006, we sold 30,131,154 shares of our common stock for aggregate gross proceeds of approximately $299.4 million, including approximately $4.2 million relating to 440,189 shares issued under our dividend reinvestment plan.
The increases in sales from the quarter and six months ended June 30, 2005 are attributable primarily to the expansion of and penetration within the broker-dealer network marketing and selling shares of our common stock.
Through June 30, 2006, we sold 53,175,223 shares of our common stock for aggregate gross proceeds of approximately $527.6 million, including approximately $6.3 million relating to 663,168 shares issued under our dividend reinvestment plan. After payment of sales commissions, dealer manager fees and reimbursements of organizational and offering costs to our Advisor, aggregate

HINES REAL ESTATE INVESTMENT TRUST, INC.
net offering proceeds were approximately $472.0 million through June 30, 2006, which was available to make real estate investments. As of August 9, 2006, we had sold approximately 54.8 million shares of our common stock for aggregate gross proceeds of approximately $544.5 million.
Debt financings
We use debt financing from time to time for acquisitions and investments as well as for property improvements, tenant improvements and other working capital needs. We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate, depending on market conditions and other factors.
Subject to market conditions and other factors we may consider, we expect that our debt financing will generally be in the range of approximately 40-60% of management's estimate of the aggregate current value of our real estate investments. Additionally, the amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. As of June 30, 2006 and December 31, 2005, our debt financing was approximately 48% of the aggregate value of our real estate investments (including our pro rata share of the Core Fund’s real estate assets and related debt).
Our Revolving Credit Facility
We are party to a credit agreement with KeyBank National Association (“KeyBank”), as administrative agent for itself and the other lenders named in the credit agreement that provides a revolving credit facility (the “Credit Facility”) with maximum aggregate borrowing capacity of $140.0 million. The Credit Facility provides that we may increase the amount of the Credit Facility to $250.0 million upon written notice within 18 months of the date of the agreement. As of December 31, 2005, the principal amount due under the Credit Facility was $74.9 million. During the six months ended June 30, 2006, we incurred borrowings of $65.0 million under the Credit Facility to complete the acquisition of Airport Corporate Center, borrowings of $73.5 million to complete the acquisition of 321 North Clark and borrowings of $45.0 million to fund capital contributions to the Core Fund. During the six months ended June 30, 2006, we used proceeds from the Initial Offering and a mortgage facility secured by 1515 S Street to make repayments under the Credit Facility totaling $258.4 million. No principal amount was outstanding under this facility as of June 30, 2006.
From July 1, 2006 through August 9, 2006, we incurred borrowings totaling approximately $51.7 million under the Credit Facility to fund an approximate $51.7 million capital contribution to the Core Fund on August 1, 2006. We used proceeds from a new credit facility with HSH Nordbank to repay these amounts in full, and no principal amount was outstanding under the Credit Facility as of August 9, 2006. See “Subsequent Events” for further discussion.
Our Term Loan
In connection with the acquisition of 321 North Clark, on April 24, 2006, we entered into a term loan agreement with KeyBank to provide bridge financing in the principal amount of $165.0 million. The loan had an original term of 120 days and was scheduled to mature on August 22, 2006. The interest rate on this loan was 6.33% per annum as of June 30, 2006. The loan was secured by equity interests we hold in the entities that directly or indirectly holds certain real property assets, subject to certain exceptions and limitations. This loan had an outstanding balance of $142.0 million as of June 30, 2006, and was repaid in full on August 2, 2006 with proceeds from a credit facility entered into with HSH Nordbank. See “Subsequent Events” for further information.
Debt Secured by our Properties
In connection with the acquisition of Airport Corporate Center, on January 31, 2006 we assumed a mortgage loan with Wells Fargo Bank, N.A., as trustee for the registered holders of certain commercial mortgage pass-through certificates, in the principal amount of $91.0 million. The loan bears interest at a fixed rate of 4.775% per annum, matures and becomes payable on March 11, 2009 and is secured by Airport Corporate Center. At the date of acquisition, management estimated the fair value of the assumed mortgage note payable to be approximately $88.5 million, which included a premium of approximately $2.5 million.
On April 18, 2006, we entered into a mortgage agreement with Metropolitan Life Insurance Company in the principal amount of $45.0 million. The loan bears interest at 5.68% per annum, matures and becomes payable on May 1, 2011 and is secured by 1515 S Street.

HINES REAL ESTATE INVESTMENT TRUST, INC.
On August 1, 2006, we entered into a credit agreement with HSH Nordbank providing for a secured credit facility in the maximum principal amount of $500.0 million (the “HSH Facility”). See “Subsequent Events” for further information.
Cash flow from real estate investments and operations
Our direct and indirect investments in real estate assets generate cash flow from receipt of rental revenues reduced by operating expenses incurred at the property level, debt service payments and capital expenditures. Operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees and property taxes. During the quarter and six months ended June 30, 2006, we earned distributions of approximately $3.2 million and $6.3 million, respectively, related to our investment in the Core Fund, and had net cash flow provided by operating activities of approximately $3.5 million and $4.9 million, respectively, related to properties we own directly. During the quarter and six months ended June 30, 2005, we earned distributions of approximately $1.6 million and $2.5 million, respectively, related to our investment in the Core Fund and had net cash flow used in operating activities of approximately $827,000 and $1.9 million, respectively.
These increases from last year are attributable to a full six-month period of operations from 1900 and 2000 Alameda, which was acquired on June 28, 2005, and the acquisition of four additional directly-owned real estate investments and our additional investments in the Core Fund between June 30, 2005 and June 30, 2006.
Advances from affiliates
Certain costs and expenses associated with our organization and public offerings have been paid by our Advisor on our behalf. Pursuant to an advisory agreement between us and our Advisor in place during the Initial Offering, we were obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred related to the Initial Offering or 3.0% of the gross proceeds raised from the Initial Offering. In addition, pursuant to our current advisory agreement with the Advisor, we are required to reimburse the Advisor for certain organizational and offering costs associated with our Current Offering, subject to certain limitations. See “ — Uses of Funds — Payment of offering costs and other expenses” below for a discussion of these advances and our repayment of the same.
Our Advisor has also advanced funds to us to allow us to pay certain of our corporate-level operating expenses. During 2005, our Advisor forgave approximately $1.7 million of amounts previously advanced to us to pay these expenses. For the quarters ended June 30, 2006 and 2005, our Advisor advanced funds to us in the amount of approximately $878,000 and $766,000, respectively, related to the payment of such expenses, and for the six months ended June 30, 2006 and 2005, our Advisor advanced funds to us in the amount of approximately $1.7 million and $1.1 million, respectively. As of June 30, 2006, and December 31, 2005 (after taking into account our Advisor’s forgiveness referred to above), we owed our Advisor approximately $1.6 million and $1.0 million, respectively, net of repayments of approximately $1.5 million and $375,000, respectively, as a result of such advances. To the extent that our operating expenses in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of Net Income (as defined in our Articles of Incorporation), our Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold, unless our independent directors determine that such excess was justified.
Uses of Funds
Real Estate Investments
On November 23, 2004, we commenced our real estate operations and acquired an initial interest in the Core Fund. During the six months ended June 30, 2005, we invested approximately $63.3 million in the Core Fund. Effective November 14, 2005, our board of directors approved a $100 million capital commitment to the Core Fund, and as of December 31, 2005, we had invested a total of approximately $128.2 million and we owned an approximate 26.2% non-managing general partner interest in the Core Fund.
During the six months ended June 30, 2006, we made capital contributions to the Core Fund totaling $50.7 million pursuant to this $100 million commitment, and our remaining capital commitment as of June 30, 2006 was $31.1 million. As of June 30, 2006, we had an approximate $178.9 million investment in the Core Fund representing a 29.25% non-managing general partner interest. We contributed approximately $51.7 million to the Core Fund on August 1, 2006, which consisted of the remaining $31.1 million unfunded amount under this capital commitment, plus an additional contribution of approximately $20.6 million. As a result of this contribution, as of August 1, 2006, we had fully funded our $100 million capital commitment to the Core Fund and we owned a 31.48% non-managing general partner interest. See “Subsequent Events” for further information.

HINES REAL ESTATE INVESTMENT TRUST, INC.
We acquired our first directly-owned property, 1900 and 2000 Alameda, on June 28, 2005, for approximately $59.8 million, including transaction costs. During the remainder of 2005, we acquired two additional properties. On January 31, 2006, we acquired Airport Corporate Center in Miami, Florida for approximately $156.8 million, excluding transaction costs, financing fees and working capital reserves. On April 24, 2006, we acquired 321 North Clark in Chicago, Illinois for approximately $247.3 million, exclusive of transaction costs, financing fees and working capital reserves.
Payment of Offering and Other Costs and Expenses
In addition to making investments in accordance with our investment objectives, we use our capital resources to make payments to our Advisor, our Dealer Manager, Hines and their affiliates for services rendered during the various phases of our organization and operation. During the offering stage, these payments include payments to the Dealer Manager for selling commissions and dealer manager fees and payments to the Advisor for reimbursement of organization and offering costs. For the quarter and six months ended June 30, 2006, we incurred selling commissions of approximately $11.3 million and $16.2 million, respectively and we incurred dealer manager fees of approximately $4.5 million and $6.5 million, respectively. For the quarter and six months ended June 30, 2005, we incurred selling commissions of approximately $2.2 million and $4.1 million, respectively and we incurred dealer manager fees of approximately $983,000 and $1.7 million, respectively.
During the quarter and six months ended June 30, 2005, the Advisor incurred organizational and internal offering costs related to the Initial Offering totaling approximately $1.4 million and $2.8 million, respectively, and third-party offering costs of approximately $1.8 million and $2.9 million, respectively. We made payments totaling $2.5 million to our Advisor for reimbursement of Initial Offering organizational and offering costs during the quarter and six months ended June 30, 2005. During the quarter and six months ended June 30, 2006, the Advisor incurred organizational and internal offering costs related to the Initial Offering totaling approximately $1.4 million and $3.0 million, respectively, and third-party offering costs of approximately $1.7 million and $3.5 million, respectively. We made payments totaling $6.8 million and $9.8 million to our Advisor for reimbursement of Initial Offering organizational and offering costs during the quarter and six months ended June 30, 2006, respectively.
During the quarter and six months ended June 30, 2006, the Advisor incurred organizational and internal offering costs related to the Current Offering totaling approximately $480,000 and $613,000, respectively, and third-party offering costs of approximately $1.6 million and $1.9 million, respectively. We had made no payments to our Advisor for reimbursement of Current Offering organizational and offering costs as of June 30, 2006. See “Critical Accounting Policies – Organizational and Offering Costs” above for further information.
During the acquisition and operational stages, our Advisor and Hines provide us certain services related to management of our investments and operations pursuant to various agreements we have entered into with these entities. Pursuant to those agreements, we make various payments to our Advisor and/or Hines, including acquisition fees, asset management fees, property management fees, leasing fees, and payments for reimbursements of certain costs they incur in providing related services to the Company. Asset management fees incurred for the quarter and six months ended June 30, 2006 were approximately $724,000 and $1.2 million, respectively, excluding amounts related to the Participation Interest. Asset management fees incurred for the quarter and six months ended June 30, 2005 were approximately $149,000 and $235,000, respectively, excluding amounts related to the Participation Interest. Acquisition fees, excluding amounts related to the Participation Interest, for the quarter and six months ended June 30, 2006 were approximately $1.6 million and $2.6 million, respectively. Acquisition fees, excluding amounts related to the Participation Interest, for the quarter and six months ended June 30, 2005 were approximately $660,000 and $900,000, respectively.
Property Management and Leasing Agreements
We have entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which we directly invest. As compensation for its services, Hines receives the following:
•	A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. We incurred property management fees of approximately $390,000 and $600,000 for the quarter and six months ended June 30, 2006, respectively. As of June 30, 2006 and December 31, 2005, we had a liability for incurred and unpaid property management fees of approximately $233,000 and $31,000, respectively, which has been included in due to affiliates in the accompanying consolidated condensed balance sheets. We acquired our first directly-owned property on June 28, 2005, and accordingly, incurred no property management fees for the quarter or six months ended June 30, 2005.

HINES REAL ESTATE INVESTMENT TRUST, INC.
•	A leasing fee of 1.5% of gross revenues payable over the term of each executed lease including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. We incurred leasing commissions of approximately $11,000 and $22,000 for the quarter and six months ended June 30, 2006, respectively, and had an outstanding liability of approximately $5,000 as of June 30, 2006 related to such costs. We incurred no leasing, construction management or redevelopment fees during the quarter or six months ended June 30, 2005.

•	We reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. We incurred reimbursable expenses of approximately $1.0 million and $1.5 million for the quarter and six months ended June 30, 2006, respectively. These amounts, net of repayments, resulted in liabilities of approximately $568,000 and $100,000 as of June 30, 2006 and December 31, 2005, respectively, which have been included in the accompanying consolidated condensed balance sheets. We incurred no reimbursable expenses for the quarter or six months ended June 30, 2005.
Dividends
To meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986, as amended, we must pay dividends to our shareholders each taxable year in an amount equal to at least 90% of our net ordinary taxable income. We intend to continue to declare dividends to shareholders as of daily record dates and aggregate and pay such dividends quarterly.
From November 23, 2004 through June 30, 2006, our board of directors declared dividends equal to $0.00164384 per share, per day. Additionally, the board of directors has declared dividends equal to $0.00170959 per share, per day for the months ending July 31 and August 31, 2006.
To date, we have paid dividends as follows:

Dividends for the
Quarter Ended	Date Paid	Total Dividends
June 30, 2006	July 14, 2006	$6,144,848
March 31, 2006	April 13, 2006	$3,987,267
December 31, 2005	January 13, 2006	$3,001,754
September 30, 2005	October 14, 2005	$2,008,861
June 30, 2005	July 15, 2005	$1,091,813
March 31, 2005	April 7, 2005	$534,652
December 31, 2004(1)	January 14, 2005	$99,149

(1)	We commenced operations on November 23, 2004. Dividends for the quarter ended December 31, 2004 were declared for the period from November 23, 2004 through December 31, 2004.
The dividends declared were set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow, additional capital and debt anticipated to be raised or incurred and invested in the future and our projected results of operations.
For the quarter ended June 30, 2006, we funded distributions payable to shareholders and minority interests in the aggregate amount of approximately $6.4 million from distributions we received from the Core Fund of approximately $3.2 million and net cash provided by operating activities of approximately $3.5 million, increased by approximately $1.6 million of cash acquisition fees paid to our Advisor, which were funded out of net offering proceeds, as opposed to being funded from our operations.
For the six months ended June 30, 2006, we funded distributions payable to shareholders and minority interests in the aggregate amount of approximately $10.6 million from distributions we received from the Core Fund of approximately $6.3 million and net cash provided by operating activities of approximately $4.9 million, increased by approximately $2.6 million of cash acquisition fees paid to our Advisor, which were funded out of net offering proceeds, as opposed to being funded from our operations.
From our inception to December 31, 2005, we funded distributions payable to shareholders and minority interests in the aggregate amount of approximately $7.6 million from the distributions we received from the Core Fund of approximately $8.9 million, partially

HINES REAL ESTATE INVESTMENT TRUST, INC.
offset by net cash flow used in operating activities of approximately $3.0 million, adjusted for approximately $2.0 million of cash acquisition fees paid to our Advisor, which were funded out of net offering proceeds, as opposed to being funded from our operations.
In our initial quarters of operations, such sources were insufficient to fund our distributions to shareholders and minority interests and to repay the advances from affiliates. As a result, in order to cover the shortfall in such quarters, we deferred reimbursement to our Advisor for advances made to us to pay certain of our corporate-level general and administrative expenses. As of June 30, 2006, we owed our Advisor approximately $1.6 million related to such advances, after taking into account our Advisor’s forgiveness of approximately $1.7 million of advances in 2005. We are obligated to pay this amount to the Advisor in the future upon demand, and the payment of this liability may impact our ability to pay future distributions. Our Advisor is not obligated to either advance funds for the payment of our general and administrative expenses or defer reimbursements of such advances in future periods. Our Advisor’s refusal to continue advancing funds for the payment of our general and administrative expenses and/or deferring reimbursements of such advances could have an adverse impact on our ability to pay distributions to our shareholders in future periods.
Returns on investments in real estate continue to be attractive relative to alternative investments. As a result, significant U.S. and foreign investment capital continues to flow into real estate capital markets, creating increased competition for acquisitions and continued upward pressure on prices of real estate investments, including high-quality office properties. Should this trend continue, which we expect it may, it will likely create downward pressure on rates of return from our future real estate investments, and consequently, could create downward pressure on the dividends payable to our shareholders and limit our ability to increase dividends in the future.
To the extent our dividends exceed our tax-basis earnings and profits, a portion of these dividends will constitute a return of capital for federal income tax purposes. Approximately 24% of our dividends paid during the year ended December 31, 2005 were taxable to shareholders as ordinary taxable income, and the remaining portion was treated as return of capital. We expect that a portion of dividends paid in future years will also constitute a return of capital for federal income tax purposes.
Results of Operations
As of June 30, 2005, we had invested $91.6 million in the Core Fund, and we acquired our first directly-owned property on June 28, 2005. Accordingly, our results of operations for the quarter and six months ended June 30, 2005 consist primarily of organizational and offering expenses, general and administrative expenses and equity in earnings of the Core Fund. As of June 30, 2005, the Core Fund owned interests in nine office properties. We acquired direct interests in four additional office properties and invested an additional $87.3 million in the Core Fund between June 30, 2005 and June 30, 2006. As of June 30, 2006, the Core Fund owned indirect interests in 12 office properties. As a result of the acquisitions of direct interests in these properties and the additional investments in the Core Fund, our results of operations for the quarterly and six-month periods ended June 30, 2006 and 2005 are not comparable.
Direct Investments
As discussed above, we acquired our five directly owned properties on June 28, 2005, August 24, 2005, November 2, 2005, January 31, 2006 and April 24, 2006. We had rental income and tenant reimbursements of approximately $15.9 million and $24.0 million for the quarter and six months ended June 30, 2006, respectively. Property-level expenses and property management fees for the quarter and six months ended June 30, 2006 totaled approximately $7.6 million and $11.4 million, respectively. Depreciation and amortization expense totaled approximately $5.8 million and $8.8 million for the quarter and six months ended June 30, 2006, respectively. We expect rental income and tenant reimbursements, as well as property-level expenses, property management fees and depreciation and amortization expense, to increase as we acquire additional properties as well as operate our current properties for full reporting periods.
Our Interest in the Core Fund
As of June 30, 2005, we had invested a total of approximately $91.6 million and owned a 22.09% non-managing general partner interest in the Core Fund. Our equity in earnings related to our investment in the Core Fund for the quarter and six months ended June 30, 2005 was approximately $45,000 and $16,000, respectively. For the quarter and six months ended June 30, 2005, the Core Fund had net income of approximately $250,000 and $4,000, respectively, on revenues of approximately $50.8 million and $93.4 million, respectively. The Core Fund’s net income for the quarter and six months ended June 30, 2005 included approximately $14.1 million and $26.1 million, respectively of non-cash depreciation and amortization expenses. The distribution we earned from the Core Fund during the quarter and six months ended June 30, 2005 was approximately $1.6 million and $2.5 million, respectively.

HINES REAL ESTATE INVESTMENT TRUST, INC.
Our equity in losses related to our investment in the Core Fund for the quarter ended June 30, 2006 was approximately $812,000. For the quarter ended June 30, 2006, the Core Fund had a net loss of approximately $2.7 million on revenues of approximately $63.9 million. The Core Fund’s net loss for the quarter ended June 30, 2006 included approximately $20.6 million of non-cash depreciation and amortization expenses. The distributions we earned from the Core Fund during the quarter ended June 30, 2006 totaled approximately $3.2 million.
Our equity in losses related to our investment in the Core Fund for the six months ended June 30, 2006 was approximately $913,000. For the six months ended June 30, 2006, the Core Fund had a net loss of approximately $3.0 million on revenues of approximately $120.6 million. The Core Fund’s net loss for the six months ended June 30, 2006 included approximately $36.2 million of non-cash depreciation and amortization expenses. We expect revenues and expenses for the Core Fund to increase in the future as a result of a full quarter of operations in 2006 for the property acquired during the quarter ended June 30, 2006 and the impact of future acquisitions. The distributions we earned from the Core Fund during the six months ended June 30, 2006 totaled approximately $6.3 million.
Asset Management and Acquisition Fees
Asset management fees for the quarter and six months ended June 30, 2006 were approximately $1.4 million and $2.4 million, respectively, and asset management fees for the quarter and six months ended June 30, 2005 were approximately $298,000 and $470,000, respectively. Acquisition fees for the quarter and six months ended June 30, 2006 were approximately $3.2 million and $5.2 million, respectively, and acquisition fees for the quarter and six months ended June 30, 2005 were approximately $1.3 million and $1.8 million, respectively. These amounts include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest. See “Note 6 –– Related Party Transactions” in our consolidated condensed financial statements included elsewhere in this Form 10-Q for a description of the Participation Interest.
General, Administrative and Other Expenses
General and administrative expenses for the quarter ended June 30, 2006 totaled approximately $918,000, a $349,000 or 61% increase from general and administrative expenses of approximately $569,000 for the quarter ended June 30, 2005. General and administrative expenses for the six months ended June 30, 2006 totaled approximately $1.5 million, a $178,000 or 13% increase from general and administrative expenses of approximately $1.3 million for the six months ended June 30, 2005. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. The increase in general and administrative expenses is primarily due to increased costs of shareholder communications resulting from our ongoing offerings.
As discussed above, during the year ended December 31, 2005, our Advisor forgave approximately $1.7 million of amounts previously advanced to us to cover certain corporate-level general and administrative expenses. After this forgiveness, as of June 30, 2006 and December 31, 2005, we owed approximately $1.6 million and $1.0 million, respectively, to our Advisor for reimbursement of such costs.
Gain on the Forward Interest Rate Swap
The change in fair value on our forward interest rate swap for the quarter and six months ended June 30, 2006 was a gain of approximately $1.4 million. This gain is based on the increase in the fair value of our forward interest rate swap from June 5, 2006 through June 30, 2006, net of fees of approximately $552,000 incurred upon entering into the swap transaction.
Interest Expense
Interest expense for the quarter ended June 30, 2006 totaled approximately $5.3 million, a $5.2 million increase from interest expense of approximately $39,000 for the quarter ended June 30, 2005. Interest expense for the six months ended June 30, 2006 totaled approximately $7.8 million, a $7.7 million increase from interest expense of approximately $39,000 for the six months ended June 30, 2005. The increase in interest expenses is primarily due to increased borrowings related to the acquisitions of our directly-owned properties and our additional investments in the Core Fund.

HINES REAL ESTATE INVESTMENT TRUST, INC.
Loss Allocated to Minority Interests
As of June 30, 2006 and 2005, Hines REIT owned a 96.67% and an 88.78% interest, respectively, in the Operating Partnership, respectively, and two affiliates of Hines owned the remaining 3.33% and 11.22% interests, respectively. Accordingly, we allocated losses of approximately $132,000 and $267,000 to minority interests for the quarters ended June 30, 2006 and 2005, respectively, and losses of approximately $254,000 and $972,000 to minority interests for the six months ended June 30, 2006 and 2005, respectively relating to the interests that affiliates of Hines own in the Operating Partnership. The decrease in losses allocated to minority interests from last year is due to the decrease in the minority interest holders’ ownership.
Off-Balance Sheet Arrangements
As of June 30, 2006 and December 31, 2005, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Subsequent Events
Acquisition of One Atlantic Center
On July 14, 2006, an indirect subsidiary of the Core Fund acquired One Atlantic Center, an office property located in the central business district in Atlanta, Georgia. The contract purchase price for One Atlantic Center was approximately $305.0 million, exclusive of transaction costs, financing fees and working capital reserves. The acquisition was funded with borrowings under a revolving credit facility and mortgage financing obtained from The Prudential Life Insurance Company of America in the amount of $168.5 million in connection with the acquisition. The property consists of a 50-story office building and a parking structure that were constructed in 1987. The building contains an aggregate of approximately 1,100,808 square feet of rentable area and was approximately 81% leased as of the date of acquisition.
Capital Contribution to the Core Fund
On August 1, 2006 we made a $51.7 million capital contribution to the Core Fund, which consisted of $31.1 million in fulfillment of our existing commitment and an additional contribution of approximately $20.6 million. As of August 1, 2006, after this $51.7 million investment, we owned a 31.48% non-managing general partner interest in the Core Fund. This additional $20.6 million investment was approved by our board of directors and the conflicts committee of the board and was made pursuant to our right to invest up to 40% of any capital call made by the Core Fund. We used borrowings under our revolving credit facility with KeyBank to fund the investment.
Current Public Offering
From July 1 through August 9, 2006, we received gross offering proceeds of approximately $16.9 million from the sale of 1,647,804 common shares, including approximately $3.8 million of gross proceeds relating to 388,909 shares sold under the dividend reinvestment plan. As of August 9, 2006, approximately $1,986.9 million in common shares remained available for sale to the public pursuant to the Current Offering, exclusive of approximately $196.2 million in common shares available under the dividend reinvestment plan.
New Credit Facility with HSH Nordbank
On August 1, 2006, certain of our subsidiaries entered into a credit agreement with HSH Nordbank, as administrative agent for itself and the other lenders named in the credit agreement, which provides a secured credit facility in the maximum principal amount of $500.0 million, subject to certain borrowing limitations. The total borrowing capacity under the HSH Facility will be based upon a percentage of the appraised values of the properties that we select to serve as collateral under this facility, subject to certain debt service coverage limitations. On August 1, 2006, the borrowers under the loan documents borrowed approximately $185.0 million under this facility to repay amounts owed under our existing term loan and the Credit Facility and to pay certain fees and expenses related to the HSH Facility. The loans under this credit facility are secured initially by mortgages or deeds of trust and related assignments and security interests on three properties: 321 North Clark in Chicago, Illinois, Citymark in Dallas, Texas and 1900 and 2000 Alameda in San Mateo, California. The subsidiaries of the Operating Partnership that own such properties are the borrowers under the loan documents. In the future, we may, at our election, pledge newly acquired properties as security for additional borrowings.

HINES REAL ESTATE INVESTMENT TRUST, INC.
The initial $185.0 million borrowing under the HSH Facility has a term of ten years and bears interest at a variable rate, as described below. The effective fixed interest rate on such borrowing is 5.8575% as a result of our interest rate swap agreement entered into with HSH Nordbank. Future borrowings under the HSH Facility must be drawn, if at all, between August 1, 2006 and July 31, 2009, and undrawn amounts will be subject to an unused facility fee of 0.15% per annum on the average daily outstanding undrawn loan amount during this period. For amounts drawn under the HSH Facility after August 1, 2006, we may select terms of five, seven or 10 years for the applicable borrowings. The outstanding balance of these loans will bear interest at a rate equal to: one-month LIBOR, plus an applicable margin of (i) 0.40% in the case of amounts funded before August 1, 2007 which have 10-year terms, and (ii) 0.45% for all other borrowings and maturities. We are required to purchase interest rate protection prior to borrowing any additional amounts under the HSH Facility, the effect of which is to secure it against fluctuations of LIBOR. The loans made under this credit facility allow for prepayment, in whole or in part, subject to the payment of certain prepayment fees and breakage costs.
In connection with the closing of the HSH Facility, the Operating Partnership provided customary non-recourse carve-out guarantees. Hines REIT also made certain limited guarantees with respect to the payment and performance of (i) certain tenant improvement and leasing commission obligations in the event the properties securing the loan fail to meet certain occupancy requirements and (ii) certain major capital repairs with respect to the properties securing the loans.
The credit agreement provides that an event of default will exist under the agreement if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The credit agreement also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of minimum loan-to-value and debt service coverage ratios.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we are exposed is interest rate risk.
We may be exposed to the effects of interest rate changes primarily as a result of variable-rate debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows by considering certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes.
Our variable-interest rate borrowings include our $165.0 million term loan with Key Bank and, potentially, any future borrowings under our revolving credit facility. As of June 30, 2006, we had no outstanding borrowings under our revolving credit facility and the balance due under our term loan was $142.0 million. This term loan was repaid in full on August 2, 2006 and therefore we are no longer subject to market interest rate risk in relation to this debt.
On August 1, 2006, certain of our subsidiaries entered into a credit agreement with HSH Nordbank which provides a secured credit facility in the maximum principal amount of $500.0 million, subject to certain borrowing limitations. The initial $185.0 million borrowing under the credit facility has a term of ten years and bears interest at a variable rate. The effective fixed interest rate on such borrowing is 5.8575% as a result of our interest rate swap agreement entered into with HSH Nordbank on June 5, 2006.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Beginning in the fourth quarter of 2006, we expect to initiate the implementation of an upgrade to our financial and accounting systems and the implementation of a new enterprise-wide accounting and lease management system. We anticipate this implementation will be completed before the end of 2007. This new software, which Hines intends to eventually implement through substantially all of its operations, will affect many aspects of our accounting and financial systems and procedures and will result in a significant change to our internal controls. The implementation of these systems upgrades will likely have a material impact on our internal control over financial reporting, but these upgrades are not being implemented in response to an identified significant control deficiency or material weakness. While we believe that these changes will improve and strengthen our overall system of internal control, there are inherent risks associated with implementing changes of this magnitude. We expect to modify our system of internal control over financial reporting in order to address the impact of these planned systems upgrades, and provide that our controls, as modified, continue to be designed appropriately and operate effectively.

PART II- OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 7, 2006, we issued 1,000 restricted common shares to each of our three independent directors pursuant our Employee and Director Incentive Share Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Each of these restricted share grants vests when the respective independent director completes his current term.
The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares that
	Number of	Average Price	Part of Publicly	May Yet be Purchased
	Shares	Paid per Share	Announced Plans or	Under the Plans or
Period	Purchased	(or Unit)	Programs	Programs(1)
April 1, 2006 to April 30, 2006	24,134	9.00	24,134	191,665
May 1, 2006 to May 31, 2006	––	––	––	191,665
June 1 to June 30, 2006	––	––	––	1,121,129

Total	24,134	9.00	24,134

(1)	Under the terms of the Initial Offering, the number of shares available for redemption was limited to the lesser of 5% of the number of common shares outstanding at the end of the prior year or the total number of shares purchased pursuant to the dividend reinvestment plan. Under the terms of the Current Offering, the limitation based on the total number of shares purchased pursuant to the dividend reinvestment plan was removed.
We filed a registration statement (File No. 333-108780) with the Securities and Exchange Commission in connection with the Initial Offering of common shares. The registration statement was declared effective under the Securities Act of 1933 on June 18, 2004. The Initial Offering commenced on that date and terminated on June 18, 2006. Hines Real Estate Securities, Inc. was the dealer manager of the Initial Offering, and is an affiliate of the Chairman of our Board of Directors, Jeffrey C. Hines. The registration statement covered 200 million shares of common stock in a primary offering at an aggregate price of up to $2.0 billion and an additional 20 million shares under our dividend reinvestment plan at an aggregate price of $190.0 million.
We filed a registration statement (File No. 333-130114) with the Securities and Exchange Commission in connection with the Current Offering. The registration statement was declared effective under the Securities Act of 1933 on June 19, 2006. The Current Offering commenced on that date and is ongoing. Hines Real Estate Securities, Inc. is the dealer manager of the Current Offering. The registration statement covered the issuance of common stock in a primary offering at an aggregate price of up to $2.0 billion and an additional $200.0 million in common shares to be issued under our dividend reinvestment plan.

Through June 30, 2006, we had sold approximately 53.2 million of our common shares for gross offering proceeds of approximately $527.6 million. This amount includes 663,168 shares sold pursuant to our dividend reinvestment plan for gross proceeds of approximately $6.3 million. From the effective date of the Initial Offering through June 30, 2006, we have incurred the following expenses in connection with the issuance and distribution of the registered securities (actual rather than estimated expenses):

Type of Expense	Amount
Underwriting discounts and commissions	$27,960,115
Other expenses paid to affiliates	27,245,352

Total expenses	$55,205,467

The net offering proceeds to us through June 30, 2006 after deducting the total expenses paid as described above and redemptions totaling approximately $316,000, are approximately $472.0 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all of the commissions to soliciting dealers. With the net offering proceeds, we acquired approximately $453.1 million in real estate investments and related assets, of which, approximately $276.5 million was acquired from affiliates of the Company. Additionally, we paid approximately $4.5 million in acquisition fees and had remaining working capital of approximately $14.4 million.
As of August 9, 2006, we have sold approximately 54.8 million shares at an aggregate offering price of $544.5 million.
Item 4. Submission of Matters to a Vote of Security Holders.
We held our annual meeting of stockholders on May 25, 2006. Our stockholders elected the following nominees to our board of directors: Jeffrey C. Hines, C. Hastings Johnson, George A. Davis, Thomas A. Hassard and Stanley D. Levy. Messrs. Hines and Johnson were elected to the board of directors with the affirmative vote of 18,143,020 shares and 622,984 shares abstained from voting or were withheld. Messrs. Davis, Hassard and Levy were elected to the board of directors with the affirmative vote of 18,142,557 shares and 623,447 shares abstained from voting or were withheld. No stockholders voted against any nominee. Our stockholders also ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors. This ratification was approved by the affirmative vote of 18,083,709 shares, while 108,621 shares voted against the proposal and 573,674 shares abstained from voting.
Item 6. Exhibits.
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES REAL ESTATE INVESTMENT TRUST, INC.

August 14, 2006	By:	/s/ Charles M. Baughn

Charles M. Baughn
Chief Executive Officer

August 14, 2006	By:	/s/ Sherri W. Schugart

Sherri W. Schugart
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the registrant’s Registration Statement on Form S-11, File No. 333-108780, on May 25, 2004 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, on August 3, 2006 and incorporated herein by reference).

10.1	Deed of Trust, Security Agreement and Fixture Filing, dated as of April 18, 2006, by and between Hines REIT 1515 S Street LP, First American Title Insurance Company and MetLife Bank, N.A., and Promissory Notes, dated April 18, 2006, executed by Hines REIT 1515 S Street LP. (Filed as Exhibit 10.59 to Amendment No. 1 to the registrant’s Registration Statement on Form S-11, File No. 333-130,114 (the “Registration Statement”), on April 25, 2006, and incorporated herein by reference).

10.2	Term Loan Agreement, dated as of April 24, 2006, between Hines REIT Properties, L.P., KeyBank National Association and the other Lenders party thereto, and Promissory Note executed by Hines REIT Properties, L.P., dated April 24, 2006. (Filed as Exhibit 10.60 to Amendment No. 1 to the Registration Statement, on April 25, 2006, and incorporated herein by reference).

10.3	Unconditional Guaranty of Payment and Performance of Hines Real Estate Investment Trust, Inc. in favor of KeyBank National Association, dated April 24, 2006. (Filed as Exhibit 10.61 to Amendment No. 1 to the Registration Statement, on April 25, 2006, and incorporated herein by reference).

10.4	Ownership Interests Pledge and Security Agreement of Hines REIT Properties, L.P., dated April 24, 2006. (Filed as Exhibit 10.62 to Amendment No. 1 to the Registration Statement, on April 25, 2006, and incorporated herein by reference).

10.5	Subordination Agreement, dated April 24, 2006, among Hines REIT Properties, L.P., Hines Advisors Limited Partnership, Hines Interests Limited Partnership and KeyBank National Association. (Filed as Exhibit 10.63 to Amendment No. 1 to the Registration Statement, on April 25, 2006, and incorporated herein by reference).

10.6	Contract of Sale by and between Sumitomo Life Realty (N.Y.), Inc. and Hines One Atlantic Center LP, dated May 18, 2006. (Filed as Exhibit 10.64 to Amendment No. 2 to the Registration Statement, on June 19, 2006, and incorporated herein by reference).

10.7	Agreement by and between Hines REIT Properties, L.P. and HSH Nordbank AG New York Branch dated June 5, 2006. (Filed as Exhibit 10.65 to Amendment No. 2 to the Registration Statement, on June 19, 2006, and incorporated herein by reference).

10.8*	Advisory Agreement, dated June 26, 2006, by and among Hines Real Estate Investment Trust, Inc., Hines REIT Properties, L.P., and Hines Advisors Limited Partnership.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith