Form 10-Q
period 2006-09-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2006-11-14
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of November 7, 2006, 66,632,960 shares of the registrant’s common stock were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
As of September 30, 2006 And December 31, 2005
(UNAUDITED)

	September 30,
	2006	December 31, 2005
ASSETS
Investment property, at cost:
Buildings and improvements, net	$335,799,035	$79,461,108
In-place leases, net	85,262,318	25,698,679
Land	110,604,983	38,416,834

Total investment property	531,666,336	143,576,621
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	207,884,356	118,574,523
Cash and cash equivalents	63,886,052	6,156,285
Restricted cash	4,336,998	—
Distributions receivable	4,844,212	3,598,103
Straight-line rent receivable	2,177,166	276,726
Tenant and other receivables	1,831,818	807,813
Acquired above-market leases, net	29,404,331	15,099,578
Deferred offering costs	—	1,221,987
Deferred leasing costs, net	2,648,490	1,655,534
Deferred financing costs, net	4,808,197	851,206
Other assets	1,752,357	5,515,934

TOTAL ASSETS	$855,240,313	$297,334,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$14,990,299	$4,280,492
Unaccepted subscriptions for common shares	638,009	1,168,441
Due to affiliates	9,562,290	10,855,669
Acquired below-market leases, net	12,775,277	8,719,488
Other liabilities	2,352,734	902,246
Interest rate swap contract	5,887,597	—
Participation interest liability	8,244,059	3,021,780
Dividends payable	8,754,430	3,001,754
Distributions payable to minority interests	301,165	207,243
Notes payable	319,031,439	74,900,000

Total liabilities	382,537,299	107,057,113
Minority interest	998,248	2,192,831
Commitments and Contingencies
Shareholders’ equity:
Preferred shares, $.001 par value; 500 million preferred shares authorized, none issued or outstanding as of September 30, 2006 and December 31, 2005	—	—
Common shares, $.001 par value; 1,500,000,000 common shares authorized as of September 30, 2006 and December 31, 2005; 59,555,964 and 23,046,119 common shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	59,556	23,046
Additional paid-in capital	510,899,306	199,846,230
Retained deficit	(39,254,096)	(11,784,910)

Total shareholders’ equity	471,704,766	188,084,366

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$855,240,313	$297,334,310

See notes to the consolidated condensed financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three And Nine Months Ended September 30, 2006 and 2005
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues:
Rental revenue	$17,956,833	$2,044,707	$41,953,391	$2,092,315
Other revenue	709,961	28,664	1,600,718	28,664

Total revenues	18,666,794	2,073,371	43,554,109	2,120,979
Expenses:
Property operating expenses	4,949,372	752,916	12,095,563	766,765
Real property taxes	3,233,646	238,531	6,918,425	243,872
Property management fees	472,221	57,315	1,071,908	58,725
Depreciation and amortization	6,510,375	1,321,121	15,335,974	1,333,822
Asset management and acquisition fees	2,886,254	1,186,443	10,444,558	3,457,177
Organizational and offering expenses	1,463,260	—	3,123,128	1,479,923
Reversal of organizational and offering expenses	—	(7,082,524)	—	(7,082,524)
Forgiveness of related party payable	—	(1,730,000)	—	(1,730,000)
General and administrative expenses	513,574	354,766	2,041,108	1,704,108

Total expenses	20,028,702	(4,901,432)	51,030,664	231,868

(Loss) income before equity in losses, interest expense and loss (income) allocated to minority interests	(1,361,908)	6,974,803	(7,476,555)	1,889,111

Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	(925,549)	(75,758)	(1,838,751)	(60,153)
Loss on interest rate swap contract	(7,795,274)	—	(6,439,597)	—
Interest expense	(4,935,337)	(1,206,830)	(12,708,051)	(1,245,930)
Interest income	351,469	19,980	584,639	25,059
Loss (income) allocated to minority interests	155,157	(454,269)	409,129	517,603

Net (loss) income	$ (14,511,442)	$5,257,926	$(27,469,186)	$1,125,690

Basic and diluted (loss) income per common share:
(Loss) income per common share	$(0.26)	$0.40	$(0.66)	$0.14

Weighted average number of common shares outstanding	55,656,525	13,284,150	41,333,452	8,100,986

See notes to the consolidated condensed financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006 and the Year Ended December 31, 2005
(UNAUDITED)

					Additional
	Preferred		Common		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE,
January 1, 2005	—	$—	2,073,116	$2,073	$9,715,539	$(10,028,316)	$(310,704)
Issuance of common shares	—	—	20,973,003	20,973	207,642,319	—	207,663,292
Dividends declared	—	—	—	—	(6,637,079)	—	(6,637,079)
Selling commissions and dealer manager fees	—	—	—	—	(15,055,143)	—	(15,055,143)
Other offering costs, net	—	—	—	—	4,180,594	—	4,180,594
Net loss	—	—	—	—	—	(1,756,594)	(1,756,594)

BALANCE,
December 31, 2005	—	—	23,046,119	23,046	199,846,230	(11,784,910)	188,084,366
Issuance of common shares	—	—	36,670,118	36,670	366,918,871	—	366,955,541
Redemption of common shares	—	—	(160,273)	(160)	(1,476,610)	—	(1,476,770)
Dividends declared	—	—	—	—	(18,886,545)	—	(18,886,545)
Selling commissions and dealer manager fees	—	—	—	—	(28,406,964)	—	(28,406,964)
Other offering costs, net	—	—	—	—	(7,095,676)	—	(7,095,676)
Net loss	—	—	—	—	—	(27,469,186)	(27,469,186)

BALANCE,
September 30, 2006	—	$—	59,555,964	$59,556	$510,899,306	$(39,254,096)	$471,704,766

See notes to the consolidated condensed financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(UNAUDITED)

		Nine Months
	Nine Months	Ended
	Ended September	September 30,
	30, 2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(27,469,186)	$1,125,690
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,105,235	2,160,274
Non-cash compensation expense	23,289	31,775
Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	1,838,751	60,153
Loss allocated to minority interests	(409,129)	(517,603)
Accrual of organizational and offering expenses	3,123,128	1,479,923
Reversal of organizational and offering expenses	—	(7,082,524)
Forgiveness of related party payable	—	(1,730,000)
Loss on forward interest rate swap	6,439,597	—
Changes in assets and liabilities:
Increase in other assets	(197,346)	(117,671)
Increase in straight-line rent receivable	(1,900,440)	(148,784)
Increase in tenant and other receivables	(1,027,455)	(58,147)
Increase in deferred lease costs	(1,038,723)	—
Increase in accounts payable and accrued expenses	1,994,291	1,013,140
Increase in participation interest liability	5,222,279	1,728,588
(Decrease) increase in other liabilities	(55,058)	385,842
Increase (decrease) in due to affiliates	512,380	(99,987)

Net cash provided by (used in) operating activities	4,161,613	(1,769,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	(102,360,000)	(81,552,923)
Distributions received from Hines-Sumisei U.S. Core Office Fund, L.P. in excess of equity in losses	9,965,107	2,781,902
Investments in property	(300,363,665)	(70,817,574)
Additions to other assets	—	(503,926)
Increase in restricted cash	(4,336,998)	—
Increase in acquired out-of-market leases, net	(10,334,553)	(15,400,881)

Net cash used in investing activities	(407,430,109)	(165,493,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in escrowed investor proceeds	—	(100,000)
Increase in escrowed investor proceeds liability	—	100,000
(Decrease) increase in unaccepted subscriptions for common shares	(530,432)	130,052
Proceeds from issuance of common stock	358,908,390	143,204,801
Redemption of common shares	(1,476,770)	—
Payments of selling commissions and dealer manager fees	(28,384,101)	(9,778,454)
Payments of organizational and offering expenses	(11,262,323)	(4,500,000)
Proceeds from advances from affiliate	1,670,147	1,740,394
Payments on advances from affiliate	(1,275,000)	(375,000)
Dividends paid to shareholders	(5,110,003)	(766,271)
Dividends paid to minority interests	(691,543)	(426,770)

		Nine Months
	Nine Months	Ended
	Ended September	September 30,
	30, 2006	2005
Proceeds from notes payable	630,220,000	138,300,000
Payments on notes payable	(475,120,000)	(91,000,000)
Net decrease in security deposit liability	(23,898)	—
Payments for interest rate swap contract	(552,000)	—
Additions to deferred financing costs	(5,374,204)	(1,115,863)

Net cash provided by financing activities	460,998,263	175,412,889

Net change in cash and cash equivalents	57,729,767	8,150,156
Cash and cash equivalents, beginning of period	6,156,285	1,536,439

Cash and cash equivalents, end of period	$63,886,052	$9,686,595

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$9,878,421	$845,102

Supplemental Disclosure of Non-Cash Activities
Unpaid selling commissions and dealer manager fees	$1,131,261	$769,563

Deferred offering costs offset against additional paid-in capital	$7,095,676	$1,140,567

Reversal of deferred offering costs offset against additional paid-in capital	$—	$(4,504,750)

Distributions receivable	$4,844,212	$2,496,418

Dividends declared and unpaid	$8,754,430	$2,008,861

Distributions declared and unpaid to minority interests	$301,165	$197,846

Dividends reinvested	$8,023,867	$959,642

Assumption of mortgage upon acquisition of property	$88,494,864	$—

Non-cash assets acquired upon acquisition of property	$9,253,368	$1,365,787

Accrued additions to investment property	$570,248	$—

Accrual of deferred financing costs	$220,565	$174,410

See notes to the consolidated condensed financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
1. Organization
The accompanying interim unaudited consolidated condensed financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2005 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of September 30, 2006 and December 31, 2005, the results of operations for the three and nine months ended September 30, 2006 and 2005 and the cash flows for the nine months ended September 30, 2006 and 2005 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
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
On June 19, 2006, the Company commenced its current public offering, pursuant to which it is offering a maximum of $2.2 billion in common shares (the “Current Offering”). Through September 30, 2006, the Company received gross offering proceeds of approximately $67.6 million from the sale of 6,539,472 common shares, including approximately $3.8 million relating to 388,912 shares issued pursuant to the Company’s dividend reinvestment plan. As of September 30, 2006, approximately $1,936.2 million in common shares remained available for sale pursuant to the Current Offering, exclusive of $196.2 million in common shares for issuance pursuant to the Company’s dividend reinvestment plan. Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of September 30, 2006, Hines REIT owned a 96.77% general partner interest in the Operating Partnership.
From October 1 through November 7, 2006, Hines REIT received gross offering proceeds of approximately $74.0 million from the sale of 7,163,280 common shares, including approximately $5.5 million relating to 555,043 shares sold under Hines REIT’s dividend reinvestment plan. See Note 8 for additional information.
Minority Interests
Hines Real Estate Holdings Limited Partnership, an affiliate of Hines, owned a 1.80% and 4.53% interest in the Operating Partnership as of September 30, 2006 and December 31, 2005, respectively. As a result of HALP Associates Limited Partnership’s (“HALP”) ownership of the Participation Interest (see Note 6), HALP’s percentage ownership in the Operating Partnership was 1.43% and 1.23% as of September 30, 2006 and December 31, 2005, respectively.
Investment Property
As of September 30, 2006, the Company held direct and indirect investments in 18 office properties located in cities throughout the United States, including New York City, Washington, D.C., Miami, Atlanta, Chicago, Houston, Dallas, Seattle, San Francisco, Sacramento, San Diego and San Mateo. The Company’s interests in 13 of these properties are owned indirectly through the Company’s investment in Hines-Sumisei U. S. Core Office Fund, L.P. (the “Core Fund”). As of September 30, 2006 and December 31, 2005, the Company owned a 31.5% and 26.2% non-managing general partner interest in the Core Fund, respectively. See further discussion in Note 3.
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
Investment Property
Real estate assets the Company owns directly are stated at cost less accumulated depreciation, which, in the opinion of management, does not exceed the individual property’s fair value. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized. Maintenance and repair items are expensed as incurred.
Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At September 30, 2006, management believes no such impairment has occurred.
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
Restricted Cash
As of September 30, 2006, the Company had restricted cash of approximately $4.3 million related to certain escrows required by our mortgage agreement for Airport Corporate Center.
Deferred Leasing Costs
Deferred leasing costs, primarily consisting of tenant incentives, leasing commissions and tenant improvements, are capitalized and amortized over the life of the related lease. Tenant incentive amortization of approximately $155,000 and $429,000 for the quarter and nine months ended September 30, 2006, respectively, is recorded as an offset to rental revenue in the accompanying consolidated condensed statements of operations. Other deferred leasing cost amortization was approximately $33,000 and $60,000 for the quarter and nine months ended September 30, 2006, respectively, and is included in amortization expense in the accompanying consolidated condensed statements of operations. The Company had no amortization expense related to tenant inducements or other direct leasing costs for the quarter or nine months ended September 30, 2005.
Other Assets
Other assets primarily consists of prepaid insurance, earnest money deposits paid in connection with future property acquisitions, mortgage loan deposits and capitalized acquisition costs that have not yet been applied to investments in real estate assets. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods. Other assets include the following:

	September 30,	December 31,
	2006	2005
Property acquisition escrow deposit	$—	$5,000,000
Prepaid insurance	429,752	110,155
Mortgage loan deposits	920,000	—
Other	402,605	405,779

Total	$1,752,357	$5,515,934

Deferred Financing Costs
Deferred financing costs consist of direct costs incurred in obtaining debt financing. See Note 4 for additional information. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the related obligations. For the quarter and nine months ended

September 30, 2006, approximately $286,000 and $718,000, respectively, was amortized and recorded in interest expense in the accompanying consolidated condensed statements of operations. For the quarter and nine months ended September 30, 2005, approximately $383,000 and $393,000, respectively, was amortized and recorded in interest expense in the accompanying consolidated condensed statements of operations.
Interest Rate Swap Contract
On June 5, 2006, the Company entered into a forward interest rate swap transaction with HSH Nordbank AG, New York Branch (“HSH Nordbank”) with a notional amount of $185.0 million. The transaction, which was effective August 1, 2006 for a 10-year term, was entered into as an economic hedge against the variability of future interest rates on variable interest rate debt. This agreement has effectively fixed the interest rate at 5.8575% for the $185.0 million in borrowings under the credit facility with HSH Nordbank that closed August 1, 2006. See Note 4 for additional information.
The Company has not designated this contract as a cash flow hedge for accounting purposes. The interest rate swap has been recorded at its estimated fair value in the accompanying consolidated condensed balance sheet as of September 30, 2006. The loss resulting from the decrease in the fair value of the interest rate swap for the quarter and nine months ended September 30, 2006 of approximately $7.8 million and $6.4 million, respectively, which includes fees of $552,000 incurred upon entering into the swap transaction, has been recorded in loss on interest rate swap contract in the consolidated condensed statements of operations for the quarter and nine months ended September 30, 2006.
The Company will mark the interest rate swap contract to its estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in the consolidated statements of operations.
Upon entering into this agreement, the Company made a deposit in the amount of $10.0 million with HSH Nordbank as collateral until the related variable interest rate debt was put in place. This deposit was returned to the Company on August 1, 2006 upon closing of the HSH Nordbank credit facility.
Unaccepted Subscriptions for Common Shares
Unaccepted subscriptions for common shares includes proceeds related to subscriptions which had not been accepted by the Company as of September 30, 2006 and December 31, 2005.
Due to Affiliates
As discussed in Note 6 below, the Advisor and its affiliates have advanced or paid on behalf of the Company certain expenses incurred in connection with the Company’s offerings, administration and ongoing operations. Due to affiliates includes the following:

	September 30,	December 31,
	2006	2005
Organizational and offering costs related to the Initial Offering	$—	$6,900,000
Organizational and offering costs related to the Current Offering	6,112,500	1,477,732
Dealer manager fees and selling commissions	1,131,261	1,108,398
Asset management, acquisition fees and property-level fees and reimbursements	878,336	324,493
General, administrative and other expenses	1,440,193	1,045,046

Total	$9,562,290	$10,855,669

Organizational and Offering Costs
Initial Offering
Certain organizational and offering costs associated with the Initial Offering were paid by the Advisor on behalf of the Company. Pursuant to the Advisory Agreement among Hines REIT, the Operating Partnership and the Advisor during the Initial Offering, the Company was obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred related to the Initial Offering or 3.0% of the gross proceeds raised from the Initial Offering.
As of September 30, 2006 and December 31, 2005, the Advisor had incurred on behalf of the Company organizational and offering costs related to the Initial Offering of approximately $43.3 million and $36.8 million, respectively (of which approximately $23.0 million and $20.4 million as of September 30, 2006 and December 31, 2005, respectively, relates to the Advisor or its affiliates). These amounts include approximately $24.2 million and $21.3 million as of September 30, 2006 and December 31, 2005, respectively, of organizational and internal offering costs, and approximately $19.1 million and $15.5 million as of September 30, 2006 and December 31, 2005, respectively, of third-party offering costs, such as legal and accounting fees and printing costs.
As described above, the Company’s obligation to reimburse the Advisor for organizational and offering costs related to the Initial Offering was limited by the amount of gross proceeds raised from the sale of the Company’s common shares in the Initial Offering. Amounts of organizational and offering costs recorded in the Company’s financial statements in periods prior to the quarter ended June 30, 2006 were based on estimates of gross proceeds to be raised through the end of the Initial Offering period. Such estimates were based on highly subjective factors including the number of retail broker-dealers signing selling agreements with the Company’s Dealer Manager, Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”), anticipated market share penetration in the retail broker-dealer network and the Dealer Manager’s best estimate of the growth rate in sales.
Based on actual gross proceeds raised in the Initial Offering, the total amount of organizational and offering costs the Company was obligated to reimburse the Advisor related to the Initial Offering is approximately $16.0 million. As a result of amounts recorded in prior periods, during the nine months ended September 30, 2006, organizational and internal offering costs related to the Initial Offering totaling approximately $1.0 million incurred by the Advisor were expensed and included in the accompanying consolidated condensed statements of operations and third-party offering costs related to the Initial Offering of approximately $2.0 million were offset against additional paid-in capital in the accompanying consolidated condensed statement of shareholders’ equity. During the nine months ended September 30, 2006, organizational and internal offering costs related to the Initial Offering totaling approximately $1.9 million and third-party offering costs related to the Initial Offering totaling approximately $1.5 million were incurred by the Advisor but were not recorded in the consolidated condensed financial statements because the Company will not be obligated to reimburse the Advisor for these costs.
For the nine months ended September 30, 2005, organizational and internal offering costs related to the Initial Offering of approximately $1.5 million were expensed and included in the accompanying consolidated statement of operations, and third-party offering costs of approximately $1.1 million were offset against additional paid-in capital on the accompanying consolidated statement of shareholders’ equity (deficit). For the nine months ended September 30, 2005, organizational and offering costs related to the Initial Offering totaling approximately $6.1 million incurred by the Advisor (including approximately $2.8 million of organizational and internal offering costs and approximately $3.3 million of third-party offering costs) were not recorded in the accompanying consolidated financial statements because management determined that the Company would not be obligated to reimburse the Advisor for these costs.
Current Offering
The Company commenced the Current Offering on June 19, 2006. Certain organizational and offering costs associated with the Current Offering have been paid by the Advisor on the Company’s behalf. Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manager fees, do not exceed 15% of gross proceeds from the Current Offering. As of September 30, 2006 and December 31, 2005, the Advisor had incurred on the Company’s behalf organizational and offering costs in connection with the Current Offering of approximately $7.4 million and $1.5 million, respectively (of which approximately $2.1 million and $256,000, respectively, relates to the Advisor or its affiliates). Such amounts include approximately $1.5 million and $2.1 million, respectively, of internal offering costs, which have been expensed in the accompanying consolidated condensed statements of operations for the quarter and nine months ended September 30, 2006. Approximately $5.0 million of third-party offering costs for the quarter and nine months ended September 30, 2006 have been offset against net proceeds of the Current Offering within additional paid-in capital as of September 30, 2006.
Revenue Recognition
The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of approximately $2.2 million and $277,000 as of September 30, 2006 and December 31, 2005, respectively, consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the lease agreement.
Stock-based Compensation
Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock annually. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” the Company recognizes the expense related to these shares over the vesting period. The Company granted 3,000 restricted common shares to its independent board members in November 2004, June 2005 and June 2006. For each of the quarters ended September 30, 2006 and 2005, the Company amortized approximately $8,000 of related compensation expense. For the nine months ended September 30, 2006 and 2005, the Company amortized approximately $23,000 and $32,000, respectively, of related compensation expense. Such amounts are included in general and administrative expenses in the accompanying consolidated condensed statements of operations.
Income Taxes
Hines REIT made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with its first taxable year, which ended December 31, 2004. In addition, the Company owns an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for federal income taxes for the nine months ended September 30, 2006 or 2005 in the accompanying consolidated condensed financial statements.
During the second quarter of 2006, the state of Texas enacted new tax legislation that restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax. The Company believes the impact of this legislation was not material to the Company for the quarter and nine months ended September 30, 2006. Accordingly, it has not recorded a provision for income taxes in its accompanying consolidated condensed financial statements for the quarter or nine months ended September 30, 2006.
Per Share Data
Income (loss) per common share is calculated by dividing the net income (loss) for each period by the weighted average number of common shares outstanding during such period. Income (loss) per common share on a basic and diluted basis are the same because the Company has no potentially dilutive common shares outstanding.

3. Real Estate Investments
Direct Investments
Properties that are wholly owned by the Operating Partnership are referred to as “direct investments.” As of December 31, 2005, the Company owned direct investments in three office properties through its interest in the Operating Partnership. On January 31, 2006, the Company acquired Airport Corporate Center, a 45-acre office park located in the Airport West/Doral submarket of Miami, Florida. On April 24, 2006, the Company acquired 321 North Clark, an office building located in the central business district of Chicago, Illinois. As of September 30, 2006, the Company owned a portfolio of five direct investments.
As of September 30, 2006, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

			Acquired	Acquired
	Buildings and		Above-Market	Below-Market
	Improvements	In-Place Leases	Leases	Leases
Cost	$341,261,480	$98,406,185	$32,707,156	$15,240,794
Less: accumulated depreciation and amortization	(5,462,445)	(13,143,867)	(3,302,825)	(2,465,517)

Net	$335,799,035	$85,262,318	$29,404,331	$12,775,277

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

Amortization expense was approximately $4.4 million and $10.4 million for in-place leases for the quarter and nine months ended September 30, 2006, respectively, and amortization of out-of-market leases, net, was a decrease to rental revenue of approximately $104,000 and $86,000, respectively. Amortization expense was approximately $1.2 million for in-place leases for the quarter and nine months ended September 30, 2005, and amortization of out-of-market leases, net, was a decrease to rental revenue of approximately $421,000 and $433,000, respectively.
Anticipated amortization of in-place and out-of-market leases, net, for the period from October 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows:

	In-place	Out-of-Market
	Leases	Leases, net
October 1 through December 31, 2006	$4,222,214	$99,898
2007	15,871,849	481,500
2008	14,285,160	613,267
2009	12,301,845	1,486,816
2010	6,997,204	1,237,785
In connection with its direct investments, the Company has entered into non-cancelable lease agreements, subject to various escalation clauses, with tenants for office space. As of September 30, 2006, the approximate fixed future minimum rentals for the period from October 1 through December 31, 2006, and each of the years ending December 31, 2007 through 2010 and thereafter are as follows:

Fixed Future
Minimum
Rentals
October 1 through December 31, 2006	$12,941,651
2007	48,919,862
2008	43,579,515
2009	37,176,438
2010	22,370,400
Thereafter	106,839,227

Total	$271,827,093

Of the total rental revenue of the Company for the nine months ended September 30, 2006, approximately 11% was earned from a government agency, whose leases representing approximately 10% of their space expire in October 2012 and whose remaining lease expires in April 2013. No other tenant provided more than 10% of the Company’s total rental revenues for the nine months ended September 30, 2006.
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
On July 14, 2006, an indirect subsidiary of the Core Fund acquired One Atlantic Center, an office property located at 1201 W. Peachtree Street in the midtown submarket of the central business district of Atlanta, Georgia. The contract purchase price for the property was approximately $305.0 million, exclusive of transaction costs, financing fees and working capital reserves. As of September 30, 2006, the Core Fund owned interests in 13 properties across the United States.
Effective November 14, 2005, the Company made a $100.0 million capital commitment to the Core Fund, of which $81.7 million was unfunded as of December 31, 2005. Pursuant to this agreement and capital calls issued by the Core Fund, the Company contributed $17.2 million and $33.4 million to the Core Fund on March 1 and May 1, 2006, respectively. On August 1, 2006, the Company made a $51.7 million capital contribution to the Core Fund, which consisted of $31.1 million in fulfillment of its existing commitment and an additional contribution of approximately $20.6 million. The Company used borrowings under the Credit Facility to fund the investment. See Note 4 for additional information. As of September 30, 2006, the Company owned a 31.5% non-managing general partner interest in the Core Fund.
Consolidated condensed financial information of the Core Fund is summarized below:

Consolidated Condensed Balance Sheets of the Core Fund
as of September 30, 2006 and December 31, 2005
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash	$50,841,958	$42,044,377
Property, net	1,947,481,714	1,382,492,862
Other assets	509,235,356	275,102,476

Total Assets	$2,507,559,028	$1,699,639,715

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$1,475,000,000	$915,030,000
Other liabilities	133,784,277	106,125,932
Minority interest	290,833,730	260,929,015
Partners’ capital	607,941,021	417,554,768

Total Liabilities and Partners’ Capital	$2,507,559,028	$1,699,639,715

Consolidated Condensed Statements of Operations of the Core Fund
For the Nine Months Ended September 30, 2006 and 2005
(unaudited)

	September 30,	September 30,
	2006	2005
Revenues and interest income	$194,045,186	$146,858,043
Operating expenses	(89,268,395)	(65,681,613)
Interest expense	(46,003,985)	(34,474,048)
Depreciation and amortization	(59,281,689)	(41,008,526)
Minority interest	(5,346,279)	(5,852,436)

Net Loss	$(5,855,162)	$(158,580)

Of the total rental revenue of the Core Fund for the nine months ended September 30, 2006 and 2005, approximately:
•	12% and 15%, respectively, was earned from two tenants in the oil and gas industry that are affiliated with each other, whose leases expire on December 31, 2015; and

•	36% and 39%, respectively, was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027.
No other tenant provided more than 10% of the Core Fund’s total rental revenues for the nine months ended September 30, 2006 or 2005.
On October 2, 2006, a subsidiary of the Core Fund acquired Warner Center, an office property located in Woodland Hills, California. On November 1, 2006, the Company made a capital contribution to the Core Fund of approximately $50.0 million. See Note 8 for additional information.

4. Debt Financing
Revolving Credit Facility with KeyBank National Association
The Company is party to a credit agreement with KeyBank National Association (“KeyBank”), as administrative agent for itself and the other lenders named in the credit agreement, which provides for a revolving credit facility (the “Credit Facility”) with maximum aggregate borrowing capacity of $140.0 million. The Credit Facility provides that the Company may increase the amount of the Credit Facility to $250.0 million upon written notice prior to March 9, 2007. As of December 31, 2005, the principal amount due under the Credit Facility was $74.9 million. During the nine months ended September 30, 2006, the Company incurred borrowings of $138.5 million under the Credit Facility to complete the acquisitions of Airport Corporate Center and 321 North Clark and $96.7 million to fund capital contributions to the Core Fund. During the nine months ended September 30, 2006, the Company used proceeds from the Initial Offering and the Current Offering, proceeds from a mortgage loan secured by 1515 S Street and proceeds from the Company’s credit agreement with HSH Nordbank (see below) to make repayments under the Credit Facility totaling $310.1 million. No principal amount was outstanding under the Credit Facility as of September 30, 2006 and no amounts were drawn by the Company from October 1, 2006 through November 7, 2006.
On November 8, 2006, the Company amended the Credit Facility. See Note 8 for additional information.
Term Loan
In connection with the acquisition of 321 North Clark, on April 24, 2006, the subsidiary of the Operating Partnership that acquired 321 North Clark entered into a term loan agreement with KeyBank to provide bridge financing in the principal amount of $165.0 million. On August 2, 2006, the Company paid this loan in full with proceeds received from the Company’s credit agreement with HSH Nordbank, which is described below, and terminated the term loan agreement.
Debt Secured by Investment Property
In connection with the acquisition of Airport Corporate Center, on January 31, 2006 the Company assumed a mortgage loan with Wells Fargo Bank, N.A., as trustee for the registered holders of certain commercial mortgage pass-through certificates, in the principal amount of $91.0 million. The loan bears interest at a fixed rate of 4.775% per annum, is payable on March 11, 2009 and is secured by Airport Corporate Center. The mortgage agreement contains customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. The Company executed a customary recourse carve-out guaranty of certain obligations under the mortgage agreement and the other loan documents. At the date of acquisition, management estimated the fair value of the assumed mortgage note payable to be approximately $88.5 million, which included a premium of approximately $2.5 million. This premium is being amortized over the life of the mortgage note payable and the amortization is included in interest expense in the accompanying consolidated condensed statements of operations.
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
On August 1, 2006, certain of the Company’s subsidiaries entered into a credit agreement with HSH Nordbank, as administrative agent for itself and the other lenders named in the credit agreement, which provides a secured credit facility in the maximum principal amount of $500.0 million, subject to certain borrowing limitations (the “HSH Facility”). The total borrowing capacity under this credit facility will be based upon a percentage of the appraised values of the properties that the Operating Partnership selects to serve as collateral. On August 1, 2006, the borrowers under the loan documents borrowed approximately $185.0 million under the HSH Facility to repay amounts owed under the Operating Partnership’s then-existing term loan and the Credit Facility, and to pay certain fees and expenses related to the HSH Facility. The loans under the HSH Facility are secured initially by mortgages or deeds of trust and related assignments and security interests on three properties: 321 North Clark in Chicago, Illinois, Citymark in Dallas, Texas and 1900 and 2000 Alameda in San Mateo, California. The subsidiaries of the Operating Partnership that own such properties are the borrowers under the loan documents. In the future, the Operating Partnership may, at its election, pledge newly acquired properties as security under the HSH Facility for additional borrowings.
The initial $185.0 million borrowing has a term of ten years and bears interest at a variable rate, as described below. The effective fixed interest rate on such borrowing is 5.8575% as a result of the Company’s interest rate swap agreement entered into with HSH Nordbank. See Note 7 for additional information. Future borrowings under the HSH Facility must be drawn, if at all, between August 1, 2006 and July 31, 2009, and undrawn amounts will be subject to an unused facility fee of 0.15% per annum on the average daily outstanding undrawn loan amount during this period. For amounts drawn on the HSH Facility after August 1, 2006, the Operating Partnership may select terms of five, seven or 10 years for the applicable borrowings. The outstanding balance of these loans will bear interest at a rate equal to: one-month LIBOR, plus an applicable margin of (1) 0.40% for amounts funded before August 1, 2007 that have 10-year terms, and (2) 0.45% for all other borrowings and maturities. The Operating Partnership is required to purchase interest rate protection prior to borrowing any additional amounts under this facility, the effect of which is to secure it against fluctuations of LIBOR. The loans made under the HSH Facility allow for prepayment, in whole or in part, subject to certain prepayment fees and breakage costs.
In connection with the closing of the HSH Facility, the Operating Partnership provided customary non-recourse carve-out guarantees. Hines REIT also made certain limited guarantees with respect to the payment and performance of (1) specified tenant improvement and leasing commission obligations in the event the properties securing the loan fail to meet certain occupancy requirements and (2) specified major capital repairs with respect to the properties securing the loans.
The HSH Facility provides that an event of default will exist under the agreement if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The HSH Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios.
5. Dividends
In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, the Company must pay dividends to its shareholders each taxable year equal to at least 90% of its net ordinary taxable income. The Company intends to continue to declare dividends to shareholders as of daily record dates and aggregate and pay such dividends quarterly.
From November 23, 2004 through June 30, 2006, the Company’s board of directors declared dividends equal to $0.00164384 per share, per day. Additionally, the board of directors has declared dividends equal to $0.00170959 per share, per day for the period from July 1, 2006 through November 30, 2006. Through September 30, 2006, the Company has paid or declared dividends as follows:

Dividends For the Quarter Ended	Date Paid	Total Dividends
September 30, 2006	October 13, 2006	$8,754,430
June 30, 2006	July 14, 2006	$6,144,848
March 31, 2006	April 13, 2006	$3,987,267
December 31, 2005	January 13, 2006	$3,001,754
September 30, 2005	October 14, 2005	$2,008,861
June 30, 2005	July 15, 2005	$1,091,813
March 31, 2005	April 7, 2005	$534,652
December 31, 2004(1)	January 14, 2005	$99,149

(1)	The Company commenced operations on November 23, 2004. Dividends for the quarter ended December 31, 2004 were declared for the period from November 23, 2004 through December 31, 2004.
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
Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The Advisor earned cash acquisition fees totaling approximately $561,000 and $3.1 million for the quarter and nine months ended September 30, 2006, respectively, which have been recorded as an expense in the accompanying consolidated condensed statements of operations. The Advisor earned cash acquisition fees totaling approximately $338,000 and $1.2 million for the quarter and nine months ended September 30, 2005, respectively, which have been recorded as an expense in the accompanying consolidated condensed statements of operations. See discussion of the Participation Interest below.
Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The Advisor earned cash asset management fees totaling approximately $882,000 and $2.1 million during the quarter and nine months ended September 30, 2006, respectively, which have been recorded as an expense in the accompanying consolidated condensed statements of operations. The Advisor earned cash asset management fees totaling approximately $255,000 and $490,000 during the quarter and nine months ended September 30, 2005, respectively, which have been recorded as an expense in the accompanying consolidated condensed statements of operations. See discussion of the Participation Interest below.
Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company reimburses the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. As of September 30, 2006 and December 31, 2005, the Advisor had advanced to or paid on behalf of the Company approximately $4.8 million and $3.2 million, respectively, to fund certain costs incurred by the Company. During the year ended December 31, 2005, the Advisor forgave approximately $1.7 million related to amounts previously advanced to the Company to cover certain general and administrative expenses. This transaction is included as a reduction in related party payable in the accompanying balance sheets as of September 30, 2006 and December 31, 2005. The remaining balance due to the Advisor of approximately $1.4 million and $1.0 million as of September 30, 2006 and December 31, 2005, respectively, net of repayments of approximately $1.7 million and $375,000, respectively, is included in due to affiliates in the accompanying unaudited consolidated condensed balance sheet. Management expects that these amounts will be repaid out of future operating cash flow.

Dealer Manager Agreements
The Company has retained HRES, an affiliate of the Advisor, to serve as dealer manager for the Initial Offering and the Current Offering. The dealer manager agreement related to the Initial Offering provided that HRES would earn selling commissions equal to 6.0% of the gross proceeds from sales of common stock sold in the Company’s primary offering and 4.0% of gross proceeds from the sale of shares issued pursuant the Company’s dividend reinvestment plan, all of which was reallowed to participating broker dealers. On May 30, 2006, the Company executed a separate dealer manager agreement for the Current Offering providing that HRES will earn selling commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which is reallowed to participating broker dealers, and will earn no selling commissions related to shares issued pursuant to the dividend reinvestment plan. Both agreements also provide that HRES will earn a dealer manager fee equal to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which may be reallowed to participating broker dealers. HRES earned selling commissions of approximately $4.3 million and $20.5 million and earned dealer manager fees of approximately $1.4 million and $7.9 million for the quarter and nine months ended September 30, 2006, respectively, which have been offset against additional paid-in capital in the accompanying consolidated condensed statement of shareholders’ equity. HRES earned selling commissions of approximately $2.9 million and $7.1 million and earned dealer manager fees of approximately $1.4 million and $3.1 million for the quarter and nine months ended September 30, 2005, respectively, which have been offset against additional paid-in capital in the accompanying consolidated condensed statement of shareholders’ equity.
Property Management and Leasing Agreements
The Company is party to agreements with Hines under which Hines manages the leasing and operations of properties in which the Company directly invests. As compensation for its services, Hines receives the following:
•	A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. The Company incurred property management fees of approximately $472,000 and $1.1 million for the quarter and nine months ended September 30, 2006, respectively. As of September 30, 2006 and December 31, 2005, the Company had a liability for incurred and unpaid property management fees of approximately $98,000 and $31,000, respectively, which has been included in due to affiliates in the accompanying consolidated condensed balance sheets. The Company incurred property management fees of approximately $57,000 and $59,000 for the quarter and nine months ended September 30, 2005, respectively.

•	A leasing fee of 1.5% of gross revenues payable over the term of each executed lease, including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. The Company incurred leasing commissions of approximately $6,100 and $28,000 for the quarter and nine months ended September 30, 2006, respectively, all of which were paid to Hines prior to September 30, 2006. In addition, the Company had an outstanding liability as of September 30, 2006 of approximately $86,000 related to leasing commissions payable to Hines that were assumed upon acquisition of 321 North Clark. The Company incurred no leasing, construction management or redevelopment fees during the quarter or nine months ended September 30, 2005.

•	The Company reimburses Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. The Company incurred reimbursable expenses of approximately $734,000 and $2.5 million for the quarter and nine months ended September 30, 2006. These amounts, net of payments, resulted in liabilities of approximately $399,000 and $100,000 as of September 30, 2006 and December 31, 2005, respectively, which have been included in the accompanying consolidated condensed balance sheets. The Company incurred reimbursable expenses of approximately $171,000 and $173,000 for the quarter and nine months ended September 30, 2005.

The Participation Interest
Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.43% and 1.23% as of September 30, 2006 and December 31, 2005, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.
As the percentage of the Participation Interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled approximately $8.2 million and $3.0 million as of September 30, 2006 and December 31, 2005, respectively, and is included in participation interest liability in the accompanying consolidated condensed balance sheets. The related expense of approximately $1.4 million and $5.2 million for the quarter and nine months ended September 30, 2006, respectively, is included in asset management and acquisition fees in the accompanying consolidated condensed statements of operations. The related expense of approximately $593,000 and $1.7 million for the quarter and nine months ended September 30, 2005, respectively, is included in asset management and acquisition fees in the accompanying consolidated condensed statements of operations.
7. Commitments and Contingencies
On June 5, 2006, the Company entered into a forward interest rate swap transaction with HSH Nordbank with a notional amount of $185.0 million. The transaction, which became effective August 1, 2006 for a 10-year term, was entered into as an economic hedge against the variability of future interest rates on variable interest rate debt. Under the agreement, the Company will pay a fixed rate of 5.8575% in exchange for receiving floating rate payments based on one-month LIBOR. See Note 4 for additional information.
8. Subsequent Events
On October 2, 2006, an indirect subsidiary of the Core Fund acquired Warner Center, an office property located in Woodland Hills, California. The contract purchase price for Warner Center was approximately $311.0 million, exclusive of transaction costs, financing fees and working capital reserves. The acquisition was funded with borrowings under a revolving credit facility and with mortgage financing obtained from Bank of America, N.A. in the amount of $174.0 million. The property consists of four five-story office buildings, one three-story office building and two parking structures that were constructed between 2001 and 2005, which contain an aggregate of 808,274 square feet of rentable area.
On October 10, 2006, the Company redeemed approximately 86,000 of its common shares for approximately $808,000 pursuant to the Company’s share redemption plan.
On October 31, 2006, an indirect subsidiary of the Core Fund entered into a contract to acquire Riverfront Plaza, an office property located at 901 and 951 East Byrd Street in downtown Richmond, Virginia. The contract purchase price for Riverfront Plaza is expected to be approximately $277.5 million, exclusive of transaction costs, financing fees and working capital reserves. The Core Fund expects to fund its acquisition of Riverfront Plaza using borrowings by its subsidiary under its revolving credit facility and mortgage financing obtained in connection with the acquisition. Riverfront Plaza consists of two 21-story office buildings constructed in 1990. The buildings contain approximately 949,498 square feet of rentable area and are approximately 98% leased.
On November 1, 2006, the Company made an approximate $50.0 million capital contribution to the Core Fund. After this investment, the Company owned an approximate 32.8% non-managing general partnership interest in the Core Fund.
On November 1, 2006, the Company entered into a contract to acquire 3400 Data Drive, an office property in Rancho Cordova, California. The contract purchase price for 3400 Data Drive is expected to be $33 million, exclusive of transaction costs, financing fees and working capital reserves. The Company anticipates that it will fund the acquisition using proceeds from its current public offering. 3400 Data Drive is a three-story office building constructed in 1990. The property contains approximately 149,703 square feet of rentable area and is 100% leased.

On November 8, 2006, the Company amended the Credit Facility. Among other things, the amendment reduced the spread over the variable LIBOR-based rates at certain borrowing levels, increased the borrowing capacity from $140.0 million to $250.0 million and provides the Company the option to the increase the maximum borrowing capacity to $350.0 million. This amendment also extended the maturity date of borrowings under the facility from September 2008 to October 2009, subject to extension at the Company’s election for two successive periods of one year each, subject to certain conditions.
Current Public Offering
From October 1 through November 7, 2006, the Company received gross offering proceeds of approximately $74.0 million from the sale of 7,163,280 common shares, including approximately $5.5 million relating to 555,043 shares sold under the dividend reinvestment plan. As of November 7, 2006, approximately $1,867.7 million in common shares remained available for sale pursuant to the Current Offering, exclusive of approximately $190.7 million in common shares available under the dividend reinvestment plan.

Item 2A. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements concerning future financial performance and dividends, future debt and financing levels, acquisitions and investment objectives, payments to our advisor, Hines Advisors Limited Partnership (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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
Executive Summary
Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning real estate and interests in real estate. We have invested and continue to invest in real estate to satisfy our primary investment objectives of preserving invested capital, paying regular cash dividends and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership, or indirectly through other entities, such as through our investment in the Core Fund. As of September 30, 2006, we had direct and indirect interests in 18 office properties located in 12 cities in the United States. In addition, we may make other real estate investments, including in properties outside the United States, non-office properties, mortgage loans and ground leases. We principally target office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties that offer diversity by location, lease expirations and tenant industries.
To generate capital for these investments, we sold shares to the public through our initial public offering (the “Initial Offering”), which commenced in June 2004 and terminated on June 18, 2006, and we continue to sell common shares through our follow-on public offering of a maximum of $2.2 billion in common shares (the “Current

Offering”). We commenced the Current Offering on June 19, 2006, and we intend to continue raising significant amounts of capital through the Current Offering and potential follow-on offerings, as well as through debt financings.
The following table provides summary information regarding the properties in which we owned interests as of September 30, 2006:

		Leasable	Percent	Ownership by
Property	Market	Square Feet	Leased	the Company(1)
Direct Investments:
Citymark	Dallas, Texas	218,096	100%	100.00%
1515 S Street	Sacramento, California	348,881	100%	100.00%
1900 and 2000 Alameda	San Mateo, California	253,377	76%	100.00%
Airport Corporate Center	Miami, Florida	1,018,477	94%	100.00%
321 North Clark	Chicago, Illinois	885,664	94%	100.00%

Total for Direct Investments		2,724,495	94%

Indirect Investments:
Three First National Plaza	Chicago, Illinois	1,419,010	92%	23.17%
333 West Wacker	Chicago, Illinois	843,023	91%	23.11%
425 Lexington Avenue	New York, New York	700,034	100%	12.78%
499 Park Avenue	New York, New York	288,184	95%	12.78%
600 Lexington Avenue	New York, New York	280,956	100%	12.78%
1200 19th Street	Washington D.C.	235,404	100%	12.78%
One Shell Plaza	Houston, Texas	1,227,889	96%	14.48%
Two Shell Plaza	Houston, Texas	566,202	94%	14.48%
The KPMG Building	San Francisco, California	379,328	96%	28.96%
101 Second Street	San Francisco, California	388,370	99%	28.96%
525 B Street	San Diego, California	447,159	89%	28.96%
720 Olive Way	Seattle, Washington	300,710	82%	23.11%
One Atlantic Center	Atlanta, Georgia	1,100,808	81%	28.96%

Total for Indirect Investments		8,177,077	92%

(1)	This percentage shows the effective ownership by the Operating Partnership in the properties listed. As of September 30, 2006, Hines REIT owned a 96.77% interest in the Operating Partnership and was its sole general partner. Affiliates of Hines owned the remaining 3.23% interest in the Operating Partnership. Real estate investments owned 100% by the Operating Partnership are referred to as “direct investments.” We own interests in the properties shown as “indirect investments” through our interest in the Core Fund, in which we owned an approximate 31.5% non-managing general partner interest as of September 30, 2006. The Core Fund does not own 100% of these buildings; its ownership interests in its buildings ranged from 40.6% to 93.0% as of September 30, 2006.
In addition, on October 2, 2006, we acquired an indirect interest in Warner Center, an office property located in Woodland Hills, California, as a result of our investment in the Core Fund. On November 1, 2006, we made an approximate $50.0 million capital contribution to the Core Fund. See “—Subsequent Events” for additional information.
To date we have invested in institutional-quality office properties in the United States. These types of properties continue to attract significant capital, and competition to acquire such assets remains intense. However, we intend to continue to pursue institutional-quality office properties and other real estate investments that we believe will satisfy our long-term primary objectives of preserving invested capital and achieving modest capital appreciation over the long term, in addition to providing regular cash dividends to our shareholders.

We expect to continue to focus primarily on investments in institutional-quality office properties located in the United States (whether as direct investments or as indirect investments through the Core Fund); however, we are expanding our focus to include other real estate investments. Such other investments may include investments outside of the United States, investments in non-office properties and non-core or development investments. Additionally, we may invest through joint ventures, including with institutional investors and/or entities affiliated with Hines.
Financial Condition, Liquidity and Capital Resources
General
Since our formation, our principal cash requirements have been for property acquisitions, property-level operating expenses, capital improvements, debt service, organizational and offering expenses, corporate-level general and administrative expenses and dividends. We have four primary sources of capital for meeting our cash requirements:
•	proceeds from our public offerings, including our dividend reinvestment plan;

•	debt financings, including secured or unsecured facilities;

•	cash flow generated by our real estate investments and operations; and

•	advances from affiliates.
For the nine months ended September 30, 2006, our cash needs for acquisitions have been met primarily by proceeds from our public equity offerings and debt financing. Operating cash needs have been met through cash flow generated by our properties and investments, as well as advances from affiliates. We believe that our current capital resources and cash flow from operations are sufficient to meet our liquidity needs for the foreseeable future.
We raised significant funds from our public offerings during the first nine months of 2006, and we expect to continue to raise significant funds from our Current Offering. We intend to continue making real estate investments with these funds and funds available to us under our credit facilities and permanent debt. We also intend to continue to pay dividends to our shareholders on a quarterly basis. As noted above, we are currently looking for investment opportunities in an intensely competitive environment, and acquisitions in such an environment may put downward pressure on our dividend payments as a result of potentially lower yields on new investments. Additionally, we have experienced, and expect to continue to experience, delays between raising capital and acquiring real estate investments. We temporarily invest unused proceeds from our public offering in investments that typically yield lower returns when compared to our real estate investments. We may need to use short-term borrowings or advances from affiliates in order to maintain our current per share dividend levels in future periods. However, we will continue to make investment and financing decisions, and decisions regarding dividend payments, with a long-term view. We will also continually monitor our cash flow and market conditions when making such decisions. In this environment, we may decide to lower our per share dividend amount rather than take actions we believe may compromise our long-term objectives.
Cash Flows from Operating Activities
Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by debt service, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees and property taxes. Additionally, we have incurred corporate-level debt service, general and administrative expenses, asset management and acquisition fees. During the nine months ended September 30, 2006 and 2005, net cash flow provided by (used in) operating activities was approximately $4.2 million and ($1.8) million, respectively. The increase compared to the corresponding prior-year period is primarily attributable to:

•	a full nine-month period of operations for each of 1900 and 2000 Alameda and Citymark, which were acquired in June and August 2005, respectively;

•	cash flow from 1515 S Street, Airport Corporate Center and 321 North Clark, all of which were acquired after September 30, 2005;
Cash Flows from Investing Activities
On January 31, 2006, we acquired Airport Corporate Center, a 45-acre office park located in the Airport West/Doral submarket of Miami, Florida. On April 24, 2006, we acquired 321 North Clark, an office building located in the central business district of Chicago, Illinois. We did not acquire any direct real estate investments during the quarter ended September 30, 2006.
During the nine months ended September 30, 2006, we made capital contributions to the Core Fund totaling $102.4 million. During the quarter ended September 30, 2006, we made capital contributions to the Core Fund totaling $51.7 million. As of September 30, 2006, we owned an approximate $230.6 million investment in the Core Fund representing an approximate 31.5% non-managing general partner interest, an increase of 5.3% over the approximate 26.2% interest we owned at December 31, 2005.
During the nine months ended September 30, 2006 and 2005, we received distributions related to our interest in the Core Fund of approximately $10.0 million and $2.8 million, respectively. The increase in distributions relate to the additional capital contributions we made to the Core Fund since September 30, 2005 as well as the increased cash flow at the Core Fund due to the three properties it acquired since September 30, 2005.
During the nine months ended September 30, 2006, we had increases in restricted cash of approximately $4.3 million related to certain escrows required by our mortgage agreement for Airport Corporate Center.
Cash Flows from Financing Activities
Equity Offerings
We offer shares of our common stock for sale to the public, which provides us with the ability to raise capital on a continual basis. The Initial Offering commenced on June 18, 2004 and terminated on June 18, 2006. On June 19, 2006, we commenced our Current Offering, pursuant to which we are offering a maximum of $2.2 billion in common shares.
For the nine months ended September 30, 2006, we sold approximately 36.7 million shares of our common stock for aggregate gross proceeds of approximately $366.9 million, including approximately $8.0 million relating to approximately 829,000 shares issued under our dividend reinvestment plan. From inception through September 30, 2006, we sold approximately 59.7 million shares of our common stock for aggregate gross proceeds of approximately $595.2 million, including approximately $10.1 million relating to approximately 1.1 million shares issued under our dividend reinvestment plan. After payment of sales commissions, dealer manager fees and reimbursements of organizational and offering costs to our Advisor, aggregate net offering proceeds available to make real estate investments and pay expenses and fees related to such investments were approximately $534.0 million.
As of November 7, 2006, we have sold approximately 66.9 million shares of our common stock for aggregate gross proceeds of approximately $669.2 million.
Payment of Offering and Other Costs and Expenses
In addition to making investments in accordance with our investment objectives, we use our capital resources to pay Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”), our Advisor, Hines and their affiliates for services they provide to us during the various phases of our organization and operation. During the offering stage, we pay the Dealer Manager selling commissions and dealer manager fees, and we reimburse the Advisor for organizational and offering costs. The amount of organizational and offering costs, commissions and dealer manager fees we paid during the nine months ended September 30, 2006 increased, as compared to such periods in 2005, as a result of our raising more capital through public offerings during 2006.
For the nine months ended September 30, 2006 and 2005, we paid selling commissions of approximately $20.2 million and $6.9 million, respectively, and we paid dealer manager fees of approximately $8.2 million and $2.9 million, respectively.
During the nine months ended September 30, 2006, the Advisor incurred organizational and internal offering costs related to the Current Offering totaling approximately $2.1 million and third-party offering costs of approximately $3.9 million. We made payments totaling $1.3 million to our Advisor for reimbursement of Current Offering organizational and offering costs as of September 30, 2006. See “Critical Accounting Policies — Organizational and Offering Costs” below for additional information.
During the nine months ended September 30, 2006 and 2005, the Advisor incurred organizational and internal offering costs related to the Initial Offering totaling approximately $3.0 million and $4.3 million, respectively, and third-party offering costs of approximately $3.6 million and $4.5 million, respectively. During the nine months ended September 30, 2006 and 2005, we made payments totaling $10.0 million and $4.5 million, respectively, to our Advisor for reimbursement of Initial Offering organizational and offering costs.
Debt Financings
We use debt financing from time to time for acquisitions and investments as well as for property improvements, tenant improvements and other working capital needs. We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate, depending on market conditions and other factors.
Subject to market conditions and other factors we may consider, we expect that our debt financing will generally be in the range of approximately 40-60% of management’s estimate of the aggregate value of our real estate investments. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, however, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In addition, depending on market conditions and other factors, we may choose not to use debt financing for our operations or to acquire properties. As of September 30, 2006 and December 31, 2005, our debt financing was approximately 55% and 48%, respectively, of the aggregate value of our real estate investments (including our pro rata share of the Core Fund’s real estate assets and related debt). The increase from December 31, 2005 is primarily attributable to additional investments in the Core Fund, which has a higher debt-to-value ratio and increased debt put in place to fund the acquisition of our additional direct investments.
     Our Revolving Credit Facility
We have a credit agreement with KeyBank National Association (“KeyBank”), as administrative agent for itself and the other lenders named in the credit agreement, which provides a revolving credit facility (the “Credit Facility”) with maximum aggregate borrowing capacity of $140.0 million. The Credit Facility provides that we may increase the amount of the Credit Facility to $250.0 million upon written notice prior to March 9, 2007. As of December 31, 2005, the principal amount due under the Credit Facility was $74.9 million. During the nine months ended September 30, 2006, we incurred borrowings of $65.0 million under the Credit Facility to complete the acquisition of Airport Corporate Center, $73.5 million to complete the acquisition of 321 North Clark and $96.7 million to fund capital contributions to the Core Fund. During the nine months ended September 30, 2006, we used proceeds from our public offerings, proceeds from a mortgage loan secured by 1515 S Street and proceeds from a credit facility with HSH Nordbank (see below) to make repayments under the Credit Facility totaling $310.1 million. No principal amount was outstanding under this facility as of September 30, 2006, and we did not make any borrowings under this facility from October 1, 2006 through November 7, 2006.
On November 8, 2006, we amended the Credit Facility. See “—Subsequent Events” for additional information.

      Our Term Loan
In connection with our acquisition of 321 North Clark, on April 24, 2006, we entered into a term loan agreement with KeyBank to provide bridge financing in the principal amount of $165.0 million. The loan had an original term of 120 days, was scheduled to mature on August 22, 2006 and was secured by our equity interests in entities that directly or indirectly hold certain real property assets. The loan had an outstanding balance of $142.0 million and bore interest at a rate of 6.33% as of June 30, 2006. On August 2, 2006, we repaid the loan in full with proceeds from a credit facility we entered into with HSH Nordbank, which is discussed below.
     Debt Secured by our Properties
In connection with our acquisition of Airport Corporate Center, on January 31, 2006 we assumed a mortgage loan with Wells Fargo Bank, N.A., as trustee for the registered holders of certain commercial mortgage pass-through certificates, in the principal amount of $91.0 million. The loan bears interest at a fixed rate of 4.775% per annum, matures and becomes payable on March 11, 2009 and is secured by Airport Corporate Center.
On April 18, 2006, we entered into a mortgage agreement with Metropolitan Life Insurance Company in the principal amount of $45.0 million. The loan bears interest at 5.68% per annum, matures and becomes payable on May 1, 2011 and is secured by 1515 S Street.
On August 1, 2006, we entered into a credit agreement with HSH Nordbank AG, New York Branch (“HSH Nordbank”) providing for a secured credit facility in the maximum principal amount of $500.0 million (the “HSH Facility”), subject to certain borrowing limitations. The total borrowing capacity under the HSH Facility is based upon a percentage of the appraised values of the properties that we select to serve as collateral under this facility, subject to certain debt service coverage limitations. On August 1, 2006, we borrowed approximately $185.0 million under the HSH Facility to repay amounts owed under our existing term loan and the Credit Facility and to pay certain fees and expenses related to the facility. Currently outstanding loans under the HSH Facility are secured by three properties: 321 North Clark, Citymark and 1900 and 2000 Alameda. The subsidiaries of the Operating Partnership that own these properties are the borrowers under the loan documents. In the future, we may, at our election, pledge newly acquired properties as security for additional borrowings.
The initial $185.0 million borrowing under the HSH Facility has a term of ten years and bears interest at a variable rate, as described below. The effective fixed interest rate on such borrowing is 5.8575% as a result of an interest rate swap agreement we have with HSH Nordbank. Future borrowings under the HSH Facility must be drawn, if at all, between August 1, 2006 and July 31, 2009, and undrawn amounts will be subject to an unused facility fee of 0.15% per annum on the average daily outstanding undrawn loan amount during this period. For amounts drawn under the HSH Facility after August 1, 2006, we may select terms of five, seven or ten years for the applicable borrowings. The outstanding balance of these loans will bear interest at a rate equal to one-month LIBOR plus an applicable margin of (i) 0.40% for borrowings before August 1, 2007 that have ten-year terms, and (ii) 0.45% for all other borrowings and maturities. We are required to purchase interest rate protection prior to borrowing any additional amounts under the HSH Facility to secure us against fluctuations of LIBOR. Loans under the HSH Facility may be prepaid in whole or in part, subject to the payment of certain prepayment fees and breakage costs.
The Operating Partnership provides customary non-recourse carve-out guarantees under the HSH Facility, and Hines REIT also made limited guarantees with respect to the payment and performance of (i) certain tenant improvement and leasing commission obligations in the event the properties securing the loan fail to meet certain occupancy requirements and (ii) certain major capital repairs with respect to the properties securing the loans.
The HSH Facility provides that an event of default will exist if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The HSH Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios.

Advances from affiliates
Certain costs and expenses associated with our organization and public offerings have been paid by our Advisor on our behalf. Pursuant to an advisory agreement between us and our Advisor during the Initial Offering, we were obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred related to the Initial Offering or 3.0% of the gross proceeds raised from the Initial Offering. As a result of our current advisory agreement with the Advisor, we are required to reimburse the Advisor for organizational and offering costs associated with our Current Offering, provided that our Advisor or its affiliates will be responsible to pay all organization and offering costs to the extent such costs, together with selling commissions and the dealer manager fee, exceed 15% of the gross proceeds raised in the Current Offering. See “ — Uses of Funds — Payment of offering costs and other expenses” below for a discussion of these advances and our repayment of the same.
Our Advisor has also advanced funds to us to allow us to pay certain of our corporate-level operating expenses. During 2005, our Advisor forgave approximately $1.7 million of amounts previously advanced to us to pay these expenses. Our Advisor made no advances to us for the quarter ended September 30, 2006 related to such expenses. For the quarter ended September 30, 2005, our Advisor advanced funds to us in the amount of approximately $599,000 related to the payment of such expenses. For the nine months ended September 30, 2006 and 2005, our Advisor advanced funds to us in the amount of approximately $1.7 million and $1.7 million, respectively.
As of September 30, 2006, and December 31, 2005 (after taking into account our Advisor’s forgiveness referred to above), we owed our Advisor approximately $1.4 million and $1.0 million, respectively, net of repayments of approximately $1.7 million and $375,000, respectively, for these advances. To the extent that our operating expenses in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of Net Income (as defined in our Articles of Incorporation), our Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold, unless our independent directors determine that such excess was justified. For the four-quarter period ending on September 30, 2006, we did not exceed this limitation.
Dividends
To meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986, as amended, we must pay dividends to our shareholders each taxable year in an amount equal to at least 90% of our net ordinary taxable income. We intend to continue to declare dividends to shareholders as of daily record dates and aggregate and pay such dividends quarterly.
From November 23, 2004 through June 30, 2006, our board of directors declared dividends equal to $0.00164384 per share, per day. Additionally, our board of directors declared dividends equal to $0.00170959 per share, per day for the period from July 1, 2006 through November 30, 2006. The dividends declared were set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends.

Aggregate distributions payable to our shareholders and minority interest holders related to the nine months ended September 30, 2006 were approximately $19.7 million. Our two primary sources of funding for our distributions are distributions from the Core Fund and cash flows from operating activities. When analyzing the amount of cash flow available to pay distributions, we also consider the impact of certain other factors, including our practice of using offering proceeds or related acquisition indebtedness to fund acquisition fees and other acquisition-related cash flows. The following table summarizes the primary sources and other factors we considered in our analysis of cash flows available to fund distributions to shareholders and minority interest holders (amounts are for the nine-month period ended September 30, 2006 and are approximate):

Distributions from the Core Fund(1)	$11,211,000
Cash flows from operating activities	$4,162,000
Acquisition fees (previously deducted from cash flows from operating activities)(2)	$3,334,000
Acquisition-related items (previously deducted from cash flows from operating activities)(3)	$5,004,000

(1)	Cash distributions earned during the nine months ended September 30, 2006 related to our investment in the Core Fund.

(2)	Acquisition fees paid to our Advisor reduce cash flows from operating activities in our consolidated statements of cash flows. However, we fund such payments with offering proceeds and related acquisition indebtedness as such payments are transaction costs associated with our acquisitions of real estate investments. As a result, we considered the payment of acquisition fees in our analysis of cash flow available to pay distributions.

(3)	Acquisition-related items include cash payments to settle net liabilities assumed upon acquisition of properties. These payments reduce cash flows from operating activities in our consolidated statements of cash flows. However, we consider these payments to be related to the acquisition, as opposed to the operations, of these properties, and we fund such payments with offering proceeds and acquisition-related indebtedness. As a result, we considered the payment of these items in our analysis of cash flow available to pay distributions. For the nine months ended September 30, 2006, these amounts consisted primarily of property tax liabilities assumed upon the acquisition of 321 North Clark.
Additionally, we typically use cash flows from financing activities, rather than operating cash flows, to pay for deferred leasing costs, such as tenant incentive payments, leasing commissions and tenant improvements. For the nine months ended September 30, 2006, we paid approximately $1,039,000 for deferred leasing costs, which were reflected as a reduction of cash flows from operating activities in our unaudited consolidated condensed statements of cash flows included elsewhere in this Form 10-Q.
From our inception to December 31, 2005, we funded distributions payable to shareholders and minority interests in the aggregate amount of approximately $7.6 million with distributions we earned related to our investment in the Core Fund of approximately $8.9 million, partially offset by net cash flow used in operating activities of approximately $3.0 million, adjusted for approximately $2.0 million of cash acquisition fees paid to our Advisor, which were funded out of net offering proceeds, as opposed to being funded from our operations.
In our initial quarters of operations, such sources were insufficient to fund our distributions to shareholders and minority interests and to repay advances from our Advisor or its affiliates. As a result, in order to cover the shortfall in such quarters, we deferred reimbursement to our Advisor for advances made to us to pay certain of our corporate-level general and administrative expenses. As of September 30, 2006, we owed our Advisor approximately $1.4 million related to such advances, after taking into account our Advisor’s forgiveness of approximately $1.7 million of advances in 2005. We are obligated to pay this amount to the Advisor in the future upon demand, and the payment of this liability may impact our ability to pay future distributions. Our Advisor is not obligated to either advance funds for the payment of our general and administrative expenses or defer reimbursements of such advances in future periods. Our Advisor’s refusal to continue advancing funds for the payment of our general and administrative expenses and/or deferring reimbursements of such advances could have an adverse impact on our ability to pay dividends to our shareholders in future periods.
As noted above in “—General”, we are currently making real estate investments in an intensely competitive environment. Significant U.S. and foreign investment capital continues to flow into real estate capital markets, creating increased competition for acquisitions and continued upward pressure on prices of real estate investments, including high-quality office properties. Should this trend continue, which we expect it may, it will likely cause downward pressure on rates of return from our future real estate investments, and consequently, could cause downward pressure on the dividends payable to our shareholders.
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
Results of Operations
As of September 30, 2005, we had invested $109.9 million in the Core Fund and owned two office properties directly acquired in June 2005 and August 2005 with an aggregate acquisition cost of approximately $87.6 million. Accordingly, our results of operations for the nine months ended September 30, 2005 consisted primarily of organizational and offering expenses, general and administrative expenses and equity in earnings of the Core Fund. As of September 30, 2005, the Core Fund owned interests in ten office properties.
From September 30, 2005 to September 30, 2006, we acquired direct interests in three additional office properties and invested an additional $120.7 million in the Core Fund. Also, the Core Fund acquired interests in three additional office properties during this period.
As a result of the significant new investments made between September 30, 2005 and September 30, 2006, as well as operating our direct properties owned on September 30, 2005 for the entire period, our results of operations for the quarter and nine months ended September 30, 2006 and 2005 are not directly comparable. Increases in operating revenues and expenses as well as distributions from the Core Fund as discussed below are primarily attributable to our direct and indirect real estate acquisitions after September 30, 2005 as well as the operation of existing properties for the full period.
Our results of operations are also not indicative of what we expect our results of operations will be in future periods as we expect that our operating revenues and expenses and distributions from the Core Fund will continue to increase as a result of (i) owning the real estate investments we acquired during the last 12 months for an entire period, and (ii) our future real estate investments, which we expect to be substantial.
Direct Investments
Rental revenues for the quarters ended September 30, 2006 and 2005 were approximately $18.0 million and $2.0 million, respectively. Property-level expenses, property taxes and property management fees for the quarters ended September 30, 2006 and 2005 were approximately $8.7 million and $1.0 million, respectively. Depreciation and amortization expense for the quarters ended September 30, 2006 and 2005 was approximately $6.5 million and $1.3 million, respectively.
Rental revenues for the nine months ended September 30, 2006 and 2005 were approximately $42.0 million and $2.1 million, respectively. Property-level expenses, property taxes and property management fees for the nine months ended September 30, 2006 and 2005 were approximately $20.1 million and $1.1 million, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 was approximately $15.3 million and $1.3 million, respectively.
Our Interest in the Core Fund
As of September 30, 2006, we had invested a total of approximately $230.6 million and owned a 31.5% non-managing general partner interest in the Core Fund, compared to $109.9 million invested as of September 30, 2005, representing a 24.8% interest.
Our equity in losses related to our investment in the Core Fund for the quarters ended September 30, 2006 and 2005 was approximately $926,000 and $76,000, respectively. For the quarters ended September 30, 2006 and 2005, the Core Fund had net losses of approximately $2.9 million and $162,000, respectively, on revenues of approximately $72.2 million and $53.4 million, respectively. The Core Fund’s net losses for the quarters ended September 30, 2006 and 2005 included approximately $23.1 million and $14.9 million, respectively, of non-cash depreciation and amortization expenses.
Our equity in losses related to our investment in the Core Fund for the nine months ended September 30, 2006 and 2005 was approximately $1.8 million and $60,000, respectively. For the nine months ended September 30, 2006 and 2005, the Core Fund had net losses of approximately $5.9 million and $159,000, respectively, on revenues of approximately $192.8 million and $146.9 million, respectively. The Core Fund’s net losses for the nine months ended September 30, 2006 and 2005 included approximately $59.3 million and $41.0 million, respectively, of non-cash depreciation and amortization expenses.
Asset Management and Acquisition Fees
Asset management fees for the quarters ended September 30, 2006 and 2005 were approximately $1.8 million and $510,000, respectively. Asset management fees for the nine months ended September 30, 2006 and 2005 were approximately $4.2 million and $980,000, respectively. Increases in asset management fees reflect that we have a larger portfolio of assets under management. Acquisition fees for the quarters ended September 30, 2006 and 2005 were approximately $1.1 million and $676,000, respectively. Acquisition fees for the nine months ended September 30, 2006 and 2005 were approximately $6.3 million and $2.5 million, respectively. Increases compared to the corresponding prior-year periods are attributable to an increase in investment activity during the applicable period in 2006.
These amounts include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest. See “Note 6 — Related Party Transactions” in our unaudited consolidated condensed financial statements included elsewhere in this Form 10-Q for a description of the Participation Interest.
General, Administrative and Other Expenses
General and administrative expenses for the quarters ended September 30, 2006 and 2005 were approximately $514,000 and $355,000, respectively. General and administrative expenses for the nine months ended September 30, 2006 and 2005 were approximately $2.0 million and $1.7 million, respectively. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. The increase in general and administrative expenses during the quarter and nine months ended September 30, 2006 is primarily due to increased costs of shareholder communications resulting from our ongoing offerings.
As discussed above, during the year ended December 31, 2005, our Advisor forgave approximately $1.7 million of advances to us to cover certain corporate-level general and administrative expenses. After this forgiveness, as of September 30, 2006 and December 31, 2005, we owed approximately $1.4 million and $1.0 million, respectively, to our Advisor for reimbursement of such costs.

Loss on Interest Rate Swap Contract
Changes in fair value of our interest rate swap contract for the quarter and nine months ended September 30, 2006 resulted in losses of approximately $7.8 million and $6.4 million, respectively. These losses are based on the decreases in the fair value of our interest rate swap from June 5, 2006 through September 30, 2006, including fees of approximately $552,000 incurred upon entering into the swap transaction.
Interest Expense
Interest expense for the quarters ended September 30, 2006 and 2005 was approximately $4.9 million and $1.2 million, respectively. Interest expense for the nine months ended September 30, 2006 and 2005 was approximately $12.7 million and $1.2 million, respectively. The increase in interest expenses is primarily due to increased borrowings related to our acquisitions of three directly-owned properties and our additional investments in the Core Fund.
Interest Income
Interest income for the quarters ended September 30, 2006 and 2005 was approximately $351,000 and $20,000, respectively. Interest income for the nine months ended September 30, 2006 and 2005 was approximately $585,000 and $25,000, respectively. The increase in interest income is primarily due to increased cash we held in short-term investments during delays between raising capital and acquiring real estate investments.
Loss Allocated to Minority Interests
As of September 30, 2006 and 2005, Hines REIT owned a 96.77% and a 92.58% interest, respectively, in the Operating Partnership, and affiliates of Hines owned the remaining 3.23% and 7.42% interests, respectively. We allocated losses of approximately $155,000 and income of approximately $454,000 to minority interests for the quarters ended September 30, 2006 and 2005, respectively. We allocated losses of approximately $409,000 and $518,000 to minority interests for the nine months ended September 30, 2006 and 2005, respectively.
Related-Party Transactions and Agreements
We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer-manager fees, asset and property management fees, construction management fees, reimbursement of organizational and offering costs, and reimbursement of certain operating costs. See “Note 6 — Related Party Transactions” in our unaudited consolidated condensed financial statements included elsewhere in this Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Off-Balance Sheet Arrangements
As of September 30, 2006 and December 31, 2005, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Subsequent Events
On October 2, 2006, an indirect subsidiary of the Core Fund acquired Warner Center, an office property located in Woodland Hills, California. The contract purchase price for Warner Center was approximately $311.0 million, exclusive of transaction costs, financing fees and working capital reserves. The acquisition was funded with borrowings under a revolving credit facility and with mortgage financing obtained from Bank of America N.A. in the amount of $174.0 million. The property consists of four five-story office buildings, one three-story office building and two parking structures that were constructed between 2001 and 2005. The buildings contain an aggregate of 808,274 square feet of rentable area and were approximately 98% leased as of the date of acquisition.
On October 10, 2006, we redeemed approximately 86,000 of our common shares for approximately $808,000 pursuant to our share redemption plan.

On October 31, 2006, an indirect subsidiary of the Core Fund entered into a contract to acquire Riverfront Plaza, an office property located at 901 and 951 East Byrd Street in downtown Richmond, Virginia. The contract purchase price for Riverfront Plaza is expected to be approximately $277.5 million, exclusive of transaction costs, financing fees and working capital reserves. The Core Fund expects to fund its acquisition of Riverfront Plaza using borrowings by its subsidiary under its revolving credit facility and mortgage financing obtained in connection with the acquisition. Riverfront Plaza consists of two 21-story office buildings constructed in 1990. The buildings contain approximately 949,498 square feet of rentable area and are approximately 98% leased.
On November 1, 2006, we made a capital contribution to the Core Fund of approximately $50.0 million. After this investment, we owned a 32.8% non-managing general partner interest in the Core Fund.
On November 1, 2006, we entered into a contract to acquire 3400 Data Drive, an office property in Rancho Cordova, California. The contract purchase price for 3400 Data Drive is expected to be $33 million, exclusive of transaction costs, financing fees and working capital reserves. We anticipate that we will fund the acquisition using proceeds from our current public offering. 3400 Data Drive is a three-story office building constructed in 1990. The property contains approximately 149,703 square feet of rentable area and is 100% leased.
On November 8, 2006, we amended the Credit Facility. Among other things, the amendment reduced the spread over the variable LIBOR-based rates at certain borrowing levels, increased the borrowing capacity from $140.0 million to $250.0 million and provides us the option to the increase the maximum borrowing capacity to $350.0 million. This amendment also extended the maturity date of borrowings under the facility from September 2008 to October 2009, subject to extension at our election for two successive periods of one year each, subject to certain conditions.
Current Public Offering
From October 1 through November 7, 2006, we received gross offering proceeds of approximately $74.0 million from the sale of 7,163,280 common shares, including approximately $5.5 million relating to 555,043 shares sold under the dividend reinvestment plan. As of November 7, 2006, approximately $1,867.7 million in common shares remained available for sale pursuant to the Current Offering, exclusive of approximately $190.7 million in common shares available under the dividend reinvestment plan.
Critical Accounting Policies
Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. In addition to the policies set forth below, please see “Note 2 — Summary of Significant Accounting Policies” in our unaudited consolidated condensed financial statements included elsewhere in this Form 10-Q for a description of some of these policies. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates.
Organizational and Offering Costs
Certain organizational and offering costs related to our public offerings have been paid by our Advisor on our behalf. Organizational and offering costs incurred by our Advisor have been analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and those which qualify as offering expenses in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, “Miscellaneous Accounting — Expenses of Offering.” Organizational costs are expensed as incurred in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities.” Offering-related salaries and other general and administrative expenses of the Advisor and its affiliates are expensed as incurred, and third-party offering expenses are taken as a reduction against the net proceeds of the offerings within additional paid-in capital in accordance with SAB Topic 5.A. In addition to the offering costs to be paid to the Advisor, selling commissions and dealer manager fees are paid to our Dealer Manager. Such costs are netted against the net offering proceeds within additional paid-in capital as well.
Pursuant to an advisory agreement we entered into with the Advisor during the Initial Offering, we were obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred or 3.0% of the gross proceeds raised from the Initial Offering. This agreement expired on June 18, 2006. Organizational and offering costs recorded in our financial statements in prior periods were based on estimates of gross proceeds to be raised through the end of the Initial Offering. Such estimates were based on highly subjective factors, including the number of retail broker-dealers signing selling agreements with our Dealer Manager, anticipated market share penetration in the retail broker-dealer network and the Dealer Manager’s best estimate of the growth rate in sales. At each balance sheet date, management reviewed the actual gross offering proceeds raised to date and management’s estimate of future sales of our common shares through the end of the Initial Offering to determine how much of these costs were expected to be reimbursed to the Advisor, then adjusted the accruals of such costs accordingly.
We commenced the Current Offering on June 19, 2006, and on June 26, 2006, we entered into a new advisory agreement with the Advisor (the “Advisory Agreement”). Certain organizational and offering costs associated with the Current Offering have been paid by the Advisor on our behalf. Pursuant to the terms of our current Advisory Agreement, we are obligated to reimburse the Advisor for the actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manger fees, do not exceed 15% of gross proceeds from the Current Offering.
Revenue Recognition and Valuation of Receivables
We are required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays, if any. Revenues relating to lease termination fees are recognized at the time that the tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the lease. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and shareholders’ equity.
Interest rate swap contract
On June 5, 2006, we entered into a forward interest rate swap transaction with HSH Nordbank as an economic hedge against the variability of future interest rates on variable interest rate debt. This agreement has effectively fixed the interest rate for the initial borrowings under the credit facility entered into with HSH Nordbank on August 1, 2006.
We have not designated this contract as a cash flow hedge for accounting purposes. The interest rate swap has been recorded at its estimated fair value in the accompanying consolidated condensed balance sheet as of September 30, 2006. Any changes in the fair value of the interest rate swap have been recorded in the consolidated condensed statements of operations for the quarter and nine months ended September 30, 2006.
We will mark the interest rate swap to its estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in our consolidated condensed statements of operations.
Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest
We outsource management of our operations to the Advisor and certain other affiliates of Hines. Fees related to these services are accounted for based on the nature of the service and the relevant accounting literature. Fees for services performed that represent period costs of the Company are expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor has received a participation interest, which represents a profits interest in the Operating Partnership related to these services. As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment is charged against earnings, and the participation interest will be recorded as a liability until it is repurchased for cash or converted into common shares of the Company. The conversion and redemption features of the participation interest are accounted for in accordance with the guidance in Emerging Issues Task Force publication (“EITF”) 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts.” Redemptions for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability, with any additional amounts recorded as a reduction to equity. Conversions into common shares of the Company will be recorded as an increase to the common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the participation interest will result in a corresponding reduction in the percentage attributable to the participation interest and will have no impact on the calculation of subsequent increases in the participation interest.
Hines may perform construction management services for us for both re-development activities and tenant construction. These fees are considered incremental to the construction effort and will be capitalized as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” These costs will be capitalized to the associated real estate project as incurred. Costs related to tenant construction will be depreciated over the estimated useful life. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project.
Leasing activities are generally performed by Hines on our behalf. Leasing fees are capitalized and amortized over the life of the related lease in accordance with the provisions of SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”
We expense reimbursements to the Advisor or Hines as they become payable.
Item 3A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we are generally exposed to interest rate risk.
We may be exposed to the effects of interest rate changes primarily as a result of variable-rate debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows by considering certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. As of November 7, 2006, we have $185.0 million of debt outstanding under the HSH Facility, and as a result of the interest rate swap agreement entered into with HSH Nordbank, the debt effectively bears interest at a fixed rate of 5.8575%. The HSH Facility provides that we must purchase interest-rate protection for any future borrowings under the facility.
Our variable-interest rate borrowings also include any future borrowings under the Credit Facility. As of September 30, 2006, we had no outstanding borrowings under our the Credit Facility or any other variable interest rate debt, and therefore on such date we were not subject to market interest rate risk on any outstanding borrowings. To the extent we access funds available under our Credit Facility or other variable rate debt in the future, an increase in the variable interest rate on such borrowings constitutes market risk as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to shareholders.

Item 4A. Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Beginning in the fourth quarter of 2006, we initiated the implementation of an upgrade to our financial and accounting systems and the implementation of a new enterprise-wide accounting and lease management system for Hines. We anticipate this implementation will be completed before the end of 2007. This new software, which Hines intends to eventually implement through substantially all of its operations, will affect many aspects of our accounting and financial systems and procedures and will result in a significant change to our internal controls. The implementation of these systems upgrades will likely have a material impact on our internal control over financial reporting, but these upgrades are not being implemented in response to an identified significant control deficiency or material weakness. While we believe that these changes will improve and strengthen our overall system of internal control, there are inherent risks associated with implementing changes of this magnitude. We expect to modify our system of internal control over financial reporting in order to address the impact of these planned systems upgrades, and provide that our controls, as modified, continue to be designed appropriately and operate effectively.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2006, we did not sell any equity securities that were not registered under the Securities Act of 1933.
The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased	Shares that May
	Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares	Paid per Share	Announced Plans	Under the Plans or
Period	Purchased	(or Unit)	or Programs	Programs(1)
July 1, 2006 to July 31, 2006	129,096	9.36	129,096	992,033
August 1, 2006 to August 31, 2006	—	—	—	992,033
September 1 to September 30, 2006	—	—	—	992,033

Total	129,096	9.36	129,096

(1)	During the quarter ended September 30, 2006, the number of shares available for redemption was limited to 5% of our common shares outstanding at the end of 2005. Our board of directors approved a revision to the program, effective January 1, 2007, relating to the number of shares we may redeem. After January 1, 2007, we may redeem shares under the program so long as the total number of shares redeemed during any calendar year does not exceed, as of the date we commit to any redemption, 10% of our shares outstanding as of the same date during the prior calendar year. For the remainder of 2006, we may redeem shares subject to the limitation of 5% of our common shares outstanding at the end of 2005.
Item 6. Exhibits.
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES REAL ESTATE INVESTMENT TRUST, INC.
November 10, 2006	By:	/s/ Charles M. Baughn
Charles M. Baughn
Chief Executive Officer

November 10, 2006	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
3.1
Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the registrant’s Registration Statement on Form S-11, File No. 333-108780, on May 25, 2004 and incorporated herein by reference).

3.2
Second Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 3, 2006 and incorporated herein by reference).

10.1*
Selected Dealer Agreement, dated July 20, 2006, by and among Hines Real Estate Investment Trust, Inc., Hines Real Estate Securities, Inc., Hines Advisors Limited Partnership, Hines Interests Limited Partnership and Ameriprise Financial Services, Inc.

10.2*	Reimbursement Agreement, dated July 20, 2006, by and between Hines Interests Limited Partnership and Hines Real Estate Investment Trust, Inc.

10.3*
Agreement of Purchase and Sale, dated as of September 27, 2006, between MP Warner Center, LLC, MP Warner Center III, LLC, and Hines-Sumisei US Core Office Properties LP, a Delaware (as amended by Amendments No 1, dated September 15, 2006, and No. 2, dated September 27, 2006).

10.4*
Credit Agreement, dated as of August 1, 2006, among Hines REIT 3100 McKinnon Street LP, Hines REIT 1900/2000 Alameda de las Pulgas LLC, Hines REIT 321 North Clark Street LLC and the Borrowing Base Subsidiaries party thereto from time to time, as Borrowers, Hines REIT Properties, L.P., as Sponsor, and HSH Nordbank AG, New York Branch and the Lenders party thereto from time to time, as Lenders.

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