Form 10-K
period 2006-12-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2007-03-30
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock.

The registrant had 93,888,474 shares of common stock outstanding as of March 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2007 annual meeting of shareholders are incorporated by reference in Part III.

i

PART I

Special Note Regarding Forward-Looking Statements

Statements in this Form 10-K that are not historical facts (including any statements concerning investment objectives, economic updates, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements in this Form 10-K are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to our shareholders and maintain the value of the real estate properties in which we hold an interest, may be significantly hindered.

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

General Description of Business and Operations

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT”), was formed on August 5, 2003 primarily for the purpose of engaging in the business of investing in and owning interests in real estate. Hines REIT has invested and intends to continue to invest primarily in institutional-quality office properties located throughout the United States. On February 26, 2007, Hines REIT purchased its first international property located in Toronto, Canada. It may invest in other real estate investments which may include, but are not limited to, additional properties located outside of the United States, non-office properties, mortgage loans and ground leases. Hines REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of Hines REIT’s current and future business is and will be conducted through Hines REIT Properties, L.P. (the “Operating Partnership”). We refer to Hines REIT, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines REIT or the Company as required by the context in which such pronoun is used.

As of December 31, 2006, we owned interests in 23 office properties located in 17 cities in the United States. These properties contain, in the aggregate, approximately 13.4 million square feet of leasable space. We refer to assets we own 100% as “directly-owned properties”. All other properties are owned indirectly through our investment in the Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”). The Core Fund is a partnership organized in August 2003 by our sponsor, Hines Interest Limited Partnership (“Hines”), to invest in existing office properties in the United States that Hines believes are desirable long term holdings. The following tables provide summary information regarding our properties as of December 31, 2006.

		Leasable	Percent	Our Effective
Property	City	Square Feet	Leased	Ownership(1)

321 North Clark	Chicago, Illinois	885,664	94%	100%
Citymark	Dallas, Texas	218,096	100%	100%
Watergate Tower IV	Emeryville, California	344,433	100%	100%
Airport Corporate Center	Miami, Florida	1,018,627	95%	100%
3400 Data Drive	Rancho Cordova, California	149,703	100%	100%
Daytona Buildings	Redmond, Washington	250,515	100%	100%
1515 S Street	Sacramento, California	348,881	100%	100%
1900 and 2000 Alameda	San Mateo, California	253,377	75%	100%

Total for Directly-Owned Properties		3,469,296	95%

One Atlantic Center	Atlanta, Georgia	1,100,312	82%	30.95%
Three First National Plaza	Chicago, Illinois	1,419,079	92%	24.76%
333 West Wacker	Chicago, Illinois	845,247	90%	24.70%
One Shell Plaza	Houston, Texas	1,228,160	97%	15.47%
Two Shell Plaza	Houston, Texas	566,960	94%	15.47%
425 Lexington Avenue	New York, New York	700,034	100%	13.81%
499 Park Avenue	New York, New York	288,184	100%	13.81%
600 Lexington Avenue	New York, New York	281,072	100%	13.81%
Riverfront Plaza	Richmond, Virginia	949,873	99%	30.95%
525 B Street	San Diego, California	447,159	89%	30.95%
The KPMG Building	San Francisco, California	379,328	96%	30.95%
101 Second Street	San Francisco, California	388,370	99%	30.95%
720 Olive Way	Seattle, Washington	300,710	82%	24.70%
1200 19th Street	Washington, D.C.	234,718	100%	13.81%
Warner Center	Woodland Hills, California	808,274	98%	24.70%

Total for Core Fund Properties		9,937,480	94%

Total for All Properties		13,406,776	94%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2006, Hines REIT owned a 97.38% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.62% interest in the Operating Partnership. We own interests in all of the properties other than those identified above as being owned 100% by us through our interest in the Core Fund, in which we owned an approximate 34.0% non-managing general partner interest as of December 31, 2006. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 91.0%.

We have no employees. Our business is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us and our Advisor. As compensation for these services, we pay our Advisor asset management and acquisition fees, and we reimburse certain of the Advisor’s expenses in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations for all of the properties in which we invest, and we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its approximately 3,150 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Acquisition and Investment Policies

We invest primarily in institutional-quality office properties located throughout the United States. These types of properties are generally located in central business districts or suburban markets of major metropolitan cities. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to continue to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. In addition, we invest in other real estate investments including, but not limited to, properties outside of the United States, non-office properties, mortgage loans and ground leases. For more information about the properties we acquired during 2006, see “Item 2. Properties — Our Directly-Owned Properties — 2006 Acquisitions.”

On February 26, 2007, we acquired Atrium on Bay, a mixed-use office and retail complex in Toronto, Canada. We believe there are also significant opportunities for real estate investments that currently exist in other markets outside of the United States. Some of this real estate is located in developed markets such as the United Kingdom, Germany and France, while other real estate investment opportunities are located in emerging or maturing markets such as Brazil, Mexico, Russia and China. We believe that investing in international properties that meet our investment policies and objectives could provide additional diversification and enhanced investment returns to our real estate portfolio.

We may continue to invest in real estate directly by owning 100% of such assets or indirectly by owning less than 100% of such assets through investments with other investors or joint venture partners, including other Hines-affiliated entities, such as the Core Fund. We anticipate that we will fund our future acquisitions primarily with proceeds raised in our current public offering (the “Current Offering”) and potential follow-on offerings, as well as with proceeds from debt financings. All of our investment decisions are subject to the approval of a majority of our board of directors, and specifically a majority of our independent directors if an investment involves a transaction with Hines or any of its affiliates.

Financing Strategy and Policies

We expect that once we have fully invested the proceeds of our Current Offering and potential follow-on offerings, our debt financing, or the debt financing of entities in which we invest, will be in the range of approximately 40%-60% of the aggregate value of our real estate investments. Financing for future acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors. Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties.

Additionally, we have and may continue to enter into interest rate swap contracts as economic hedges against the variability of future interest rates on variable interest rate debt.

We had debt financing in an amount equal to approximately 53% of the estimated value of our direct and indirect real estate investments as of December 31, 2006, consisting primarily of outstanding loans under our revolving credit facility and secured mortgage financings. The Core Fund, in which we have invested, had debt financing in an amount equal to approximately 48% of the estimated value of its real estate investments as of December 31, 2006, consisting primarily of secured mortgage financings.

Distribution Objectives

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our shareholders. We intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common shares at least at the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code.

We declare distributions to our shareholders as of daily record dates and aggregate and pay such distributions quarterly. From January 1, 2006 through June 30, 2006, our board of directors declared distributions equal to $0.00164384 per share, per day. From July 1, 2006 through December 31, 2006, our board of directors declared distributions equal to $0.00170959 per share, per day. Additionally, our board of directors has declared distributions equal to $0.00170959 per share, per day through April 30, 2007.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2004. In addition, the Core Fund, in which we own an interest, has invested in properties through other entities that have elected to be taxed as REITs. Our management believes that we and the applicable entities in the Core Fund are organized and operate, and intend to continue operating, in such a manner as to qualify for treatment as REITs. Accordingly, no provision has been made for federal income taxes for the years ended December 31, 2006, 2005 and 2004 in the accompanying consolidated financial statements.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors compete with us in acquiring office and other properties and obtaining creditworthy tenants to occupy such properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Principal factors of competition in our primary business of acquiring and owning office properties are the quality of properties, leasing terms (including rent and other charges and allowances for inducements and tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the global, national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.

We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 3,150 employees located in 96 cities across the United States and in 15 other countries allows it to better identify investment opportunities for us and more effectively operate our real estate assets. However, competition may increase our cost of acquisitions or operations, lower our occupancy or rental rates or increase the level of inducements we offer to tenants.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. At December 31, 2006, we owned eight properties directly and held an approximate 34.0% non-managing general partner interest in the Core Fund, which held indirect interests in 15 properties. See “Item 2 — Properties.” As of December 31, 2006, no tenant represented more than 10% of our pro-rata share of the consolidated fixed future minimum rentals under non-cancelable leases of the properties in which we owned interests. We are not aware of any current tenants who will not be able to pay their contractual rental amounts as they become due whose inability to pay would have a material adverse impact on our results of operations.

Available Information

Shareholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.HinesREIT.com. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

Item 1A.	Risk Factors

You should carefully read and consider the risks described below together with all other information in this report. If certain of the following risks actually occur, our results of operations and ability to pay distributions would likely suffer materially, or could be eliminated entirely. As a result, the value of our common shares may decline, and you could lose all or part of the money you paid to buy our common shares.

Investment Risks

There is no public market for our common shares, and we do not intend to list our shares on a stock exchange. Therefore, it will likely be difficult for shareholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount.

There is no public market for our common shares, and we do not expect one to develop. We have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Additionally, our articles of incorporation contain restrictions on the ownership and transfer of our shares, and these restrictions may inhibit the ability of our shareholders to sell their shares. We have a share redemption program, but it is limited in terms of the number of shares that may be redeemed annually. Our board of directors may also limit, suspend or terminate our share redemption program upon 30 days’ written notice. It may be difficult for shareholders to sell their shares promptly or at all. If shareholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay selling commissions, the dealer-manager fee, organization and offering expenses and acquisition fees in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that shareholders will be able to sell their shares, whether pursuant to our share redemption program or otherwise, without incurring a substantial loss. We cannot assure shareholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, shareholders should consider our common shares as illiquid and a long-term investment.

Our shareholders’ ability to redeem their shares is limited under our share redemption program, and if shareholders are able to redeem their shares, it may be at a price that is less than the then-current market value of the shares.

Even though our share redemption program may provide shareholders with a limited opportunity to redeem their shares after they have held them for a period of one year, shareholders should understand that our share redemption program contains significant restrictions and limitations. The Company will redeem shares to the extent our board of directors determines we have sufficient available cash to do so subject to the annual limitation on the number of shares we can redeem set forth in our share redemption program. Further, if at any time all tendered shares are not redeemed, shares will be redeemed on a pro rata basis. The Company may, but is not required to, utilize all sources of cash flow not otherwise dedicated to a particular use to meet shareholders’ redemption needs, including proceeds from our dividend reinvestment plan or securities offerings, operating cash flow not intended for distributions, borrowings and capital transactions such as asset sales or financings. Our board of directors reserves the right to amend, suspend or terminate the share redemption program at any time in its discretion upon 30 days’ written notice. Shares are currently redeemed at a price of $9.36 per share. However, our board of directors may change the redemption price from time to time upon 30 days’ written notice based on the then-current estimated net asset value of our real estate portfolio at the time of the adjustment and such other factors as it deems appropriate, including the then-current offering price of our shares (if any), our then- current dividend reinvestment plan price and general market conditions. The methodology used in determining the redemption price is subject to a number of limitations and to a number of assumptions and estimates which may not be accurate or complete. The redemption price may not be indicative of the price our shareholders would receive if our shares were actively traded or if we were liquidated. Therefore, shareholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or at a price that reflects the then-current market value of their shares.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on an investment in our shares, and shareholders may lose some or all of their investment.

By owning our shares, shareholders are subjected to significant risks associated with owning and operating real estate. The performance of your investment in Hines REIT is subject to such risks, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	changes in property level operating expenses due to inflation; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

If our assets decrease in value, the value of an investment in our shares will likewise decrease, and shareholders could lose some or all of their investment.

We have invested a significant percentage of our total current investments, and we may make additional investments, in the Core Fund. Because of our current and possible future Core Fund investments, it is likely that Hines affiliates will retain significant control over a significant percentage of our investments even if our independent directors remove our Advisor.

While a majority of our independent directors may remove our Advisor upon 60 days’ written notice, our independent directors cannot unilaterally remove the managing general partner of the Core Fund, which is also an affiliate of Hines. We have substantial investments in the Core Fund and may invest a significant amount of the proceeds received from our Current Offering in the Core Fund. Because of our current Core Fund investments and because our ability to remove the managing general partner of the Core Fund is limited, it is likely that an affiliate of Hines will maintain a substantial degree of control over a significant percentage of our investments despite the removal of our Advisor by our independent directors. Any additional investments by us in the Core Fund will contribute to this risk. In addition, our ability to redeem any investment we hold in the Core Fund is limited. Please see “— Business and Real Estate Risks — Our ability to redeem all or a portion of our investment in the Core Fund is subject to significant restrictions” for more information regarding our ability to redeem any investments in the Core Fund.

Many of the fees we pay were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation we pay to affiliates of Hines for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Hines and its affiliates, including the Advisor and us, were likewise not negotiated at arm’s-length. Such agreements include the advisory agreement we entered into with the Advisor (the “Advisory Agreement”), the agreement (“Dealer Manager Agreement”) we entered into with Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”), and the property management and leasing agreements we entered into with Hines. We cannot assure our shareholders that a third party unaffiliated with Hines would not be able and willing to provide such services to us at a lower price.

If we are only able to sell a small number of shares in our Current Offering, our fixed operating expenses such as general and administrative expenses (as a percentage of gross income) would be higher than if we are able to sell a greater number of shares.

We incur certain fixed operating expenses in connection with our operations, such as costs incurred to secure insurance for our directors and officers, regardless of our size. To the extent we sell fewer than the maximum number of shares we have registered in connection with our Current Offering and any future offerings, these expenses will represent a greater percentage of our gross income and, correspondingly, will have a greater proportionate adverse impact on our ability to pay distributions to our shareholders.

Hines REIT’s interest in the Operating Partnership will be diluted by the Participation Interest in the Operating Partnership held by HALP Associates Limited Partnership and an interest in Hines REIT may be diluted if we issue additional shares.

Hines REIT owned a 97.38% general partner interest in the Operating Partnership as of December 31, 2006. An affiliate of Hines, HALP Associates Limited Partnership, owns a profits interest in the Operating Partnership, which we call the “Participation Interest.” This interest in the Operating Partnership, as well as the number of shares into which it may be converted, increases on a monthly basis. As of December 31, 2006, the percentage interest in the Operating Partnership attributable to the Participation Interest was 1.28% and was convertible into approximately 1.1 million common shares, subject to the fulfillment of certain conditions. The Participation Interest will increase to the extent leverage is used because the use of leverage will allow the Company to acquire more assets. Each increase in this interest will dilute our shareholders’ indirect investment in the Operating Partnership and, accordingly, reduce the amount of distributions that would otherwise be payable to our shareholders in the future.

Additionally, shareholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, shareholders may experience dilution of their equity investment if we:

•	sell shares in our public offering or sell additional shares in the future, including those issued pursuant to the dividend reinvestment plan and shares issued to our officers and directors or employees of the Advisor and its affiliates under our Employee and Director Incentive Share Plan;

•	sell securities that are convertible into shares, such as interests in the Operating Partnership;

•	issue shares in a private offering;

•	issue common shares upon the exercise of options granted to our independent directors, or employees of the Company or the Advisor; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

The redemption of interests in the Operating Partnership held by Hines and its affiliates (including the Participation Interest) as required in our Advisory Agreement may discourage a takeover attempt if our Advisory Agreement would be terminated in connection therewith.

In the event of a merger in which we are not the surviving entity, and in the event our Advisory Agreement is terminated under certain circumstances, Hines and its affiliates may require the Operating Partnership to purchase all or a portion of the Participation Interest and any partnership units in the Operating Partnership (“OP Units”) or other interest in the Operating Partnership that they hold at any time thereafter for cash, or our shares, as determined by the seller. The Participation Interest increases on a monthly basis and, as the percentage interest in the Operating Partnership attributable to this interest increases, these rights may deter transactions that could result in a merger in which we are not the survivor if our Advisory Agreement is terminated. This deterrence may limit the opportunity for shareholders to receive a premium for their common shares that might otherwise exist if an investor attempted to acquire us through a merger.

The Participation Interest would increase at a faster rate with frequent dispositions of properties followed by acquisitions using proceeds from such dispositions.

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

Under our Advisory Agreement, if we are not advised by an entity affiliated with Hines, Hines or its affiliates may cause the Operating Partnership to purchase some or all of the Participation Interest or OP Units then held by such entities. The purchase price will be based on the net asset value of the Operating Partnership and payable in cash, or our shares, as determined by the seller. If the termination of the Advisory Agreement would result in the Company not being advised by an affiliate of Hines, and if the amount necessary to purchase Hines’ interest in the Operating Partnership is substantial, these rights could discourage or deter us from terminating the Advisory Agreement under circumstances in which we would otherwise do so.

We may issue preferred shares or separate classes or series of common shares, which issuance could adversely affect the holders of our common shares.

We may issue, without shareholder approval, preferred shares or a class or series of common shares with rights that could adversely affect our holders of the common shares. Upon the affirmative vote of a majority of our directors (including a majority of our independent directors), our articles of incorporation authorize our board of directors (without any further action by our shareholders) to issue preferred shares or common shares in one or more class or series, and to fix the voting rights (subject to certain limitations), liquidation preferences, distribution rates, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences with respect to such class or series of shares. In addition, a majority of our independent directors must approve the issuance of preferred shares to our Advisor or one of its affiliates. If we ever create and issue preferred shares with a distribution preference over common shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on the common shares. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to the common shareholders, likely reducing the amount common shareholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common shares with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

•	a merger, offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; and/or

•	the removal of incumbent management.

We are not registered as an investment company under the Investment Company Act of 1940, and therefore we will not be subject to the requirements imposed on an investment company by the Act. Similarly, the Core Fund is not registered as an investment company.

We are not, and the Core Fund is not, registered as an “investment company” under the Investment Company Act of 1940 (the “Investment Company Act”). Investment companies subject to the Act are required to comply with a variety of substantive requirements, such as requirements relating to:

•	limitations on the capital structure of the entity;

•	restrictions on certain investments;

•	prohibitions on transactions with affiliated entities; and

•	public reporting disclosures, record keeping, voting procedures, proxy disclosure and similar corporate governance rules and regulations.

Many of these requirements are intended to provide benefits or protections to security holders of investment companies. Because we do not expect to be subject to these requirements, our shareholders will not be entitled to these benefits or protections.

In order to operate in a manner to avoid being required to register as an investment company, we may be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire interests in companies or entities that we would otherwise want to acquire. The operations of the Core Fund may likewise be limited in order for the Core Fund to avoid being required to register as an investment company.

If Hines REIT, the Operating Partnership or the Core Fund is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our shareholders’ investment return.

We do not expect to operate as an “investment company” under the Investment Company Act. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as “investment securities” as such term is defined under this Act, and the value of such assets exceeds 40% of the value of our total assets, we could be deemed to be an investment company. It is possible that many, if not all, of our interests in real estate may be held through other entities, and some or all of these interests in other entities could be deemed investment securities.

If we held investment securities and the value of these securities exceeded 40% of the value of our total assets, we may be required to register as an investment company. Investment companies are subject to a variety of substantial requirements that could significantly impact our operations. Please see “— We are not registered as an investment company under the Investment Company Act of 1940, and therefore we will not be subject to the requirements imposed on an investment company by such Act. Similarly, the Core Fund is not registered as an investment company.” The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and the investment return on our shares.

We believe that our general partner interest in the Core Fund is not a “security” under the Investment Company Act. If, however, this general partner interest is determined to be a security under this Act, the

Operating Partnership’s interest in the Core Fund could be deemed to be an “investment security,” and if, under such circumstances, the value of this interest exceeds 40% of the value of its total assets, the Operating Partnership could be deemed to be an investment company. Because Hines REIT’s sole asset is a general partner interest in the Operating Partnership, Hines REIT may be subject to a similar risk.

If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our investment in the Core Fund is subject to the risks described in this risk factor, as the Core Fund will need to operate in a manner to avoid qualifying as an investment company as well. If the Core Fund is required to register as an investment company, the extra costs and expenses and limitations on operations resulting from such as described above could adversely impact the Core Fund’s operations, which would indirectly reduce an investment return on our shares.

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

Provisions of the Maryland General Corporation Law prohibit business combinations unless prior approval of the board of directors is obtained before the person seeking the combination became an interested shareholder, with:

•	any person who beneficially owns 10% or more of the voting power of our outstanding shares;

•	any of our affiliates who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares (an “interested shareholder”); or

•	an affiliate of an interested shareholder.

These prohibitions are intended to prevent a change of control by interested shareholders who do not have the support of our board of directors. Because our articles of incorporation contain limitations on ownership of 9.9% or more of our common shares by a shareholder other than Hines or an affiliate of Hines, we opted out of the business combinations statute in our articles of incorporation. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our articles of incorporation will provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested shareholder.

Business and Real Estate Risks

Any indirect investment we make will be consistent with the investment objectives and policies described in this report and will, therefore, be subject to similar business and real estate risks. The Core Fund, which has investment objectives and policies similar to ours, is subject to many of the same business and real estate risks as we are. For example, the Core Fund:

•	may not have sufficient available funds to make distributions;

•	expects to acquire additional properties in the future which, if unsuccessful, could affect our ability to pay distributions to our shareholders;

•	is subject to risks as a result of joint ownership of real estate with Hines and other Hines programs or third parties;

•	has used and intends to continue to use borrowings to partially fund acquisitions, which may result in foreclosures and unexpected debt-service requirements and indirectly negatively affect our ability to pay distributions to our shareholders;

•	is dependent upon Hines and its key employees for its success;

•	operates in a competitive business with competitors who have significant financial resources and operational flexibility;

•	may not have funding or capital resources for future tenant improvements;

•	depends on its tenants for its revenue and relies on certain significant tenants;

•	is subject to risks associated with terrorism, uninsured losses and high insurance costs;

•	is affected by general economic and regulatory factors it cannot control or predict;

•	has made illiquid investments and is subject to general economic and regulatory factors, including environmental laws, which it cannot control or predict; and

•	is subject to property taxes and operating expenses that may increase.

To the extent the operations and ability of the Core Fund, or any other entity through which we indirectly invest in real estate, to make distributions is adversely affected by any of these risks, our operations and ability to pay distributions to our shareholders will be adversely affected.

We are different in some respects from other programs sponsored by Hines, and therefore the past performance of such programs may not be indicative of our future results.

We are Hines’ only publicly-offered investment program and one of Hines’ first REITs. Hines’ previous programs and investments were conducted through privately-held entities not subject to either the up-front commissions, fees and expenses associated with our public offerings or all of the laws and regulations that govern us, including reporting requirements under the federal securities laws, and tax and other regulations applicable to REITs. A significant portion of Hines’ other programs and investments also involve development projects. Although we are not prohibited from participating in development projects, we currently have no plans to do so. We are also the first program sponsored by Hines with investment objectives permitting the making and purchasing of mortgage loans and participations in mortgage loans, and Hines does not have experience making such investments.

The past performance of other programs sponsored by Hines may not be indicative of our future results, and we may not be able to successfully implement and operate our business, which is different in a number of respects from the operations previously conducted by Hines. Shareholders should not rely on the past performance of other programs or investments sponsored by Hines to predict or as an indication of our future performance.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Your investment is subject to greater risk to the extent that we lack a geographically diversified portfolio of properties. For example, as of December 31, 2006, approximately 24% of our portfolio consists of properties located in Chicago, and consequently, our financial condition and ability to make distributions could be materially and aversely affected by any significant adverse developments in that market. Please see “Item 2. Properties — Market Concentration.”

Delays in purchasing properties with proceeds received from our Current Offering may result in a lower rate of return to investors.

We expect to continue to conduct public offerings on a “best efforts” basis. Our ability to locate and commit to purchase specific properties with the proceeds raised from public offerings will be partially dependent on our ability to raise sufficient funds for such acquisitions, which is difficult to predict. We may be substantially delayed in making investments due to delays in the sale of our common shares, delays in negotiating or obtaining the necessary purchase documentation, delays in locating suitable investments or other factors. We expect to invest proceeds we receive from our offerings in short-term, highly-liquid investments until we use such funds in our operations and we do not expect the income we earn on these temporary investments will be substantial. Therefore, delays in investing proceeds we raise from our public offerings could impact our ability to generate cash flow for distributions.

If we purchase assets at a time when the commercial real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

The commercial real estate market continues to attract a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. We and the Core Fund have purchased assets in this environment, and to the extent either of us purchases real estate in the future in such an environment, we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases. If any of these circumstances occur or the values of our investments are otherwise negatively affected, our returns will be lower.

In our initial quarters of operations, distributions we paid to our shareholders were partially funded with advances or borrowings from our Advisor. We may use similar advances or borrowings from our Advisor in the future to fund distributions to our shareholders. We cannot assure shareholders that in the future we will be able to achieve cash flows necessary to repay such advances or borrowings and pay distributions at our historical per-share amounts, or to maintain distributions at any particular level, if at all.

We cannot assure shareholders that we will be able to continue paying distributions to our shareholders at our historical per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. In our initial quarters of operations, the distributions we received from the Core Fund and our net cash flow provided by or used in operating activities (before the payments of cash acquisition fees to our Advisor, which we fund with net offering proceeds) were insufficient to fund our distributions to shareholders and minority interests. As a result, our Advisor advanced funds to us to enable us to partially fund our distributions, and our Advisor has deferred, and in some cases forgiven, the reimbursement of such advances. Other than with respect to amounts previously forgiven, we have reimbursed our Advisor for these advances. Our Advisor is under no obligation to advance funds to us in the future. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions.”

If our Advisor were to refuse to advance funds to cover our expenses in the future, our ability to pay distributions to our shareholders could be adversely affected, and we may be unable to pay distributions to our shareholders, or such distributions could decrease significantly. In addition, our Advisor may make additional loans or advances to us in order to allow us to pay future distributions to our shareholders. The ultimate repayment of this liability could adversely impact our ability to pay distributions in future periods as well as potentially adversely impact the value of our shares.

We may need to incur borrowings that would otherwise not be incurred to meet REIT minimum distribution requirements.

In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years.

We expect our income, if any, to consist almost solely of our share of the Operating Partnership’s income, and the cash available for the payment of distributions by us to our shareholders will consist of our share of cash distributions made by the Operating Partnership. As the general partner of the Operating Partnership, we will determine the amount of any distributions made by the Operating Partnership. However, we must consider a number of factors in making such distributions, including:

•	the amount of the cash available for distribution;

•	the impact of such distribution on other partners of the Operating Partnership;

•	the Operating Partnership’s financial condition;

•	the Operating Partnership’s capital expenditure requirements and reserves therefore; and

•	the annual distribution requirements contained in the Code necessary to qualify and maintain our qualification as a REIT.

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

We expect to acquire additional properties in the future, which, if unsuccessful, could adversely impact our ability to pay distributions to our shareholders.

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

We have invested in properties and assets jointly with other Hines programs and may invest jointly with other third parties. We may also purchase or develop properties in joint ventures or partnerships, co-tenancies or other co-ownership arrangements with Hines affiliates, the sellers of the properties, developers or similar persons. Joint ownership of properties, under certain circumstances, may involve risks not otherwise present with other methods of owing real estate. Examples of these risks include:

•	the possibility that our partners or co-investors might become insolvent or bankrupt;

•	that such partners or co-investors might have economic or other business interests or goals that are inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of the termination and liquidation of the venture;

•	the possibility that we may incur liabilities as the result of actions taken by our partner or co-investor; or

•	that such partners or co-investors may be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

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

The Core Fund is not obligated to redeem the interests of any of its investors, including us, prior to 2008. Additionally, after the Core Fund begins redeeming interests, it will only redeem up to 10% of its outstanding interests during any calendar year and the managing general partner of the Core Fund may limit redemptions as a result of certain tax and other regulatory considerations. We may not be able to exit the Core Fund or liquidate all or a portion of our interest in the Core Fund. Please see the risk factor captioned “— If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investment in the Core Fund may be materially adversely affected” below.

If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investment in the Core Fund may be materially adversely affected.

The Core Fund owns several buildings with certain independent pension plans and funds (the “Institutional Co-Investors”) advised by General Motors Investment Management Corporation (the “Institutional Co-Investor Advisor”). Each entity formed to hold these buildings is required to redeem the interests held by the Institutional Co-Investors in such entity at dates ranging from August 19, 2012 to October 2, 2018. Additionally, the Institutional Co-Investor Advisor is entitled to co-investment rights for real estate assets the

Core Fund may acquire in the future. For each asset in which Institutional Co-Investors acquire interests pursuant to the Institutional Co-Investor Advisor’s co-investment rights, the Core Fund will establish a three-year period ending no later than the twelfth anniversary of the date the asset is acquired during which the entity through which the Institutional Co-Investors co-invest in such asset will redeem such Institutional Co-Investors’ interests in such entity, unless the Institutional Co-Investors elect to extend such period. The Institutional Co-Investor Advisor also has certain buy/sell rights in entities in which the Institutional Co-Investors have co-invested with the Core Fund. Additionally, certain other investors in the Core Fund have rights to seek a redemption of their interest in the Core Fund under certain circumstances.

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

We intend to rely in part on borrowings under our credit facilities and other external sources of financing to fund the costs of new investments, capital expenditures and other items. Accordingly, we are subject to the risk that our cash flow will not be sufficient to cover required debt service payments.

If we cannot meet our required debt obligations, the property or properties subject to indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to the Company. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds. Additionally, we may be required to refinance our debt subject to “lump sum” or “balloon” payment maturities on terms less favorable than the original loan or at a time we would otherwise prefer to not refinance such debt. A refinancing on such terms or at such times could increase our debt service payments, which would decrease the amount of cash we would have available for operations, new investments and distribution payments.

We have acquired and may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.

Use of derivative instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the asset being hedged. Use of hedging activities may not prevent significant losses and could increase the loss to our company. Further, hedging transactions may reduce cash available for distribution to our shareholders.

Our success will be dependent on the performance of Hines as well as key employees of Hines.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the discovery and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and our Advisor have broad discretion when identifying, evaluating and making investments with the proceeds of the Current Offering.

Our shareholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our acquisitions. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest. If Hines (or any of its key employees) suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. The Core Fund is also managed by an affiliate of Hines. Its performance and success is also dependent on Hines and the Core Fund is likewise subject to these risks.

We operate in a competitive business, and many of our competitors have significant resources and operating flexibility, allowing them to compete effectively with us.

Numerous real estate companies that operate in the markets in which we operate or may operate in the future will compete with us in acquiring office and other properties and obtaining creditworthy tenants to occupy such properties. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or lower our occupancy rates and the rent we may charge tenants.

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

The bankruptcy or insolvency of a major tenant would adversely impact our operations and our ability to pay distributions.

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants would have an adverse impact on our income and our ability to pay distributions. Generally, under bankruptcy law, a tenant has the option of continuing or terminating any unexpired lease. If the tenant continues its current lease, the tenant must cure all defaults under the lease and provide adequate assurance of its future performance under the lease. If the tenant terminates the lease, we will lose future rent under the lease and our claim for past due amounts owing under the lease (absent collateral securing the claim) will be treated as a general unsecured claim and may be subject to certain limitations. General unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims.

Uninsured losses relating to real property may adversely impact the value of our portfolio.

We attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are types of losses, generally catastrophic in nature, which are uninsurable, are not economically insurable or are only insurable subject to limitations. Examples of such catastrophic events include acts of war or terrorism, earthquakes, floods, hurricanes and pollution or environmental matters. We may not have adequate coverage in the event we or our buildings suffer casualty losses. If we do not have adequate insurance coverage, the value of our assets will be reduced as the result of, and to the extent of, any such uninsured losses. Additionally, we may not have access to capital resources to repair or reconstruct any uninsured damage to a property.

We may be unable to obtain desirable types of insurance coverage at a reasonable cost, if at all, and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

We may not be able either to obtain certain desirable types of insurance coverage, such as terrorism insurance, or to obtain such coverage at a reasonable cost in the future, and this risk may inhibit our ability to finance or refinance debt secured by our properties. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks may negatively affect our operations and an investment in our shares. Such attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Hines has historically owned and managed office properties, generally in major metropolitan or suburban areas. We have also invested and expect that we will continue to invest in such properties. For example, the Core Fund owns interests in properties located in New York City and Washington, D.C. We and the Core Fund also own buildings in the central business districts of other major metropolitan cities. Insurance risks associated with potential acts of terrorism against office and other properties in major metropolitan areas could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. We intend to obtain terrorism insurance, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. Terrorism insurance may not be available at a reasonable price or at all.

The United States’ operations in Iraq and Afghanistan could have a further impact on our tenants. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or our shareholders’ investment.

More generally, any of these events could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Our revenues will be dependent upon payment of rent by tenants, which may be particularly vulnerable to uncertainty in the local economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to our shareholders.

Our operations will be directly affected by general economic and regulatory factors we cannot control or predict.

One of the risks of investing in real estate is the possibility that our properties will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. A significant number of the properties in which we own an interest and expect to acquire are office buildings located in major metropolitan or suburban areas. These types of properties, and the tenants that lease space in such properties, may be impacted to a greater extent by a national economic slowdown or disruption when compared to other types of properties such as residential and retail properties. The following factors may affect income from such properties, our ability to sell properties and yields from investments in properties and are generally outside of our control:

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

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time, generally four years, and comply with certain other requirements in the Internal Revenue Code.

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

While we invest primarily in institutional-quality office properties, we may also invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties are more likely to contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to increased risk of liabilities under environmental laws and regulations. The presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

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

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990 (the “ADA”). Under the ADA, all places of public accommodation are required to comply with federal requirements relating to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. However, we may not be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distributions and the amount of distributions to our shareholders.

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

We are subject to additional risks from our international investments.

On February 26, 2007, we acquired a mixed-use office and retail complex in Toronto, Canada. We may purchase additional properties located outside the United States and may make or purchase mortgage loans or participations in mortgage loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

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

Investments outside the United States may be subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. Our ability to hedge such currency risk may be limited or cost prohibitive in certain countries.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

Our retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.

We own property with a retail component and we may acquire more retail properties in the future. As with our office properties, we are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recovery charges. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

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

Our investment policies may change without shareholder approval, which could not only alter the nature of your investment but also subject your investment to new and additional risks.

Except as otherwise provided in our organizational documents, our investment policies and the methods of implementing our investment objectives and policies may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our shareholders. We may invest in different property types and/or use different structures to make such investments than we have historically. Please see “— We will be subject to risks as the result of joint ownership of real estate with other Hines programs or third parties.” As a result, the nature of your investment could change indirectly without your consent and become subject to risks not described in this report.

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

Other than the rights described in the “Conflicts of Interest — Investment Opportunity Allocation Procedure” section of our current prospectus, we do not have rights to specific investment opportunities located by Hines. In addition, our right to participate in the allocation process described in such section will terminate once we have fully invested the proceeds of our Current Offering or if we are no longer advised by an affiliate of Hines. For investment opportunities not covered by the allocation procedure described herein, Hines will decide in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated programs, how to allocate such opportunities among us, Hines and other programs or entities sponsored or managed by or otherwise affiliated with Hines. Because we do not have a right to accept or reject any investment opportunities before Hines or one or more Hines affiliates have the right to accept such opportunities, and are otherwise subject to Hines’ discretion as to the investment opportunities we will receive, we may not be able to review and/or invest in opportunities in which we would otherwise pursue if we were the only program sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other entities or programs sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other entities or programs, we may not be offered favorable investment opportunities located by Hines when it would otherwise be in our best interest to accept such investment opportunities.

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

We have acquired, and may in the future acquire properties from Hines and affiliates of Hines. Likewise, the Core Fund has acquired, and may in the future acquire, properties from Hines and affiliates of Hines. We may acquire properties Hines currently owns or hereafter acquires from third parties. Hines may also develop properties and then sell the completed properties to us. Similarly, we may provide development loans to Hines in connection with these developments. Hines, its affiliates and its employees (including our officers and directors) may make substantial profits in connection with such transactions. Hines may owe fiduciary and/or other duties to the selling entity in these transactions and conflicts of interest between us and the selling entities could exist in such transactions. Because we are relying on Hines, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party.

Hines may face a conflict of interest when determining whether we should dispose of any property we own that is managed by Hines because Hines may lose fees associated with the management of the property.

We expect that Hines will manage most, if not all, of the properties in which we acquire an interest. Because Hines receives significant fees for managing these properties, it may face a conflict of interest when determining whether we should sell properties under circumstances where Hines would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

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

Our officers and directors have limited liability.

Our articles of incorporation and bylaws provide that an officer or director’s liability for monetary damages to us, our shareholders or third parties may be limited. Generally, we are obligated under our articles of incorporation and the bylaws to indemnify our officers and directors against certain liabilities incurred in connection with their services. We have executed indemnification agreements with each officer and director and agreed to indemnify them for any such liabilities that they incur. These indemnification agreements could limit our ability and the ability of our shareholders to effectively take action against our officers and directors arising from their service to us. In addition, there could be a potential reduction in distributions resulting from our payment of premiums associated with insurance or payments of a defense settlement or claim.

Our UPREIT structure may result in potential conflicts of interest.

Persons holding OP Units have the right to vote on certain amendments to the Agreement of Limited Partnership of the Operating Partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our shareholders. As general partner of the Operating Partnership, we will be obligated to act in a manner that is in the best interest of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our shareholders.

Tax Risks

If we fail to qualify as a REIT, our operations and our ability to pay distributions to our shareholders would be adversely impacted.

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

Investments in foreign real property may be subject to foreign currency gains and losses. Foreign currency gains are not qualifying income for purposes of the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income as a result of foreign currency gains.

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our shareholders when computing our taxable income;

•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	our cash available for distribution would be reduced and we would have less cash to distribute to our shareholders; and

•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

If the Operating Partnership is classified as a “publicly traded partnership” under the Internal Revenue Code, our operations and our ability to pay distributions to our shareholders could be adversely affected.

We structured the Operating Partnership so that it would be classified as a partnership for federal income tax purposes. In this regard, the Internal Revenue Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Internal Revenue Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Internal Revenue Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in the Operating Partnership. If the Internal Revenue Service were to assert successfully that the Operating Partnership is a “publicly traded partnership,” and substantially all of the Operating

Partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat the Operating Partnership as an association taxable as a corporation. In such event, the character of our assets and items of gross income would change and would prevent us from qualifying and maintaining our status as a REIT. Please see “— If we fail to qualify as a REIT, our operations and ability to pay distributions to our shareholders would be adversely impacted” above. In addition, the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our shareholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common shares nor gain from the sale of common shares should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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

Investors may realize taxable income without receiving cash distributions.

If shareholders participate in the dividend reinvestment plan, they will be required to take into account, in computing their taxable income, ordinary and capital gain distributions allocable to shares they own, even though they receive no cash because such distributions and/or distributions are reinvested. In addition, the difference between the public offering price of our shares and the amount paid for shares purchased pursuant to our dividend reinvestment plan may be deemed to be taxable as income to participants in the plan.

Foreign investors may be subject to FIRPTA tax on sale of common shares if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

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

In certain circumstances, we may be subject to federal and state income taxes as a REIT or other state or local income taxes, which would reduce our cash available to pay distributions to our shareholders.

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

Entities through which we hold foreign real estate investments will, in most cases, be subject to foreign taxes, notwithstanding our status as a REIT.

Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States will, in most cases, be subject to income taxation by jurisdictions in which such assets are located. Our cash available for distribution to our shareholders will be reduced by any such foreign income taxes.

Recently enacted tax legislation may make REIT investments comparatively less attractive than investments in other corporate entities.

Under recently enacted tax legislation, the tax rate applicable to qualifying corporate dividends received by individuals prior to 2009 has been reduced to a maximum rate of 15%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) paid by us to individual investors will generally be subject to the tax rates that are otherwise applicable to ordinary income which currently are as high as 35%. This law change may make an investment in our common shares comparatively less attractive relative to an investment in the shares of other corporate entities which pay distributions that are not formed as REITs.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 31, 2006, we owned interests in 23 office properties located in 17 cities in the United States. These properties contain, in the aggregate, approximately 13.4 million square feet of leasable space, and we believe each property is suitable for its intended purpose. The following tables provide summary information regarding our properties as of December 31, 2006.

		Leasable	Percent	Our Effective
Property	City	Square Feet	Leased	Ownership(1)

321 North Clark	Chicago, Illinois	885,664	94%	100%
Citymark	Dallas, Texas	218,096	100%	100%
Watergate Tower IV	Emeryville, California	344,433	100%	100%
Airport Corporate Center	Miami, Florida	1,018,627	95%	100%
3400 Data Drive	Rancho Cordova, California	149,703	100%	100%
Daytona Buildings	Redmond, Washington	250,515	100%	100%
1515 S Street	Sacramento, California	348,881	100%	100%
1900 and 2000 Alameda	San Mateo, California	253,377	75%	100%

Total for Directly -Owned Properties		3,469,296	95%

One Atlantic Center	Atlanta, Georgia	1,100,312	82%	30.95%
Three First National Plaza	Chicago, Illinois	1,419,079	92%	24.76%
333 West Wacker	Chicago, Illinois	845,247	90%	24.70%
One Shell Plaza	Houston, Texas	1,228,160	97%	15.47%
Two Shell Plaza	Houston, Texas	566,960	94%	15.47%
425 Lexington Avenue	New York, New York	700,034	100%	13.81%
499 Park Avenue	New York, New York	288,184	100%	13.81%
600 Lexington Avenue	New York, New York	281,072	100%	13.81%
Riverfront Plaza	Richmond, Virginia	949,873	99%	30.95%
525 B Street	San Diego, California	447,159	89%	30.95%
The KPMG Building	San Francisco, California	379,328	96%	30.95%
101 Second Street	San Francisco, California	388,370	99%	30.95%
720 Olive Way	Seattle, Washington	300,710	82%	24.70%
1200 19th Street	Washington, D.C.	234,718	100%	13.81%
Warner Center	Woodland Hills, California	808,274	98%	24.70%

Total for Core Fund Properties		9,937,480	94%

Total for All Properties		13,406,776	94%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2006, Hines REIT owned a 97.38% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.62% interest in the Operating Partnership. We own interests in all of the properties other than those identified above as being owned 100% by us through our interest in the Core Fund, in which we owned an approximate 34.0% non-managing general partner interest as of December 31, 2006. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 91.0%.

Lease Expirations

Directly-Owned Properties

The following table lists, on an aggregate basis, all of the scheduled lease expirations for each of the years ending December 31, 2007 through December 31, 2016 and thereafter for the eight properties we owned directly as of December 31, 2006. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
	Number of	Approximate	Percent of Total
Year	Leases	Square Feet	Leasable Area

Vacant	—	158,144	4.6%
2007	50	328,548	9.5%
2008	28	183,968	5.3%
2009	47	484,197	14.0%
2010	22	237,971	6.9%
2011	19	113,736	3.3%
2012	8	320,692	9.3%
2013	6	823,555	23.9%
2014	2	17,580	0.5%
2015	3	38,961	1.1%
2016	—	—	—
Thereafter	7	741,177	21.6%

Core Fund Properties

The following table lists, on an aggregate basis, all of the scheduled lease expirations for each of the years ending December 31, 2007 through December 31, 2016 and thereafter for the 15 properties in which the Core Fund had an interest as of December 31, 2006. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
	Number of	Approximate	Percent of Total
Year	Leases	Square Feet	Leasable Area

Vacant	—	616,057	6.2%
2007	51	508,231	5.2%
2008	55	428,438	4.3%
2009	67	710,008	7.2%
2010	49	441,597	4.5%
2011	41	883,639	9.0%
2012	40	605,327	6.1%
2013	30	1,069,761	10.8%
2014	17	398,779	4.0%
2015	19	1,883,897	19.1%
2016	16	238,990	2.4%
Thereafter	26	2,082,164	21.2%

All Properties

The following table lists our pro-rata share of the scheduled lease expirations for each of the years ending December 31, 2007 through December 31, 2016 and thereafter for the 23 properties in which we owned an interest as of December 31, 2006. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
	Number of	Approximate	Percent of Total
Year	Leases	Square Feet(1)	Leasable Area(1)

Vacant	—	320,196	5.6%
2007	101	426,824	7.4%
2008	83	299,513	5.2%
2009	114	669,635	11.6%
2010	71	350,577	6.1%
2011	60	326,945	5.7%
2012	48	483,867	8.4%
2013	36	1,127,937	19.6%
2014	19	123,326	2.1%
2015	22	410,208	7.1%
2016	16	58,200	1.0%
Thereafter	33	1,162,268	20.2%

(1)	These amounts represent our pro-rata share based on our effective ownership in each of the properties as of December 31, 2006.

Market Concentration

The following table provides a summary of the market concentration of our portfolio based on our pro-rata share of the purchase price in each of the properties in which we owned interests as of December 31, 2006:

	Market	Market
	Concentration:	Concentration:	Market
	Directly-Owned	Core Fund	Concentration:
City	Properties	Properties(1)	All Properties(2)

Chicago, Illinois	30%	17%	24%
Miami, Florida	19%	—	10%
San Francisco, California	7%	14%	10%
Emeryville, California	17%	—	10%
Seattle, Washington	12%	3%	8%
Sacramento, California	12%	—	7%
Richmond, Virginia	—	13%	6%
Atlanta, Georgia	—	14%	6%
New York, New York	—	12%	5%
Los Angeles, California	—	12%	5%
Houston, Texas	—	8%	4%
San Diego, California	—	5%	2%
Dallas, Texas	3%	—	2%
Washington, D.C.	—	2%	1%

(1)	These amounts represent the Core Fund’s pro-rata share based on its effective ownership in each of the properties as of December 31, 2006.

(2)	These amounts represent our pro-rata share based on our effective ownership in each of the properties as of December 31, 2006.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share of their leased square footage as of December 31, 2006:

	Industry	Industry
	Concentration:	Concentration:	Industry
	Directly-Owned	Core Fund	Concentration:
Industry	Properties	Properties(1)	All Properties(2)

Legal	10%	38%	21%
Finance and Insurance	13%	22%	17%
Information	19%	6%	14%
Health Care	12%	5%	9%
Government	12%	2%	8%
Other	6%	6%	6%
Professional Services	8%	7%	7%
Other Services	7%	1%	5%
Construction	7%	—	4%
Oil & Gas/Energy	—	10%	4%
Arts, Entertainment and Recreation	6%	—	4%
Accounting	—	3%	1%

(1)	These amounts represent the Core Fund’s pro-rata share based on its effective ownership in each of the properties as of December 31, 2006.

(2)	These amounts represent our pro-rata share based on our effective ownership in each of the properties as of December 31, 2006.

Our Directly-Owned Properties

Summarized below is certain information about the eight office properties we owned directly as of December 31, 2006:

			Date Built/		Acquisition
City	Property	Date Acquired	Renovated(1)		Cost
					(In millions)

San Mateo, California	1900 and 2000 Alameda	June 2005	1983, 1996	(2)	$59.8
Dallas, Texas	Citymark	August 2005	1987		$27.8
Sacramento, California	1515 S Street	November 2005	1987		$66.6
Miami, Florida	Airport Corporate Center	January 2006	1982-1996	(3)	$156.8
Chicago, Illinois	321 North Clark	April 2006	1987		$247.3
Rancho Cordova, California	3400 Data Drive	November 2006	1990		$32.8
Emeryville, California	Watergate Tower IV	December 2006	2001		$144.9
Redmond, Washington	Daytona Buildings	December 2006	2002		$99.0

(1)	The date shown reflects the later of the building’s construction completion date or the date of the building’s most recent renovation.

(2)	1900 Alameda was constructed in 1971 and substantially renovated in 1996; 2000 Alameda was constructed in 1983.

(3)	Airport Corporate Center consists of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land development site.

2006 Acquisitions

Set forth below is certain additional information about our directly-owned properties acquired during 2006.

Airport Corporate Center

Airport Corporate Center, a portfolio of properties located in the Miami Airport submarket of Miami, Florida, consists of 11 buildings and a 5.46-acre land development site. A subsidiary of Norwegian Cruise Lines leases 208,737 square feet, or approximately 20% of the rentable area of the property through January 2019 under a lease which may be renewed for two consecutive 5-year periods. The remaining leased space is leased to 107 tenants, none of which leases more than 10% of the property’s rentable area.

321 North Clark

321 North Clark is a 35-story office building and parking structure located in the central business district of Chicago, Illinois. The American Bar Association leases 225,555 square feet, or approximately 25% of the rentable area of the property under a lease that expires in June 2019. Foley & Lardner LLP, a legal firm, leases 211,546 square feet, or approximately 24% of the rentable area of the property, under a lease that expires in April 2018. Mesirow Financial, a diversified financial services firm, leases 185,442 square feet, or approximately 21% of the rentable area of the property, under a lease that expires in December 2009. The remaining leased space is leased to 21 tenants, none of which leases more than 10% of the property’s rentable area.

3400 Data Drive

3400 Data Drive is a three-story office building located in Rancho Cordova, California, a submarket of Sacramento. Catholic Healthcare West leases 149,703 square feet, or 100% of the rentable area of the property. Catholic Healthcare West is a privately-held firm that operates a system of 41 hospitals and medical centers in California, Arizona, and Nevada. The lease will expire in June 2013 and may be renewed for two consecutive 5-year periods.

Watergate Tower IV

Watergate Tower IV is a sixteen-story office building located in Emeryville, California, a submarket of the East Bay of San Francisco. Oracle Corporation, an application software company, leases 298,089 square feet or approximately 87% of the building’s rentable area, under a lease that expires in 2013 and provides an option to renew for one additional five-year term. The Kaiser Foundation Health Plan, a nonprofit health insurance provider, subleases 161,139 square feet from Oracle Corporation, or approximately 47% of the buildings’ rentable area, under a lease that expires in 2009. Additionally, All-Posters.com, an internet services company, subleases 46,238 square feet from Oracle Corporation, or approximately 13% of the buildings’ rentable area, under a lease that expires in 2013. Novartis AG, a pharmaceutical company, leases 46,344 square feet or approximately 13% of the building’s rentable area, under a lease that expires in 2013 and provides options to renew for two additional five-year terms.

Daytona Buildings

The Daytona Buildings consist of two four-story buildings and a one-story building located in Redmond, Washington. Microsoft Corporation leases 211,731 square feet, or approximately 85% of the rentable area of the property. The lease expires in February 2012 and may be renewed for two consecutive 5-year periods. The remaining leased space is leased to 11 tenants, none of which leases more than 10% of the property’s rentable area.

Acquisitions Subsequent to December 31, 2006

On January 3, 2007, we acquired six office buildings located in Redmond, Washington (the “Laguna Buildings”). Four of the buildings (Buildings 1-4) were constructed in the 1960’s, while Laguna North and South were constructed in 1998 and 1999, respectively. The buildings have an aggregate of approximately 465,000 square feet of rentable area that is 100% leased. Honeywell Industries, Inc., an industrial products company, leases 255,905 square feet, or approximately 55% of the buildings’ rentable area, under a lease that expires in 2012 and also leases 104,443 square feet, or approximately 23% of the buildings’ rentable area, under a lease that expires in 2009 and provides options to renew for two additional five-year terms. Microsoft Corporation leases 104,353 square feet, or approximately 22% of the buildings’ rentable area under a lease that expires in 2011. The contract purchase price of the Laguna Buildings was approximately $118.0 million, exclusive of transaction costs, financing fees and working capital reserves.

On February 26, 2007, we acquired Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada. Atrium on Bay is comprised of three office towers, a two-story retail mall, and a two-story parking garage, and was constructed in 1984. The buildings consist of 1,079,870 square feet of rentable area and are 86% leased to a variety of office and retail tenants. The Canadian Imperial Bank of Commerce, a financial institution, leases 372,733 square feet, or approximately 35% of the rentable area, through leases that expire in 2011, 2013 and 2016. The balance of the complex is leased to 31 office tenants, 57 retail tenants and 4 other tenants, none of which leases more than 10% of the rentable area of the complex. The contract purchase price of Atrium on Bay was approximately $250.0 million CAD (approximately $215.6 million USD as of February 26, 2007), exclusive of transaction costs, financing fees and working capital reserves.

Our Interest in the Core Fund

The Core Fund is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. We have the right, but not the obligation, to invest up to 40% of any capital calls made by the Core Fund (our “40% Right”). In addition, we have, and may in the future, make binding commitments to make capital contributions to the Core Fund. As of December 31, 2006 and 2005, respectively, we owned an approximate 34.0% and 26.2% non-managing general partner interest in the Core Fund (which held ownership interests in 15 and ten properties across the United States as of the end of 2006 and 2005, respectively).

Effective November 14, 2005, we made a $100.0 million capital commitment to the Core Fund, of which $81.7 million was unfunded as of December 31, 2005. Pursuant to this agreement and capital calls issued by the Core Fund, we contributed $17.2 million and $33.4 million to the Core Fund on March 1 and May 1, 2006, respectively. On August 1, 2006, we made a $51.7 million capital contribution to the Core Fund, which consisted of $31.1 million in fulfillment of our existing commitment and an additional contribution of approximately $20.6 million pursuant to our 40% Right.

On November 1, 2006 and December 1, 2006, we made capital contributions to the Core Fund of approximately $50.0 million and $57.0 million, respectively, pursuant to our 40% right.

Core Fund Properties

Summarized below is certain information about the 15 office properties controlled by the Core Fund as of December 31, 2006:

						Effective
			Date Built/		Acquisition	Core Fund
City	Property	Date Acquired	Renovated(1)		Cost	Ownership(2)
					(In millions)

Atlanta, Georgia	One Atlantic Center	July 2006	1987		$305.0	91.0%
Chicago, Illinois	Three First National Plaza	March 2005	1981		$245.3	72.8%
Chicago, Illinois	333 West Wacker	April 2006	1983		$223.0	72.6%
Houston, Texas	One Shell Plaza	May 2004	1994		$228.7	45.5%
Houston, Texas	Two Shell Plaza	May 2004	1992		$123.1	45.5%
New York, New York	425 Lexington Avenue	August 2003	1987		$358.6	40.6%
New York, New York	499 Park Avenue	August 2003	1981		$153.1	40.6%
New York, New York	600 Lexington Avenue	February 2004	1985		$91.6	40.6%
Richmond, Virginia	Riverfront Plaza	November 2006	1990		$277.5	91.0%
San Diego, California	525 B Street	August 2005	1998		$116.3	91.0%
San Francisco, California	The KPMG Building	September 2004	2002		$148.0	91.0%
San Francisco, California	101 Second Street	September 2004	2000		$157.0	91.0%
Seattle, Washington	720 Olive Way	January 2006	1981		$83.7	72.6%
Washington D.C.	1200 19th Street	August 2003	1987		$69.4	40.6%
Woodland Hills, California	Warner Center	October 2006	2001-2005	(3)	$311.0	72.6%

(1)	The date shown reflects the later of the building’s construction completion date or the date of the building’s most recent renovation.

(2)	This percentage represents the Core Fund’s effective ownership in the properties shown. See above disclosure regarding the Company’s effective ownership through its investment in the Core Fund.

(3)	Warner Center consists of four five-story office buildings, one three-story office building and two parking structures that were constructed between 2001 and 2005.

2006 Acquisitions

Set forth below is certain additional information about the Core Fund properties acquired during 2006.

720 Olive Way

720 Olive Way consists of a 20-story office building and a parking structure located in the central business district of Seattle, Washington. Community Health Plan of Washington, one of the state’s largest health programs, leases 51,358 square feet, or approximately 17% of the property’s rentable area, under a lease that expires in January 2009. The remaining leased space is leased to 34 tenants, none of which leases more than 10% of the property’s rentable area.

333 West Wacker

333 West Wacker consists of a 36-story office building and a parking structure located in the central business district of Chicago, Illinois. Skadden, Arps, Slate, Meagher & Flom, LLC, a legal firm, leases 161,342 square feet, or approximately 19% of the property’s rentable area. This lease expires in June 2009. Nuveen Investments, Inc., an investment services company, leases 156,711 square feet, or approximately 19% of the property’s rentable area. This lease expires in February 2013. The remaining leased space is leased to 33 tenants, none of which leases more than 10% of the property’s rentable area.

One Atlantic Center

One Atlantic Center consists of a 50-story office building and a parking structure located in the midtown submarket of the central business district of Atlanta, Georgia. Alston & Bird LLP, a legal firm, leases 233,713 square feet, or approximately 21%, of the property’s rentable area, under a lease that expires in October 2013. Powell Goldstein LLP, a legal firm, leases 219,618 square feet, or approximately 20%, of the property’s rentable area, under a lease that expires in May 2019. The remaining leased space is leased to 22 tenants, none of which leases more than 10% of the property’s rentable area.

Warner Center

Warner Center consists of four five-story office buildings, one three-story office building, and two parking structures located in the central business district of Woodland Hills, California, a submarket of Los Angeles. HealthNet of California, Inc., a managed health care services company, leases 333,954 square feet, or approximately 41%, of the property’s rentable area, under a lease that expires in December 2011. NetZero, Inc., an internet service provider and subsidiary of United Online, Inc., leases 111,551 square feet, or approximately 14%, of the property’s rentable area, under a lease that expires in September 2014. The remaining leased space is leased to 21 tenants, none of which leases more than 10% of the property’s rentable area.

Riverfront Plaza

Riverfront Plaza consists of two 21-story office buildings located in downtown Richmond, Virginia. Wachovia Securities, an investment banking firm, leases 352,196 square feet, or approximately 37% of the property’s rentable area, under a lease that expires in June 2013 and provides options to renew for two five-year terms. Hunton & Williams, a law firm, leases 305,837 square feet, or approximately 32% of the property’s rentable area, under a lease that expires in June 2015 and provides options to renew for four five-year terms. The remaining leased space is leased to 25 tenants, none of which leases more than 10% of the property’s rentable area.

Item 3.	Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 16, 2007, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Redemption of Equity Securities

Market Information

As of March 16, 2007, we had approximately 93,888,474 common shares outstanding, held by a total of approximately 24,600 shareholders. The number of shareholders is based on the records of Trust Company of America, Inc., our registrar and transfer agent. There currently is no established public trading market for our common shares and we do not expect one to develop. We have a share redemption program, but it is limited in terms of the number of shares that may be redeemed annually. Our board of directors may also limit, suspend or terminate our share redemption program upon 30 days’ written notice. During 2006, we redeemed 31,177 shares under this program at $9.00 per share and 220,133 shares at $9.36 per share.

In order for National Association of Securities Dealers, Inc. (“NASD”) members and their associated persons to participate in the offering and sale of our common shares, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares is deemed to be $10.40 per share as of December 31, 2006. Our deemed estimated per share value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements. We are not required to obtain and did not obtain appraisals for our assets or third-party valuations or opinions for the specific purpose of determining this deemed estimated value as of December 31, 2006.

The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.40 per share through arms-length transactions. Our offering price was determined by our board of directors in April 2006. The determination by our board of directors of the offering price used in our Current Offering was subjective and was primarily based on (i) the estimated per share net asset value of the Company as determined by our management at the time the determination was made, plus (ii) the commissions, dealer-manager fee and estimated costs associated with our Current Offering. Our management estimated the per share net asset value of the Company using appraised values of our real estate assets determined by independent third party appraisers, as well as estimates of the values of our other assets and liabilities as of December 31, 2005, and then making various adjustments and estimations in order to account for our operations and other factors that had occurred or were expected to occur between December 31, 2005 and the commencement of our Current Offering in June 2006. In addition, in setting our offering price, our board of directors also considered our historical and anticipated results of operations and financial condition, our current and anticipated distribution payments, yields and offering prices of other real estate companies substantially similar to us, our current and anticipated capital and debt structure, and our management’s and Advisor’s recommendations and assessment of our prospects and expected execution of our investment and operating strategies. We have not updated this analysis for purposes of the December 31, 2006 deemed estimated value presented above.

Our valuation is an estimate only. Both our real estate appraisals and the methodology utilized by our management in estimating our per share net asset value were subject to various limitations and were based on a number of assumptions and estimates which may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per share valuation, and no attempt was made to value Hines REIT as an enterprise. Likewise, the valuation was not reduced by potential selling commissions or other costs of sale, which would impact proceeds in the case of a liquidation.

The redemption price we offer in our share redemption program is $9.36 per share on the date of this report and therefore $10.40 per share does not reflect the amount a shareholder would currently receive under our share redemption program. Likewise, the offering price of our shares may not be indicative of the price our shareholders would receive if they sold our shares outside of our share redemption program, if our shares were actively traded or if we were liquidated. Because the estimated per share net asset value of the Company was increased by certain fees and costs associated with this offering, the proceeds received from a liquidation of our assets would likely be substantially less than the Current Offering price of our shares. As a result, we expect that, in the absence of other factors affecting the value of our properties, our aggregate net asset value would be less than the aggregate proceeds of our offerings and the offering price may not be the best indicator of the value of shares purchased as a long term income producing investment. Because there is no public market for our shares, any sale of our shares would likely be at a substantial discount. Please see “Item 1A. Risk Factors — Investment Risks — There is no public market for our common shares, and we do not intend to list our shares on a stock exchange. Therefore, it will likely be difficult for shareholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount.”

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year in an amount equal to at least 90% of our net ordinary taxable income (capital gains are not required to be distributed). Historically, we have declared distributions to shareholders as of daily record dates and aggregated and paid such distributions quarterly. During January through June, 2006, our board of directors declared distributions equal to $0.00164384 per share, per day. During July through December, 2006, our board of directors declared distributions equal to $0.00170959 per share, per day. Additionally, our board of directors has declared distributions equal to $0.00170959 per share, per day through April 30, 2007.

Our board of directors began declaring distributions in November 2004, after we commenced business operations. We have declared distributions monthly and aggregated and paid such distributions quarterly. We intend to continue this distribution policy for so long as our board of directors decides this policy is in the best interests of our shareholders. We have made the following quarterly distributions to our shareholders for the years ended December 31, 2006 and 2005:

		Total
Distribution for the Quarter Ended	Date Paid	Distribution
		(In thousands)

December 31, 2006	January 16, 2007	$10,954
September 30, 2006	October 13, 2006	$8,754
June 30, 2006	July 14, 2006	$6,145
March 31, 2006	April 13, 2006	$3,987
December 31, 2005	January 13, 2006	$3,001
September 30, 2005	October 14, 2005	$2,009
June 30, 2005	July 15, 2005	$1,092
March 31, 2005	April 7, 2005	$535

Distributions to shareholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a distribution and reduce the shareholders’ basis in our common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders’ basis in the common shares, it will generally be treated as a capital gain. The Company annually notifies shareholders of the taxability of distributions paid during the preceding year.

For the year ended December 31, 2005, approximately 24% of the distributions paid were taxable to the investor as ordinary taxable income and approximately 76% were treated as return of capital for federal income tax purposes. For the year ended December 31, 2006, approximately 23% of the distributions paid were taxable to the investor as ordinary taxable income and approximately 77% were treated as return of capital for federal income tax purposes. The amount of distributions paid and taxable portion in this period are not indicative or predictive of amounts anticipated in future periods. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions” in this report.

Recent Sales of Unregistered Securities

None.

Shares Authorized for Issuance under Equity Compensation Plans

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans as of December 31, 2006:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities
	Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	n/a	4,010,874
Equity compensation plans not approved by security holders	—	n/a	—

Total	—	n/a	4,010,874

Share Redemption Program

For so long as our shares are not listed on a national securities exchange or included for quotation on a national securities market, we expect to offer a share redemption program to our shareholders. Our board of directors may terminate, suspend or amend our share redemption program at any time upon 30 days’ written notice. To the extent our board determines that we have sufficient cash available for redemptions, we may redeem shares presented for cash, provided that the number of shares we may redeem under the program during any calendar year may not exceed, as of the date we commit to any redemption, 10% of our shares outstanding as of the same date in the prior calendar year. Generally, shareholders must hold their shares for at least one year before they may participate in our share redemption program; however, in the event of the death or disability of a shareholder, we may waive the one-year holding period requirement as well as the annual limitation on the number of shares that will be redeemed.

The current redemption price for our shares, which is subject to adjustment by our board of directors at any time on 30 days’ notice, is $9.36 per share.

Issuer Redemptions of Equity Securities

The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of		Part of Publicly	May Yet be Redeemed
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Redeemed	Paid per Share	Programs	Programs(1)

January 1, 2006 to March 31, 2006	7,043	$9.00	7,043	215,799
April 1, 2006 to June 30, 2006	24,134	9.00	24,134	1,121,129
July 1, 2006 to September 30, 2006	129,096	9.36	129,096	992,033
October 1, 2006 to October 31, 2006	91,037	9.36	91,037	900,996
November 1, 2006 to November 30, 2006	—	—	—	900,996
December 1, 2006 to December 31, 2006	—	—	—	2,060,345

Total	251,310		251,310

(1)	During the quarter ended December 31, 2006, the number of shares available for redemption was limited to 5% of our common shares outstanding at the end of 2005. Effective January 1, 2007, we may redeem shares under the program so long as the total number of shares redeemed during the year does not exceed, as of the date of the redemption, 10% of our shares outstanding on the same date during the prior calendar year. The shares that may be redeemed following the month ended December 31, 2006 reflects the limitation in effect January 1, 2007.

Item 6.	Selected Financial Data

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2006	2005	2004	2003(1)
	(In thousands, except per share amounts)

Operating Data:
Revenues	$63,930	$6,247	$—	$—
Depreciation and amortization	$22,478	$3,331	$—	$—
Asset management and acquisition fees	$17,559	$5,225	$818	$—
Organizational and offering expenses, net of reversal(2)	$5,760	$(6,630)	$14,771	$—
General and administrative expenses, net(3)	$2,819	$494	$618	$—
Equity in earnings (losses) of Hines-Sumisei U.S. Core Office Fund, L.P.	$(3,291)	$(831)	$68	$—
Net loss before loss allocated to minority interests	$(38,919)	$(2,392)	$(16,549)	$(20)
Loss allocated to minority interests	$429	$635	$6,541	$—
Net loss	$(38,490)	$(1,757)	$(10,008)	$(20)
Basic and diluted loss per common share	$(0.79)	$(0.16)	$(60.40)	$(20.43)
Distributions declared per common share(4)	$0.61	$0.60	$0.06	$—
Weighted average common shares outstanding — basic and diluted	48,468	11,061	166	1
Balance Sheet Data:
Total investment property	$798,329	$143,577	$—	$—
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	$307,553	$118,575	$28,182	$—
Total assets	$1,213,662	$297,334	$30,112	$394
Long-term obligations	$498,989	$77,922	$409	$—

Note:	Except as described below, the differences in operating and balance sheet data between periods are primarily the result of increases in the number of properties in which we held an interest.

(1)	For the period from August 5, 2003 (date of inception) through December 31, 2003 for operating data and as of December 31, 2003 for balance sheet data.

(2)	Based on actual gross proceeds raised in the initial offering, we were not obligated to reimburse the Advisor for certain organizational and offering costs that were previously accrued by us. Accruals of these costs were reversed in our financial statements during the year ended December 31, 2005. See further discussion in Note 2 to our consolidated financial statements for the years ended December 31, 2006 and 2005 included in this report.

(3)	During the year ended December 31, 2005, the Advisor forgave amounts previously advanced to us for certain corporate-level general and administrative expenses. See further discussion in Note 6 to our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 included in this report.

(4)	The Company paid its first distributions in January 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Executive Summary

We were formed by our sponsor, Hines, in August 2003 for the purpose of investing in and owning interests in real estate. We commenced operations on November 23, 2004. We have invested and intend to continue to make real estate investments that will satisfy our primary investment objectives of preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly-owned by the Operating Partnership or indirectly by owning interests in entities not wholly-owned by the Operating Partnership such as the Core Fund. As of December 31, 2006, we had direct and indirect interests in 23 office properties located in 17 cities in the United States. In addition, we have and may make other real estate investments including, but not limited to, properties outside of the United States, non-office properties, mortgage loans and ground leases. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties which will be diversified by location, lease expirations and tenant industries.

In order to provide capital for these investments, we sold shares to the public through our initial public offering (the “Initial Offering”), which commenced on June 18, 2004 and terminated on June 18, 2006, and we continue to sell common shares through our follow-on public offering of a maximum of $2.2 billion in common shares (the “Current Offering”). We commenced the Current Offering on June 19, 2006 and we intend to continue raising significant amounts of capital through our Current Offering and potential follow-on offerings, as well as through debt financings.

The following table provides summary information regarding the properties in which we owned interests as of December 31, 2006:

		Leasable	Percent	Our Effective
Property	City	Square Feet	Leased	Ownership(1)

321 North Clark	Chicago, Illinois	885,664	94%	100%
Citymark	Dallas, Texas	218,096	100%	100%
Watergate Tower IV	Emeryville, California	344,433	100%	100%
Airport Corporate Center	Miami, Florida	1,018,627	95%	100%
3400 Data Drive	Rancho Cordova, California	149,703	100%	100%
Daytona Buildings	Redmond, Washington	250,515	100%	100%
1515 S Street	Sacramento, California	348,881	100%	100%
1900 and 2000 Alameda	San Mateo, California	253,377	75%	100%

Total for Directly- Owned Properties		3,469,296	95%

One Atlantic Center	Atlanta, Georgia	1,100,312	82%	30.95%
Three First National Plaza	Chicago, Illinois	1,419,079	92%	24.76%
333 West Wacker	Chicago, Illinois	845,247	90%	24.70%
One Shell Plaza	Houston, Texas	1,228,160	97%	15.47%
Two Shell Plaza	Houston, Texas	566,960	94%	15.47%
425 Lexington Avenue	New York, New York	700,034	100%	13.81%
499 Park Avenue	New York, New York	288,184	100%	13.81%
600 Lexington Avenue	New York, New York	281,072	100%	13.81%
Riverfront Plaza	Richmond, Virginia	949,873	99%	30.95%
525 B Street	San Diego, California	447,159	89%	30.95%
The KPMG Building	San Francisco, California	379,328	96%	30.95%
101 Second Street	San Francisco, California	388,370	99%	30.95%
720 Olive Way	Seattle, Washington	300,710	82%	24.70%
1200 19th Street	Washington, D.C.	234,718	100%	13.81%
Warner Center	Woodland Hills, California	808,274	98%	24.70%

Total for Core Fund Properties		9,937,480	94%

Total for All Properties		13,406,776	94%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2006, Hines REIT owned a 97.38% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.62% interest in the Operating Partnership. We own interests in all of the properties other than those identified above as being owned 100% by us through our interest in the Core Fund, in which we owned an approximate 34.0% non-managing general partner interest as of December 31, 2006. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 91.0%.

As of December 31, 2006, we have invested in institutional-quality office properties in the United States. These types of properties continue to attract significant capital, and competition to acquire such assets remains intense. However, we intend to continue to pursue institutional-quality office properties and other real estate investments that we believe will satisfy our long-term primary objectives of preserving invested capital and achieving modest capital appreciation over the long term, in addition to providing regular cash distributions to our shareholders.

We expect to continue to focus primarily on investments in institutional-quality office properties located in the United States (whether as direct investments or as indirect investments through the Core Fund); however, we are expanding our focus to include other real estate investments. On February 26, 2007, we acquired a mixed-use office and retail complex in Toronto, Canada. In the future, our investments may include additional investments outside of the United States, investments in non-office properties, non-core or development investments, and mortgage loans and ground leases. Additionally, we may invest through joint ventures, including ventures with institutional investors and/or entities affiliated with Hines.

Economic Update

2006 proved to be a solid year for both economic growth and job growth resulting in another strong performance year for commercial real estate. During the second half of 2006 however, the rate of growth began to lose momentum partially attributable to the weakening housing market and higher energy prices. We expect that this slowdown could continue through 2007 if the housing markets continue to adversely impact economic growth; layoffs occur in the housing related sectors; and manufacturing losses continue, primarily in the auto industry. Offsetting these factors are low unemployment rates and strong corporate profits. In summary, our outlook for 2007 is for continued growth, albeit at slower rates than we have experienced over the last several years. We believe, the key risks to the general economic forecast for 2007 include higher inflation, rising interest rates, rising energy prices, further weakening of the housing market; weakening of the U.S. Dollar and any other unforeseen major global events.

We expect the real estate fundamentals in the office sector to continue to improve with decreasing vacancy rates and rising rental rates, however, some industry experts predict that such improvements will be slower than recent years. Despite this slowdown, the office markets for 2007 are expected to generate the strongest income growth compared to the other asset classes.

With respect to the capital markets, returns on investments in real estate continue to be attractive relative to alternative investments. As a result, significant investment capital continues to flow into real estate and we expect this trend to continue through 2007. Due to the strength of the office markets, there continues to be significant competition for the acquisition of high-quality office properties creating upward pressure on acquisition prices and downward pressure on rates of returns. Should this trend continue, and we expect it may, both in the U.S. as well as in most international markets, we may experience declines in the dividends we are able to pay to our shareholders.

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

We evaluate the need to consolidate joint ventures based on standards set forth in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities “FIN 46” and American Institute of Certified Public Accountants’ Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, as amended by Emerging Issues Task Force 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. In accordance with this accounting literature, we will consolidate joint ventures that are determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

Investment Property

Real estate assets we own directly are stated at cost less accumulated depreciation, which in the opinion of management, does not exceed the individual property’s fair value. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized. Maintenance and repair costs are expensed as incurred.

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At December 31, 2006, management believes no such impairment has occurred.

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage notes payable. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.

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

Management estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance is amortized to interest expense over the life of the mortgage note payable.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant incentives, are capitalized and amortized over the life of the related lease. Tenant incentive amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include: 1) whether the lease stipulates how and on what a tenant improvement allowance may be spent; 2) whether the tenant or landlord retains legal title to the improvements; 3) the uniqueness of the improvements; 4) the expected economic life of the tenant improvements relative to the length of the lease; and 5) who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination, the Company considers all of the above factors. No one factor, however, necessarily establishes our determination.

Organizational and Offering Costs

Certain organizational and offering costs related to our public offerings have been paid by our Advisor on our behalf. Organizational and offering costs incurred by our Advisor have been analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and those which qualify as offering expenses in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering. Organizational costs are expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities. Offering-related salaries and other general and administrative expenses of the Advisor and its affiliates are expensed as incurred, and third party offering expenses are taken as a reduction against the net proceeds of the offerings within additional paid-in capital in accordance with SAB Topic 5.A. In addition to the offering costs to be paid to the Advisor, selling commissions and dealer manager fees are paid to our Dealer Manager. Such costs are netted against the net offering proceeds within additional paid-in capital as well.

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

Revenue Recognition and Valuation of Receivables

We are required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays, if any. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Revenues relating to lease termination fees are recognized at the time that the tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the lease. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct writeoff is recorded and would decrease our total assets and shareholders’ equity.

Interest rate swap contracts

We have entered into forward interest rate swap transactions as economic hedges against the variability of future interest rates on certain variable interest rate debt. To date, we have not designated any such contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the consolidated balance sheet as of December 31, 2006, located elsewhere in this report. Any changes in the fair value of the interest rate swaps have been recorded in the consolidated statements of operations for year ended December 31, 2006.

We will mark the interest rate swaps to their estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in our consolidated condensed statements of operations.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

We outsource management of our operations to the Advisor and certain other affiliates of Hines. Fees related to these services are accounted for based on the nature of the service and the relevant accounting literature. Fees for services performed that represent period costs of the Company are expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor has received a participation interest, which represents a profits interest in the Operating Partnership related to these services. As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment is charged against earnings, and the participation interest will be recorded as a liability until it is repurchased for cash or converted into common shares of the Company. The conversion and redemption features of the participation interest are accounted for in accordance with the guidance in Emerging Issues Task Force publication (“EITF”) 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts. Redemptions for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability, with any additional amounts recorded as a reduction to equity. Conversions into common shares of the Company will be recorded as an increase to the common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the participation interest will result in a corresponding reduction in the percentage attributable to the participation interest and will have no impact on the calculation of subsequent increases in the participation interest.

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

Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2004 federal tax return. In addition, we hold an investment in the Core Fund, which has invested in properties through a structure that includes entities that have elected to be taxed as REITs. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to shareholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their shareholders. It is our intention to adhere to these requirements and maintain our REIT status, as well as to ensure that the applicable entities in the Core Fund structure also maintain their REIT status. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. As a REIT and indirectly through our investment in the Core Fund, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. In addition, we are and will indirectly be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through the taxable REIT subsidiary of the Core Fund.

During 2006, the state of Texas enacted new tax legislation that restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax under SFAS 109, Accounting for Income Taxes. We believe the impact of this legislation was not material to the Company for the year ended December 31, 2006. Accordingly, we have not recorded deferred income taxes in our accompanying consolidated financial statements for the year ended December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires we recognize in our financial statements the impact of a tax position, if the position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have assessed the potential impact of FIN 48 and do not anticipate its adoption will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. We will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

This Statement is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

Financial Condition, Liquidity and Capital Resources

General

Since our formation, our principal cash requirements have been for property acquisitions, property-level operating expenses, management fees, capital improvements, debt service, organizational and offering expenses, corporate-level general and administrative expenses and distributions. We have had four primary sources of capital for meeting our cash requirements:

•	proceeds from our public offerings, including our distribution reinvestment plan;

•	debt financings, including secured or unsecured facilities;

•	cash flow generated by our real estate investments and operations; and

•	advances from affiliates.

For the year ended December 31, 2006, our cash needs for acquisitions have been met primarily by proceeds from our public equity offerings and debt financing. Operating cash needs have been met through cash flow generated by our properties and investments, as well as advances from affiliates. We believe that our current capital resources and cash flow from operations are sufficient to meet our liquidity needs for the foreseeable future.

We raised significant funds from our public offerings during 2006, and we expect to continue to raise significant funds from our Current Offering and future follow-on offerings. We intend to continue making real estate investments with these funds and funds available to us under our credit facilities and other permanent debt. We also intend to continue to pay distributions to our shareholders on a quarterly basis. As noted above, we are currently looking for investment opportunities in an intensely competitive environment, and acquisitions in such an environment may put downward pressure on our distribution payments as a result of potentially lower yields on new investments. Additionally, we have experienced, and expect to continue to experience, delays between raising capital and acquiring real estate investments. We temporarily invest unused proceeds from our public offering in investments that typically yield lower returns when compared to our real estate investments. We may need to use short-term borrowings or advances from affiliates in order to maintain our current per share distribution levels in future periods. However, we will continue to make investment and financing decisions, and decisions regarding distribution payments, with a long-term view. We will also continually monitor our cash flow and market conditions when making such decisions. In this environment, we may lower our per share distribution amount rather than take actions we believe may compromise our long-term objectives.

Cash Flows from Operating Activities

Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by debt service, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees and property taxes. Additionally, we have incurred corporate-level debt service, general and administrative expenses, asset management and acquisition fees. During the year ended December 31, 2006 and 2005, net cash flow provided by (used in) operating activities was approximately $7.7 million and ($1.8) million, respectively. The increase compared to the corresponding prior-year period is primarily attributable to:

•	a full year of operations for each of 1900 and 2000 Alameda, Citymark and 1515 S Street, which were acquired in June, August and November 2005, respectively; and

•	cash flow from Airport Corporate Center, 321 North Clark, 3400 Data Drive, Watergate Tower IV and the Daytona Buildings all of which were acquired in 2006.

As mentioned above, we did not commence real estate operations until November 23, 2004. For the year ended December 31, 2004, cash flow used in operating activities was approximately ($1.2) million.

Cash Flows from Investing Activities

During the year ended December 31, 2006, we had cash outflows totaling $586.8 million related to the acquisition of five office properties and their related lease intangibles. During the year ended December 31, 2005, we had cash outflows totaling $153.0 million related to the acquisition of three office properties and their related lease intangibles, excluding amounts financed.

During the years ended December 31, 2006, 2005 and 2004, we made capital contributions to the Core Fund totaling $209.3 million, $99.9 million and $28.4 million, respectively. As of December 31, 2006, we had invested approximately $337.6 million in the Core Fund representing an approximate 34.0% non-managing general partner interest compared to the approximate 26.2% and 12.5% interest we owned at December 31, 2005 and 2004, respectively.

During the years ended December 31, 2006 and 2005, we received distributions related to our interest in the Core Fund of approximately $14.8 million and $5.3 million, respectively. The increase in distributions related to the additional investments we made in the Core Fund during 2006 as well as the increased cash flow at the Core Fund resulting from the five properties it acquired since December 31, 2005.

During the year ended December 31, 2006, we had increases in restricted cash of approximately $2.5 million related to certain escrows required by our mortgage agreement for Airport Corporate Center.

During the years ended December 31, 2006 and 2005, we had increases in other assets of $8.9 million and $5.0 million, respectively, primarily as a result of deposits paid on investment properties that were acquired subsequent to the applicable year end.

Cash Flows from Financing Activities

Equity Offerings

The following table summarizes the activity from our offerings for the years ended December 31, 2006, 2005 and 2004 (in millions):

	Initial Public Offering				Current Public Offering				All Offerings
Year Ended	# of Shares		Proceeds		# of Shares		Proceeds		# of Shares	Proceeds

12/31/2004	2.1		$20.6		—		$—		2.1	$20.6
12/31/2005	21.0	(1)	207.7	(1)	—		—		21.0	207.7
12/31/2006	30.1	(2)	299.2	(2)	27.3	(2)	282.7	(2)	57.4	581.9

Total	53.2		$527.5		27.3		$282.7		80.5	$810.2

(1)	Amounts include $2.1 million of gross proceeds relating to approximately 223,000 shares issued under our dividend reinvestment plan.

(2)	Amounts include $13.5 million of gross proceeds relating to approximately 1.4 million shares issued under our dividend reinvestment plan.

As of December 31, 2006, approximately $1,726.6 million in common shares remained available for sale pursuant to our Current Offering, exclusive of approximately $190.7 million in common shares available under our dividend reinvestment plan.

Payment of Offering and Other Costs and Expenses

In addition to making investments in accordance with our investment objectives, we use our capital resources to pay Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”), our Advisor, for services they provide to us during the various phases of our organization and operations. During the offering stage, we pay the Dealer Manager selling commissions and dealer manager fees, and we reimburse the Advisor for organizational and offering costs.

For the years ended December 31, 2006, 2005 and 2004, we paid the Dealer Manager selling commissions of approximately $34.0 million, $10.5 million, and $987,000, respectively, and we paid dealer manager fees of approximately $13.4 million, $3.7 million, and $259,000, respectively. All such selling commissions and a portion of such Dealer Manager fees were reallowed by HRES to participating broker dealers for their services in selling our shares.

During the years ended December 31, 2006, 2005 and 2004, the Advisor incurred organizational and internal offering costs related to the Initial Offering totaling approximately $3.0 million, $6.5 million, and $10.9 million, respectively, and third-party offering costs of approximately $3.6 million, $6.3 million, and $6.7 million, respectively. During the years ended December 31, 2006 and 2005, we made payments totaling $10.0 million and $6.0 million, respectively, to our Advisor for reimbursement of Initial Offering organizational and offering costs. No such payments were made to our Advisor during the year ended December 31, 2004.

During the years ended December 31, 2006 and 2005, the Advisor incurred organizational and internal offering costs related to the Current Offering totaling approximately $4.7 million and $256,000 and third-party offering costs of approximately $6.4 million and $1.2 million, respectively. We made payments totaling $7.5 million to our Advisor for reimbursement of these costs for the year ended December 31, 2006. The amount of organizational and offering costs, commissions and dealer manager fees we paid during the year ended December 31, 2006 increased, as compared to such periods in 2005 and 2004, as a result of an increase in capital raised through public offerings during 2006. See “Critical Accounting Policies — Organizational and Offering Costs” above for additional information.

Debt Financings

We use debt financing from time to time for acquisitions and investments as well as for property improvements, tenant improvements, leasing commissions and other working capital needs. We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate, depending on market conditions and other factors.

Subject to market conditions and other factors we may consider, we expect that our debt financing will generally be in the range of approximately 40-60% of management’s estimate of the aggregate value of our real estate investments. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, however, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In addition, depending on market conditions and other factors, we may choose not to use debt financing for our operations or to acquire properties. Our articles of incorporation limit our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our shareholders in our next quarterly report. As of December 31, 2006 and 2005, our debt financing was approximately 53% and 48%, respectively, of the aggregate value of our real estate investments (including our pro rata share of the Core Fund’s real estate assets and related debt). The increase from December 31, 2005 is primarily attributable to increased debt put in place to fund the acquisition of our additional direct investments.

Our Revolving Credit Facility

We have a revolving credit facility with KeyBank (the “Revolving Credit Facility”), as administrative agent for itself and various other lenders, with maximum aggregate borrowing capacity of up to $250.0 million.

We established this facility to provide a source of funds for future real estate investments and to fund our general working capital needs.

The Revolving Credit Facility has a maturity date of October 31, 2009, which is subject to extension at our election for two successive periods of one year each, subject to specified conditions. We may increase the amount of the facility to a maximum of $350.0 million upon written notice prior to May 8, 2008, subject to KeyBank’s ability to syndicate the additional amount. The facility allows, at our election, for borrowing at a variable rate or a LIBOR-based rate plus a spread ranging from 125 to 200 basis points based on prescribed leverage ratios. The weighted-average interest rate on outstanding borrowings was 6.73% and 6.22% as of December 31, 2006 and 2005, respectively.

In addition to customary covenants and events of default, the Revolving Credit Facility provides that it shall be an event of default under the agreement if our Advisor ceases to be controlled by Hines or if Hines ceases to be majority-owned and controlled, directly or indirectly, by Jeffrey C. Hines or certain members of his family. The amounts outstanding under this facility are secured by a pledge of the Operating Partnership’s equity interests in entities that directly or indirectly hold real property assets, including our interest in the Core Fund, subject to certain limitations and exceptions. We have entered into a subordination agreement with Hines and our Advisor, which provides that the rights of Hines and the Advisor to be reimbursed by us for organizational and offering and other expenses are subordinate to our obligations under the Revolving Credit Facility.

On September 9, 2005, we made our initial borrowing of $56.3 million under the Revolving Credit Facility to retire our term loan agreement with KeyBank, which was used to complete the acquisitions of 1900 and 2000 Alameda and Citymark. Additionally, we made borrowings totaling $84.3 million to complete the acquisition of 1515 S Street and to fund a capital contribution to the Core Fund. For the period from September 9, 2005 through December 31, 2005, we used proceeds from our public offering to make repayments under the Revolving Credit Facility totaling $65.7 million and the remaining principal amount due under this obligation as of December 31, 2005 was $74.9 million.

During the year ended December 31, 2006, we incurred borrowings totaling $410.2 million under the Revolving Credit Facility to complete several property acquisitions and to fund capital contributions to the Core Fund. During the year ended December 31, 2006, we used proceeds from our public offerings, proceeds from a mortgage loan secured by 1515 S Street and proceeds from a credit facility with HSH Nordbank (see below) to make repayments under the Revolving Credit Facility totaling $323.1 million and the remaining principal amount due under this obligation as of December 31, 2006 was $162.0 million. In addition, we have an outstanding letter of credit under our Revolving Credit Facility totaling approximately $336,000 at December 31, 2006 for a utility deposit at one of our directly-owned properties. As of December 31, 2006, we have complied with all covenants stipulated by the Revolving Credit Facility agreement.

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

On April 18, 2006, we entered into a mortgage agreement with Metropolitan Life Insurance Company in the principal amount of $45.0 million. The loan bears interest at a fixed rate of 5.68% per annum, matures and becomes payable on May 1, 2011 and is secured by 1515 S Street.

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

On August 1, 2006 (as amended on January 19, 2007), we entered into a credit agreement with HSH Nordbank AG, New York Branch (“HSH Nordbank”) providing for a secured credit facility in the maximum principal amount of $500.0 million (the “HSH Credit Facility”), subject to certain borrowing limitations. The total borrowing capacity under the HSH Credit Facility is based upon a percentage of the appraised values of the properties that we select to serve as collateral under this facility, subject to certain debt service coverage limitations. On August 1, 2006, we borrowed approximately $185.0 million under the HSH Credit Facility to repay a term loan with KeyBank that we used to fund our acquisition of 321 North Clark and the Revolving Credit Facility and to pay certain fees and expenses related to the facility. At December 31, 2006, outstanding loans under the HSH Credit Facility were secured by three properties: 321 North Clark, Citymark, and 1900 and 2000 Alameda. The subsidiaries of the Operating Partnership that own these properties are the borrowers under the loan documents. We have and may continue, at our election, to pledge newly acquired properties as security for additional borrowings.

The initial $185.0 million borrowing under the HSH Credit Facility has a term of ten years and bears interest at a variable rate, as described below. The effective fixed interest rate on such borrowing is 5.8575% as a result of an interest rate swap agreement we entered into with HSH Nordbank. Subsequent borrowings under the HSH Credit Facility must be drawn, if at all, between August 1, 2006 and July 31, 2009, and undrawn amounts will be subject to an unused facility fee of 0.15% per annum on the average daily outstanding undrawn loan amount during this period. For amounts drawn under the HSH Credit Facility after August 1, 2006, we may select terms of five, seven or ten years for the applicable borrowings. The outstanding balance of these loans will bear interest at a rate equal to one-month LIBOR plus an applicable margin of (i) 0.40% for borrowings before August 1, 2007 that have ten-year terms, and (ii) 0.45% for all other borrowings and maturities. We are required to purchase interest rate protection in the form of interest rate swap agreements prior to borrowing any additional amounts under the HSH Credit Facility to secure us against fluctuations of LIBOR. Loans under the HSH Credit Facility may be prepaid in whole or in part, subject to the payment of certain prepayment fees and breakage costs.

The Operating Partnership provides customary non-recourse carve-out guarantees under the HSH Credit Facility and limited guarantees with respect to the payment and performance of (i) certain tenant improvement and leasing commission obligations in the event the properties securing the loan fail to meet certain occupancy requirements and (ii) certain major capital repairs with respect to the properties securing the loans.

The HSH Credit Facility provides that an event of default will exist if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The HSH Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. As of December 31, 2006, we have complied with all covenants stipulated by the HSH Credit Facility agreement.

On January 23, 2007, we borrowed $98.0 million under the HSH Credit Facility as secured financing for 3400 Data Drive and Watergate Tower IV. See “Recent Developments and Subsequent Events” below for additional information regarding this borrowing.

Advances from affiliates

Certain costs and expenses associated with our organization and public offerings have been paid by our Advisor on our behalf. See “Financial Condition, Liquidity and Capital Resources — Payment of Offering Costs and Other Expenses” above for a discussion of these advances and our repayment of the same.

Our Advisor has also advanced funds to us to allow us to pay certain of our corporate-level operating expenses. During the year ended December 31, 2004, our Advisor advanced to or made payments on our behalf totaling $1.0 million. During the year ended December 31, 2005, our Advisor advanced to or made payments on our behalf totaling $2.2 million. During that period, our Advisor forgave approximately $1.7 million of amounts previously advanced to us to pay these expenses and we made repayments totaling $375,000. As of December 31, 2005 (after taking into account our Advisor’s forgiveness referred to above), we owed our Advisor approximately $1.0 million for these advances. For the year ended December 31, 2006, our Advisor had advanced to or made payments on our behalf totaling $1.6 million and we made repayments totaling $2.7 million. We did not receive any advances from our Advisor after June 30, 2006 and as of December 31, 2006, we had repaid our Advisor all amounts related to these advances.

To the extent that our operating expenses in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of Net Income (as defined in our Articles of Incorporation), our Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold, unless our independent directors determine that such excess was justified. For the years ended December 31, 2006 and 2005, we did not exceed this limitation.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have and intend to continue to declare distributions to shareholders as of daily record dates and aggregate and pay such distributions quarterly.

From January 1, 2006 through June 30, 2006, our board of directors declared distributions equal to $0.00164384 per share, per day. From July 1, 2006 through December 31, 2006, our board of directors declared distributions equal to $0.00170959 per share, per day. Additionally, our board of directors has declared distributions equal to $0.00170959 per share, per day through April 30, 2007. The distributions declared were set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends.

Aggregate distributions declared to our shareholders and minority interests related to the year ended December 31, 2006 were approximately $31.0 million. Our two primary sources of funding for our distributions are cash flows from operating activities and distributions from the Core Fund. When analyzing the amount of cash flow available to pay distributions, we also consider the impact of certain other factors, including our practice of financing acquisition fees and other acquisition-related cash flows, which are reductions of cash flows from operating activities in our statements of cash flows. The following table summarizes the primary sources and other factors we considered in our analysis of cash flows available to fund distributions to shareholders and minority interests (amounts are in thousands for the year ended December 31, 2006 and are approximate):

Cash flow from operating activities	$7,662
Distributions from the Core Fund(1)	$17,069
Cash acquisition fees(2)	$4,008
Acquisition-related items(3)	$7,649

(1)	Cash distributions earned during the year ended December 31, 2006 related to our investment in the Core Fund.

(2)	Acquisition fees paid to our Advisor reduce cash flows from operating activities in our consolidated statements of cash flows. However, we fund such payments with offering proceeds and related acquisition indebtedness as such payments are transaction costs associated with our acquisitions of real estate investments. As a result, we considered the payment of acquisition fees in our analysis of cash flow available to pay distributions.

(3)	Acquisition-related items include cash payments to settle net liabilities assumed upon acquisition of properties. These payments reduce cash flows from operating activities in our consolidated statements of cash flows. However, these payments are related to the acquisition, as opposed to the operations, of these properties, and we fund such payments with offering proceeds and acquisition-related indebtedness. As a result, we considered the payment of these items in our analysis of cash flow available to pay distributions. For the year ended December 31, 2006, these amounts consisted primarily of property tax liabilities assumed upon the acquisition of 321 North Clark.

Additionally, we typically use cash flows from financing activities such as offering proceeds or borrowings, rather than operating cash flows, to pay for deferred leasing costs, such as tenant incentive payments, leasing commissions and tenant improvements. For the year ended December 31, 2006, we paid approximately $2.3 million for deferred leasing costs, which were reflected as a reduction of cash flows from operating activities in our consolidated financial statements included elsewhere in this Form 10-K.

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

In our initial quarters of operations, such sources were insufficient to fund our distributions to shareholders and minority interests and to repay advances from our Advisor or its affiliates. As a result, in order to cover the shortfall in such quarters, we deferred reimbursement to our Advisor for advances made to us to pay certain of our corporate-level general and administrative expenses. In 2005, our Advisor forgave $1.7 million of such advances. No advances were received after June 30, 2006, and as of December 31, 2006, we owed no amounts to our Advisor related to such advances. Our Advisor is not obligated to either advance funds for the payment of our general and administrative expenses or defer reimbursements of such advances in future periods. Our Advisor’s refusal to advance funds for the payment of our general and administrative expenses (in the case we were to seek such advances in order to maintain certain distribution levels) and/or to defer reimbursements of such advances could have an adverse impact on our ability to pay distributions to our shareholders in future periods.

As noted above in “— General”, we are currently making real estate investments in an intensely competitive environment. Significant U.S. and foreign investment capital continues to flow into real estate capital markets, creating increased competition for acquisitions and continued upward pressure on prices of real estate investments, including high-quality office properties. Should this trend continue, which we expect it may, it will likely cause downward pressure on rates of return from our future real estate investments, and consequently, could cause downward pressure on the distributions payable to our shareholders.

To the extent our distributions exceed our tax-basis earnings and profits, a portion of these distributions will constitute a return of capital for federal income tax purposes. Approximately 23% and 24% of our distributions paid during the years ended December 31, 2006 and 2005, respectively, were taxable to shareholders as ordinary taxable income and the remaining portion was treated as return of capital. We expect that a portion of distributions paid in future years will also constitute a return of capital for federal income tax purposes, primarily as a result of non-cash depreciation deductions.

Results of Operations

We commenced the Initial Offering in June 2004; however, we did not receive and accept the minimum offering proceeds of $10.0 million until November 23, 2004. Our $28.4 million investment in the Core Fund was our only real estate investment as of December 31, 2004.

During the year ended December 31, 2005, we invested $99.9 million in the Core Fund and acquired direct interests in three office properties in June 2005, August 2005 and November 2005 with an aggregate acquisition cost of approximately $154.2 million. Accordingly, our results of operations for the year ended December 31, 2005 consisted primarily of organizational and offering expenses, general and administrative expenses and equity in earnings of the Core Fund. As of December 31, 2005, the Core Fund owned interests in ten office properties with an aggregate acquisition cost of approximately $1,691.1 million.

During the year ended December 31, 2006, we acquired direct interests in five additional office properties with an aggregate acquisition cost of approximately $680.8 million and invested an additional $209.3 million in the Core Fund. In addition, the Core Fund acquired interests in five additional office properties with an aggregate acquisition cost of approximately $1,200.2 million during this period.

As a result of the significant new investments made during the year ended December 31, 2006, as well as operating our direct properties owned on December 31, 2005 for the entire period, our results of operations for the years ended December 31, 2006 and 2005 are not directly comparable. As discussed below, increases in operating revenues and expenses as well as distributions from the Core Fund as discussed below are primarily attributable to our direct and indirect real estate acquisitions after December 31, 2005, in addition to the operation of existing properties for the full period.

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

Direct Investments

As discussed above, our initial direct property investments were made in June 2005, August 2005, and November 2005. Therefore, we had no rental revenue or expenses related to these properties for the year ended December 31, 2004 and only limited rental revenues and expenses related to these properties for the year ended December 31, 2005.

Rental revenues for the years ended December 31, 2006 and 2005 were approximately $61.4 million and $6.0 million, respectively. Property-level expenses, property taxes and property management fees for the years ended December 31, 2006 and 2005 were approximately $28.7 million and $3.0 million, respectively. Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was approximately $22.5 million and $3.3 million, respectively.

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

As of December 31, 2005, we had invested a total of approximately $128.2 million and owned an approximate 26.2% non-managing general partner interest in the Core Fund. Our equity in losses related to our investment in the Core Fund for the year ended December 31, 2005 was approximately $831,000. For the year ended December 31, 2005, the Core Fund had a net loss of approximately $3.1 million on revenues of approximately $200.7 million. The Core Fund’s net loss for the year ended December 31, 2005 included approximately $58.2 million of non-cash depreciation and amortization expenses. The distributions we earned from the Core Fund during the year ended December 31, 2005 totaled approximately $8.6 million.

As of December 31, 2006, we had invested a total of approximately $337.6 million and owned a 34.0% non-managing general partner interest in the Core Fund. Our equity in losses related to our investment in the Core Fund for the year ended December 31, 2006 was approximately $3.3 million. For the year ended December 31, 2006, the Core Fund had a net loss of approximately $9.9 million on revenues of approximately $279.9 million. The Core Fund’s net loss for the year ended December 31, 2006 included approximately

$87.7 million of non-cash depreciation and amortization expenses. The distributions we earned from the Core Fund during the year ended December 31, 2006 totaled approximately $17.1 million.

Asset Management and Acquisition Fees

Asset management fees for the years ended December 31, 2006, 2005 and 2004 were approximately $6.3 million, $1.7 million, and $42,000, respectively. Increases in asset management fees are the result of our having a larger portfolio of assets under management in each respective year. Acquisition fees for the years ended December 31, 2006, 2005, and 2004 were approximately $11.2 million, $3.5 million, and $776,000, respectively. Increases compared to the prior years are attributable to an increase in investment activity during each respective year.

These amounts include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest. See “Note 6 — Related Party Transactions” in our consolidated financial statements included elsewhere in this Form 10-K for a description of the Participation Interest.

General, Administrative and Other Expenses

General and administrative expenses for the years ended December 31, 2006, 2005 and 2004 were approximately $2.8 million, $2.2 million, and $618,000, respectively. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. In addition, as discussed above, our Advisor forgave approximately $1.7 million of advances to us to cover certain corporate-level general and administrative expenses during the year ended December 31, 2005. The increases in general and administrative expenses during the years ended December 31, 2006 and 2005 are primarily due to increased costs of shareholder communications and audit fees as the Company’s activities and shareholder base continue to grow. Additionally, general and administrative expenses for the year ended December 31, 2004 included start-up costs of approximately $430,000 that were not incurred in subsequent years.

Loss on Interest Rate Swap Contracts

During the year ended December 31, 2006, we entered into two interest rate swap transactions with HSH Nordbank. Changes in fair value of our interest rate swap contracts for the year ended December 31, 2006 resulted in a loss of approximately $5.3 million. This loss is based on the decrease in the fair value of our interest rate swaps for the year ended December 31, 2006, including fees of approximately $862,000 incurred upon entering into the swap transactions.

Interest Expense

Interest expense for the years ended December 31, 2006 and 2005 was approximately $18.3 million and $2.4 million, respectively. The increase in interest expense is primarily due to increased borrowings related to our acquisitions of directly-owned properties and our investments in the Core Fund during 2006. No interest expense was incurred during the year ended December 31, 2004.

Interest Income

Interest income for the years ended December 31, 2006 and 2005 was approximately $1.4 million and $98,000, respectively. The increase in interest income is primarily due to increased cash we held in short-term investments during delays between raising capital and acquiring real estate investments. No interest income was earned during the year ended December 31, 2004.

Loss Allocated to Minority Interests

As of December 31, 2006, 2005, and 2004, Hines REIT owned a 97.38%, 94.24%, and 64.29% interest in the Operating Partnership, respectively, and affiliates of Hines owned the remaining 2.62%, 5.76%, and 35.71% interests, respectively. We allocated losses of approximately $429,000, $635,000, and $6.5 million to the holders of these minority interests for the years ended December 31, 2006, 2005, and 2004, respectively.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer-manager fees, asset and property management fees, construction management fees, reimbursement of organizational and offering costs, and reimbursement of certain operating costs, as described previously.

Off-Balance Sheet Arrangements

As of December 31, 2006 and 2005, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2006. Specifically included are our obligations under long-term debt agreements, operating lease agreements and outstanding purchase obligations (in thousands):

	Payments Due by Period
	Less Than			More Than
Contractual Obligation	1 Year	1-3 Years	3-5 Years	5 Years

Notes payable(1)	$—	$253,000	$45,000	$185,000
Interest payments under outstanding notes payable(2)	28,632	142,936	70,081	234,667
Obligation to purchase the Laguna Buildings	118,000	—	—	—
Obligation to purchase Atrium on Bay	215,600	—	—	—
Derivative Instruments	5,000	10,291	10,291	25,873

Total Contractual Obligations	$367,232	$406,227	$125,372	$445,540

(1)	Notes payable includes amounts outstanding under our Revolving Credit Facility, mortgage agreements related to Airport Corporate Center and 1515 S Street, and our HSH Credit Facility.

(2)	As of December 31, 2006 the amount outstanding under our Revolving Credit Facility was $162.0 million and the weighted average rate on outstanding loans was 6.73%. No scheduled principal payments are required until the maturity date of October 31, 2009

Recent Developments and Subsequent Events

On January 3, 2007, we acquired six office buildings located in Redmond, Washington (the “Laguna Buildings”). Four of the buildings (Buildings 1-4) were constructed in the 1960’s, while the remaining two buildings were constructed in 1998 and 1999, respectively. The buildings have an aggregate of approximately 465,000 square feet of rentable area that is 100% leased. Honeywell Industries, Inc., an industrial products company, leases 255,905 square feet, or approximately 55% of the buildings’ rentable area, under a lease that expires in 2012 and also leases 104,443 square feet, or approximately 23% of the buildings’ rentable area, under a lease that expires in 2009 and provides options to renew for two additional five-year terms. Microsoft Corporation leases 104,353 square feet, or approximately 22% of the buildings’ rentable area under a lease that expires in 2011. The contract purchase price of the Laguna Buildings was approximately $118.0 million, exclusive of transaction costs, financing fees and working capital reserves.

On January 23, 2007, we borrowed $98.0 million under our HSH Credit Facility. The borrowing was used to repay amounts owed under our Revolving Credit Facility. The $98.0 million borrowing is secured by mortgages or deeds of trust and related assignments and security interests on two of our directly owned properties: 3400 Data Drive in Rancho Cordova, California and Watergate Tower IV in Emeryville, California. The subsidiaries that directly own such properties are the borrowers under the loan documents. The borrowing matures on January 12, 2017 and bears interest at a variable rate based on one-month LIBOR plus a margin of 0.40%. The interest rate on such borrowing has been effectively fixed at 5.2505% as a result of an interest rate swap agreement we entered into with HSH Nordbank.

On February 26, 2007, we acquired Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada. Atrium on Bay is comprised of three office towers, a two-story retail mall, and a two-story parking garage, and was constructed in 1984. The buildings consist of 1,079,870 square feet of rentable area and are 86% leased to a variety of office and retail tenants. The Canadian Imperial Bank of Commerce, a financial institution, leases 372,733 square feet, or approximately 35% of the rentable area, through leases that expire in 2011, 2013 and 2016. The balance of the complex is leased to 31 office tenants, 57 retail tenants and 4 other tenants, none of which leases more than 10% of the rentable area of the complex. The contract purchase price of Atrium on Bay was approximately $250.0 million CAD (approximately $215.6 million USD as of February 26, 2007), exclusive of transaction costs, financing fees and working capital reserves.

On February 26, 2007, we entered into a $190.0 million CAD (approximately $163.9 million USD as of February 26, 2007) mortgage loan with Capmark Finance, Inc. (“Capmark”) in connection with our acquisition of Atrium on Bay. The Capmark loan bears interest at an effective fixed rate of 5.33%, has a 10-year term and is secured by Atrium on Bay. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is not recourse to Hines REIT or the Operating Partnership.

On February 27, 2007, we entered into a forward interest rate swap contract with HSH Nordbank with a notional amount of $119.0 million. The contract, which has an effective date of May 1, 2007 and a 10-year term, was entered into as an economic hedge against the variability of future interest rates on variable interest rate debt. Under the agreement, we will pay a fixed rate of 4.955% in exchange for receiving floating interest rate payments based on one-month LIBOR. We anticipate that on or about May 1, 2007, we will pay down amounts outstanding under our Revolving Credit Facility with additional borrowings under our HSH Credit Facility. We expect that the $119 million borrowing will have an effective fixed interest rate of 5.355% as a result of this swap agreement and will be secured by mortgages or deeds of trust and related assignments and security interests on the Daytona and Laguna Buildings.

On March 27, 2007, we entered into a contract to acquire Seattle Design Center, a mixed-use office and retail complex located near the central business district of Seattle, Washington. Seattle Design Center is comprised of a two-story building constructed in 1973 and a five-story building with an underground parking garage, constructed in 1983. The buildings consist of 390,684 square feet of rentable area and are 90% leased to a variety of office and retail tenants. The contract purchase price of Seattle Design Center is approximately $57.0 million, exclusive of transaction costs, financing fees and working capital reserves and the acquisition is expected to close on or about June 22, 2007.

On March 29, 2007, an affiliate of Hines entered into a contract (the “Purchase Agreement”) to acquire a portfolio of office buildings in Sacramento, California (the “Sacramento Properties”) on behalf of an indirect subsidiary of the Core Fund, as well as acquire certain other properties on behalf of another affiliate of Hines. The Sacramento Properties consist of approximately 1.4 million square feet and are located in and around the Sacramento metropolitan area. The contract purchase price of the Sacramento Properties is expected to be approximately $490.2 million, exclusive of transaction costs, financing fees and working capital reserves, and the transaction is expected to close on or about May 1, 2007. Additionally, the indirect subsidiary of the Core Fund has entered into an unconditional guaranty to pay a termination fee in the amount of approximately $49.0 million in the event that the acquisition of any of the properties subject to the Purchase Agreement does not close (including the failure to purchase any of the properties to be acquired by the other affiliate of Hines). There are no financing or due diligence conditions to the closing of this transaction.

From January 1, 2007 through March 16, 2007, we have received gross offering proceeds of approximately $138.8 million from the sale of 13.4 million common shares, including approximately $6.7 million of gross proceeds relating to 674,000 shares sold under our dividend reinvestment plan. As of March 16, 2007, 1,594.5 million common shares remained available for sale to the public pursuant to the Current Offering, exclusive of 184.0 million common shares available under our dividend reinvestment plan.

From January 1, 2007 through March 16, 2007, we incurred borrowings totaling $112.7 million under our Revolving Credit Facility and made principal payments totaling $142.0 million, and the remaining principal amount due under this obligation was $132.7 million as of March 16, 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks relating to changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk we are exposed to is interest rate risk.

We are exposed to the effects of interest rate changes primarily through variable-rate debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows, and to use derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2006, we had $185 million of debt outstanding under the HSH Credit Facility, and as a result of the interest rate swap agreement entered into with HSH Nordbank, the debt effectively bears interest at a fixed rate of 5.8575%. The HSH Credit Facility provides that we must purchase interest-rate protection for any future borrowings under the facility.

Our total variable rate debt outstanding as of December 31, 2006 consisted of $162.0 million in borrowings under our Revolving Credit Facility. This debt is subject to a variable rate through its maturity date on September 8, 2008. An increase in the variable interest rate would increase our interest payable on debt outstanding under the Revolving Credit Facility and therefore decrease our cash flows available for distribution to shareholders. Based on our variable rate debt outstanding as of December 31, 2006, a 1% change in interest rates would result in a change in interest expense of approximately $1.6 million per year.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Real Estate Investment Trust, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 29, 2007

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
	(In thousands)

ASSETS
Investment property, at cost:
Buildings and improvements, net	$511,961	$79,461
In-place leases, net	120,765	25,699
Land	165,603	38,417

Total investment property	798,329	143,577
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	307,553	118,575
Cash and cash equivalents	23,022	6,156
Restricted cash	2,483	—
Distributions receivable	5,858	3,598
Forward interest rate swap contract	1,511	—
Straight-line rent receivable	3,423	277
Tenant and other receivables	1,749	808
Acquired above-market leases, net	36,414	15,100
Deferred offering costs	—	1,222
Deferred leasing costs, net	17,189	1,656
Deferred financing costs, net	5,412	851
Other assets	10,719	5,514

TOTAL ASSETS	$1,213,662	$297,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$28,899	$4,281
Unaccepted subscriptions for common shares	2,325	1,168
Due to affiliates	8,954	10,856
Acquired below-market leases, net	15,814	8,719
Other liabilities	4,163	902
Interest rate swap contract	5,955	—
Participation interest liability	11,801	3,022
Distributions payable	11,281	3,209
Notes payable	481,233	74,900

Total liabilities	570,425	107,057
Minority interest	652	2,193
Commitments and Contingencies Shareholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2006 and 2005	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2006 and 2005; 80,217 and 23,046 common shares issued and outstanding as of December 31, 2006 and 2005, respectively	80	23
Additional paid-in capital	692,780	199,846
Retained deficit	(50,275)	(11,785)

Total shareholders’ equity	642,585	188,084

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,213,662	$297,334

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues:
Rental revenue	$61,422	$6,005	$—
Other revenue	2,508	242	—

Total revenues	63,930	6,247	—
Expenses:
Property operating expenses	17,584	2,184	—
Real property taxes	9,624	688	—
Property management fees	1,527	167	—
Depreciation and amortization	22,478	3,331	—
Asset management and acquisition fees	17,559	5,225	818
Organizational and offering expenses	5,760	1,736	14,771
Reversal of accrued organizational and offering expenses	—	(8,366)	—
General and administrative expenses	2,819	2,224	618
Forgiveness of related party payable	—	(1,730)	—
Other start-up costs	—	—	410

Total expenses	77,351	5,459	16,617

Income (loss) before equity in (losses) earnings, interest expense, interest income and loss allocated to minority interests	(13,421)	788	(16,617)

Equity in (losses) earnings of Hines-Sumisei U.S. Core Office Fund, L.P.	(3,291)	(831)	68
Interest expense	(18,310)	(2,447)	—
Interest income	1,409	98	—
Loss on derivative instruments	(5,306)	—	—
Loss allocated to minority interests	429	635	6,541

Net loss	$(38,490)	$(1,757)	$(10,008)

Basic and diluted loss per common share:
Loss per common share	$(0.79)	$(0.16)	$(60.40)

Weighted average number common shares outstanding	48,468	11,061	166

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2006, 2005 and 2004

					Additional		Shareholders’
	Preferred		Common		Paid-In	Retained	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(In thousands)

BALANCE, January 1, 2004	—	$—	1	$—	$10	$(20)	$(10)
Issuance of common shares	—	—	2,072	2	20,583	—	20,585
Distributions declared	—	—	—	—	(99)	—	(99)
Selling commissions and dealer manager fees	—	—	—	—	(1,583)	—	(1,583)
Other offering costs	—	—	—	—	(9,196)	—	(9,196)
Net loss	—	—	—	—	—	(10,008)	(10,008)

BALANCE, December 31, 2004	—	—	2,073	2	9,715	(10,028)	(311)

Issuance of common shares	—	—	20,973	21	207,642	—	207,663
Distributions declared	—	—	—	—	(6,637)	—	(6,637)
Selling commissions and dealer manager fees	—	—	—	—	(15,055)	—	(15,055)
Other offering costs, net	—	—	—	—	4,181	—	4,181
Net loss	—	—	—	—	—	(1,757)	(1,757)

BALANCE, December 31, 2005	—	—	23,046	23	199,846	(11,785)	188,084

Issuance of common shares	—	—	57,422	57	581,948	—	582,005
Redemption of common shares	—	—	(251)	—	(2,341)	—	(2,341)
Distributions declared	—	—	—	—	(29,840)	—	(29,840)
Selling commissions and dealer manager fees	—	—	—	—	(47,220)	—	(47,220)
Other offering costs, net	—	—	—	—	(9,613)	—	(9,613)
Net loss	—	—	—	—	—	(38,490)	(38,490)

BALANCE, December 31, 2006	—	$—	80,217	$80	$692,780	$(50,275)	$642,585

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,490)	$(1,757)	$(10,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,130	4,633	—
Non-cash director compensation expense	31	40	—
Equity in losses (earnings) of Hines-Sumisei U.S. Core Office Fund, L.P.	3,291	831	(68)
Loss allocated to minority interests	(429)	(635)	(6,541)
Loss on derivative instrument	5,306	—	—
Accrual of organizational and offering expenses	5,760	1,736	14,771
Reversal of accrual of organizational and offering expenses	—	(8,366)	—
Forgiveness of related party payable	—	(1,730)	—
Net change in operating accounts	7,063	3,473	673

Net cash provided by (used in) operating activities	7,662	(1,775)	(1,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	(209,339)	(99,853)	(28,361)
Distributions received from Hines-Sumisei U.S. Core Office Fund, L.P. in excess of equity in earnings	14,809	5,278	—
Investments in investment property	(572,333)	(145,835)	—
Additions to other assets	(8,858)	(5,027)	—
Increase in restricted cash	(2,483)	—	—
Investment in acquired out-of-market leases	(14,483)	(7,132)	—

Net cash used in investing activities	(792,687)	(252,569)	(28,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in escrowed investor proceeds	—	100	(100)
(Increase) decrease in escrowed investor proceeds liability	—	(100)	100
Increase in unaccepted subscriptions for common shares	1,157	606	562
Proceeds from issuance of common stock	568,465	205,506	20,585
Redemptions of common shares	(2,341)	—	—
Payments of selling commissions and dealer manager fees	(47,444)	(14,283)	(1,246)
Payments of organizational and offering expenses	(17,497)	(6,000)	—
Proceeds from advances from affiliate	1,602	2,173	958
Payment on advances from affiliate	(2,685)	(375)	—
Distributions paid to shareholders and minority interests	(9,372)	(2,242)	—
Proceeds from notes payable	805,220	222,600	—
Payments on notes payable	(488,120)	(147,700)	—
Increase in security deposit liability, net	11	—	—
Additions to deferred financing costs	(6,243)	(1,321)	—
Payments related to forward interest swap	(862)	—	—
Capital contribution from minority partner in consolidated partnership	—	—	10,000

Net cash provided by financing activities	801,891	258,964	30,859

Net change in cash and cash equivalents	16,866	4,620	1,325
Cash and cash equivalents, beginning of period	6,156	1,536	211

Cash and cash equivalents, end of period	$23,022	$6,156	$1,536

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

Public Offering

On June 18, 2004, Hines REIT commenced its initial public offering, pursuant to which it offered a maximum of 220 million common shares for sale to the public (the “Initial Offering”). The Initial Offering expired on June 18, 2006. On June 19, 2006, the Company commenced its current public offering (the “Current Offering”), pursuant to which it is offering a maximum of $2.2 billion in common shares.

The following table summarizes the activity from our offerings for the years ended December 31, 2006, 2005 and 2004 (in millions):

	Initial Public Offering				Current Public Offering				All Offerings
Year Ended	# of Shares		Proceeds		# of Shares		Proceeds		# of Shares	Proceeds

12/31/2004	2.1		$20.6		—		$—		2.1	$20.6
12/31/2005	21.0	(1)	207.7	(1)	—		—		21.0	207.7
12/31/2006	30.1	(2)	299.2	(2)	27.3	(2)	282.7	(2)	57.4	581.9

Total	53.2		$527.5		27.3		$282.7		80.5	$810.2

(1)	Amounts include $2.1 million of gross proceeds relating to approximately 223,000 shares issued under our dividend reinvestment plan.

(2)	Amounts include $13.5 million of gross proceeds relating to approximately 1.4 million shares issued under our dividend reinvestment plan.

As of December 31, 2006, approximately $1,726.6 million in common shares remained available for sale pursuant to our Current Offering, exclusive of approximately $190.7 million in common shares available under our dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of December 31, 2006 and 2005, Hines REIT owned a 97.38% and 94.24%, respectively, general partner interest in the Operating Partnership.

From January 1 through March 16, 2007, Hines REIT received gross offering proceeds of approximately $138.8 million from the sale of 13.4 million common shares, including approximately $6.7 million relating to 674,000 shares sold under Hines REIT’s dividend reinvestment plan. As of March 16, 2007, 1,594.5 million common shares remained available for sale to the public pursuant to the Offering, exclusive of 184.0 million common shares available under the dividend reinvestment plan.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 1.34% and 4.53% interest in the Operating Partnership as of December 31, 2006 and 2005, respectively. As a result of HALP Associates Limited Partnership’s (“HALP”) ownership of the Participation Interest (see Note 6), HALP’s percentage ownership in the Operating Partnership was 1.28% and 1.23% as of December 31, 2006 and 2005, respectively.

Investment Property

As of December 31, 2006, the Company held direct and indirect investments in 23 office properties located in 17 cities throughout the United States. The Company’s interests in 15 of these properties are owned indirectly through the Company’s investment in the Core Fund (as defined in Note 3). As of December 31, 2006 and 2005, the Company owned an approximate 34.0% and 26.2% non-managing general partner interest in the Core Fund, respectively. See further discussion in Note 3.

On January 3, 2007, the Company acquired a direct investment in an office complex located in Redmond, Washington and on February 26, 2007, the Company acquired a direct investment in a mixed-use office and retail complex located in Toronto, Canada (see Note 10).

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

The Company evaluates the need to consolidate joint ventures based on standards set forth in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities “FIN 46” and American Institute of Certified Public Accountants’ Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, as amended by Emerging Issues Task Force 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. In accordance with this accounting literature, the Company will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Company will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. As of December 31, 2006, the Company has no unconsolidated interests in joint ventures, other than its interest in the Core Fund.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has determined that it has one reportable segment, with activities related to investing in office properties. The Company’s investments in real estate generate rental revenue and other income through the leasing of office properties, which constituted 100% of the Company’s total consolidated revenues for the year ended December 31, 2006. The Company’s investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of the Company’s office properties has similar economic characteristics, tenants, and products and services, the Company’s office properties have been aggregated into one reportable segment for the years ended December 31, 2006, 2005 and 2004.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Property

Real estate assets we own directly are stated at cost less accumulated depreciation, which in the opinion of management, does not exceed the individual property’s fair value. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized. Maintenance and repair costs are expensed as incurred.

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At December 31, 2006, management believes no such impairment has occurred.

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage notes payable. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.

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

Acquired above-and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

As of December 31, 2006, the Company had restricted cash of approximately $2.5 million related to certain escrows required by one of our mortgage agreements.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner of the tenant improvements for accounting purposes, determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner of the tenant improvements for accounting purposes, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes the lessee is the owner of the tenant improvements for accounting purposes, then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include: 1) whether the lease stipulates how and on what a tenant improvement allowance may be spent; 2) whether the tenant or landlord retains legal title to the improvements; 3) the uniqueness of the improvements; 4) the expected economic life of the tenant improvements relative to the length of the lease; and 5) who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, the Company considers all of the above factors. No one factor, however, necessarily establishes our determination.

Tenant inducement amortization was approximately $685,000 and $81,000 for the years ended December 31, 2006 and 2005, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $137,000 as amortization expense related to other direct leasing costs for the year ended December 31, 2006. There was no amortization expense related to other direct leasing costs for the years ended December 31, 2005 and 2004.

Interest Rate Swap Contracts

During the year ended December 31, 2006, the Company entered into two forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). Both swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank.

The first swap transaction had a notional amount of $185.0 million, a 10-year term, and was effective on August 1, 2006. This agreement has effectively fixed the interest rate at 5.8575% for the $185.0 million in borrowings under the credit facility with HSH Nordbank that closed August 1, 2006. See Note 4 for additional information.

The second swap transaction had a notional amount of $98.0 million, a 10-year term, and was effective on January 12, 2007 (as amended). This agreement has effectively fixed the interest rate at 5.2505% for the

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$98.0 million borrowing under the credit facility with HSH Nordbank that closed January 23, 2007. See Note 10 for additional information.

The Company has not designated either of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheet as of December 31, 2006. The loss resulting from the decrease in the fair value of the interest rate swaps for the year ended December 31, 2006 of approximately $5.3 million, which includes fees of $862,000 incurred upon entering into these swap transactions, has been recorded in loss on interest rate swap contract in the consolidated statements of operations for the year ended December 31, 2006.

The Company will mark the interest rate swap contracts to their estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in the consolidated statements of operations.

Deferred Financing Costs

Deferred financing costs as of December 31, 2006 and 2005 consist of direct costs incurred in obtaining debt financing (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2006 and 2005, approximately $967,000 and $470,000, respectively, was amortized and recorded in interest expense in the accompanying consolidated statements of operations.

Other Assets

Other assets primarily consists of prepaid insurance, earnest money deposits paid in connection with future acquisitions and capitalized acquisition costs that have not yet been applied to investments in real estate assets. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods. Other assets includes the following:

	December 31,	December 31,
	2006	2005
	(In thousands)

Property acquisition escrow deposit	$8,858	$5,000
Prepaid insurance	353	110
Mortgage loan deposits	924	—
Other	584	404

Total	$10,719	$5,514

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares includes proceeds related to subscriptions which had not been accepted by the Company as of December 31, 2006 and 2005.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to Affiliates

Due to affiliates includes the following:

	December 31,	December 31,
	2006	2005
	(In thousands)

Organizational and offering costs related to the Initial Offering	$—	$6,900
Organizational and offering costs related to the Current Offering	4,992	1,478
Dealer manager fees and selling commissions	885	1,108
Asset management, acquisition fees and property-level fees and reimbursements	3,077	325
General, administrative and other expenses	—	1,045

Total	$8,954	$10,856

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

As of December 31, 2006, 2005 and 2004, the Advisor had incurred on behalf of the Company organizational and offering costs related to the Initial Offering of approximately $43.3 million, $36.8 million and $24.0 million, respectively (of which approximately $23.0 million, $20.4 million, and $14.8 million as of December 31, 2006, 2005 and 2004, respectively, relates to the Advisor or its affiliates). These amounts include approximately $24.2 million, $21.3 million and $14.8 million as of December 31, 2006, 2005 and 2004, respectively, of organizational and internal offering costs, and approximately $19.1 million, $15.5 million and $9.2 million as of December 31, 2006, 2005 and 2004, respectively, of third-party offering costs, such as legal and accounting fees and printing costs.

As described above, the Company’s obligation to reimburse the Advisor for organizational and offering costs related to the Initial Offering was limited by the amount of gross proceeds raised from the sale of the Company’s common shares in the Initial Offering. Amounts of organizational and offering costs recorded in the Company’s financial statements in periods ending on or before June 30, 2006 were based on estimates of gross proceeds to be raised through the end of the Initial Offering period. Such estimates were based on highly subjective factors including the number of retail broker-dealers signing selling agreements with the Company’s Dealer Manager, Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”), anticipated market share penetration in the retail broker-dealer network and the Dealer Manager’s best estimate of the growth rate in sales.

Based on actual gross proceeds raised in the Initial Offering, the total amount of organizational and offering costs the Company was obligated to reimburse the Advisor related to the Initial Offering is

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $16.0 million. As a result of amounts recorded in prior periods, during the year ended December 31, 2006, organizational and internal offering costs related to the Initial Offering totaling approximately $1.0 million incurred by the Advisor were expensed and included in the accompanying consolidated statements of operations and third-party offering costs related to the Initial Offering of approximately $2.0 million were offset against additional paid-in capital in the accompanying consolidated statement of shareholders’ equity (deficit). During the year ended December 31, 2006, organizational and internal offering costs related to the Initial Offering totaling approximately $1.9 million and third-party offering costs related to the Initial Offering totaling approximately $1.5 million were incurred by the Advisor but were not recorded in the consolidated condensed financial statements because the Company will not be obligated to reimburse the Advisor for these costs.

For the year ended December 31, 2005, organizational and internal offering costs related to the Initial Offering of approximately $1.5 million were expensed and included in the accompanying consolidated statement of operations, and third-party offering costs of approximately $1.1 million were offset against additional paid-in capital on the accompanying consolidated statement of shareholders’ equity (deficit). For the year ended December 31, 2005, organizational and offering costs related to the Initial Offering totaling approximately $10.2 million incurred by the Advisor (including approximately $5.0 million of organizational and internal offering costs and approximately $5.2 million of third-party offering costs) were not recorded in the accompanying consolidated financial statements because management determined that the Company would not be obligated to reimburse the Advisor for these costs.

Current Offering

The Company commenced the Current Offering on June 19, 2006. Certain organizational and offering costs associated with the Current Offering have been paid by the Advisor on the Company’s behalf. Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manager fees, do not exceed 15% of gross proceeds from the Current Offering. As of December 31, 2006 and 2005, the Advisor had incurred on the Company’s behalf organizational and offering costs in connection with the Current Offering of approximately $12.6 million and $1.5 million, respectively (of which approximately $4.7 million and $256,000, respectively relates to the Advisor or its affiliates). These amounts include approximately $4.7 million and $256,000 of internal offering costs, which have been expensed in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005, respectively. Approximately $7.6 million of third-party offering costs for the years ended December 31, 2006 have been offset against net proceeds of the Current Offering within additional paid-in capital.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of approximately $3.4 million and $277,000 as of December 31, 2006 and 2005, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement. There was no rental revenue for the year ended December 31, 2004 as the Company did not own a direct interest in any properties during that period.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock annually. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (as amended), the Company recognizes the expense related to these shares over the vesting period. During each of the years ended December 31, 2006, 2005 and 2004, the Company granted 3,000 restricted shares of common stock to its independent board members. For the years ended December 31, 2006, 2005 and 2004, the Company amortized approximately $31,000, $40,000 and $6,000 of related compensation expense, respectively. Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of income. The standard requires that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the period of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company adopted this standard on January 1, 2006 and the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Income Taxes

Hines REIT made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2004. In addition, as of December 31, 2006 and 2005 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for federal income taxes for the years ended December 31, 2006, 2005 and 2004 in the accompanying consolidated financial statements.

During 2006, the state of Texas enacted new tax legislation that restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax under SFAS No. 109, Accounting for Income Taxes. The Company believes the impact of this legislation was not material to the Company for the year ended December 31, 2006. Accordingly, it has not recorded deferred income taxes in its accompanying consolidated financial statements for the year ended December 31, 2006.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 2006 and 2005. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2006 and 2005, management estimated that the carrying value of cash and cash equivalents, restricted cash, distributions receivable, accounts receivable, accounts payable and accrued expenses, distributions payable and notes payable were recorded at amounts which reasonably approximated fair value. Excluding notes payable, the primary factor in determining the fair value of the financial statement items listed above was the short-term nature of the items. The fair value of notes payable was determined based upon interest rates available for the issuance of debt with similar terms and maturities.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the Company to recognize in its financial statements the impact of a tax position, if the position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has assessed the potential impact of FIN 48 and does not anticipate its adoption will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. The Company will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management does not anticipate the adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. Management has not decided if it will early adopt SFAS No. 159 or if it will choose to measure any eligible financial assets and liabilities at fair value.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments

The following table provides summary information regarding the properties in which the Company owned interests as of December 31, 2006. All assets which are 100% owned by the Company are referred to as “directly-owned properties”. All other properties are owned indirectly through the Company’s investment in the Core Fund as discussed below.

		Leasable	Percent	Our Effective
Property	City	Square Feet	Leased	Ownership(1)
		(Unaudited)	(Unaudited)

321 North Clark	Chicago, Illinois	885,664	94%	100%
Citymark	Dallas, Texas	218,096	100%	100%
Watergate Tower IV	Emeryville, California	344,433	100%	100%
Airport Corporate Center	Miami, Florida	1,018,627	95%	100%
3400 Data Drive	Rancho Cordova, California	149,703	100%	100%
Daytona Buildings	Redmond, Washington	250,515	100%	100%
1515 S Street	Sacramento, California	348,881	100%	100%
1900 and 2000 Alameda	San Mateo, California	253,377	75%	100%

Total for Directly-Owned Properties		3,469,296	95%

One Atlantic Center	Atlanta, Georgia	1,100,312	82%	30.95%
Three First National Plaza	Chicago, Illinois	1,419,079	92%	24.76%
333 West Wacker	Chicago, Illinois	845,247	90%	24.70%
One Shell Plaza	Houston, Texas	1,228,160	97%	15.47%
Two Shell Plaza	Houston, Texas	566,960	94%	15.47%
425 Lexington Avenue	New York, New York	700,034	100%	13.81%
499 Park Avenue	New York, New York	288,184	100%	13.81%
600 Lexington Avenue	New York, New York	281,072	100%	13.81%
Riverfront Plaza	Richmond, Virginia	949,873	99%	30.95%
525 B Street	San Diego, California	447,159	89%	30.95%
The KPMG Building	San Francisco, California	379,328	96%	30.95%
101 Second Street	San Francisco, California	388,370	99%	30.95%
720 Olive Way	Seattle, Washington	300,710	82%	24.70%
1200 19th Street	Washington, D.C.	234,718	100%	13.81%
Warner Center	Woodland Hills, California	808,274	98%	24.70%

Total for Core Fund Properties		9,937,480	94%

Total for All Properties		13,406,776	94%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2006, Hines REIT owned a 97.38% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.62% interest in the Operating Partnership. We own interests in all of the properties other than those identified above as being owned 100% by us through our interest in the Core Fund, in which we owned an approximate 34.0% non-managing general partner interest as of December 31, 2006. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 91.0%.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Direct real estate investments

Summarized below is certain information about the eight office properties the Company owned directly as of December 31, 2006:

			Date Built/
Market	Property	Date Acquired	Renovated(1)
			(Unaudited)

San Mateo, California	1900 and 2000 Alameda	June 2005	1983, 1996 (2)
Dallas, Texas	Citymark	August 2005	1987
Sacramento, California	1515 S Street	November 2005	1987
Miami, Florida	Airport Corporate Center	January 2006	1982-1996 (3)
Chicago, Illinois	321 North Clark	April 2006	1987
Rancho Cordova, California	3400 Data Drive	November 2006	1990
Emeryville, California	Watergate Tower IV	December 2006	2001
Redmond, Washington	Daytona Buildings	December 2006	2002

(1)	The date shown reflects the later of the building’s construction completion date or the date of the building’s most recent renovation.

(2)	1900 Alameda was constructed in 1971 and substantially renovated in 1996; 2000 Alameda was constructed in 1983.

(3)	Airport Corporate Center consists of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land development site.

On February 26, 2007, the Company acquired Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada. See Note 10 for additional information.

As of December 31, 2006, amounts of related accumulated depreciation and amortization were as follows (in thousands):

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases

Cost	$519,843	$137,344	$40,267	$19,046
Less: accumulated depreciation and amortization	(7,882)	(16,579)	(3,853)	(3,232)

Net	$511,961	$120,765	$36,414	$15,814

As of December 31, 2005, amounts of related accumulated depreciation and amortization were as follows (in thousands):

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases

Cost	$80,000	$28,490	$16,208	$9,075
Less: accumulated depreciation and amortization	(539)	(2,791)	(1,108)	(356)

Net	$79,461	$25,699	$15,100	$8,719

Amortization expense for the years ended December 31, 2006 and 2005 was approximately $15.0 million and $2.8 million, respectively, for in-place leases and $263,000 and $752,000, respectively, for out-of-market

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases, net. The weighted average lease life of in-place and out-of-market leases at December 31, 2006 and 2005 was 6 years and 7 years, respectively.

Anticipated amortization of in-place and out-of-market leases, net, for each of the following five years ended December 31 is as follows (in thousands):

	In-Place	Out-of-Market
	Leases	Leases, Net

2007	$22,066	$1,932
2008	20,439	2,074
2009	19,128	2,308
2010	13,621	1,924
2011	11,974	1,596

In connection with its direct investments, the Company has entered into non-cancelable lease agreements with tenants for office space. As of December 31, 2006, the approximate fixed future minimum rentals for each of the years ending December 31, 2007 through 2011 and thereafter were as follows:

Fixed Future
Minimum Rentals
(In thousands)

2007	$72,084
2008	67,021
2009	64,926
2010	49,351
2011	43,924
Thereafter	140,860

Total	$438,166

Approximately 10% of the rental revenue recognized during the year ended December 31, 2006 was earned from a state government agency, whose leases representing 10% of their space expire in October 2012 and whose remaining space expires in April 2013. No other tenant leased space representing more than 10% of the total rental revenue of the Company for the year ended December 31, 2006.

Investment in Hines-Sumisei U.S. Core Office Fund, L.P.

The Core Fund is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. During the year ended December 31, 2005, the Company acquired interests in the Core Fund totaling approximately $99.9 million, including purchases of approximately $81.5 million that were acquired from affiliates of Hines. The Company had invested $128.2 million and owned an approximate 26.2% non-managing general partner interest in the Core Fund as of December 31, 2005. During the year ended December 31, 2005, the Core Fund acquired controlling interests in two additional properties located in Chicago, Illinois and San Diego, California. As of December 31, 2005, the Core Fund had controlling interests in ten properties located in New York City, Washington, D.C., Houston, Texas, San Francisco, California, Chicago, Illinois and San Diego, California.

During the year ended December 31, 2006, the Company acquired additional interests in the Core Fund totaling approximately $209.3 million. The Company owned an approximate 34.0% non-managing general partner interest in the Core Fund as of December 31, 2006. During the year ended December 31, 2006, the Core Fund acquired controlling interests in five additional properties located in Chicago, Illinois, Seattle, Washington, Atlanta, Georgia, Los Angeles, California and Richmond, Virginia.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated condensed financial information of the Core Fund is summarized below:

Consolidated Condensed Balance Sheets of the Core Fund
as of December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
	(In thousands)

ASSETS
Cash	$67,557	$42,044
Investment property, net	2,520,278	1,382,493
Other assets	305,027	275,103

Total Assets	$2,892,862	$1,699,640

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$1,571,290	$915,030
Other liabilities	157,248	106,126
Minority interest	341,667	260,929
Partners’ capital	822,657	417,555

Total Liabilities and Partners’ Capital	$2,892,862	$1,699,640

Consolidated Condensed Statements of Operations of the Core Fund
For the Years Ended December 31, 2006, 2005 and 2004

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Revenues and interest income	$281,795	$201,604	$145,731
Operating expenses	(128,645)	(92,530)	(55,170)
Interest expense	(68,260)	(47,272)	(30,349)
Depreciation and amortization	(87,731)	(58,219)	(43,618)
Minority interest	(7,073)	(6,660)	(10,737)

Net (loss) income	$(9,914)	$(3,077)	$5,857

Of the total rental revenue of the Core Fund for the year ended December 31, 2006, approximately:

•	11% was earned from two affiliated tenants in the oil and gas industry, whose leases expire on December 31, 2015; and

•	36% was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027.

4.	Debt Financing

Revolving Credit Facility with KeyBank National Association

The Company is party to a credit agreement with KeyBank National Association (“KeyBank”), as administrative agent for itself and various other lenders named in the credit agreement, which provides for a

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving credit facility (the “Revolving Credit Facility”) with maximum aggregate borrowing capacity of up to $250.0 million. The Company established this facility to repay certain bridge financing incurred in connection with certain of its acquisitions and to provide a source of funds for future real estate investments and to fund its general working capital needs.

The Revolving Credit Facility has a maturity date of October 31, 2009, which is subject to extension at the election of the Company for two successive periods of one year each, subject to specified conditions. The Company may increase the amount of the facility to a maximum of $350.0 million upon written notice prior to May 8, 2008, subject to KeyBank’s ability to syndicate the additional amount. The facility allows, at the election of the Company, for borrowing at a variable rate or a LIBOR-based rate plus a spread ranging from 125 to 200 basis points based on prescribed leverage ratios. The weighted-average interest rate on outstanding borrowings was 6.73% and 6.22% as of December 31, 2006 and 2005.

In addition to customary covenants and events of default, the Revolving Credit Facility provides that it shall be an event of default under the agreement if the Company’s Advisor ceases to be controlled by Hines or if Hines ceases to be majority-owned and controlled, directly or indirectly, by Jeffrey C. Hines or certain members of his family. The amounts outstanding under this facility are secured by a pledge of the Operating Partnership’s equity interests in entities that directly or indirectly hold real property assets, including the Company’s interest in the Core Fund, subject to certain limitations and exceptions. The Company has entered into a subordination agreement with Hines and the Advisor, which provides that the rights of Hines and the Advisor to be reimbursed by the Company for organizational and offering and other expenses are subordinate to the Company’s obligations under the Revolving Credit Facility.

On September 9, 2005, the Company made its initial borrowing of $56.3 million under the Revolving Credit Facility to retire its term loan agreement with KeyBank, which was used to complete the acquisitions of 1900 and 2000 Alameda and Citymark. Additionally, it made borrowings totaling $84.3 million to complete the acquisition of 1515 S Street and to fund a capital contribution to the Core Fund. For the period from September 9, 2005 through December 31, 2005, the Company used proceeds from its public offering to make repayments under the Revolving Credit Facility totaling $65.7 million and the remaining principal amount due under this obligation as of December 31, 2005 was $74.9 million.

During the year ended December 31, 2006, the Company incurred borrowings of $410.2 million under the Revolving Credit Facility to complete several property acquisitions and to fund capital contributions to the Core Fund. During the year ended December 31, 2006, the Company used proceeds from its public offerings, proceeds from a mortgage loan secured by 1515 S Street and proceeds from a credit facility with HSH Nordbank (see below) to make repayments under the Revolving Credit Facility totaling $323.1 million and the remaining principal amount due under this obligation as of December 31, 2006 was $162.0 million. In addition, the Company has an outstanding letter of credit under its Revolving Credit Facility totaling approximately $336,000 at December 31, 2006 for a utility deposit at one of its directly-owned properties. As of December 31, 2006, the Company has complied with all covenants stipulated by the Revolving Credit Facility agreement.

From January 1, 2007 through March 16, 2007, the Company incurred borrowings totaling $112.7 million under the Revolving Credit Facility in connection with the acquisition of the Laguna Buildings on January 3, 2007 and other working capital needs. The Company used proceeds from the Current Offering to make repayments totaling $142.0 million, and the remaining principal amount due under this obligation was $132.7 million as of March 16, 2007.

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

On April 18, 2006, the Company entered into a mortgage agreement with Metropolitan Life Insurance Company in the principal amount of $45.0 million. The loan bears interest at a fixed rate of 5.68% per annum, matures and becomes payable on May 1, 2011 and is secured by 1515 S Street. The mortgage agreement contains customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company has executed a customary recourse carve-out guaranty of certain obligations under the mortgage agreement and the other loan documents.

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

On August 1, 2006, certain of the Company’s subsidiaries entered into a credit agreement with HSH Nordbank, as administrative agent for itself and the other lenders named in the credit agreement, which provides a secured credit facility in the maximum principal amount of $500.0 million, subject to certain borrowing limitations (the “HSH Credit Facility”). The total borrowing capacity under this credit facility is based upon a percentage of the appraised values of the properties that the Operating Partnership selects to serve as collateral. On August 1, 2006, the borrowers under the loan documents borrowed approximately $185.0 million under the HSH Credit Facility to repay amounts owed under the Operating Partnership’s then existing term loan and the Credit Facility and to pay certain fees and expenses related to the HSH Credit Facility. The loans under the HSH Credit Facility are secured initially by mortgages or deeds of trust and related assignments and security interests on three properties: 321 North Clark in Chicago, Illinois, Citymark in Dallas, Texas and 1900 and 2000 Alameda in San Mateo, California. The subsidiaries of the Operating Partnership that own such properties are the borrowers under the loan documents. The Operating Partnership has and may continue, at its election, to pledge newly acquired properties as security under the HSH Credit Facility for additional borrowings.

The initial $185.0 million borrowing has a term of ten years and bears interest at a variable rate, as described below. The effective fixed interest rate on such borrowing is 5.8575% as a result of an interest rate swap agreement the Operating Partnership entered into with HSH Nordbank on August 1, 2006. Future borrowings under the HSH Credit Facility must be drawn, if at all, between August 1, 2006 and July 31, 2009, and undrawn amounts will be subject to an unused facility fee of 0.15% per annum on the average daily outstanding undrawn loan amount during this period. For amounts drawn on the HSH Credit Facility after August 1, 2006, the Operating Partnership may select terms of five, seven or 10 years for the applicable borrowings. The outstanding balance of these loans will bear interest at a rate equal to: one-month LIBOR, plus an applicable margin of (1) 0.40% for amounts funded before August 1, 2007 that have 10-year terms, and (2) 0.45% for all other borrowings and maturities. The Operating Partnership is required to purchase

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate protection prior to borrowing any additional amounts under this facility, the effect of which is to secure it against fluctuations of LIBOR. The loans made under the HSH Credit Facility allow for prepayment, in whole or in part, subject to certain prepayment fees and breakage costs.

In connection with the closing of the HSH Credit Facility, the Operating Partnership provided customary non-recourse carve-out guarantees. Hines REIT also made certain limited guarantees with respect to the payment and performance of (1) specified tenant improvement and leasing commission obligations in the event the properties securing the loan fail to meet certain occupancy requirements and (2) specified major capital repairs with respect to the properties securing the loans.

The HSH Credit Facility provides that an event of default will exist under the agreement if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The HSH Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. As of December 31, 2006, the Company has complied with all covenants stipulated by the HSH Credit Facility agreement.

On January 23, 2007, the Company borrowed $98.0 million under the HSH Credit Facility. See Note 10 for additional information.

On February 26, 2007, the Company entered into a $190.0 million CAD mortgage loan with Capmark Finance, Inc. in connection with its acquisition of Atrium on Bay. See Note 10 for additional information.

On February 27, 2007, the Company entered into a forward interest rate swap contract with HSH Nordbank with a notional amount of $119.0 million. See Note 10 for additional information.

5.	Distributions

The Company’s board of directors began declaring distributions in November 2004, after it commenced business operations. The Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long its our board of directors decides this policy is in the best interests of its shareholders. The Company has made the following quarterly distributions to its shareholders for the years ended December 31, 2006 and 2005:

		Total
Distribution for the Quarter Ended	Date Paid	Distribution
		(In thousands)

December 31, 2006	January 16, 2007	$10,954
September 30, 2006	October 13, 2006	$8,754
June 30, 2006	July 14, 2006	$6,145
March 31, 2006	April 13, 2006	$3,987
December 31, 2005	January 13, 2006	$3,001
September 30, 2005	October 14, 2005	$2,009
June 30, 2005	July 15, 2005	$1,092
March 31, 2005	April 7, 2005	$535

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Related Party Transactions

Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. The Advisor earned cash acquisition fees totaling approximately $5.6 million, $1.8 million and $388,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which have been recorded as an expense in the accompanying consolidated statements of operations. See discussion of the Participation Interest below.

Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee is earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. The Advisor earned cash asset management fees totaling approximately $3.2 million, $850,000 and $21,000 during the years ended December 31, 2006, 2005 and 2004, respectively, which have been recorded as an expense in the accompanying consolidated statements of operations. See discussion of the Participation Interest below.

Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company reimburses the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. During the year ended December 31, 2004, the Advisor advanced to or made payments on the Company’s behalf totaling $1.0 million.

During the year ended December 31, 2005, the Advisor advanced to or made payments on the Company’s behalf totaling $2.2 million. During that period, the Advisor forgave approximately $1.7 million of amounts previously advanced to the Company to pay these expenses and the Company made repayments totaling $375,000. As of December 31, 2005 (after taking into account the Advisor’s forgiveness referred to above), the Company owed the Advisor approximately $1.0 million for these advances.

For the year ended December 31, 2006, the Advisor had advanced to or made payments on the Company’s behalf totaling $1.6 million and the Company made repayments totaling $2.7 million. No advances were received after June 30, 2006 and no amounts were owed to the Advisor as of December 31, 2006 related to these advances.

Reimbursement by the Advisor to the Company — The Advisor must reimburse the Company quarterly for any amounts by which operating expenses exceed, in any four consecutive fiscal quarters, the greater of (i) 2.0% of the Company’s average invested assets, which consists of the average book value of its real estate properties, both equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, or (ii) 25.0% of its net income (as defined by the Company’s Amended and Restated Articles of Incorporation), excluding the gain on sale of any of the Company’s assets, unless Hines REIT’s independent directors determine that such excess was justified. Operating expenses generally include all expenses paid or incurred by the Company as determined by generally accepted accounting principles, except certain expenses identified in Hines REIT’s Amended and Restated Articles of Incorporation. For the years ended December 31, 2006 and 2005, no such reimbursements were received by the Company.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dealer Manager Agreement

The Company has retained HRES, an affiliate of the Advisor, to serve as dealer manager for the Initial Offering and the Current Offering. The dealer manager agreement related to the Initial Offering provided that HRES would earn selling commissions equal to 6.0% of the gross proceeds from sales of common stock sold in the Company’s primary offering and 4.0% of gross proceeds from the sale of shares issued pursuant the Company’s dividend reinvestment plan, all of which was reallowed to participating broker dealers. On May 30, 2006, the Company executed a separate dealer manager agreement for the Current Offering providing that HRES will earn selling commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which is reallowed to participating broker dealers, and will earn no selling commissions related to shares issued pursuant to the dividend reinvestment plan. Both agreements also provide that HRES will earn a dealer manager fee equal to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which may be reallowed to participating broker dealers. HRES earned selling commissions of approximately $34.7 million, $10.5 million and $1.1 million and earned dealer manager fees of approximately $12.5 million, $4.5 million and $439,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which have been offset against additional paid-in capital in the accompanying consolidated condensed statement of shareholders’ equity.

Property Management and Leasing Agreements

The Company has entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which it directly invests. As compensation for its services, Hines receives the following:

•	A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. The Company incurred property management fees of approximately $1.5 million and $167,000 for the years ended December 31, 2006 and 2005, respectively. These amounts, net of payments, resulted in liabilities of approximately $312,000 and $31,000 as of December 31, 2006 and 2005, respectively, which have been included in the accompanying consolidated balance sheets. The Company incurred no property management fees for the year ended December 31, 2004.

•	A leasing fee of 1.5% of gross revenues payable over the term of each executed lease including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. The Company incurred leasing, construction management or redevelopment fees of $1.2 million during the year ended December 31, 2006, all of which were repaid by the end of the year. No such fees were incurred during the years ended December 31, 2005 and 2004.

•	The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’s duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses will be limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. The Company incurred reimbursable expenses of approximately $3.5 million and $405,000 for the years ended December 31, 2006 and 2005, respectively. These amounts, net of payments, resulted in liabilities of approximately $498,000 and $100,000 as of December 31, 2006 and 2005, respectively, which have been included in the accompanying consolidated balance sheets. The Company incurred no reimbursable expenses for the year ended December 31, 2004.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.28%, 1.23% and 1.38% as of December 31, 2006, 2005 and 2004, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.

As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled approximately $11.8 million and $3.0 million as of December 31, 2006 and 2005, respectively, and is included in the participation interest liability in the accompanying consolidated balance sheets. The related expense for asset management and acquisition fees of approximately $8.8 million, $2.6 million and $409,000 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in asset management and acquisition fees in the accompanying consolidated statements of operations.

Acquisition of Interests in the Core Fund

During the years ended December 31, 2006 and 2005, the Company acquired interests in the Core Fund totaling approximately $209.3 million and $99.9 million, respectively (of which $81.5 million and $28.4 million was acquired from affiliates of Hines for the years ended December 31, 2005 and 2004, respectively). The Company acquired the interests from affiliates of Hines at the same price at which the affiliates originally acquired the interests (in the form of limited partnership interests). See further discussion of the Company’s investment in the Core Fund in Note 3.

7.	Changes in Assets and Liabilities

The effect of changes in asset and liability accounts on cash flows from operating activities is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Changes in assets and liabilities:
Increase in other assets	$(166)	$(198)	$(47)
Increase in straight-line rent receivable	(3,146)	(277)	0
Increase in tenant and other receivables	(927)	(808)	0
Additions to deferred lease costs	(2,274)	(691)	0
Increase in accounts payable and accrued expenses	2,258	1,927	113
Increase in participation interest liability	8,779	2,613	409
Increase in other liabilities	(172)	780	0
Increase in due to affiliates	2,711	127	198

Changes in assets and liabilities	$7,063	$3,473	$673

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$15,371	$1,965	$—

Supplemental Schedule of Non-Cash Activities
Unpaid selling commissions and dealer manager fees	$885	$1,108	$337

Deferred offering costs offset against additional paid-in-capital	$9,613	$1,141	$9,013

Reversal of deferred offering costs offset against additional paid-in-capital	$—	$(5,321)	$—

Distributions declared and unpaid	$11,281	$3,209	$172

Distributions receivable	$5,858	$3,598	$—

Dividends reinvested	$13,509	$2,117	$—

Non-cash net assets acquired upon acquisition of property	$11,036	$1,072	$—

Accrual of deferred offering costs	$—	$1,222	$—

Accrual of deferred financing costs	$185	$—	$—

Assumption of mortgage upon acquisition of property	$88,495	$—	$—

Accrued deferred leasing costs	$15,062	$1,045	$—

Accrued additions to investment property	$163	$—	$—

9.	Commitments and Contingencies

On November 28, 2006, the Company entered into a contract to acquire the Laguna Buildings, a group of six office buildings located in Redmond, Washington. This acquisition was completed on January 3, 2007. See Note 10 for further discussion.

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, we committed to funding approximately $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, which will be paid in future periods. This amount has been recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2006.

On December 22, 2006, the Company entered into a contract to acquire Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada. This acquisition was completed on February 26, 2007. See Note 10 for further discussion.

On February 27, 2007, the Company entered into a forward interest rate swap contract with HSH Nordbank with a notional amount of $119.0 million. See Note 10 for additional information.

10.	Subsequent Events

On January 3, 2007, the Company acquired six office buildings located in Redmond, Washington (the “Laguna Buildings”). The buildings have an aggregate of approximately 465,000 square feet (unaudited) of

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rentable area that is 100% leased (unaudited). The contract purchase price of the Laguna Buildings was approximately $118.0 million, exclusive of transaction costs, financing fees and working capital reserves.

On January 23, 2007, the Company borrowed $98.0 million under its HSH Credit Facility. The borrowing was used to repay amounts owed under its existing credit facility with KeyBank. The $98.0 million borrowing is secured by mortgages or deeds of trust and related assignments and security interests on two of its directly owned properties: 3400 Data Drive in Rancho Cordova, California and Watergate Tower IV in Emeryville, California. The subsidiaries that directly own such properties are the borrowers under the loan documents. The borrowing matures on January 12, 2017 and bears interest at a variable rate based on one-month LIBOR plus a margin of 0.40%. The interest rate on such borrowing has been effectively fixed at 5.2505% as a result of an interest rate swap agreement the Company entered into with HSH Nordbank.

On February 26, 2007, the Company acquired Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada. Atrium on Bay is comprised of three office towers, a two-story retail mall, and a two-story parking garage. The buildings consist of 1,079,870 square feet (unaudited) of rentable area and are 86% (unaudited) leased to a variety of office and retail tenants. The contract purchase price of Atrium on Bay was approximately $250.0 million CAD (approximately $215.6 million USD as of February 26, 2007), exclusive of transaction costs, financing fees and working capital reserves.

On February 26, 2007, the Company entered into a $190.0 million CAD (approximately $163.9 million USD as of February 26, 2007) mortgage loan with Capmark Finance, Inc. (“Capmark”) in connection with its acquisition of Atrium on Bay. The Capmark loan bears interest at an effective fixed rate of 5.33%, has a 10-year term and is secured by Atrium on Bay. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is not recourse to Hines REIT.

On February 27, 2007, the Company entered into a forward interest rate swap contract with HSH Nordbank with a notional amount of $119.0 million. The contract, which has an effective date of May 1, 2007 and a 10-year term, was entered into as an economic hedge against the variability of future interest rates on variable interest rate debt. Under the agreement, the Company will pay a fixed rate of 4.955% in exchange for receiving floating interest rate payments based on one-month LIBOR. The Company anticipates that on or about May 1, 2007, it will pay down amounts outstanding under its Revolving Credit Facility with additional borrowings under its HSH Credit Facility. The Company expects that the $119 million borrowing will have an effective fixed interest rate of 5.355% as a result of this swap agreement and will be secured by mortgages or deeds of trust and related assignments and security interests on the Daytona and Laguna Buildings.

On March 27, 2007, the Company entered into a contract to acquire Seattle Design Center, a mixed-use office and retail complex located near the central business district of Seattle, Washington. Seattle Design Center is comprised of a two-story building and a five-story building with an underground parking garage. The buildings consist of 390,684 square feet (unaudited) of rentable area and are 90% (unaudited) leased to a variety of office and retail tenants. The contract purchase price of Seattle Design Center is approximately $57.0 million, exclusive of transaction costs, financing fees and working capital reserves and the acquisition is expected to close on or about June 22, 2007.

On March 29, 2007, an affiliate of Hines entered into a contract (the “Purchase Agreement”) to acquire a portfolio of office buildings in Sacramento, California (the “Sacramento Properties”) on behalf of an indirect subsidiary of the Core Fund, as well as acquire certain other properties on behalf of another affiliate of Hines. The Sacramento Properties consist of approximately 1.4 million square feet (unaudited) and are located in and around the Sacramento metropolitan area. The contract purchase price of the Sacramento Properties is expected to be approximately $490.2 million, exclusive of transaction costs, financing fees and working capital

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserves, and the transaction is expected to close on or about May 1, 2007. Additionally, the indirect subsidiary of the Core Fund has entered into an unconditional guaranty to pay a termination fee in the amount of approximately $49.0 million in the event that the acquisition of any of the properties subject to the Purchase Agreement does not close (including the failure to purchase any of the properties to be acquired by the other affiliate of Hines). There are no financing or due diligence conditions to the closing of this transaction.

11.	Quarterly Financial data (unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2006:

					For the
	For the Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006
	(In thousands, except per share data)

Revenues	$8,394	$16,494	$18,667	$20,375	$63,930
Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	$(101)	$(812)	$(926)	$(1,452)	$(3,291)
Net loss	$(4,536)	$(8,422)	$(14,511)	$(11,021)	$(38,490)
Loss per common share:
Basic and diluted	$(0.17)	$(0.21)	$(0.26)	$(0.16)	$(0.79)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2005:

					For the
	For the Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005
	(In thousands, except per share data)

Revenues	$—	$48	$2,073	$4,126	$6,247
Equity in earnings (losses) of Hines-Sumisei U.S. Core Office Fund, L.P.	$(29)	$45	$(76)	$(771)	$(831)
Net loss	$(2,237)	$(1,896)	$5,258	$(2,882)	$(1,757)
Loss per common share:
Basic and diluted	$(0.62)	$(0.24)	$0.40	$(0.22)	$(0.16)

* * * * *

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Beginning in the fourth quarter of 2006, we initiated the implementation of an upgrade to our financial and accounting systems and the implementation of a new enterprise-wide accounting and lease management system for Hines. We anticipate this implementation will be completed by the end of 2007. This new software, which Hines intends to eventually implement through substantially all of its operations, will affect many aspects of our accounting and financial systems and procedures and will result in a significant change to our internal controls. The implementation of these systems upgrades will likely have a material impact on our internal control over financial reporting, but these upgrades are not being implemented in response to an identified significant control deficiency or material weakness. While we believe that these changes will improve and strengthen our overall system of internal control, there are inherent risks associated with implementing changes of this magnitude. We have modified and expect to further modify our system of internal control over financial reporting in order to address the impact of these systems upgrades, and provide that our controls, as modified, continue to be designed appropriately and operate effectively.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2007.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2007.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(2) Financial Statement Schedules

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 109 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 109 for a list of all exhibits filed as a part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Hines-Sumisei U.S. Core Office Fund, L.P.:

We have audited the accompanying consolidated balance sheets of Hines-Sumisei U.S. Core Office Fund, L.P. and subsidiaries (the “Partnership”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines-Sumisei U.S. Core Office Fund, L.P. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 29, 2007

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
	(In thousands)

ASSETS
Investment property — at cost:
Buildings and improvements — net	$1,606,064	$770,178
In-place leases — net	413,021	277,568
Land	501,193	334,747

Total investment property	2,520,278	1,382,493
Cash and cash equivalents	67,557	42,044
Restricted cash	8,449	2,137
Straight-line rent receivable	43,336	27,000
Tenant and other receivables	6,021	5,002
Deferred financing costs — net	18,917	21,358
Deferred leasing costs — net	64,476	52,148
Acquired above-market leases — net	155,298	160,330
Prepaid expenses and other assets	8,530	7,128

TOTAL ASSETS	$2,892,862	$1,699,640

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$67,633	$48,119
Due to affiliates	4,160	2,440
Straight-line rent payable	1,506	319
Acquired below-market leases — net	35,839	18,970
Acquired above-market ground leases — net	4,731	—
Other liabilities	14,487	15,062
Distributions payable	17,218	13,960
Dividends and distributions payable to minority interest holders	11,674	7,256
Notes payable — net	1,571,290	915,030

Total liabilities	1,728,538	1,021,156
Commitments and contingencies
Minority interest	341,667	260,929
Partners’ equity	822,657	417,555

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,892,862	$1,699,640

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
	(In thousands)

Revenues:
Rental revenues	$263,462	$190,686	$136,811
Other revenues	16,454	9,991	8,573

Total revenues	279,916	200,677	145,384

Expenses:
Depreciation and amortization	87,731	58,219	43,618
Property operating expenses	67,066	46,558	25,635
Real property taxes	49,100	37,213	21,634
Property management fees	5,839	3,912	2,406
General and administrative	6,640	4,847	5,495

Total expenses	216,376	150,749	98,788

Income before interest income, interest expense, and income allocated to minority interests	63,540	49,928	46,596
Interest income	1,879	928	347
Interest expense	(68,260)	(47,273)	(30,349)
Income allocated to minority interests	(7,073)	(6,660)	(10,737)

Net (loss) income	$(9,914)	$(3,077)	$5,857

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Managing
	General	Other
	Partner	Partners	Total
	(In thousands)

BALANCE — January 1, 2004	$(21)	$(2,101)	$(2,122)
Contributions from partners	285	364,730	365,015
Distributions to partners	(31)	(22,264)	(22,295)
Net income	9	5,848	5,857
Redemption of partnership interests	(5)	(85,127)	(85,132)
Adjustment for basis difference	(1,555)	—	(1,555)

BALANCE — December 31, 2004	(1,318)	261,086	259,768
Contributions from partners	207	199,060	199,267
Distributions to partners	(58)	(39,824)	(39,882)
Net loss	(3)	(3,074)	(3,077)
Adjustment for basis difference	1,479	—	1,479

BALANCE — December 31, 2005	307	417,248	417,555
Contributions from partners	456	469,984	470,440
Distributions to partners	(56)	(55,368)	(55,424)
Net loss	(10)	(9,904)	(9,914)

BALANCE — December 31, 2006	$697	$821,960	$822,657

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,914)	$(3,077)	$5,857
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	95,163	64,152	46,066
Amortization of out-of-market leases — net	15,204	16,233	10,824
Minority interest in earnings of consolidated entities	7,073	6,660	10,737
Changes in assets and liabilities:
(Increase) decrease in tenant and other receivables	(1,398)	(2,909)	786
Increase in straight-line rent receivable	(16,336)	(15,522)	(8,598)
Additions to deferred leasing costs	(24,931)	(22,154)	(12,226)
Decrease in prepaid expenses and other assets	(842)	(109)	(1,053)
Increase in accounts payable and accrued expenses	8,903	16,361	5,900
Increase (decrease) in due to affiliates	808	(2,025)	2,359
Increase in straight-line rent payable	1,187	192	128
(Decrease) increase in other liabilities	(5,038)	(10,901)	18,549

Net cash provided by operating activities	69,879	46,901	79,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in investment property	(1,066,558)	(348,117)	(589,863)
(Increase) decrease in restricted cash	(6,311)	11,002	(2,561)
Decrease (increase) in acquired out-of-market leases	11,812	(16,092)	(137,595)
Increase in other assets	—	(6,000)	—

Net cash used in investing activities	(1,061,057)	(359,207)	(730,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	470,440	180,430	320,962
Contributions from minority interest holders	113,381	23,309	191,981
Distributions to partners	(52,166)	(33,000)	(15,217)
Dividends to minority interest holders	(35,298)	(30,479)	(32,445)
Redemption to partners	—	—	(85,132)
Redemptions to minority interests	—	—	(20,000)
Proceeds from notes payable	1,060,145	346,140	436,340
Repayments of notes payable	(537,945)	(170,843)	(95,512)
Increase (decrease) in security deposit liabilities	82	(1,801)	4,014
Additions to deferred financing costs	(1,948)	(2,002)	(18,272)

Net cash provided by financing activities	1,016,691	311,754	686,719

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,513	(552)	36,029
CASH AND CASH EQUIVALENTS — Beginning of year	42,044	42,596	6,567

CASH AND CASH EQUIVALENTS — End of year	$67,557	$42,044	$42,596

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

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

As of December 31, 2006, the Fund owned indirect interests in office properties as follows:

		Effective
		Ownership
		by the Fund
		December 31,
Property	City	2006(1)

One Atlantic Center	Atlanta, Georgia	91.0%
Three First National Plaza	Chicago, Illinois	72.8
333 West Wacker	Chicago, Illinois	72.6
One Shell Plaza	Houston, Texas	45.5
Two Shell Plaza	Houston, Texas	45.5
425 Lexington Avenue	New York, New York	40.6
499 Park Avenue	New York, New York	40.6
600 Lexington Avenue	New York, New York	40.6
Riverfront Plaza	Richmond, Virginia	91.0
525 B Street	San Diego, California	91.0
The KPMG Building	San Francisco, California	91.0
101 Second Street	San Francisco, California	91.0
720 Olive Way	Seattle, Washington	72.6
1200 Nineteenth Street	Washington, D.C.	40.6
Warner Center	Woodland Hills, California	72.6

(1)	This percentage shows the Fund’s effective ownership interests in the applicable operating companies (“Companies”) that own the Properties. The Fund holds an indirect ownership interest in the Companies through its investments in (1) Hines-Sumisei NY Core Office Trust (“NY Trust”) (40.60% at December 31, 2006) and (2) Hines-Sumisei U.S. Core Office Trust (“Core Office Trust”) (99.75% at December 31, 2006).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of the Fund, as well as the accounts of entities over which the Fund exercises financial and operating control and the related amounts of minority interest. All intercompany balances and transactions have been eliminated in consolidation.

The Fund evaluates the need to consolidate joint ventures based on standards set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, and American Institute of Certified Public Accountants’ Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, as amended by Emerging Issues Task Force Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Limited Partners Have Certain Rights. In accordance with this accounting literature, the Fund will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Fund will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. As of December 31, 2006, the Fund has no unconsolidated interests in joint ventures.

Investment Property — Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, does not exceed the individual property’s fair value. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are 5 to 10 years for furniture and fixtures, 5 to 20 years for electrical and mechanical installations, and 40 years for buildings. Major replacements where the betterment extends the useful life of the assets are capitalized. Maintenance and repair items are expensed as incurred.

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At December 31, 2006 and 2005, management believes no such impairment has occurred.

Acquisitions of properties are accounted for utilizing the purchase method, and accordingly, the results of operations of acquired properties are included in the Fund’s results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, asset retirement obligations, assumed mortgage notes payable, and identifiable intangible assets and liabilities, such as amounts related to in-place leases, acquired above- and below-market leases, acquired above- and below-market ground leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.

The estimated fair value of acquired in-place leases are the costs the Fund would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Fund evaluates the time period over which such occupancy levels would be achieved and includes an estimate of the net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized to amortization expense over the remaining lease terms.

Acquired above- and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable terms of the leases. The capitalized above- and below-market lease values are amortized as adjustments to rent revenue over the remaining noncancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense, and the unamortized portion of out-of-market lease value is charged to rental revenue.

Acquired above- and below-market ground lease values are recorded based on the difference between the present value (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of fair market value of land

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the ground leases. The capitalized above- and below-market lease values are amortized as adjustments to ground lease expense over the lease term.

Cash and Cash Equivalents — The Fund defines cash and cash equivalents as cash on hand and investment instruments with original maturities of three months or less.

Restricted Cash — At December 31, 2006 and 2005, restricted cash consists of tenant security deposits and escrow deposits held by lenders for property taxes, tenant improvements and leasing commissions. Substantially all restricted cash is invested in demand or short-term instruments.

Deferred Financing Costs — Deferred financing costs consist of direct costs incurred in obtaining the notes payable (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the term of the notes. For the years ended December 31, 2006, 2005, and 2004, $4.4 million, $4.2 million, and $2.4 million, respectively, was amortized into interest expense. Deferred financing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $10.3 million and $5.9 million at December 31, 2006 and 2005, respectively.

Deferred Leasing Costs — Direct leasing costs, primarily third-party leasing commissions and tenant incentives, are capitalized and amortized over the life of the related lease. Tenant incentive amortization was $2.9 million, $1.8 million, and $0 for the years ended December 31, 2006, 2005, and 2004, respectively, and was recorded as an offset to rental revenue. Amortization expense related to other direct leasing costs for the years ended December 31, 2006, 2005, and 2004, was $2.1 million, $1.4 million, and $0.3 million, respectively. Deferred leasing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $8.4 million and $3.5 million at December 31, 2006 and 2005, respectively.

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

Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when the Fund has satisfied all obligations under the lease agreement. For the years ended December 31, 2006, 2005, and 2004, the Fund recorded $1.2 million, $22,000, and $13.2 million, respectively, in rental revenue relating to lease termination fees.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes — No provision for income taxes is made in the accounts of the Fund since such taxes are liabilities of the partners and depend upon their respective tax situations.

In May 2006, the State of Texas enacted legislation that replaces the current franchise tax with a new “margin tax,” which is effective for tax reports due on or after January 1, 2008, and which will compute the tax based on business done in calendar years beginning after December 31, 2006. The new legislation expands the number of entities covered by the current Texas franchise tax and specifically includes limited partnerships as subject to the new margin tax. Currently, the Fund owns an indirect interest in two properties located in Texas, and as a consequence, the new margin tax will result in income tax expense in future years.

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

Reclassifications — Certain reclassifications have been made to amounts in the 2005 and 2004 consolidated financial statements to be consistent with the 2006 presentation, which includes the reclassification of amounts due to affiliates to be disclosed separately from accounts payable and accrued expenses in the consolidated balance sheets and within cash flows from operating activities in the consolidated statements of cash flows.

Concentration of Credit Risk — At December 31, 2006, the Fund had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit with financial institutions. Management regularly monitors the financial stability of these financial institutions and believes that the Fund is not exposed to any significant credit risk in cash or cash equivalents or restricted cash.

Recent Accounting Pronouncements — In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires we recognize in our financial statements the impact of a tax position, if the position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has assessed the potential impact of FIN 48 and does not anticipate the adoption will have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Management will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management does not anticipate the adoption of this statement will have a material impact on the Fund’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. Management has not decided if it will early adopt SFAS No. 159 or if it will choose to measure any eligible financial assets and liabilities at fair value.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	REAL ESTATE INVESTMENTS

At December 31, 2006, the Fund indirectly owned interests in properties as follows:

			Leasable
Property	City	Acquisition Date	Square Feet	% Leased
			(Unaudited)	(Unaudited)

One Atlantic Center	Atlanta, Georgia	July 2006	1,100,312	82%
Three First National Plaza	Chicago, Illinois	March 2005	1,419,079	92
333 West Wacker	Chicago, Illinois	April 2006	845,247	90
One Shell Plaza	Houston, Texas	May 2004	1,228,160	97
Two Shell Plaza	Houston, Texas	May 2004	566,960	94
425 Lexington Avenue	New York, New York	August 2003	700,034	100
499 Park Avenue	New York, New York	August 2003	288,184	100
600 Lexington Avenue	New York, New York	February 2004	281,072	100
Riverfront Plaza	Richmond, Virginia	November 2006	949,873	99
525 B Street	San Diego, California	August 2005	447,159	89
The KPMG Building	San Francisco, California	September 2004	379,328	96
101 Second Street	San Francisco, California	September 2004	388,370	99
720 Olive Way	Seattle, Washington	January 2006	300,710	82
1200 Nineteenth Street	Washington, D.C.	August 2003	234,718	100
Warner Center	Woodland Hills, California	October 2006	808,274	98

			9,937,480

As of December 31, 2006, cost and accumulated depreciation and amortization related to investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired	Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market	Above-Market
	Improvements	Leases	Leases	Leases	Ground Leases

Cost	$1,666,784	$531,218	$211,179	$50,876	$4,787
Less: accumulated depreciation and amortization	(60,720)	(118,197)	(55,881)	(15,037)	(56)

Net	$1,606,064	$413,021	$155,298	$35,839	$4,731

As of December 31, 2005, cost and accumulated depreciation and amortization related to investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases

Cost	$801,611	$352,872	$197,839	$28,660
Less: accumulated depreciation and amortization	(31,433)	(75,304)	(37,509)	(9,690)

Net	$770,178	$277,568	$160,330	$18,970

Amortization expense was $56.3 million, $38.9 million, and $32.5 million for in-place leases for the years ended December 31, 2006, 2005, and 2004, respectively. Amortization of out-of-market leases, net, was $15.3 million, $16.2 million, and $10.8 million for the years ended December 31, 2006, 2005, and 2004,

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Amortization of above-market ground leases was approximately $56,000 for the year ended December 31, 2006, and $0 for the years ended December 31, 2005 and 2004. The weighted-average lease life of in-place and out-of-market leases was eight years at December 31, 2006.

Anticipated amortization of in-place leases, out-of-market leases, net, and above-market ground leases for the next five years is as follows (in thousands):

	In-Place	Out-of-Market	Above-Market
Years Ending December 31	Leases	Leases — Net	Ground Leases

2007	$67,001	$14,386	$120
2008	60,791	15,627	120
2009	52,873	16,235	120
2010	46,773	15,328	120
2011	41,986	13,954	120

4.	NOTES PAYABLE

The Fund’s notes payable at December 31, 2006 and 2005, consist of the following (in thousands):

			Outstanding	Outstanding
	Interest Rate		Principal	Principal
	as of		Balance at	Balance at
	December 31,	Maturity	December 31,	December 31,
Description	2006	Date	2006	2005

MORTGAGE DEBT
SECURED NONRECOURSE FIXED RATE MORTGAGE LOANS:
Bank of America/Connecticut General Life Insurance:
425 Lexington Avenue, 499 Park Avenue, 1200 Nineteenth Street
Note A1	4.7752%	9/01/2013	$160,000	$160,000
Note A2	4.7752	9/01/2013	104,600	104,600
Note B	4.9754	9/01/2013	51,805	51,805
Prudential Financial, Inc. — 600 Lexington Avenue	5.74	3/01/2014	49,850	49,850
Prudential Mortgage Capital Company
Note A — One Shell Plaza/Two Shell Plaza	4.64	6/01/2014	131,963	131,963
Prudential Mortgage Capital Company
Note B — One Shell Plaza/Two Shell Plaza	5.29	6/01/2014	63,537	63,537
Nippon Life Insurance Companies — The KPMG Building	5.13	9/20/2014	80,000	80,000
Nippon Life Insurance Companies — 101 Second Street	5.13	4/19/2010	75,000	75,000
The Northwestern Mutual Life Insurance Company — Three First National Plaza	4.67	4/01/2012	126,900	126,900
NLI Properties East, Inc. — 525 B Street	4.69	8/07/2012	52,000	52,000

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Outstanding	Outstanding
	Interest Rate		Principal	Principal
	as of		Balance at	Balance at
	December 31,	Maturity	December 31,	December 31,
Description	2006	Date	2006	2005

Prudential Insurance Company of America — 720 Olive Way	5.32	2/1/2016	42,400	—
Prudential Insurance Company of America — 333 West Wacker	5.66	5/1/2016	124,000	—
Prudential Insurance Company of America — One Atlantic Center	6.10	8/1/2016	168,500	—
Bank of America, N.A. — Warner Center	5.628	10/2/2016	174,000	—
Metropolitan Life Insurance Company — Riverfront Plaza	5.20	6/1/2012	135,900	—

			1,540,455	895,655
SECURED NONRECOURSE VARIABLE RATE MEZZANINE LOANS — The Northwestern Mutual Life Insurance Company — Three First National Plaza	6.33%	4/01/2010	14,100	14,100
REVOLVING CREDIT FACILITIES
Key Bank National Association — NY Core Office Trust	6.95% weighted avg.	1/28/2008	18,575	5,275

Total			$1,573,130	$915,030

Substantially all the mortgage notes described above require monthly interest-only payments, and prepayment of principal balance is permitted with payment of a premium. Each mortgage note is secured by a mortgage on the related property, the leases on the related property, and the security interest in personal property located on the related property.

Revolving Credit Facilities

Key Bank National Association — NY Core Office Trust — On January 28, 2005, and as amended July 13, 2006, Hines-Sumisei NY Core Office Trust (“NY Trust”), a subsidiary of the Fund, entered into an agreement with Key Bank National Association for a $30.0 million revolving line of credit (“Key Bank Agreement 1”). The Key Bank Agreement 1 allows for borrowing at a variable rate or a LIBOR-based rate plus a spread ranging from 150 to 200 basis points based on a prescribed leverage ratio calculated for NY Trust. Payments of interest are due monthly. NY Trust may extend the maturity date for two successive 12-month periods. NY Trust may prepay the note at any time with three business days’ notice.

Key Bank National Association — U.S. Core Office Properties — On August 31, 2005, and as amended November 8, 2006, Hines-Sumisei U.S. Core Office Properties LP (“Core Office Properties”), a subsidiary of the Fund, entered into an agreement with Key Bank National Association for a $175.0 million revolving line of credit (“Key Bank Agreement 2”) with an accordion to $300.0 million. The Key Bank Agreement 2 allows for borrowing at a variable rate or a LIBOR-based rate plus a spread ranging from 125 to 200 basis points based on a prescribed leverage ratio calculated for Core Office Properties, which ratio under the Key Bank Agreement 2 takes into account Core Office Properties’ effective ownership interest in the debt and certain allowable assets of entities in which Core Office Properties directly and indirectly invests. Payments of interest are due monthly, and all outstanding principal and unpaid interest is due on October 31, 2009. Core Office Properties may extend the maturity date for two successive 12-month periods. Core Office Properties may

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prepay the note at any time with three business days’ notice. There was no outstanding principal balance on this revolving line of credit at December 31, 2006.

As of December 31, 2006, the scheduled principal payments on notes payable are due as follows (in thousands):

Years Ending December 31

2007	$—
2008	18,575
2009	1,466
2010	92,139
2011	3,189
Thereafter	1,457,761

1,573,130
Unamortized discount	(1,840)

Total	$1,571,290

All of the notes described above contain both affirmative and negative covenants. Management believes that the Fund was in compliance with such covenants at December 31, 2006.

5.	RENTAL REVENUES

The Fund has entered into noncancelable lease agreements, subject to various escalation clauses, with tenants for office and retail space.

As of December 31, 2006, the approximate fixed future minimum rentals in various years through 2029 (excluding rentals from month-to-month leases) are as follows:

Fixed Future
Minimum
Years Ending December 31	Rentals

2007	$243,718
2008	233,152
2009	228,546
2010	217,327
2011	207,206
Thereafter	876,941

Of the total rental revenue for the year ended December 31, 2006, approximately:

•	36% was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027, and

•	11% was earned from two affiliated tenants in the oil and gas industry, whose leases expire on December 31, 2015.

The tenant leases generally provide for annual rentals that include the tenants’ proportionate share of real estate taxes and certain building operating expenses. The Properties’ tenant leases have remaining terms of up to 23 years and generally include tenant renewal options that can extend the lease terms.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	GOVERNING AGREEMENTS AND INVESTOR RIGHTS

Governance of the Fund — The Fund is governed by the Partnership Agreement, as amended and restated on September 1, 2006. The term of the Fund shall continue until the Fund is dissolved pursuant to the provisions of the Partnership Agreement.

Management — Capital, as managing general partner, manages the day-to-day affairs of the Fund. The managing general partner has the power to direct the management, operation, and policies of the Fund subject to oversight of a management board. A subsidiary of Hines Real Estate Investment Trust, Inc. holds a non-managing general partner interest in the Fund. The Fund is required to obtain approval from the non-managing general partner for certain significant actions specified in the Partnership Agreement. Hines provides advisory services to the Fund pursuant to an advisory agreement.

Governance — The managing general partner is subject to the oversight of a seven-member management board and certain approval rights of the Non-Managing General Partner, the Advisory Committee, and the Limited Partners. The approval of the management board is required for acquiring and disposing of investments, incurring indebtedness, undertaking offerings of equity interests in the Fund, approving annual budgets, and other major decisions as outlined in the Partnership Agreement.

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

Allocation of Profits/Losses — All profits and losses for any fiscal year shall be allocated pro rata among the partners in proportion to their ownership interests. All profit and loss allocations are subject to the special and curative allocations as provided in the Partnership Agreement.

Fees — Unaffiliated limited partners, as defined in the Partnership Agreement, of the Fund pay acquisition and asset management fees to the managing general partner or its designees. These fees are deducted from distributions otherwise payable to a partner and are in addition to, rather than a reduction of, the Capital Commitment of the partner. During the Fund’s initial investment period, which ended on February 2, 2007, these fees were paid 100% in cash. After the initial investment period, they will be paid 50% in cash and 50% in the form of a profits interest intended to approximate Capital having reinvested such 50% of the fees in Partnership units at current unit value.

Redemptions — Beginning with the fiscal year ending after the later of (1) February 2, 2007, or (2) one year after acquisition of such interest, a partner may request redemption of all or a portion of its interest in the Fund at a price equal to the interest’s value based on the net asset value of the Fund at the time of redemption. The Fund will attempt to redeem up to 10%, in the aggregate, of the outstanding interests in the Fund, Core Office Trust, and Core Office Properties during any calendar year, provided that the Fund will not redeem any interests if the managing general partner determines that such redemption would result in any real estate investment trust (“REIT”) in which the Fund has an interest ceasing to qualify as a domestically controlled REIT for U.S. income tax purposes.

Debt — The Fund, through its subsidiaries, may incur debt with respect to any of its investments or future investments in real estate properties, subject to the following limitations at the time the debt is incurred: (1) 65% debt-to-value limitation for each property and (2) 50% aggregate debt-to-value limitation for all Fund assets, excluding in both cases assets held by NY Trust. However, the Fund may exceed the 50% aggregate

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitation in (2) above if the managing general partner determines it is advisable to do so as long as the managing general partner makes a reasonable determination that the excess indebtedness will be repaid within one year of its incurrence. NY Trust has a 55% debt-to-value limitation at the time any such indebtedness is incurred. In addition, the Fund, through its subsidiaries, may obtain a credit facility secured by unfunded capital commitments from its partners. Such credit facility will not be counted for purposes of the leverage limitations above, as long as no assets of the Fund are pledged to secure such indebtedness.

Rights of General Motors Investment Management Corporation — The Second Amended and Restated Investor Rights Agreement among Hines, the Fund, Core Office Properties, NY Trust, Hines Shell Plaza Partners LP (“Shell Plaza Partners”), Hines Three First National Partners LP (“TFN Partners”), Hines 720 Olive Way Partners LP (“720 Olive Way Partners”), Hines 333 West Wacker Partners LP (“333 West Wacker Partners”), Hines Warner Center Partners LP (“Warner Center Partners”), General Motors Investment Management Corporation (“GMIMC”) and a number of institutional investors advised by GMIMC (each an “Institutional Co-Investor” and collectively, the “Institutional Co-Investors”), dated October 12, 2005, provides GMIMC with certain co-investment rights with respect to the Fund’s investments. As of December 31, 2006, the Institutional Co-Investors co-invest with the Fund in 10 of the Fund’s Properties, owning effective interests in the Properties as follows:

Institutional
Co-Investors’
Effective
Property	Interest

425 Lexington Ave, 499 Park Ave, 1200 Nineteenth St, 600 Lexington Ave	57.89%
One Shell Plaza, Two Shell Plaza	49.50
Three First National Plaza	19.80
720 Olive Way	20.00
333 West Wacker	20.00
Warner Center	20.00

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

Redemption Rights — For each asset in which the Institutional Co-Investors acquire interests pursuant to GMIMC’s co-investment rights, the Fund must establish a three-year period ending no later than the 12th anniversary of the date such asset is acquired, unless GMIMC elects to extend it, during which the entity through which the Institutional Co-Investors make their investments will redeem or acquire such Institutional Co-Investors’ interest in such entity at a price based on the net asset value of such entity at the time of redemption date.

Buy/Sell Rights — GMIMC, on behalf of the Institutional Co-Investors having an interest in NY Trust, Shell Plaza Partners, TFN Partners, 720 Olive Way Partners, 333 Wacker Partners, Warner Center Partners and any other entity through which a co-investment is made (each, a “Co-Investment Entity”), on the one hand, and the Fund, on the other hand, have the right to initiate at any time the purchase and sale of any property in

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which any Institutional Co-Investor has an interest (the “Buy/Sell”). A Buy/Sell is triggered by either party delivering a written notice to the other party that identifies the property and states the value the tendering party assigns to such property (the “Stated Value”). The recipient may elect by written notice to be the buyer or seller with respect to such property or, in the absence of a written response, will be deemed to have elected to be a seller. If the property that is the subject of the Buy/Sell is owned by a Co-Investment Entity that owns more than one property, then such Co-Investment Entity will sell the property to the party determined to be the buyer pursuant to the Buy/Sell notice procedure for the Stated Value, and the proceeds of the sale will be distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. If the property in question is the only property owned by a Co-Investment Entity, then the party determined to be the buyer pursuant to the Buy/Sell notice procedure will acquire the interest of the selling party in the Co-Investment Entity for an amount equal to the amount that would be distributed to the selling party if the property were sold for the Stated Value and the proceeds distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. For this purpose, the Shell Buildings and Warner Center are each considered to be a single property.

Rights of IK Funds — As of December 31, 2006, IK US Portfolio Invest GmbH & Co. KG (“IK Fund I”), a limited partnership established under the laws of Germany, owned 73,106 units of limited partner interest in Core Office Properties and also had an unfunded commitment to invest an additional $40.8 million to Core Office Properties. Additionally, IK US Portfolio Invest Zwei GmbH & Co. KG (“IK Fund II”) and IK US Portfolio Invest Drei GmbH & Co. KG (“IK Fund III”), each a limited partnership established under the laws of Germany (collectively with IK Fund I, the “IK Funds”), have made a commitment to contribute up to an additional $200.0 million to Core Office Properties, which is conditioned on IK Fund II and IK Fund III raising sufficient equity capital to fund such commitment. The IK Funds have the right to require Core Office Properties to redeem, at a price based on the net asset value of Core Office Properties as of the date of redemption, all or any portion of its interest, subject to a maximum redemption amount of $150.0 million for IK Fund II and IK Fund III, as of the following dates:

IK Fund	Redemption Date

IK Fund I	December 31, 2014
IK Fund II	December 31, 2016
IK Fund III	December 31, 2017

Any remaining interest not redeemed due to the maximum limitation will be redeemed in the subsequent year or years according to the Partnership Agreement’s redemption policy as described above. The Fund is obligated to provide Core Office Properties with sufficient funds to fulfill this priority redemption right, to the extent sufficient funds are otherwise not available to Core Office Properties. An IK Fund is not entitled to participate in the redemption rights available to Core Office Properties investors prior to such IK Funds’ redemption date.

7.	RELATED-PARTY TRANSACTIONS

The Companies have entered into management agreements with Hines, a related party, to manage the operations of the Properties. As compensation for its services, Hines receives the following:

•	A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the specific Property. The Fund incurred management fees of $5.8 million, $3.9 million, and $2.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

•	Reimbursement for salaries and wages of its on-site personnel. Salary and wage reimbursements of its on-site property personnel incurred by the Fund for the years ended December 31, 2006, 2005, and 2004, were $10.6 million, $7.8 million, and $4.2 million, respectively.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Reimbursement for various direct services performed off site that are limited to the amount that is recovered from tenants under their leases and usually will not exceed in any calendar year a per-rentable-square-foot limitation. In certain instances, the per-rentable-square-foot limitation may be exceeded, with the excess offset against property management fees received. This per-rentable-square-foot limitation was approximately $0.23, $0.21, and $0.21 for 2006, 2005, and 2004, respectively, increasing on January 1 of each subsequent year based on changes in the consumer price index. For the years ended December 31, 2006, 2005, and 2004, reimbursable services incurred by the Fund were $1.7 million, $2.6 million, and $0.5 million, respectively.

•	Leasing commissions equal to 1.5% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion, or similar event. Leasing commissions of $3.5 million, $2.9 million, and $2.9 million were incurred by the Fund during the years ended December 31, 2006, 2005, and 2004, respectively.

•	Construction management fees equal to 2.5% of the total project costs relating to the redevelopment, plus direct costs incurred by Hines in connection with providing the related services. Construction management fees of approximately $64,000, $52,000, and $4,000 were incurred by the Fund during the years ended December 31, 2006, 2005, and 2004, respectively.

•	Other fees, primarily related to security services and parking operations, in the amounts of $1.1 million, $1.0 million, and $0.9 million were incurred by the Fund during the years ended December 31, 2006, 2005, and 2004, respectively.

Certain Companies of the Fund have entered into lease agreements with Hines Core Fund Services, LLC (“Services”), an affiliate of Hines, for the operation of their respective parking garages. Under the terms of the lease agreements, the Fund received rental fees of $4.5 million, $3.4 million, and $2.7 million during the years ended December 31, 2006, 2005, and 2004, respectively. Receivables due to the Fund from Services were approximately $386,000 and $259,000 at December 31, 2006 and 2005, respectively.

In addition, the Fund has related-party payables owed to Hines and its affiliated entities at December 31, 2006 and 2005, of $4.2 million and $2.4 million, respectively, for accrued management fees, payroll expense, leasing commissions, off-site services, and legal and other general and administrative costs.

8.	LEASE OBLIGATIONS

The Shell Buildings are subject to certain ground leases that expire in 2065 and 2066. One ground lease that was to expire in 2065 contained a purchase option that allowed the Fund to purchase the land in June 2006. The Fund exercised the purchase option and paid the purchase price of $1.2 million in June 2006. A second ground lease that expires in 2065 contains a purchase option that allows the Fund to purchase the land within a five-year period that begins in June 2026.

One Atlantic Center is subject to a ground lease that expires in 2033. The ground lease contains renewal options at 10-year term increments, up to a total term of 99 years.

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

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, required payments under the terms of the leases are as follows (in thousands):

Fixed Future
Minimum
Years Ending December 31	Rentals

2007	$1,513
2008	1,574
2009	1,633
2010	1,695
2011	1,759
Thereafter	61,720

Ground lease expense for the years ended December 31, 2006, 2005, and 2004, was $2.0 million, $0.5 million, and $0.3 million, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2006 and 2005. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Fund could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2006 and 2005, management estimates that the carrying values of cash and cash equivalents, tenant and other receivables, accounts payable and accrued expenses, other liabilities, and distributions payable are recorded at amounts that reasonably approximate fair value due to the short-term nature of these items. Fair value of notes payable at December 31, 2006 and 2005, was approximately $1,548.9 million and $891.6 million, respectively, based upon interest rates available for the issuance of debt with similar terms and maturities, with carrying amounts of $1,571.3 million and $915.0 million, respectively.

10.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash disclosures were as follows (in thousands):

	2006	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid during the period for interest	$61,432	$42,496	$26,630

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued additions to investment property	$1,364	$2,836	$—

Distributions declared and unpaid	$17,218	$13,960	$7,078

Dividends declared and unpaid to minority interest holders	$11,674	$7,256	$6,117

Conversion of note payable to equity	$—	$—	$44,053

Conversion of minority interests	$—	$18,837	$—

Mortgage assumed upon acquisition of property	$134,017	$—	$—

Security deposits assumed upon acquisition of property	$1,644	$—	$—

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  SUBSEQUENT EVENTS

Core Fund disclosure

On March 29, 2007, an affiliate of Hines entered into a contract (the “Purchase Agreement”) to acquire a portfolio of office buildings in Sacramento, California (the “Sacramento Properties”) on behalf of an indirect subsidiary of the Fund, as well as acquire certain other properties on behalf of another affiliate of Hines. The Sacramento Properties consist of approximately 1.4 million square feet (unaudited) and are located in and around the Sacramento metropolitan area. The contract purchase price of the Sacramento Properties is expected to be approximately $490.2 million, exclusive of transaction costs, financing fees and working capital reserves, and the transaction is expected to close on or about May 1, 2007. Additionally, the indirect subsidiary of the Fund has entered into an unconditional guaranty to pay a termination fee in the amount of approximately $49.0 million in the event that the acquisition of any of the properties subject to the Purchase Agreement does not close (including the failure to purchase any of the properties to be acquired by the other affiliate of Hines). There are no financing or due diligence conditions to the closing of this transaction.

* * * * * *

Hines Real Estate Investment Trust, Inc.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2006

						Costs	Gross Amount at Which Carried							Life on Which
			Initial Cost			Capitalized	at 12/31/2006							Depreciation is
Description		Encumbrances		Buildings and		Subsequent to		Buildings and		Accumulated	Date of		Date	Computed
(a)	Location	(b)	Land	Improvements	Total	Acquisition	Land	Improvements	Total	Depreciation	Construction		Acquired	(c)
	(In thousands)

321 North Clark	Chicago, Illinois	$136,632	$27,896	$217,330	$245,226	$198	$27,896	$217,528	$245,424	$(7,866)	1987		April-06	0 to 40 years
Citymark	Dallas, Texas	15,303	6,796	18,667	25,463	(565)	6,796	18,102	24,898	(4,376)	1987		August-05	0 to 40 years
Watergate Tower IV	Emeryville, California	—	31,280	113,527	144,807	0	31,280	113,527	144,807	(361)	2001		December-06	0 to 40 years
Airport Corporate Center	Miami, Florida	89,233	44,292	112,884	157,176	411	44,292	113,295	157,587	(6,833)	1982-1996	(d)	January-06	0 to 40 years
3400 Data Drive	Rancho Cordova, California	—	4,514	28,452	32,966	0	4,514	28,452	32,966	(184)	1990		November-06	0 to 40 years
Daytona Buildings	Redmond, Washington	—	19,204	76,181	95,385	0	19,204	76,181	95,385	(140)	2002		December-06	0 to 40 years
1515 S Street	Sacramento, California	45,000	13,099	61,753	74,852	236	13,099	61,989	75,088	(2,801)	1987		November-05	0 to 40 years
1900 and 2000 Alameda	San Mateo, California	33,065	18,522	28,023	46,545	90	18,522	28,113	46,635	(1,900)	1971,1983		June-05	0 to 40 years

Total		$319,233	$165,603	$656,817	$822,420	$370	$165,603	$657,187	$822,790	$(24,461)

(a)	All assets are institutional-quality office properties.

(b)	In addition to its mortgage debt, the Company had debt of $162.0 million outstanding as of December 31, 2006 on its revolving line of credit.

(c)	Real estate assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant inducements and lease intangibles are amortized over the respective lease term. Building improvements are depreciated over 5-25 years and buildings are depreciated over 40 years.

(d)	Airport Corporate Center consists of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land development site.

The changes in total real estate assets for the years ended December 31 (in thousands):

	2006	2005

Gross real estate assets
Balance, beginning of period	$146,907	$—
Additions during the period:
Acquisitions	675,560	146,859
Other	1,533	48
Deductions during the period:	—	—
Fully-depreciated assets	(1,210)	—

Ending Balance	$822,790	$146,907

Accumulated Depreciation
Balance, beginning of period	$(3,330)	$—
Depreciation	(22,341)	(3,330)
Fully-depreciated assets	1,210	—

Ending Balance	$(24,461)	$(3,330)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES REAL ESTATE INVESTMENT TRUST, INC.
(registrant)

March 29, 2007	By:	/s/ Charles M. Baughn Charles M. Baughn Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 2007.

Signature	Title

/s/ Charles M. Baughn Charles M. Baughn	Chief Executive Officer (Principal Executive Officer)

/s/ Charles N. Hazen Charles N. Hazen	President and Chief Operating Officer

/s/ Sherri W. Schugart Sherri W. Schugart	Chief Financial Officer (Principal Financial Officer)

/s/ Frank R. Apollo Frank R. Apollo	Chief Accounting Officer (Principal Accounting Officer)

/s/ Jeffrey C. Hines Jeffrey C. Hines	Chairman of the Board of Directors

/s/ C. Hastings Johnson C. Hastings Johnson	Director

/s/ George A. Davis George A. Davis	Independent Director

/s/ Thomas A. Hassard Thomas A. Hassard	Independent Director

/s/ Stanley D. Levy Stanley D. Levy	Independent Director

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the Form S-11 Registration Statement of Hines Real Estate Investment Trust, Inc. (File No. 333-108780 as amended to date, the “Initial Registration Statement”) on May 25, 2004 and incorporated herein by reference).
3.2	Second Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 28, 2006 and incorporated herein by reference).
4.1	Form of Subscription Agreement (filed as Appendix B to the Prospectus included in the Second Registration Statement and incorporated herein by reference).
10.1	Second Amended and Restated Agreement of Limited Partnership of Hines REIT Properties, L.P. (filed as Exhibit 10.1 to Amendment No. 5 to the Initial Registration Statement on May 24, 2004 and incorporated herein by reference).
10.2	Form of Property Management and Leasing Agreement between Hines REIT Properties, L.P. and Hines Interests Limited Partnership (filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q of Hines Real Estate Investment Trust, Inc. for the quarter ended March 31, 2006, and incorporated herein by reference).
10.3	Advisory Agreement, dated June 26, 2006, by and among Hines Real Estate Investment Trust, Inc., Hines REIT Properties, L.P., and Hines Advisors Limited Partnership (filed as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.4	Employee and Director Incentive Share Plan of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.4 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.5	Hines Real Estate Investment Trust, Inc. Dividend Reinvestment Plan (filed as Appendix B to the Prospectus included in the Second Registration Statement filed on June 19, 2006, and incorporated herein by reference).
10.6	Sixth Amended and Restated Agreement of Limited Partnership of Hines-Sumisei U.S. Core Office Fund, L.P., dated May 9, 2005, as amended and restated December 1, 2005 (filed as Exhibit 10.6 to Post Effective Amendment No. 7 to the Initial Registration Statement on February 14, 2006 and incorporated herein by reference).
10.7	Third Amended and Restated Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust, dated December 21, 2005 (filed as Exhibit 10.7 to Post Effective Amendment No. 7 to the Initial Registration Statement on February 14, 2006 and incorporated herein by reference).
10.8	Amended and Restated Bylaws of Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.8 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.9	Amended and Restated Master Agreement dated as of March 31, 2003, among Hines Interests Limited Partnership, Hines US Core Office Properties LP and Sumitomo Life Realty (N.Y.), Inc., as amended (filed as Exhibit 10.9 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.10	Second Amended and Restated Shareholder Agreement for Hines-Sumisei NY Core Office Trust, dated as of December 21, 2005 (filed as Exhibit 10.10 to Post Effective Amendment No. 7 to the Initial Registration Statement on February 14, 2006 and incorporated herein by reference).
10.11	Second Amended and Restated Investor Rights Agreement, dated as of October 12, 2005 (filed as Exhibit 10.11 to Post Effective Amendment No. 7 to the Initial Registration Statement on February 14, 2006 and incorporated herein by reference).
10.12	Amended and Restated Organization Agreement for Hines-Sumisei NY Core Office Trust, dated as of December 23, 2003, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines Sumisei NY Core Office Trust and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.12 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).

Exhibit
No.	Description

10.13	Amended Declaration of Trust of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.13 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.14	Amended Bylaws of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.14 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.15	Shareholder Agreement for Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust II and certain shareholders of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.15 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.16	Subscription Agreement for Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust, Hines-Sumisei NY Core Office Trust II and various shareholders of Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.16 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.17	Subscription Agreement, dated as of September 11, 2003, between Hines REIT Properties, L.P. and Hines Real Estate Holdings Limited Partnership (filed as Exhibit 10.17 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.18	Agreement, dated as of June 3, 2004, between Hines REIT Properties, L.P., Hines U.S. Core Office Capital Associates II Limited Partnership and Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 10.18 to Amendment No. 6 to the Initial Registration Statement on June 10, 2004 and incorporated herein by reference).
10.19	Amended and Restated Escrow Agreement between Hines Real Estate Investment Trust, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.19 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.20	Articles of Amendment dated May 4, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust (filed as Exhibit 10.20 to Amendment No. 5 to the Initial Registration Statement on May 25, 2004 and incorporated herein by reference) (superseded by Exhibit No. 10.7).
10.21	Articles of Amendment dated May 4, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust II (filed as Exhibit 10.21 to Amendment No. 5 to the Initial Registration Statement on May 25, 2004 and incorporated herein by reference).
10.22	Articles of Amendment dated December 27, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust (filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference) (superseded by Exhibit No. 10.7).
10.23	Articles of Amendment dated December 27, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust II (filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.24	Purchase and Sale Agreement, dated November 23, 2004, by and among Hines U.S. Core Office Capital Associates II Limited Partnership, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 10.22 to Post Effective Amendment No. 1 to the Initial Registration Statement on February 22, 2005 and incorporated herein by reference).
10.25	Purchase and Sale Agreement, dated February 1, 2005, by and among Hines US Core LLC, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 10.23 to Post Effective Amendment No. 1 to the Initial Registration Statement on February 22, 2005 and incorporated herein by reference).
10.26	Second Amended and Restated Agreement of Limited Partnership of Hines-Sumisei US Core Office Properties LP (filed as Exhibit 10.26 to Post Effective Amendment No. 1 to the Initial Registration Statement on February 22, 2005 and incorporated herein by reference).
10.27	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Jeffrey C. Hines (filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

Exhibit
No.	Description

10.28	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and C. Hastings Johnson (filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.29	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and George A. Davis (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.30	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Thomas A. Hassard (filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.31	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Stanley D. Levy (filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.32	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Charles M. Baughn (filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.33	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Charles N. Hazen (filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10 for the year ended December 31, 2004 and incorporated herein by reference).
10.34	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Sherri W. Schugart (filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.35	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Frank R. Apollo (filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.36	Purchase and Sale Agreement, dated as of April 1, 2005, by and among Hines US Core LLC, Hines REIT Properties L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 1, 2005 and incorporated herein by reference).
10.37	Agreement of Sale, dated March 10, 2005, by and between Madison Two Associates and Hines 70 West Madison LP (filed as Exhibit 10.37 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).
10.38	Agreement of Purchase and Sale, dated as of May 19, 2005, between OTR, an Ohio general Partnership acting as duly authorized nominee of the Board of the State Teachers Retirement System of Ohio, and Hines REIT Properties, L.P. (filed as Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).
10.39	Property Management and leasing Agreement, dated as of June 28, 2005, by and between Hines Interests Limited Partnership and 1900/2000 Alameda de las Pulgas LLC (filed as Exhibit 10.39 to Post Effective Amendment No. 4 to the Initial Registration Statement on August 22, 2005 and incorporated herein by reference).
10.40	Agreement for Purchase and Sale of Real Property and Escrow Instructions between GREIT — 525 and 600 B Street, LP and Hines-Sumisei US Core Office Properties, LP, dated June 27, 2005 (filed as Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).
10.41	Purchase and Sale Agreement, dated as of July 25, 2005, by and among Hines US Core LLC, as seller, Hines REIT Properties L.P., as buyer, and acknowledged by Hines U.S. Core Office Capital LLC, the managing general partner of Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated July 25, 2005 and incorporated herein by reference).
10.42	Term Loan Agreement, made and entered into as of June 28, 2005, by and between Hines REIT Properties, L.P. and KeyBank National Association, as agent for itself and the other lending institutions which may become parties thereto (filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

Exhibit
No.	Description

10.43	Ownership Interests Pledge and Security Agreement, dated June 28, 2005, by and between Hines REIT Properties, L.P. and KeyBank National Association, in its capacity as administrative agent (filed as Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).
10.44	First Amendment to Term Loan Agreement, dated August 23, 2005, between Hines RIET Properties, L.P. and KeyBank National Association, as administrative agent, and the other lenders from time to time parties to that certain Credit Agreement dated September 9, 2005 (filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.45	Revolving Line of Credit Agreement, dated September 9, 2005, by and between Hines REIT Properties, L.P., and KeyBank National Association, as administrative agent, and the other lenders from time to time parties thereto (filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.46	Unconditional Guaranty of Payment and Performance of Hines Real Estate Investment Trust, Inc. in favor of KeyBank National Association, as administrative agent, and the other lenders from time to time parties to that certain Credit Agreement dated September 9, 2005 (filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.47	Ownership Interests Pledge and Security Agreement of Hines REIT Properties, L.P. dated September 9, 2005 (filed as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.48	Subordination Agreement, dated September 9, 2005, among Hines REIT Properties, L.P., Hines Advisors Limited Partnership, Hines Interests Limited Partnership and KeyBank National Association (filed as Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.49	Agreement of Sale and Purchase, dated as of August 9, 2005 between Centex Office Citymark I, L.P. and Hines REIT Properties, L.P. (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.50	Agreement for Purchase of Office Building, dated effective as of August 12, 2005, between Hines REIT Properties, L.P. and JB Management L.P., as amended (filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.51	Agreement of Sale, dated October 12, 2005, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Hines REIT Properties, L.P. (including first through fourth amendments)(filed as Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.52	Letter Agreement, dated November 9, 2005, among Hines-Sumisei U.S. Core Office Fund, L.P., Hines US Core Office Capital LLC and Hines REIT Properties, L.P. (filed as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.53	Subscription Agreement, dated November 14, 2005, between Hines-Sumisei U.S. Core Office Fund, L.P. and Hines REIT Properties, L.P. (filed as Exhibit 10.53 to the Registration Statement on Form S-11 filed by the registrant on December 2, 2005 (File No. 333-130114, the “Second Registration Statement”) and incorporated herein by reference).
10.54	Fifth Amendment, dated November 16, 2005, to Agreement of Sale, dated October 12,2005, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Hines REIT Properties, L.P. (filed as Exhibit 10.54 to the Second Registration Statement and incorporated herein by reference).
10.55	Sixth Amendment, dated January 20, 2006, to Agreement of Sale, dated October 12, 2005, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Hines REIT Properties, L.P. (filed as Exhibit 10.55 to Post Effective Amendment No. 7 to the Initial Registration Statement and incorporated herein by reference).

Exhibit
No.	Description

10.56	Purchase and Sale Agreement between Kan Am Grund Kapitalanlagegesellschaft MBH and Hines-Sumisei U.S. Core Office Properties, LP, dated as of March 10, 2006 (filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10- K for the year ended December 31, 2005 and incorporated herein by reference).
10.57	Purchase and Sale Agreement between 321 North Clark Realty L.L.C. and Hines REIT Properties, LP, dated as of March 23, 2006 (filed as Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
10.58	Agreement of Purchase and Sale by and between WXIII/SCV Real Estate Limited Partnership and Hines 720 Olive Way LP, dated as of December 29, 2005, as amended by First Amendment, dated as of January 6, 2006, and Second Amendment, dated January 11, 2006 (filed as Exhibit 10.58 to Post Effective Amendment No. 8 to the Initial Registration Statement on April 14, 2006 and incorporated herein by reference).
10.59	Deed of Trust, Security Agreement and Fixture Filing, dated as of April 18, 2006, by and between Hines REIT 1515 S Street LP, First American Title Insurance Company and MetLife Banle, N.A., and Promissory Notes, dated April 18, 2006, executed by Hines REIT 1515 S Street LP. (filed as Exhibit 10.59 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.60	Term Loan Agreement, dated as of April 24, 2006, between Hines REIT Properties, L.P., KeyBank National Association and the other Lenders party thereto, and Promissory Note executed by Hines REIT Properties, L.P., dated April 24, 2006 (filed as Exhibit 10.60 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.61	Unconditional Guaranty of Payment and Performance of Hines Real Estate Investment Trust, Inc. in favor of KeyBank National Association, dated April 24, 2006 (filed as Exhibit 10.61 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.62	Ownership Interests Pledge and Security Agreement of Hines REIT Properties, L.P., dated April 24, 2006 (filed as Exhibit 10.62 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.63	Subordination Agreement, dated April 24, 2006, among Hines REIT Properties, L.P., Hines Advisors Limited Partnership, Hines Interests Limited Partnership and KeyBanle National Association (filed as Exhibit 10.63 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.64	Contract of Sale by and between Sumitomo Life Realty (N.Y.), Inc. and Hines One Atlantic Center LP, dated May 18, 2006 (filed as Exhibit 10.64 to Amendment No. 2 to the Second Registration Statement and incorporated herein by reference).
10.65	Agreement by and between Hines REIT Properties, L.P. and HSH Nordbank AG NY Branch dated June 5, 2006 (filed as Exhibit 10.65 to Amendment No. 2 to the Second Registration Statement and incorporated herein by reference).
10.66	Selected Dealer Agreement, dated July 20, 2006, by and among Hines Real Estate Investment Trust, Inc., Hines Real Estate Securities, Inc., Hines Advisors Limited Partnership, Hines Interests Limited Partnership and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).
10.67	Reimbursement Agreement, dated July 20, 2006, by and between Hines Interests Limited Partnership and Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).
10.68	Agreement of Purchase and Sale, dated as of September 27, 2006, between MP Warner Center, LLC, MP Warner Center III, LLC, and Hines-Sumisei US Core Office Properties LP (as amended by Amendments No. 1, dated September 15, 2006, and No. 2, dated September 27, 2006) (filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30,2006 and incorporated herein by reference).

Exhibit
No.		Description

10.69		Credit Agreement, dated as of August 1, 2006, among Hines REIT 3100 McKinnon Street LP, Hines REIT 1900/2000 Alameda de las Pulgas LLC, Hines REIT 321 North Clark Street LLC and the Borrowing Base Subsidiaries party thereto from time to time, as Borrowers, Hines REIT Properties, L.P., as Sponsor, and HSH Nordbank AG, New York Branch and the Lenders party thereto from time to time, as Lenders (filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).
10.70		Purchase and Sale Agreement, dated November 1, 2006, between 3400 Data Drive Associates, LLC and Hines Real Estate Properties, L.P. (filed as Exhibit 10.70 to Post Effective Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.71		Purchase and Sale Agreement, dated as of October 31, 2006, between Commerz Grundbesitz-Investmentgesellschaft mbH, a limited liability company under German Law, acting as investment company for the account of the German open-ended real estate investment fund Haus Invest Global and Hines Riverfront Plaza LP. (filed as Exhibit 10.71 to Post Effective Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.72		First Amendment to Credit Agreement and other Credit Documents, dated November 8, 2006, by and among Hines REIT Properties, L.P. and KeyBank National Association, for itself and the other lending institutions party to the Credit Agreement (filed as Exhibit 10.72 to Post Effective Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.73		Real Estate Purchase and Sale Agreement, dated November 28, 2006, by and among Laguna North Building Sellers, Laguna North Land Sellers, Laguna South Building Sellers, Laguna South Land Sellers, FC27 Sellers and Hines REIT Laguna Campus LLC, and First Amendment thereto, dated November 29, 2006 (filed as Exhibit 10.73 to Post Effective Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.74		Real Estate Purchase and Sale Agreement, dated November 28, 2006, by and among Daytona Building Sellers, RCC Building Sellers, Daytona-RCC Land Sellers and Hines REIT Daytona Campus LLC, and First Amendment thereto, dated November 29, 2006 (filed as Exhibit 10.74 to Post Effective Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.75		Real Estate Sale Agreement, by and between CA Watergate Tower IV Limited Partnership and Hines REIT Watergate, LP., and First Amendment thereto, dated December 8, 2006 (filed as Exhibit 10.75 to Post Effective Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.76		Agreement of Purchase and Sale between The Atrium on Bay Inc. as vender and Hines REIT Properties, L.P. as Purchaser, dated December 22, 2006 (filed as Exhibit 10.76 to Post Effective Amendment No. 2 to the Second Registration Statement and incorporated herein by reference).
10.77		First Amendment to Credit Agreement, dated as of January 19, 2007, among Hines Reit 3100 McKinnon Street LP, Hines REIT 1900/2000 Alameda de las Pulgas LLC, Hines REIT 321 North Clark Street LLC and the Borrowing, Base Subsidiaries party thereto from time to time, as Borrowers, Hines REIT Properties, LP., as sponsor, HSH Nordbank AG, New York Branch, as lender and as Agent and Arranger, and the lenders party thereto from time to time (filed as Exhibit 10.77 to Post Effective Amendment No. 2 to the Second Registration Statement and incorporated herein by reference).
21.1		List of Subsidiaries of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 21.1 to the Second Registration Statement and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith