Form 10-Q
period 2007-03-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2007-05-15
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐     No ☑

As of May 8, 2007, 110,397,600 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
(UNAUDITED)

	March 31,	December 31,
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Investment property, at cost:
Buildings and improvements, net	$746,271	$511,961
In-place leases, net	158,484	120,765
Land	239,903	165,603

Total investment property	1,144,658	798,329
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	300,439	307,553
Cash and cash equivalents	50,458	23,022
Restricted cash	5,626	2,483
Distributions receivable	5,978	5,858
Interest rate swap contracts	1,993	1,511
Straight-line rent receivable	5,061	3,423
Tenant and other receivables	6,714	1,749
Acquired above-market leases, net	38,112	36,414
Deferred leasing costs, net	17,565	17,189
Deferred financing costs, net	5,786	5,412
Other assets	2,693	10,719

TOTAL ASSETS	$1,585,083	$1,213,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$32,228	$28,899
Unaccepted subscriptions for common shares	1,239	2,325
Due to affiliates	6,530	8,954
Acquired below-market leases, net	39,709	15,814
Other liabilities	5,938	4,163
Interest rate swap contracts	6,372	5,955
Participation interest liability	14,916	11,801
Distributions payable	14,012	11,281
Notes payable	689,472	481,233

Total liabilities	810,416	570,425
Minority interest	331	652
Commitments and Contingencies
Shareholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2007 and December 31, 2006	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of March 31, 2007 and December 31, 2006; 97,058 and 80,217 common shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	$97	$80
Additional paid-in capital	836,759	692,780
Retained deficit	(62,726)	(50,275)
Accumulated other comprehensive income	206	—

Total shareholders’ equity	774,336	642,585

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,585,083	$1,213,662

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(UNAUDITED)

	2007	2006
	(In thousands, except per share amounts)

Revenues:
Rental revenue	$29,356	$8,076
Other revenue	1,319	317

Total revenues	30,675	8,393
Expenses:
Property operating expenses	7,129	2,629
Real property taxes	4,736	1,012
Property management fees	704	209
Depreciation and amortization	11,558	3,046
Asset management and acquisition fees	6,229	2,891
Organizational and offering expenses	2,397	133
General and administrative expenses	842	609

Total expenses	33,595	10,529

Loss before other income (expenses), income tax expense and loss (income) allocated to minority interests	(2,920)	(2,136)

Other income (expenses):
Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	(1,136)	(101)
Gain on derivative instruments, net	639	—
Gain on foreign currency transactions	134	—
Interest expense	(9,434)	(2,504)
Interest income	401	84

Loss before income tax expense and minority interests	(12,316)	(4,657)

Income tax expense	(66)	—
(Income) loss allocated to minority interests	(69)	121

Net loss	$(12,451)	$(4,536)

Basic and diluted loss per common share:
Loss per common share	$(0.14)	$(0.17)

Weighted average number of common shares outstanding	88,534	26,951

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007 and the Year Ended December 31, 2006
(UNAUDITED)

					Accumulated
			Additional		Other
	Common		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
	(In thousands)

BALANCE,
January 1, 2006	23,046	$23	$199,846	$(11,785)	$—	$188,084
Issuance of common shares	57,422	57	581,948	—	—	582,005
Redemptions of common shares	(251)	—	(2,341)	—	—	(2,341)
Distributions declared	—	—	(29,840)	—	—	(29,840)
Selling commissions and dealer manager fees	—	—	(47,220)	—	—	(47,220)
Other offering costs, net	—	—	(9,613)	—	—	(9,613)
Net loss	—	—	—	(38,490)	—	(38,490)

BALANCE,
December 31, 2006	80,217	80	692,780	(50,275)	—	642,585
Issuance of common shares	16,950	17	175,401	—	—	175,418
Redemption of common shares	(109)	—	(1,019)	—	—	(1,019)
Distributions declared	—	—	(13,621)	—	—	(13,621)
Selling commissions and dealer manager fees	—	—	(15,046)	—	—	(15,046)
Other offering costs, net	—	—	(1,736)	—	—	(1,736)
Comprehensive loss:
Net loss	—	—	—	(12,451)	—
Other comprehensive income — Foreign currency translation adjustment	—	—	—	—	206
Total comprehensive loss	—	—	—	—	—	(12,245)

BALANCE,
March 31, 2007	97,058	$97	$836,759	$(62,726)	$206	$774,336

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(UNAUDITED)

	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,451)	$(4,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,502	3,338
Non-cash compensation expense	8	8
Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	1,136	101
Income (loss) allocated to minority interests	69	(121)
Accrual of organizational and offering expenses	2,397	133
Gain on foreign currency transactions	(134)	—
Gain on derivative instruments, net	(639)	—
Net change in operating accounts	(1,442)	2,458

Net cash provided by operating activities	1,446	1,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	—	(17,200)
Distributions received from Hines-Sumisei U.S. Core Office Fund, L.P. in excess of equity in losses	5,858	3,598
Investments in property	(343,757)	(63,295)
Investments in master leases	(4,186)	—
Master lease rent receipts	396	—
Settlement of foreign currency hedge	939	—
Additions to other assets	—	(10,000)
Increase in restricted cash	(3,134)	(2,996)
Increase in acquired out-of-market leases, net	22,115	2,210

Net cash used in investing activities	(321,769)	(87,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in unaccepted subscriptions for common shares	(1,086)	67
Proceeds from issuance of common stock	168,751	89,188
Redemption of common shares	(1,019)	(63)
Payments of selling commissions and dealer manager fees	(14,524)	(6,540)
Payments of organizational and offering expenses	(6,042)	(3,000)
Proceeds from advances from affiliate	—	789
Distributions paid to shareholders and minority interests	(4,622)	(1,436)
Proceeds from notes payable	374,415	77,000
Payments on notes payable	(167,000)	(60,900)
Decrease in security deposit liability, net	(6)	—
Additions to deferred financing costs	(764)	(1,518)
Payments related to interest rate swap contracts	(366)	—

Net cash provided by financing activities	347,737	93,587

Effect of exchange rate changes on cash	22	—

Net change in cash and cash equivalents	27,436	7,285
Cash and cash equivalents, beginning of period	23,022	6,156

Cash and cash equivalents, end of period	$50,458	$13,441

See notes to the condensed consolidated financial statements

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(unaudited)

1.	Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2006 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of March 31, 2007 and December 31, 2006, the results of operations and cash flows for the three months ended March 31, 2007 and 2006 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

The following table summarizes the activity from Hines REIT’s offerings for the years ended December 31, 2006, 2005 and 2004 and the three months ended March 31, 2007 (in millions):

	Initial Public Offering				Current Public Offering				All Offerings
Period	# of Shares		Proceeds		# of Shares		Proceeds		# of Shares	Proceeds

Year Ended December 31, 2004	2.1		$20.6		—		$—		2.1	$20.6
Year Ended December 31, 2005	21.0	(a)	207.7	(a)	—		—		21.0	207.7
Year Ended December 31, 2006	30.1	(b)	299.2	(b)	27.3	(b)	282.7	(b)	57.4	581.9
Three Months Ended March 31, 2007	—		—		16.9	(c)	175.4	(c)	16.9	175.4

Total	53.2		$527.5		44.2		$458.1		97.4	$985.6

(a)	Amounts include $2.1 million of gross proceeds relating to approximately 223,000 shares issued under the Company’s dividend reinvestment plan.

(b)	Amounts include $13.5 million of gross proceeds relating to approximately 1.4 million shares issued under the Company’s dividend reinvestment plan.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Amounts include $6.7 million of gross proceeds relating to approximately 674,000 shares issued under the Company’s dividend reinvestment plan.

As of March 31, 2007, approximately $1,557.9 million in common shares remained available for sale pursuant to the Current Offering, exclusive of approximately $184.0 million in common shares available under the Company’s dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of March 31, 2007 and December 31, 2006, Hines REIT owned a 97.30% and 97.38%, respectively, general partner interest in the Operating Partnership.

From April 1 through May 8, 2007, Hines REIT received gross offering proceeds of approximately $134.2 million from the sale of 13.0 million common shares, including approximately $8.0 million relating to 807,000 shares sold under Hines REIT’s dividend reinvestment plan. As of May 8, 2007, 1,431.6 million common shares remained available for sale to the public pursuant to the Current Offering, exclusive of 176.0 million common shares available under the dividend reinvestment plan.

Minority Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 1.11% and 1.34% interest in the Operating Partnership as of March 31, 2007 and December 31, 2006, respectively. As a result of HALP Associates Limited Partnership’s (“HALP”) ownership of the Participation Interest (see Note 6), HALP’s percentage ownership in the Operating Partnership was 1.59% and 1.28% as of March 31, 2007 and December 31, 2006, respectively.

Investment Property

As of March 31, 2007, the Company held direct and indirect investments in 24 office properties located in 17 cities throughout the United States and one property in Toronto, Canada. The Company’s interests in 15 of these properties are owned indirectly through the Company’s investment in Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”). As of March 31, 2007 and December 31, 2006, the Company owned an approximate 34.0% non-managing general partner interest in the Core Fund. See Note 3 for further discussion.

On May 1, 2007, an indirect subsidiary of the Core Fund acquired a portfolio of six office properties in Sacramento, California, for approximately $490.2 million. See Note 10 for further discussion.

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

The Company evaluates the need to consolidate joint ventures based on standards set forth in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46”) and American Institute of Certified Public Accountants’ Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, as amended by Emerging Issues Task Force Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.  In accordance with this accounting literature, the Company will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Company will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions through substantive participating rights, such as approval of budgets, selection of property managers, asset management, investment

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activity and changes in financing. As of March 31, 2007, the Company had no unconsolidated interests in joint ventures, other than its interest in the Core Fund.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has determined that it has one reportable segment, with activities related to investing in office properties. The Company’s investments in real estate generate rental revenue and other income through the leasing of office properties, which constituted 100% of the Company’s total consolidated revenues for the three months ended March 31, 2007. The Company’s investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of the Company’s office properties has similar economic characteristics, tenants, and products and services, the Company’s office properties have been aggregated into one reportable segment for the three months ended March 31, 2007 and 2006.

Comprehensive Loss

The Company reports comprehensive loss in its condensed consolidated statements of shareholders’ equity. Comprehensive loss was $12.2 million for the three months ended March 31, 2007 resulting from the Company’s net loss of 12.5 million offset by its foreign currency translation adjustment of approximately $206,000. See “International Operations” below for additional information.

International Operations

The Canadian dollar is the functional currency for the Company’s subsidiaries operating in Toronto, Canada. The Company’s subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These translation gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

The Company’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. These gains or losses are included in the Company’s results of operations.

The Company also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

Investment Property

Real estate assets the Company owns directly are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized. Maintenance and repair costs are expensed as incurred.

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At March 31, 2007, management believes no such impairment has occurred.

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

Restricted Cash

As of March 31, 2007 and December 31, 2006, the Company had restricted cash of approximately $5.6 million and $2.5 million, respectively, related to escrow accounts required by certain of the Company’s mortgage agreements.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include: 1) whether the lease stipulates how and on

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

what a tenant improvement allowance may be spent; 2) whether the tenant or landlord retains legal title to the improvements; 3) the uniqueness of the improvements; 4) the expected economic life of the tenant improvements relative to the term of the lease; and 5) who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, the Company considers all of the above factors. No one factor is determinative.

Tenant inducement amortization was approximately $420,000 and $130,000 for the three months ended March 31, 2007 and 2006, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $134,000 and $8,000 as amortization expense related to other direct leasing costs for the three months ended March 31, 2007 and 2006, respectively.

  Derivative Instruments

The gain on derivative instruments recorded in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2007 is the result of the following (additional details provided below):

•	A gain of approximately $66,000 resulting from the increase in the fair value of the interest rate swaps during the period;

•	Fees of approximately $366,000 incurred upon entering into the swap transactions; and

•	A gain of approximately $939,000 resulting from the settlement of a foreign currency contract.

In June 2006 and December 2006, the Company entered into two forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). Both swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank.

On February 27, 2007, the Company entered into a forward interest rate swap contract with HSH Nordbank with a notional amount of $119.0 million, a 10-year term, and an effective date of May 1, 2007. This agreement has effectively fixed the interest rate at 5.355% for the $119.0 million borrowing under the Company’s pooled mortgage facility with HSH Nordbank (the “HSH Credit Facility”) entered into on May 2, 2007. See Note 10 for additional information.

The Company has not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheet as of March 31, 2007 and December 31, 2006.

The Company will mark the interest rate swap contracts to their estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in the condensed consolidated statements of operations.

In addition, on February 8, 2007 the Company entered into a foreign currency contract related to the acquisition of Atrium on Bay, an office property located in Toronto, Canada. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to the Company’s equity investment and was settled at the close of this acquisition on February 26, 2007.

  Deferred Financing Costs

Deferred financing costs as of March 31, 2007 and December 31, 2006 consist of direct costs incurred in obtaining debt financing (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2007 and 2006, approximately $296,000 and $109,000, respectively, was amortized and recorded in interest expense in the accompanying condensed consolidated statements of operations.

  Other Assets

Other assets primarily consists of prepaid insurance, earnest money deposits paid in connection with future property acquisitions and prepaid taxes. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods. Other assets includes the following (in thousands):

	March 31,	December 31,
	2007	2006

Property acquisition escrow deposit	$—	$8,858
Prepaid insurance	643	353
Prepaid taxes	554	—
Mortgage loan deposits	926	924
Other	570	584

Total	$2,693	$10,719

  Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares includes proceeds related to subscriptions which had not been accepted by the Company as of March 31, 2007 and December 31, 2006.

  Due to Affiliates

Due to affiliates includes the following (in thousands):

	March 31,	December 31,
	2007	2006

Organizational and offering costs related to the Current Offering	$3,123	$4,992
Dealer manager fees and selling commissions	1,407	885
Asset management, acquisition fees and property-level fees and reimbursements	1,872	3,077
Other	128	—

Total	$6,530	$8,954

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

As of December 31, 2006, the Advisor had incurred on behalf of the Company organizational and offering costs related to the Initial Offering of approximately $43.3 million (of which approximately $23.0 million relates to the Advisor or its affiliates). This amount includes approximately $24.2 million of organizational and internal offering costs, and approximately $19.1 million of third-party offering costs, such as legal and accounting fees and printing costs. No such amounts were incurred subsequent to December 31, 2006.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on actual gross proceeds raised in the Initial Offering, the total amount of organizational and offering costs for which the Company was obligated to reimburse the Advisor related to the Initial Offering was approximately $16.0 million. As a result of amounts recorded in prior periods, during the three months ended March 31, 2006, organizational and internal offering costs related to the Initial Offering totaling approximately $1.6 million and third party offering costs of approximately $1.9 million were incurred by the Advisor but were not recorded in the condensed consolidated financial statements because the Company expected it would not be obligated to reimburse the Advisor for these costs. Based on the actual proceeds raised in the Initial Offering, the total amount of organizational and offering costs the Company was obligated to reimburse the Advisor related to the Initial Offering was settled in the 2nd quarter of 2006.

Current Offering

The Company commenced the Current Offering on June 19, 2006. Certain organizational and offering costs associated with the Current Offering have been paid by the Advisor on the Company’s behalf. Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manager fees, do not exceed 15% of gross proceeds from the Current Offering. As of March 31, 2007 and December 31, 2006, the Advisor had incurred on the Company’s behalf organizational and offering costs in connection with the Current Offering of $16.7 million and $12.6 million, respectively (of which $7.0 million and $4.7 million, respectively, relates to the Advisor or its affiliates).

During the three months ended March 31, 2007 and 2006, the Advisor incurred approximately $2.4 million and $133,000, respectively, of internal offering costs, which have been expensed in the accompanying condensed consolidated statements of operations. Approximately $1.7 million and $280,000 of third-party offering costs for the three months ended March 31, 2007 and 2006, respectively, have been offset against net proceeds of the Current Offering within additional paid-in capital.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $5.1 million and $3.4 million as of March 31, 2007 and December 31, 2006, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. The determination of who is the owner of the tenant improvements for accounting purposes determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner of the tenant improvements for accounting purposes, then the leased asset is the finished space and revenue recognition

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes the lessee is the owner of the tenant improvements for accounting purposes, then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements.

Stock-based Compensation

Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock annually. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123®, “Share-Based Payment,” the Company recognizes the expense related to these shares over the vesting period. The Company granted 3,000 restricted common shares to each of its independent board members in November 2004, June 2005 and June 2006. For three months ended March 31, 2007 and 2006, the Company amortized approximately $8,000 of related compensation expense. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Income Taxes

Hines REIT made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2004. In addition, as of March 31, 2007 and December 31, 2006 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the three months ended March 31, 2007 and 2006 in the accompanying condensed consolidated financial statements.

During 2006, the state of Texas enacted new tax legislation that restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax under SFAS 109, Accounting for Income Taxes.  The impact of this legislation was not material to the Company for the three months ended March 31, 2007.

Due to the acquisition of Atrium on Bay, an office property located in Toronto, Canada, the Company has recorded a provision for Canadian income taxes of approximately $66,000 for the three months ended March 31, 2007 in accordance with Canadian tax laws and regulations.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires companies to recognize uncertain tax positions in the financial statements if management believes it is more likely than not that the position will be sustained on examination by the taxing authorities, based on the technical merits of the positions. The Company reviewed its current tax positions and believes its positions will be sustained on examination. The adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial statements.

As of March 31, 2007, the Company had no significant temporary differences, tax credits, or net operating loss carry-forwards.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per Share Data

Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

3.	Real Estate Investments

Direct Investments

Properties that are wholly owned by the Operating Partnership are referred to as “direct investments.” As of December 31, 2006, the Company owned direct investments in eight office properties through its interest in the Operating Partnership. On January 3, 2007, the Company acquired the Laguna Buildings, a complex of six office buildings located in Redmond, Washington. On February 26, 2007, the Company acquired Atrium on Bay, an office property located in Toronto, Canada. As of March 31, 2007, the Company owned a portfolio of ten direct investments.

As of March 31, 2007, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired	Acquired
	Buildings and		Above-Market	Below-Market
	Improvements	In-Place Leases	Leases	Leases

Cost	$758,250	$182,381	$43,259	$44,389
Less: accumulated depreciation and amortization	(11,979)	(23,897)	(5,147)	(4,680)

Net	$746,271	$158,484	$38,112	$39,709

As of December 31, 2006, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases

Cost	$519,843	$137,344	$40,267	$19,046
Less: accumulated depreciation and amortization	(7,882)	(16,579)	(3,853)	(3,232)

Net	$511,961	$120,765	$36,414	$15,814

Amortization expense was $7.3 million and $2.1 million for in-place leases for the three months ended March 31, 2007 and 2006, respectively, and amortization of out-of-market leases, net, was a decrease to rental revenue of approximately $155,000 and $81,000, respectively.

Anticipated amortization of in-place and out-of-market leases, net, for the period from April 1 through December 31, 2007 and for each of the following four years ended December 31 is as follows (in thousands):

	In-place	Out-of-Market
	Leases	Leases, net

April 1 through December 31, 2007	$24,095	$(1,573)
2008	29,927	(1,762)
2009	26,980	(1,075)
2010	20,013	(1,126)
2011	17,873	(1,204)

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with its direct investments, the Company has entered into non-cancelable lease agreements with tenants for office and retail space. As of March 31, 2007, the approximate fixed future minimum rentals for the period from April 1 through December 31, 2007, and each of the years ending December 31, 2008 through 2011 and thereafter are as follows (in thousands):

Fixed Future
Minimum
Rentals

April 1 through December 31, 2007	$68,557
2008	86,521
2009	82,156
2010	64,393
2011	58,035
Thereafter	168,626

Total	$528,288

Approximately 10% of the rental revenue recognized during the three months ended March 31, 2007 was earned from a tenant in the software industry, whose lease expires in 2013. No other tenant provided more than 10% of the Company’s total rental revenues for the three months ended March 31, 2007.

Of the total rental revenue earned by the Company for the three months ended March 31, 2006, approximately 13% was earned from a tenant in the insurance industry, whose lease expires in May 2018. In addition, 13% was earned from a tenant in the construction industry, whose leases representing approximately 48% of its space expire in November 2009 and whose remaining leases expire in November 2010. No other tenant provided more than 10% of the Company’s total rental revenues for the three months ended March 31, 2006.

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

As of March 31, 2007 and December 31, 2006, the Company owned a 34.0% non-managing general partnership interest in the Core Fund, which held ownership interests in fifteen properties across the United States.

Condensed consolidated financial information of the Core Fund as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 is summarized below (in thousands):

ASSETS

	March 31,	December 31,
	2007	2006

Cash	$63,644	$67,557
Property, net	2,493,590	2,520,278
Other assets	313,763	305,027

Total Assets	$2,870,997	$2,892,862

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$1,580,238	$1,571,290
Other liabilities	155,735	157,248
Minority interest	333,136	341,667
Partners’ capital	801,888	822,657

Total Liabilities and Partners’ Capital	$2,870,997	$2,892,862

OPERATIONS

	March 31,	March 31,
	2007	2006

Revenues and interest income	$91,704	$57,018
Operating expenses	(41,964)	(26,341)
Interest expense	(21,948)	(13,073)
Depreciation and amortization	(29,189)	(15,617)
Minority interest	(1,800)	(2,236)

Net Loss	$(3,197)	$(249)

Of the total rental revenue of the Core Fund for the three months ended March 31, 2007, approximately 34% was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027. No tenant provided more than 10% of the Core Fund’s total rental revenues for the three months ended March 31, 2007.

Of the total rental revenue of the Core Fund for the three months ended March 31, 2006, approximately 14% was earned from two affiliated tenants in the oil and gas industry, whose leases expire on December 31, 2015. In addition, 37% was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027. No other tenant provided more than 10% of the Core Fund’s total rental revenues for the three months ended March 31, 2006.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Debt Financing

The following table includes all of the Company’s outstanding notes payable as of March 31, 2007 and December 31, 2006 (in thousands, except interest rates):

					Principal		Principal
					Outstanding at		Outstanding at
	Date				March 31,		December 31,
Description	Entered Into	Maturity Date	Interest Rate		2007		2006

Key Bank National Association — Revolving Credit Facility	9/9/2005	10/31/2009	Variable	(1)	$107,664		$162,000
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		89,434		89,233
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000		45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		164,374	(4)	—
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	%(2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	%(3)	98,000		—

					$689,472		$481,233

(1)	The revolving credit facility with KeyBank National Association (“KeyBank”) provides a maximum aggregate borrowing capacity of $250.0 million, which may be increased to $350.0 million upon the Company’s election. Borrowings under the revolving credit facility are at variable interest rates based on LIBOR plus 125 to 200 basis points based on prescribed leverage ratios. The weighted average interest rate on outstanding borrowings under this facility was 6.70% and 6.73% as of March 31, 2007 and December 31, 2006, respectively.

(2)	Borrowings under the pooled mortgage facility with HSH Nordbank have variable interest rates equal to one-month LIBOR plus 0.40%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.8575%.

(3)	Borrowings under the pooled mortgage facility with HSH Nordbank have variable interest rates equal to one-month LIBOR plus 0.40%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.2505%.

(4)	This amount was translated to U.S. dollars at a rate of $0.8651 as of March 31, 2007. The mortgage agreement provided for a principal amount of $190.0 million CAD.

On May 2, 2007, the Company borrowed $119.0 million under its HSH Credit Facility as secured financing for the Daytona and Laguna buildings. See Note 10 for further discussion.

From April 1, 2007 to May 8, 2007, the Company repaid all amounts outstanding under the revolving credit facility with KeyBank. No new borrowings were made under the KeyBank facility during that period.

5.	Distributions

The Company’s board of directors began declaring distributions in November 2004, after the Company commenced business operations. The Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decides this policy is in the best interests of its shareholders. The Company has made the following quarterly distributions to its shareholders and minority interests for the year ended December 31, 2006 and the three months ended March 31, 2007 (in thousands):

		Total
Distribution for the Quarter Ended	Date Paid	Distribution

March 31, 2007	April 16, 2007	$14,012
December 31, 2006	January 16, 2007	$11,281
September 30, 2006	October 13, 2006	$9,056
June 30, 2006	July 14, 2006	$6,405
March 31, 2006	April 13, 2006	$4,212

6.	Related Party Transactions

  Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. The Advisor earned cash acquisition fees totaling $1.6 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations. See discussion of the Participation Interest below.

Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee is earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. The Advisor earned cash asset management fees totaling approximately $1.5 million and $474,000 during the three months ended March 31, 2007 and 2006, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations. See discussion of the Participation Interest below.

Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company reimburses the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. For the year ended December 31, 2006, the Advisor had advanced to or made payments on the Company’s behalf totaling $1.6 million and the Company made repayments totaling $2.7 million. No advances were received after June 30, 2006 and no amounts were owed to the Advisor as of March 31, 2007 or December 31, 2006 related to these advances.

Dealer Manager Agreement

The Company has retained HRES, an affiliate of the Advisor, to serve as dealer manager for the Initial Offering and the Current Offering. The dealer manager agreement related to the Initial Offering provided that HRES would earn selling commissions equal to 6.0% of the gross proceeds from sales of common stock sold in the Company’s primary offering and 4.0% of gross proceeds from the sale of shares issued pursuant the Company’s dividend reinvestment plan, all of which was reallowed to participating broker dealers. On May 30, 2006, the Company executed a separate dealer manager agreement for the Current Offering providing that HRES will earn selling

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which is reallowed to participating broker dealers, and will earn no selling commissions related to shares issued pursuant to the dividend reinvestment plan. Both agreements also provide that HRES will earn a dealer manager fee equal to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which may be reallowed to participating broker dealers. HRES earned selling commissions of $11.3 million and $4.9 million and earned dealer manager fees of $3.7 million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively, which have been offset against additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ equity.

Property Management and Leasing Agreements

The Company has entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which it directly invests. As compensation for its services, Hines receives the following:

•	A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. The Company incurred property management fees of approximately $704,000 and $209,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, the Company had liabilities for incurred and unpaid property management fees of approximately $213,000 and $312,000, respectively, which have been included in the accompanying condensed consolidated balance sheets.

•	A leasing fee of 1.5% of gross revenues payable over the term of each executed lease, including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. The Company incurred leasing, construction management or redevelopment fees of approximately $62,000 and $11,000 during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 the Company had a related liability of approximately $672,000, which was included in due to affiliates in the accompanying condensed consolidated balance sheet. No related liability existed as of December 31, 2006.

•	The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’s duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses are limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. The Company incurred reimbursable expenses of approximately $1.3 million and $458,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, the Company had related liabilities of approximately $1.1 million and $498,000, respectively, which were included in due to affiliates in the accompanying condensed consolidated balance sheets.

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.59% and 1.28% as of March 31, 2007 and December 31, 2006, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled $14.9 million and $11.8 million as of March 31, 2007 and December 31, 2006, respectively, and is included in the participation interest liability in the accompanying condensed consolidated balance sheets. The related expense for asset management and acquisition fees of $3.1 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively, is included in asset management and acquisition fees in the accompanying condensed consolidated statements of operations.

7.	Changes in Assets and Liabilities

The effect of changes in asset and liability accounts on cash flows from operating activities for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	2007	2006

Changes in assets and liabilities:
(Increase) decrease in other assets	$(755)	$58
Increase in straight-line rent receivable	(1,636)	(149)
Increase in tenant and other receivables	(827)	(380)
Additions to deferred lease costs	(1,546)	(168)
Increase in accounts payable and accrued expenses	863	1,009
Increase in participation interest liability	3,115	1,446
Increase in other liabilities	387	144
Increase (decrease) in due to affiliates	(1,043)	498

Changes in assets and liabilities	$(1,442)	$2,458

8.	Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Cash paid for interest	$9,306	$2,020
Supplemental Schedule of Non-Cash Activities
Unpaid selling commissions and dealer manager fees	$1,407	$1,495
Deferred offering costs offset against additional paid-in-capital	$1,736	$—
Distributions declared and unpaid	$14,012	$4,212
Distributions receivable	$5,978	$3,115
Distributions reinvested	$6,659	$1,773
Non-cash net assets acquired upon acquisition of property	$1,714	$1,675
Accrual of deferred offering costs	$—	$280
Assumption of mortgage upon acquisition of property	$—	$88,495
Accrued additions to deferred leasing costs	$792	$—
Accrued additions to investment property	$123	$—

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

On March 27, 2007, the Company entered into a contract to acquire Seattle Design Center, a mixed-use office and retail complex located near the central business district of Seattle, Washington. Seattle Design Center is comprised of a two-story building and a five-story building with an underground parking garage. The buildings consist of 390,684 square feet of rentable area and are 90% leased to a variety of office and retail tenants. The contract purchase price of Seattle Design Center is expected to be approximately $57.0 million, exclusive of transaction costs, financing fees and working capital reserves and the acquisition is expected to close on or about June 22, 2007. There is no guarantee that this acquisition will be consummated, and if the Company elects not to close on Seattle Design Center, it will forfeit $4.0 million in earnest money deposits.

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to funding approximately $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, which will be paid in future periods. This amount has been recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of December 31, 2006 and March 31, 2007.

10.	Subsequent Events

On May 1, 2007, an affiliate of Hines acquired a portfolio of office buildings in Sacramento, California (the “Sacramento Properties”) on behalf of an indirect subsidiary of the Core Fund, as well as certain other properties on behalf of another affiliate of Hines. The Sacramento Properties are comprised of six office properties, which include 15 office buildings located in and around the Sacramento metropolitan area. The Sacramento Properties contain approximately 1.4 million square feet, in aggregate. The contract purchase price of the Sacramento Properties was approximately $490.2 million, exclusive of transaction costs, financing fees and working capital reserves. In connection with this acquisition, an indirect subsidiary of the Core Fund entered into three mortgage agreements with Bank of America in the combined principal amount of $237.3 million and borrowed $36.0 million under its revolving credit facility with KeyBank. The Bank of America loans bear interest at fixed rates of 5.5 – 5.6%, per annum, and have terms of five, seven and ten years. One additional loan is expected to close on or about May 25, 2007 which will be used to repay proceeds borrowed from KeyBank. The loans are secured by the Sacramento Properties. Each mortgage agreement contains customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. Neither loan is recourse to the Core Fund or to the Company.

As a result of the Core Fund’s capital call, which was funded on May 1, 2007 and in which the Company elected not to participate, the Company’s interest in the Core Fund was diluted to 29.7%.

On May 2, 2007, the Company borrowed $119.0 million under its HSH Credit Facility. The $119.0 million borrowing is secured by mortgages or deeds of trust and related assignments and security interests on two of the Company’s directly owned properties: The Daytona Buildings and the Laguna Buildings, both of which are located in Redmond, Washington. The borrowing matures on May 2, 2017 and bears interest at a variable rate based on one-month LIBOR plus a margin of 0.40%. The interest rate on such borrowing has been effectively fixed at 5.355% as a result of an interest rate swap agreement the Company entered into with HSH Nordbank.

On May 11, 2007, the Company entered into a contract to acquire 5th and Bell, a six-story office building located in the central business district of Seattle, Washington. The building consists of 197,135 square feet of rentable area and is 84% leased to four tenants. The maximum contract purchase price for 5th and Bell is expected to be $72.2 million, exclusive of transaction costs, financing fees and working capital reserves. This acquisition is expected to close on or about June 29, 2007.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2007, the board of directors of the Company authorized the following changes to the terms of its Current Offering, which will become effective on July 1, 2007:

•	Increased the offering price of shares of its common stock from $10.40 per share to $10.58 per share

•	Increased the price at which shares will be issued pursuant to its dividend reinvestment plan from $9.88 per share to $10.05 per share.

•	Increased the price at which shares will be redeemed under its share redemption plan from $9.36 per share to $9.52 per share.

On April 13, 2007, subject to the Company’s share redemption plan, the Company authorized requests for the redemption of approximately 122,000 common shares and made payments totaling $1.2 million related to these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements concerning future financial performance and distributions, future debt and financing levels, acquisitions and investment objectives, payments to our advisor, Hines Advisors Limited Partnership (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included in this Form 10-Q are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, pay distributions to our shareholders and maintain the value of the real estate properties in which we hold an interest, may be significantly hindered.

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested and continue to invest in real estate to satisfy our primary investment objectives of preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership, or indirectly through other entities, such as through our investment in the Core Fund. As of March 31, 2007, we had direct and indirect interests in 24 office properties located in 17 cities throughout the United States and one property in Toronto, Canada. In addition, we have and may make other real estate investments including, but not limited to, properties outside of the United States, non-office properties, mortgage loans and ground leases. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties which will be diversified by location, lease expirations and tenant industries.

In order to provide capital for these investments, we sold shares to the public through our initial public offering (the “Initial Offering”), which commenced on June 18, 2004 and terminated on June 18, 2006, and we continue to sell common shares through our follow-on public offering of a maximum of $2.2 billion in common shares (the “Current Offering”). We commenced the Current Offering on June 19, 2006, and we intend to continue raising significant amounts of capital through our Current Offering and potential follow-on offerings, as well as through debt financings.

The following table provides summary information regarding the properties in which we owned interests as of March 31, 2007:

		Leasable	Percent	Our Effective
Property	City	Square Feet	Leased	Ownership(1)

321 North Clark	Chicago, Illinois	885,664	94%	100%
Citymark	Dallas, Texas	218,096	100%	100%
Watergate Tower IV	Emeryville, California	344,433	100%	100%
Airport Corporate Center	Miami, Florida	1,018,627	95%	100%
3400 Data Drive	Rancho Cordova, California	149,703	100%	100%
Daytona Buildings	Redmond, Washington	250,515	100%	100%
Laguna Buildings	Redmond, Washington	464,701	100%	100%
1515 S Street	Sacramento, California	348,881	100%	100%
1900 and 2000 Alameda	San Mateo, California	253,377	75%	100%
Atrium on Bay	Toronto, Canada	1,079,870	86%	100%

Total for Directly-Owned Properties		5,013,867	93%

One Atlantic Center	Atlanta, Georgia	1,100,312	82%	30.95%
Three First National Plaza	Chicago, Illinois	1,419,079	92%	24.76%
333 West Wacker	Chicago, Illinois	841,621	90%	24.70%
One Shell Plaza	Houston, Texas	1,228,160	97%	15.47%
Two Shell Plaza	Houston, Texas	566,960	94%	15.47%
425 Lexington Avenue	New York, New York	700,034	100%	13.81%
499 Park Avenue	New York, New York	288,204	100%	13.81%
600 Lexington Avenue	New York, New York	281,072	100%	13.81%
Riverfront Plaza	Richmond, Virginia	949,873	99%	30.95%
525 B Street	San Diego, California	447,159	89%	30.95%
The KPMG Building	San Francisco, California	379,328	96%	30.95%
101 Second Street	San Francisco, California	388,370	99%	30.95%
720 Olive Way	Seattle, Washington	300,710	82%	24.70%
1200 19th Street	Washington, D.C.	234,718	100%	13.81%
Warner Center	Woodland Hills, California	808,274	98%	24.70%

Total for Core Fund Properties		9,933,874	94%

Total for All Properties		14,947,741	94%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. On March 31, 2007, Hines REIT owned a 97.30% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.70% interest in the Operating Partnership. We own interests in all of the properties other than those identified above as being owned 100% by us through our interest in the Core Fund, in which we owned an approximate 34.0% non-managing general partner interest as of March 31, 2007. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 91.0%.

In addition, on May 1, 2007, the Core Fund acquired an indirect interest in a portfolio of office buildings in Sacramento, California (the “Sacramento Properties”) through our investment in the Core Fund. As a result of the Core Fund’s capital call, which was funded on May 1, 2007 and in which we elected not to participate, our interest in the Core Fund was diluted to approximately 29.7%. See “Subsequent Events” below for additional information.

As of March 31, 2007, we had primarily invested in institutional-quality office properties in the United States. These types of properties continue to attract significant capital, and competition to acquire such assets remains intense. However, we intend to continue to pursue institutional-quality office properties as well as other real estate investments that we believe will satisfy our long-term primary objectives of preserving invested capital and achieving modest capital appreciation over the long term, in addition to providing regular cash distributions to our shareholders.

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

  Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. In addition to the policies set forth below, please see “Note 2 — Summary of Significant Accounting Policies” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of some of these policies. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates.

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

Revenue Recognition and Valuation of Receivables

We recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays, if any. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant’s lease provision. Revenues relating to lease termination fees are recognized at the time that the tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the lease. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct writeoff is recorded and would decrease our total assets and shareholders’ equity.

Derivative Instruments

We have entered into interest rate swap transactions in the past as economic hedges against the variability of future interest rates on certain variable interest rate debt. To date, we have not designated any such contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006. Any changes in the fair value of the interest rate swaps have been recorded in the accompanying condensed consolidated statement of operations for three months ended March 31, 2007.

We will mark the interest rate swaps to their estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in our condensed consolidated statements of operations.

On February 8, 2007 we entered into a foreign currency contract related to the acquisition of Atrium on Bay, an office property located in Toronto, Canada. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to our equity investment and was settled at the close of this acquisition on February 26, 2007. The gain that resulted upon settlement was recorded in gain on derivative instruments, net, in the accompanying condensed consolidated statement of operations.

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

Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2004 federal tax return. In addition, we hold an investment in the Core Fund, which has invested in properties through a structure that includes entities that have elected to be taxed as REITs. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to shareholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their shareholders. It is our intention to adhere to these requirements and maintain our REIT status, as well as to ensure that the applicable entities in the Core Fund structure also maintain their REIT status. As such, no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements. As a REIT and indirectly through our investment in the Core Fund, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. In addition, we are and will indirectly be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through the taxable REIT subsidiary of the Core Fund.

During 2006, the state of Texas enacted new tax legislation that restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax under SFAS 109, Accounting for Income Taxes.  The impact of this legislation was not material to our results for the three months ended March 31, 2007.

Due to the acquisition of Atrium on Bay, an office property located in Toronto, Canada, we have recorded a provision for Canadian income taxes of approximately $66,000 for the three months ended March 31, 2007 in accordance with Canadian tax laws and regulations.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires companies to recognize uncertain tax positions in the financial statements if management believes it is more likely than not that the position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We reviewed our current tax positions and believe our positions will be sustained on examination. The adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements.

As of March 31, 2007, we had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Comprehensive Income

We report comprehensive loss in our condensed consolidated statements of shareholders’ equity. Comprehensive loss was $12.2 million for the three months ended March 31, 2007 resulting from our net loss and offset by our foreign currency translation adjustment. See “International Operations” below for additional information.

International Operations

The Canadian dollar is the functional currency for our subsidiaries operating in Toronto, Canada. Our subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. These gains or losses are included in our results of operations.

We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

  Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements are for property acquisitions, property-level operating expenses, capital improvements, debt service, organizational and offering expenses, corporate-level general and administrative expenses and distributions. We have three primary sources of capital for meeting our cash requirements:

•	proceeds from our public offerings, including our dividend reinvestment plan;

•	debt financings, including secured or unsecured facilities; and

•	cash flow generated by our real estate investments and operations.

For the three months ended March 31, 2007, our cash needs for acquisitions have been met primarily by proceeds from our public equity offerings and debt financing. Our operating cash needs have been met through cash flow generated by our properties and investments. We believe that our current capital resources and cash flow from operations are sufficient to meet our liquidity needs for the foreseeable future.

We raised significant funds from our Current Offering during the first three months of 2007 (see discussion below), and we expect to continue to raise significant funds from our Current Offering and other potential follow-on offerings. We intend to continue making real estate investments with these funds and funds available to us under our credit facilities and other permanent debt. We also intend to continue to pay distributions to our shareholders on a quarterly basis. As noted above, we are currently looking for investment opportunities in an intensely competitive environment, and acquisitions in such an environment may put downward pressure on our distribution payments as a result of potentially lower yields on new investments. Additionally, we have experienced, and expect to continue to experience, delays between raising capital and acquiring real estate investments. We temporarily invest unused proceeds from our public offering in investments that typically yield lower returns when compared to our real estate investments. We may need to use short-term borrowings or advances from affiliates in order to maintain our current per-share distribution levels in future periods. However, we will continue to make investment and financing decisions, and decisions regarding distribution payments, with a long-term view. We will also continually monitor our cash flow and market conditions when making such decisions. In this environment, we may decide to lower our per-share distribution amount rather than take actions we believe may compromise our long-term objectives.

Cash Flows from Operating Activities

Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by debt service, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we have incurred corporate-level debt service, general and administrative expenses, asset management and acquisition fees. Results of operations are not directly comparable for the three months ended March 31, 2007 and 2006 as a result of our acquisition activity. As of March 31, 2007, we owned ten properties, which generated revenue of $30.7 million for the three months then ended. By comparison, we owned four properties as of March 31, 2006, which generated revenue of $8.4 million for the three months then ended.

Net cash flow provided by operating activities was $1.4 million for the three months ended March 31, 2007 and 2006. Our operating net cash flows are primarily the result of the net loss for the period offset by non-cash components of our net loss such as depreciation and amortization, equity in losses of the Core Fund, accrued costs of our Current Offering, and changes in other asset and liability accounts.

Cash Flows from Investing Activities

During the three months ended March 31, 2007, we acquired two office properties for $321.6 million in the aggregate, excluding transaction costs, financing fees and working capital reserves. This represents over a four-fold increase over the three months ended March 31, 2006, during which we acquired one office property for $61.1 million, excluding transaction costs, financing fees and working capital reserves.

During the three months ended March 31, 2007 and 2006, we received distributions related to our interest in the Core Fund of approximately $5.9 million and $3.6 million, respectively. The increase in distributions are attributable to our interest in the Core fund following additional capital contributions we made to the Core Fund since March 31, 2006, as well as the increased cash flow at the Core Fund resulting from the additional properties it has acquired since March 31, 2006.

During the three months ended March 31, 2006, we made capital contributions to the Core Fund totaling $17.2 million. We made no capital contributions to the Core Fund during the three months ended March 31, 2007.

During the three months ended March 31, 2007 and 2006, we had increases in restricted cash of approximately $3.1 million and $3.0 million, respectively, related to certain escrows required by our mortgage agreements.

During the three months ended March 31, 2006, we paid a deposit of $10.0 million related to the acquisition of 321 N. Clark in April 2006. No such deposits were paid and outstanding during the three months ended March 31, 2007.

During the three months ended March 31, 2007, we had net cash outflows of $3.8 million for master leases entered into in connection with our acquisitions of the Laguna Buildings and Atrium on Bay.

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

The following table summarizes the activity from our offerings for the years ended December 31, 2006, 2005 and 2004 and the three months ended March 31, 2007 (in millions):

	Initial Public Offering				Current Public Offering				All Offerings
Period	# of Shares		Proceeds		# of Shares		Proceeds		# of Shares	Proceeds

Year Ended December 31, 2004	2.1		$20.6		—		$—		2.1	$20.6
Year Ended December 31, 2005	21.0	(a)	207.7	(a)	—		—		21.0	207.7
Year Ended December 31, 2006	30.1	(b)	299.2	(b)	27.3	(b)	282.7	(b)	57.4	581.9
Three Months Ended March 31, 2007	—		—		16.9	(c)	175.4	(c)	16.9	175.4

Total	53.2		$527.5		44.2		$458.1		97.4	$985.6

(a)	Amounts include $2.1 million of gross proceeds relating to approximately 223,000 shares issued under our dividend reinvestment plan.

(b)	Amounts include $13.5 million of gross proceeds relating to 1.4 million shares issued under our dividend reinvestment plan.

(c)	Amounts include $6.7 million of gross proceeds relating to approximately 674,000 shares issued under our dividend reinvestment plan.

As of March 31, 2007, $1,557.9 million in common shares remained available for sale pursuant to our Current Offering, exclusive of $184.0 million in common shares available under our dividend reinvestment plan. From April 1 through May 8, 2007, we received gross offering proceeds of approximately $134.2 million from the sale of 13.0 million common shares, including approximately $8.0 million relating to 807,000 shares sold under our dividend reinvestment plan. As of May 8, 2007, 1,431.6 million common shares remained available for sale to the public pursuant to the Current Offering, exclusive of 176.0 million common shares available under our dividend reinvestment plan.

Payment of Offering and Other Costs and Expenses

In addition to making investments in accordance with our investment objectives, we use our capital resources to pay our Dealer Manager and our Advisor for services they provide to us during the various phases of our organization and operations. During the offering stage, we pay the Dealer Manager selling commissions and dealer manager fees, and we reimburse the Advisor for organizational and offering costs.

For the three months ended March 31, 2007 and 2006, we paid the Dealer Manager selling commissions of $10.9 million and $4.5 million, respectively, and we paid Dealer Manager fees of $3.6 million and $2.0 million, respectively. All such selling commissions and a portion of such Dealer Manager fees were reallowed by HRES to participating broker dealers for their services in selling our shares.

During the three months ended March 31, 2006, the Advisor incurred organizational and internal offering costs related to the Initial Offering totaling $1.6 million and third-party offering costs of $1.9 million. These costs were not recorded in the condensed consolidated financial statements because the Company expected it would not be obligated to reimburse the Advisor for these costs. During the three months ended March 31, 2006, we made payments totaling $3.0 million to our Advisor for the reimbursement of previously incurred Initial Offering organizational and offering costs. No such costs were incurred or paid during the three months ended March 31, 2007 because the Initial Offering had concluded.

During the three months ended March 31, 2007 and 2006, the Advisor incurred organizational and internal offering costs related to the Current Offering totaling approximately $2.4 million and $133,000, respectively, and third-party offering costs of approximately $1.7 million and $280,000, respectively. During the three months ended March 31, 2007, we made payments totaling $6.0 million to our Advisor for reimbursement of Current Offering organizational and offering costs. No such payments were made during the three months ended March 31, 2006 since the Current Offering had not yet begun.

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

Subject to market conditions and other factors we may consider, we expect that our debt financing will generally be in the range of approximately 40 – 60% of management’s estimate of the aggregate value of our real estate investments. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, however, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In addition, depending on market conditions and other factors, we may choose not to use debt financing for our operations or to acquire properties. Our articles of incorporation limit our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our shareholders in our next quarterly report. As of March 31, 2007 and December 31, 2006, our debt financing was approximately 52% and 53%, respectively, of the aggregate value of our real estate investments (including our pro rata share of the Core Fund’s real estate assets and related debt).

The following table includes all of the Company’s outstanding notes payable as of March 31, 2007 and December 31, 2006 (in thousands, except interest rates):

							Principal
					Principal		Outstanding at
					Outstanding at		December 31,
Description	Date Entered Into	Maturity Date	Interest Rate		March 31, 2007		2006

Key Bank National Association — Revolving Credit Facility	9/9/2005	10/31/2009	Variable(1)		$107,664		$162,000
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		89,434		89,233
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000		45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		164,374	(4)	—
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	%(2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	%(3)	98,000		—

					$689,472		$481,233

(1)	The revolving credit facility with KeyBank National Association (“KeyBank”) provides a maximum aggregate borrowing capacity of $250.0 million, which may be increased to $350.0 million upon the Company’s election. Borrowings under the revolving credit facility are at variable interest rates based on LIBOR plus 125 to 200 basis points based on prescribed leverage ratios. The weighted average interest rate on outstanding borrowings was 6.70% and 6.73% as of March 31, 2007 and December 31, 2006, respectively.

(2)	This borrowing under the pooled mortgage facility with HSH Nordbank has a variable interest rate equal to one-month LIBOR plus 0.40%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.8575%.

(3)	This borrowing under the pooled mortgage facility with HSH Nordbank has a variable interest rate equal to one-month LIBOR plus 0.40%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.2505%.

(4)	This amount was translated to U.S. dollars at a rate of $0.8651 as of March 31, 2007. The mortgage agreement contained a principal amount of $190.0 million CAD.

From April 1, 2007 to May 8, 2007, we repaid all amounts outstanding under the revolving credit facility with KeyBank. No new borrowings were made under the KeyBank facility during that period.

On May 2, 2007, we borrowed $119.0 million under the HSH Credit Facility as secured financing for the Daytona and Laguna buildings. See “Subsequent Events” below for additional information regarding this borrowing.

Advances from affiliates

Certain costs and expenses associated with our organization and public offerings have been paid by our Advisor on our behalf. See “Financial Condition, Liquidity and Capital Resources — Payment of Offering Costs and Other Expenses” above for a discussion of these advances and our repayment of the same.

During the three months ended March 31, 2006, our Advisor had advanced to us or made payments on our behalf totaling approximately $789,000. We did not receive any advances from our Advisor after June 30, 2006, and as of December 31, 2006, we had repaid our Advisor all amounts related to these advances.

To the extent that our operating expenses in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of Net Income (as defined in our Articles of Incorporation), our Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold, unless our independent directors determine that such excess was justified. For the four quarters ended March 31, 2007, we did not exceed this limitation.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have and intend to continue to declare distributions to shareholders as of daily record dates and aggregate and pay such distributions quarterly.

From January 1, 2006 through June 30, 2006, our board of directors declared distributions equal to $0.00164384 per share, per day. From July 1, 2006 through March 31, 2007, our board of directors declared distributions equal to $0.00170959 per share, per day. Additionally, our board of directors has declared distributions equal to $0.00170959 per share, per day through May 31, 2007. The distributions declared were set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends.

Aggregate distributions declared to our shareholders and minority interests related to the three months ended March 31, 2007 were approximately $14.0 million. Our two primary sources of funding for our distributions are cash flows from operating activities and distributions from the Core Fund. When analyzing the amount of cash flow available to pay distributions, we also consider the impact of certain other factors, including our practice of financing acquisition fees and other acquisition-related cash flows, which reduce cash flows from operating activities in our statements of cash flows. The following table summarizes the primary sources and other factors we considered in our analysis of cash flows available to fund distributions to shareholders and minority interests (amounts are in thousands for the three months ended March 31, 2007 and are approximate):

Cash flow from operating activities	$1,446
Distributions from the Core Fund(1)	$5,978
Cash acquisition fees(2)	$3,452
Acquisition-related items(3)	$4,283
Master lease rent receipts(4)	$396

(1)	Cash distributions earned during the three months ended March 31, 2007 related to our investment in the Core Fund.

(2)	In accordance with GAAP, acquisition fees paid to our Advisor reduce cash flows from operating activities in our condensed consolidated statements of cash flows. However, we fund such payments with offering proceeds and related acquisition indebtedness as such payments are transaction costs associated with our acquisitions of real estate investments. As a result, we considered the payment of acquisition fees in our analysis of cash flow available to pay distributions.

(3)	Acquisition-related items include cash payments to settle net liabilities assumed upon acquisition of properties. In accordance with GAAP, these payments reduce cash flows from operating activities in our condensed consolidated statements of cash flows. However, these payments are related to the acquisition, as opposed to the operations, of these properties, and we fund such payments with offering proceeds and acquisition-related indebtedness. As a result, we considered the payment of these items in our analysis of cash flow available to pay distributions. For the three months ended March 31, 2007, these amounts consisted primarily of property tax liabilities assumed upon the acquisition of 321 North Clark.

(4)	Master lease rent receipts include rent payments received related to master leases entered into in conjunction with previous asset acquisitions. In accordance with GAAP, these payments are recorded in cash flows from investing activities in our condensed consolidated statement of cash flows. However, we consider these cash receipts in our analysis of cash flow available to pay distributions.

Additionally, we typically use cash flows from financing activities such as offering proceeds or borrowings, rather than operating cash flows, to pay for deferred leasing costs, such as tenant incentive payments, leasing commissions and tenant improvements as we consider these costs to be additional capital investments in our properties. For the three months ended March 31, 2007, we paid $1.5 million for deferred leasing costs, which were reflected as a reduction of cash flows from operating activities in our condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

To the extent our distributions exceed our tax-basis earnings and profits, a portion of these distributions will constitute a return of capital for federal income tax purposes. Approximately 23% of our distributions paid during the year ended December 31, 2006 were taxable to shareholders as ordinary taxable income and the remaining portion was treated as return of capital. We expect that a portion of distributions paid in future years will also constitute a return of capital for federal income tax purposes, primarily as a result of non-cash depreciation deductions.

Results of Operations

As of March 31, 2007, we owned ten office properties directly and had invested $337.6 million in the Core Fund, which owned interests in 15 office properties. As of March 31, 2006, we owned four office properties directly and had invested $145.4 million in the Core Fund, which owned interests in eight office properties. As a result of the significant new investments made between March 31, 2006 and March 31, 2007, as well as the number of our direct properties owned for the entire three month periods then ended, our results of operations for the three months ended March 31, 2007 and 2006 are not directly comparable.

Our results of operations are also not indicative of what we expect our results of operations will be in future periods as we expect that our operating revenues and expenses will continue to increase as a result of (i) owning the real estate investments we acquired during the last 12 months for an entire period, and (ii) our future real estate investments, which we expect to be substantial.

Direct Investments

Total revenues for the three months ended March 31, 2007 and 2006 were $30.7 million and $8.4 million, respectively. Property-level expenses, property taxes and property management fees for the three months ended March 31, 2007 and 2006 were $12.6 million and $3.9 million, respectively. Depreciation and amortization expense for the three months ended March 31, 2007 and 2006 was $11.6 million and $3.0 million, respectively.

Our Interest in the Core Fund

As of March 31, 2007, we had invested a total of approximately $337.6 million and owned a 34.0% non-managing general partner interest in the Core Fund, compared to $145.4 million invested as of March 31, 2006, representing a 27.4% interest.

Our equity in losses related to our investment in the Core Fund for the three months ended March 31, 2007 and 2006 was approximately $1.1 million and $101,000, respectively. For the three months ended March 31, 2007 and 2006, the Core Fund had net losses of approximately $3.2 million and $249,000, respectively, on revenues of $91.2 million and $56.8 million, respectively. The Core Fund’s net losses for the three months ended March 31, 2007 and 2006 included $29.2 million and $15.6 million, respectively, of non-cash depreciation and amortization expenses.

Asset Management and Acquisition Fees

Asset management fees for the three months ended March 31, 2007 and 2006 were approximately $2.9 million and $948,000, respectively. The increase in asset management fees reflects the fact that we have a larger portfolio of assets under management. Acquisition fees for the three months ended March 31, 2007 and 2006 were $3.3 million and $1.9 million, respectively. The increase compared to the prior year is attributable to an increase in investment activity during the applicable period in 2007.

These amounts include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest. See “Note 6 — Related Party Transactions” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of the Participation Interest.

General, Administrative and Other Expenses

General and administrative expenses for the three months ended March 31, 2007 and 2006 were approximately $842,000 and $609,000, respectively. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. The increase in general and administrative expenses during the three months ended March 31, 2007 are primarily due to increased costs of shareholder communications and audit fees as the Company’s activities and shareholder base continue to grow.

Gain on Derivative Instruments

We entered into interest rate swap contracts with HSH Nordbank in June 2006, December 2006 and February 2007.

The gain on derivative instruments recorded in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2007 is the result of the following (additional details provided below):

•	A gain of approximately $66,000 resulting from the increase in the fair value of the interest rate swaps during the period;

•	Fees of approximately $366,000 incurred upon entering into the swap transactions; and

•	A gain of approximately $939,000 resulting from the settlement of a foreign currency contract.

On February 8, 2007, we entered into a foreign currency contract related to the acquisition of Atrium on Bay, an office property located in Toronto, Canada. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to our equity investment and was settled at the close of this acquisition on February 26. 2007. The gain upon settlement of approximately $939,000 has been recorded in the accompanying condensed consolidated statement of operations.

Gain on Foreign Currency Transaction

During the three months ended March 31, 2007, certain of our subsidiaries which own Atrium on Bay, our property located in Toronto, Canada, had transactions denominated in currencies other than their functional currency (CAD). In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. These gains are included in the accompanying condensed consolidated statement of operations.

Interest Expense

Interest expense for the three months ended March 31, 2007 and 2006 was approximately $9.4 million and $2.5 million, respectively. The increase in interest expense is primarily due to increased borrowings related to our acquisitions of directly-owned properties.

Interest Income

Interest income for the three months ended March 31, 2007 and 2006 was approximately $401,000 and $84,000, respectively. The increase in interest income is primarily due to increased cash we held in short-term investments.

Loss Allocated to Minority Interests

As of March 31, 2007 and 2006, Hines REIT owned a 97.30% and a 95.36% interest, respectively, in the Operating Partnership, and affiliates of Hines owned the remaining 2.70% and 4.64% interests, respectively. We allocated income of approximately $69,000 to minority interests for the three months ended March 31, 2007 and losses of $121,000 to minority interests for the three months ended March 31, 2006.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer-manager fees, asset and property management fees, construction management fees, reimbursement of organizational and offering costs, and reimbursement of certain operating costs. See “Note 6 — Related Party Transactions” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of March 31, 2007 and December 31, 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On April 13, 2007, subject to our share redemption plan, we authorized requests for the redemption of approximately 122,000 common shares and made payments totaling $1.2 million related to these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares.

On May 1, 2007, an affiliate of Hines acquired a portfolio of office buildings in Sacramento, California on behalf of an indirect subsidiary of the Core Fund, as well as certain other properties on behalf of another affiliate of Hines. The Sacramento Properties are comprised of six office properties, which include 15 office buildings located in and around the Sacramento metropolitan area. The Sacramento Properties contain approximately 1.4 million square feet, in aggregate. The contract purchase price of the Sacramento Properties was approximately $490.2 million, exclusive of transaction costs, financing fees and working capital reserves. In connection with this acquisition, an indirect subsidiary of the Core Fund entered into three mortgage agreements with Bank of America in the combined principal amount of $237.3 million and borrowed $36.0 million under its revolving credit facility with KeyBank. The Bank of America loans bear interest at fixed rates of 5.5 — 5.6%, per annum, and have terms of five, seven and ten years. One additional loan is expected to close on or about May 25, 2007 which will be used to repay proceeds borrowed from KeyBank. The loans are secured by the Sacramento Properties. Each mortgage agreement contains customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. Neither loan is recourse to the Core Fund or to us.

On May 2, 2007, we borrowed $119.0 million under our HSH Credit Facility. The borrowing was used to repay amounts owed under our existing credit facility with KeyBank. The $119.0 million borrowing is secured by mortgages or deeds of trust and related assignments and security interests on two of our directly owned properties: The Daytona Buildings and the Laguna Buildings, both of which are located in Redmond, Washington. The subsidiaries that directly own such properties are the borrowers under the loan documents. The borrowing matures on May 2, 2017 and bears interest at a variable rate based on one-month LIBOR plus a margin of 0.40%. The interest rate on such borrowing has been effectively fixed at 5.355% as a result of an interest rate swap agreement we entered into with HSH Nordbank.

On May 11, 2007, we entered into a contract to acquire 5th and Bell, a six-story office building located in the central business district of Seattle, Washington. The building consists of 197,135 square feet of rentable area and is 84% leased to four tenants. The maximum contract purchase price for 5th and Bell is expected to be $72.2 million, exclusive of transaction costs, financing fees and working capital reserves. We expect acquisition to close on or about June 29, 2007.

Changes to Our Current Offering

As described in the Prospectus for our Current Offering, our board of directors may in its discretion from time to time change the offering price of our common shares and, therefore, the number of shares being offered in our Current Offering. Our board of directors has approved an increase to the offering price, the price at which we intend to issue shares under our dividend reinvestment plan and the price at which we intend to redeem shares under our share redemption program. These prices will be increased as follows:

•	Effective July 1, 2007, we will offer shares to the public pursuant to our Current Offering at a price of $10.58 per share.

•	Effective July 1, 2007, participants in our dividend reinvestment plan will acquire shares at a fixed price of $10.05 per share rather than at the current price of $9.88 per share. Therefore, we expect that shares issued under the plan in connection with distributions previously declared for April and May 2007, and (if declared)

June 2007, which will be aggregated and paid in July 2007, will be issued at this revised price of $10.05 per share

•	Effective July 1, 2007, shares redeemed under our share redemption program will be redeemed at a price of $9.52 per share rather than at our current redemption price of $9.36 per share.

The determination of these prices by our board of directors is subjective and was primarily based on (i) the estimated per-share net asset value of the Company as determined by our management, plus (ii), in the case of our offering price, the commissions, dealer manager fee and estimated costs associated with our Current Offering. Our management estimated the per-share net asset value of the Company using appraised values of our real estate assets as of March 31, 2007 which were determined by independent third party appraisers, as well as estimates of the values of our other assets and liabilities as of December 31, 2006, and then making various adjustments and estimations in order to account for our operations and other factors occurring or expected to occur between December 31, 2006 and July 1, 2007. In addition, our board of directors also considered our historical and anticipated results of operations and financial condition, our current and anticipated distribution payments, yields and offering prices of other real estate companies substantially similar to us, our current and anticipated capital and debt structure, and our management’s and Advisor’s recommendations and assessment of our prospects and expected execution of our investment and operating strategies.

Both our real estate appraisals and the methodology utilized by our management in estimating our per-share net asset value were based on a number of assumptions and estimates which may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per-share valuation, and no attempt was made to value Hines REIT as an enterprise. Likewise, the valuation was not reduced by potential selling commissions or other costs of sale, which would impact proceeds in the case of a liquidation. The offering price and the redemption price may not be indicative of the price our shareholders would receive if our shares were actively traded or if we were liquidated. Moreover, since the estimated per-share net asset value of the Company was increased by certain fees and costs associated with our Current Offering in connection with setting the new offering price of our shares, the proceeds received from a liquidation of our assets would likely be substantially less than the offering price of our shares.

Our last offering price change occurred in June 2006, and our board of directors declared an increased per-share distribution amount in July 2006. Although our management and board of directors review and assess our per-share distribution amount on a periodic basis, our management currently expects that we will not increase our current per-share distribution amount in the near term notwithstanding the offering price increase described above. Therefore, investors should not expect an increased per-share distribution amount in July 2007 when the new offering price goes into effect.

Except for the price at which we will issue our shares under this offering and, therefore, the number of shares being offered by the Prospectus, no other terms of the offering described in the “Plan of Distribution” section of the Prospectus have changed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks relating to changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are exposed to both interest rate risk and foreign currency exchange rate risk.

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

As of March 31, 2007, we had $283.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates. The HSH Credit Facility provides that we must purchase interest-rate protection for any future borrowings under the facility.

Our total variable-rate debt outstanding as of March 31, 2007 consisted of $107.7 million in borrowings under our revolving credit facility with KeyBank. This debt is subject to a variable rate through its maturity date on October 31, 2009. An increase in the variable interest rate would increase our interest payable on debt outstanding under the Revolving Credit Facility and therefore decrease our cash flows available for distribution to shareholders. Based on our variable rate debt outstanding as of March 31, 2007, a 1% change in interest rates would result in a change in interest expense of approximately $1.1 million per year.

We are exposed to foreign currency exchange rate variations resulting from the remeasurement and translation of the financial statements of our subsidiaries located in Toronto, Canada. As of March 31, 2007 and for the three months then ended, we recorded a gain on foreign currency transactions of approximately $134,000 in our condensed consolidated statement of operations and approximately $206,000 of other comprehensive income included in our condensed consolidated statement of shareholders’ equity related to our Toronto subsidiaries. Management does not believe that variations in the foreign currency exchange rates pose a significant risk to our consolidated results of operations or financial position.

Item 4T.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Other than those described below, no change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

During the three months ended March 31, 2007, we continued the implementation of an upgrade to our financial and accounting systems with the implementation of a new enterprise-wide accounting and lease management system for Hines. We anticipate this implementation will be completed by December 31, 2007. This new software affects many aspects of our accounting and financial systems and procedures and results in a significant change to our internal controls. We continue to review the controls affected by the implementation. Appropriate modifications have been or will be made to any affected internal controls during the implementation. Further, we will test all significant modified controls resulting from the implementation to ensure they are functioning effectively.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, we did not sell any equity securities that were not registered under the Securities Act of 1933.

The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
	Total		Shares Purchased as	that May Yet be
	Number of	Average Price	Part of Publicly	Purchased Under the
	Shares	Paid per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs(1)

January 1, 2007 to January 31, 2007	108,831	9.36	108,831	1,951,514
February 1, 2007 to February 28, 2007	—	—	—	1,951,514
March 1, 2007 to March 31, 2007	—	—	—	2,890,147

Total	108,831	9.36	108,831

(1)	We may redeem shares under the program so long as the total number of shares redeemed during the calendar year does not exceed, as of the date of the redemption, 10% of our shares outstanding on the same date during the prior year.

Item 6.	Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ Charles M. Baughn
Charles M. Baughn
Chief Executive Officer

May 11, 2007

By:	/s/ Sherri W. Schugart
Sherri W. Schugart
Chief Financial Officer

May 11, 2007

EXHIBIT INDEX

Exhibit No.		Description

3.1	—	Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Amendment No. 5 to the registrant’s Registration Statement on Form S-11, File No. 333-108780, on May 25, 2004 and incorporated herein by reference).
3.2	—	Second Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 3, 2006 and incorporated herein by reference).
10.1	—	First Amendment to Credit Agreement, dated as of January 19, 2007, among Hines REIT 3100 McKinnon Street LP, Hines REIT 1900/2000 Alameda de las Pulgas LLC, Hines REIT 321 North Clark Street LLC and the Borrowing, Base Subsidiaries party thereto from time to time, as Borrowers, Hines REIT Properties, LP., as sponsor, HSH Nordbank AG, New York Branch, as lender and as Agent and Arranger, and the lenders party thereto from time to time (filed as Exhibit 10.77 to Amendment No. 4 to registrant’s Registration Statement on Form S-11, File No. 333-130114 (the “Second Registration Statement”), and incorporated herein by reference).
10.2	—	Purchase and Sale Agreement, dated as of March 27, 2007, by and between Bay West Design Center, LLC, Bay West Seattle, LLC, and Hines REIT Properties, L.P. (filed as Exhibit 10.78 to the Second Registration Statement and incorporated herein by reference).
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith