Form 10-Q
period 2007-06-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2007-08-14
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50805
________________

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

As of August 7, 2007, 143,223,877 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	June 30, 2007	December 31, 2006
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$1,281,732	$798,329
Investments in unconsolidated entities	322,553	307,553
Cash and cash equivalents	210,953	23,022
Restricted cash	7,473	2,483
Distributions receivable	6,044	5,858
Interest rate swap contracts	11,434	1,511
Tenant and other receivables	17,816	5,172
Out-of-market lease assets, net	41,282	36,414
Deferred leasing costs, net	26,328	17,189
Deferred financing costs, net	5,859	5,412
Other assets	67,466	10,719
TOTAL ASSETS	$1,998,940	$1,213,662

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$42,825	$28,899
Due to affiliates	8,534	8,954
Out-of-market lease liabilities, net	41,455	15,814
Other liabilities	9,847	6,488
Interest rate swap contracts	239	5,955
Participation interest liability	17,367	11,801
Distributions payable	18,418	11,281
Notes payable	716,052	481,233
Total liabilities	854,737	570,425

Minority interest	221	652

Commitments and Contingencies	—	—

Shareholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2007 and December 31, 2006	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of June 30, 2007 and December 31, 2006; 137,177 and 80,217 common shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	$137	$80
Additional paid-in capital	1,195,106	692,780
Retained deficit	(56,572)	(50,275)
Accumulated other comprehensive income	5,311	—
Total shareholders’ equity	1,143,982	642,585
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,998,940	$1,213,662

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$35,251	$15,920	$64,606	$23,997
Other revenue	2,028	574	3,347	890
Total revenues	37,279	16,494	67,953	24,887
Expenses:
Property operating expenses	9,704	4,517	16,833	7,145
Real property taxes	5,982	2,673	10,718	3,685
Property management fees	958	390	1,662	600
Depreciation and amortization	13,083	5,780	24,641	8,826
Asset management and acquisition fees	4,902	4,667	11,131	7,558
Organizational and offering expenses	1,104	1,527	3,501	1,660
General and administrative expenses	1,309	918	2,151	1,528
Total expenses	37,042	20,472	70,637	31,002
Income (loss) before other income (expenses), income tax expense and (income) loss allocated to minority interests	237	(3,978)	(2,684)	(6,115)
Other income (expenses):
Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	(757)	(812)	(1,894)	(913)
Gain on derivative instruments, net	15,209	1,356	15,847	1,356
Gain on foreign currency transactions	—	—	134	—
Interest expense	(10,399)	(5,268)	(19,832)	(7,773)
Interest income	2,460	149	2,861	233
Income (loss) before income tax expense and (income) loss allocated to minority interests	6,750	(8,553)	(5,568)	(13,212)
Income tax expense	(268)	—	(334)	—
(Income) loss allocated to minority interests	(326)	131	(395)	254
Net income (loss)	$6,156	$(8,422)	$(6,297)	$(12,958)
Basic and diluted loss per common share:
Income (loss) per common share	$0.05	$(0.21)	$(0.06)	$(0.38)
Weighted average number of common shares outstanding	115,588	41,078	102,136	34,053

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007
(UNAUDITED)

	Common Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Shareholders’ Equity
	(In thousands)
BALANCE,
January 1, 2007	80,217	$80	$692,780	$(50,275)	$—	$642,585
Issuance of common shares	57,191	57	591,935	—	—	591,992
Redemption of common shares	(231)	—	(2,160)	—	—	(2,160)
Distributions declared	—	—	(31,603)	—	—	(31,603)
Selling commissions and dealer manager fees	—	—	(51,253)	—	—	(51,253)
Other offering costs, net	—	—	(4,593)	—	—	(4,593)
Comprehensive loss:
Net loss	—	—	—	(6,297)	—
Other comprehensive income — Foreign currency translation adjustment	—	—	—	—	5,311
Total comprehensive loss	—	—	—	—	—	(986)
BALANCE,
June 30, 2007	137,177	$137	$1,195,106	$(56,572)	$5,311	$1,143,982

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,297)	$(12,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,916	9,848
Non-cash compensation expense	10	15
Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	1,894	913
Income (loss) allocated to minority interests	395	(254)
Accrual of organizational and offering expenses	3,501	1,660
Gain on foreign currency transactions	(134)	—
Gain on derivative instruments, net	(15,847)	(1,356)
Net change in operating accounts	(2,278)	7,105
Net cash provided by operating activities	7,160	4,973
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(28,896)	(50,640)
Distributions received from Hines-Sumisei U.S. Core Office Fund, L.P. in excess of equity in earnings	11,836	6,713
Investments in property	(467,953)	(300,652)
Investments in master leases	(4,520)	—
Master lease rent receipts	2,220	—
Settlement of foreign currency hedge	939	—
Additions to other assets	(64,955)	(10,000)
Increase in restricted cash	(4,848)	(3,771)
Increase (decrease) in acquired out-of-market lease assets, net	19,905	(10,335)
Net cash used in investing activities	(536,272)	(368,685)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in unaccepted subscriptions for common shares	(1,341)	(1,158)
Proceeds from issuance of common stock	573,903	295,134
Redemption of common shares	(2,160)	(281)
Payments of selling commissions and dealer manager fees	(48,563)	(23,876)
Payments of organizational and offering expenses	(11,352)	(9,800)
Proceeds from advances from affiliate	—	1,667
Payments on advances from affiliate	—	(1,095)
Distributions paid to shareholders and minority interests	(10,659)	(3,239)
Proceeds from notes payable	493,415	393,500
Payments on notes payable	(274,664)	(281,400)
Decrease in security deposit liability, net	(18)	—
Additions to deferred financing costs	(1,093)	(2,371)
Payments related to interest rate swap contracts	(731)	(522)
Net cash provided by financing activities	716,737	366,559
Effect of exchange rate changes on cash	306	—
Net change in cash and cash equivalents	187,931	2,847
Cash and cash equivalents, beginning of period	23,022	6,156
Cash and cash equivalents, end of period	$210,953	$9,003

See notes to the condensed consolidated financial statements

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2007 and 2006
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2006 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of June 30, 2007 and December 31, 2006, the results of operations and cash flows for the three and six months ended June 30, 2007 and 2006 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

The following table summarizes the activity from Hines REIT’s offerings for the years ended December 31, 2006, 2005 and 2004 and the six months ended June 30, 2007 (in millions):

	Initial Public Offering				Current Public Offering				All Offerings
Period	# of Shares		Proceeds		# of Shares		Proceeds		# of Shares	Proceeds
Year Ended December 31, 2004	2.1		$20.6		—		$—		2.1	$20.6
Year Ended December 31, 2005	21.0	(a)	207.7	(a)	—		—		21.0	207.7
Year Ended December 31, 2006	30.1	(b)	299.2	(b)	27.3	(b)	282.7	(b)	57.4	581.9
Six Months Ended June 30, 2007	—		—		57.2	(c)	592.0	(c)	57.2	592.0
Total	53.2		$527.5		84.5		$874.7		137.7	$1,402.2
__________

(a)	Amounts include $2.1 million of gross proceeds relating to approximately 223,000 shares issued under the Company’s dividend reinvestment plan.

(b)	Amounts include $13.5 million of gross proceeds relating to approximately 1.4 million shares issued under the Company’s dividend reinvestment plan.

(c)	Amounts include $14.6 million of gross proceeds relating to approximately 1.5 million shares issued under the Company’s dividend reinvestment plan.

As of June 30, 2007, approximately $1,149.3 million in common shares remained available for sale pursuant to the Current Offering, exclusive of approximately $176.0 million in common shares available under the Company’s dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of June 30, 2007 and December 31, 2006, Hines REIT owned a 98.0% and 97.4%, respectively, general partner interest in the Operating Partnership.

From July 1 through August 7, 2007, Hines REIT received gross offering proceeds of approximately $58.2 million from the sale of 5.6 million common shares, including approximately $10.2 million relating to 1.0 million shares sold under Hines REIT’s dividend reinvestment plan. As of August 7, 2007, $1,101.3 million in common shares remained available for sale to the public pursuant to the Current Offering, exclusive of $165.8 million in common shares available under the dividend reinvestment plan.

Minority Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.8% and 1.3% interest in the Operating Partnership as of June 30, 2007 and December 31, 2006, respectively. As a result of HALP Associates Limited Partnership’s (“HALP”) ownership of the Participation Interest (see Note 6), HALP’s percentage ownership in the Operating Partnership was 1.2% and 1.3% as of June 30, 2007 and December 31, 2006, respectively.

Investment Property

As of June 30, 2007, the Company held direct and indirect investments in 33 office properties located throughout the United States and one property in Toronto, Canada. The Company’s interests in 22 of these properties are owned indirectly through the Company’s investment in Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”). As of June 30, 2007 and December 31, 2006, the Company owned an approximate 29.8% and 34.0% non-managing general partner interest in the Core Fund, respectively.  See Note 3 for further discussion.

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

The Company evaluates the need to consolidate joint ventures based on standards set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46”) and American Institute of Certified Public Accountants’ Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”), as amended by Emerging Issues Task Force Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.  In accordance with this accounting literature, the Company will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Company will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

On June 28, 2007, the Company invested $28.9 million into HCB River II, LLC, a joint venture it created with HCB Interests II LP (“HCB”). HCB is an investment vehicle organized by Hines and the California Public Employees’ Retirement System (“CalPERS”). The joint venture is in the form of a Delaware limited liability company governed by an Amended and Restated Limited Liability Company Agreement. The Company and HCB each own a 50% interest in the joint venture, which was organized to acquire properties in Brazil. HCB is responsible for managing the day-to-day operations of the joint venture, however, the Company has various approval rights and must approve certain major decisions related to the joint venture.

The Company concluded that the joint venture does not meet the definition of a variable interest entity under FIN 46. Further, as neither the Company nor HCB has a controlling interest in the joint venture or any special or disproportionate voting or participation rights, consolidation is not required under SOP 78-9. Therefore, the Company will account for its interest in the joint venture as an equity method investment. See Note 3 for additional details regarding the joint venture.

Reportable Segments

The FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has determined that it has one reportable segment, with activities related to investing in office properties. The Company’s investments in real estate generate rental revenue and other income through the leasing of office properties, which constituted 100% of the Company’s total consolidated revenues for the six months ended June 30, 2007. The Company’s investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of the Company’s office properties has similar economic characteristics, tenants, and products and services, the Company’s office properties have been aggregated into one reportable segment for the six months ended June 30, 2007 and 2006.

Comprehensive Loss

The Company reports comprehensive loss in its condensed consolidated statements of shareholders’ equity. Comprehensive loss was approximately $986,000 for the six months ended June 30, 2007 resulting from the Company’s net loss of $6.3 million offset by its foreign currency translation adjustment of $5.3 million. See “International Operations” below for additional information.

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

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At June 30, 2007, management believes no such impairment has occurred.

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage notes payable. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date.

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

Acquired above- and below-market ground lease values are recorded based on the difference between the present value (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases. The capitalized above- and below-market lease values are amortized as adjustments to ground lease expense over the lease term.

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

Restricted Cash

As of June 30, 2007 and December 31, 2006, the Company had restricted cash of approximately $7.5 million and $2.5 million, respectively, related to escrow accounts required by certain of the Company’s mortgage and purchase and sale agreements.

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

Tenant inducement amortization was approximately $868,000 and $274,000 for the six months ended June 30, 2007 and 2006, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $280,000 and $27,000 as amortization expense related to other direct leasing costs for the six months ended June 30, 2007 and 2006, respectively.

Tenant inducement amortization was approximately $447,000 and $143,000 for the three months ended June 30, 2007 and 2006, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $146,000 and $19,000 as amortization expense related to other direct leasing costs for the three months ended June 30, 2007 and 2006, respectively.

Derivative Instruments

The gain on derivative instruments recorded in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2007 is the result of the following (additional details provided below):

•	the increase in the fair value of the interest rate swaps during the period resulted in gains of $15.6 million for the three and six months ended June 30, 2007;

•	transaction fees incurred upon entering into the swaps of approximately $365,000 and $731,000 for the three and six months ended June 30, 2007, respectively; and

•
a gain of approximately $939,000 for the six months ended June 30, 2007 resulting from the settlement of a foreign currency contract in February 2007. There were no similar transactions during the three months ended June 30, 2007.

The Company recorded a gain of $1.4 million on an interest rate swap for the three and six months ended June 30, 2006. This gain resulted from the increase in the fair value of an interest rate swap and was net of fees of approximately $552,000 incurred upon entering into the swap transaction.

In June 2006 and December 2006, the Company entered into two forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). Both swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank.

On June 25, 2007, the Company entered into a forward interest rate swap contract with HSH Nordbank with a notional amount of $48.0 million, a 10-year term, and an effective date of July 17, 2007. This agreement has effectively fixed the interest rate at 5.98% for the $48.0 million borrowing under the Company’s pooled mortgage facility with HSH Nordbank (the “HSH Credit Facility”) entered into on July 19, 2007. See Note 10 for additional information.

Also, on June 25, 2007, the Company entered into a forward interest rate swap contract with HSH Nordbank with a notional amount of $70.0 million, a 10-year term, and an effective date of July 24, 2007. This agreement has effectively fixed the interest rate at 5.98% for the $70.0 million borrowing under the HSH Credit Facility the Company expects to enter into during August 2007.

The Company has not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006. The Company will continue to mark the interest rate swap contracts to their estimated fair value as of each balance sheet date and the changes in fair value will be reflected in the condensed consolidated statements of operations.

In addition, on February 8, 2007, the Company entered into a foreign currency contract related to the acquisition of Atrium on Bay, an office property located in Toronto, Canada. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to the Company’s equity investment and was settled at the close of this acquisition on February 26, 2007, as described above.

Deferred Financing Costs

Deferred financing costs as of June 30, 2007 and December 31, 2006 consist of direct costs incurred in obtaining debt financing (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the six months ended June 30, 2007 and 2006, approximately $563,000 and $432,000, respectively, was amortized and recorded in interest expense in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2007 and 2006, approximately $267,000 and $323,000, respectively, was amortized and recorded in interest expense in the accompanying condensed consolidated statements of operations.

Other Assets

Other assets primarily consists of a prepaid contribution to the Core Fund (see Note 10), prepaid insurance and earnest money deposits paid in connection with future property acquisitions. Other assets includes the following (in thousands):

	June 30, 2007	December 31, 2006
Property acquisition deposit	$7,000	$8,858
Prepaid insurance	1,177	353
Prepaid contribution	57,955	—
Mortgage loan deposits	928	924
Other	406	584
Total	$67,466	$10,719

Due to Affiliates

Due to affiliates includes the following (in thousands):

	June 30, 2007	December 31, 2006
Organizational and offering costs related to the Current Offering	$1,773	$4,992
Dealer manager fees and selling commissions	3,575	885
Asset management, acquisition fees and property-level fees and reimbursements	3,106	3,077
Other	80	—
Total	$8,534	$8,954

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

Based on actual gross proceeds raised in the Initial Offering, the total amount of organizational and offering costs for which the Company was obligated to reimburse the Advisor related to the Initial Offering was $16.0 million. As a result of amounts recorded in prior periods, during the six months ended June 30, 2006, organizational and internal offering costs related to the Initial Offering totaling $1.0 million incurred by the Advisor were expensed and included in the accompanying condensed consolidated statement of operations and third-party offering costs related to the Initial Offering of $2.0 million were offset against additional paid-in capital. During the six months ended June 30, 2006, organizational and internal offering costs related to the Initial Offering totaling $1.9 million and third-party offering costs related to the Initial Offering of $1.5 million were incurred by the Advisor but were not recorded in the consolidated condensed financial statements because the Company was not obligated to reimburse the Advisor for these costs.

     Current Offering

The Company commenced the Current Offering on June 19, 2006. Certain organizational and offering costs associated with the Current Offering have been paid by the Advisor on the Company’s behalf. Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manager fees, do not exceed 15% of gross proceeds from the Current Offering. As of June 30, 2007 and December 31, 2006, the Advisor had incurred on the Company’s behalf organizational and offering costs in connection with the Current Offering of $20.7 million and $12.6 million, respectively (of which $8.1 million and $4.7 million, respectively, relates to the Advisor or its affiliates).

During the six months ended June 30, 2007 and 2006, the Advisor incurred $3.5 million and $613,000, respectively, of internal offering costs, which have been expensed in the accompanying condensed consolidated statements of operations. In addition, $4.6 million of third-party offering costs for the six months ended June 30, 2007 have been offset against net proceeds of the Current Offering within additional paid-in capital. Approximately $1.9 million of third-party offering costs for the six months ended June 30, 2006 were offset against net proceeds of the Current Offering within additional paid-in capital in future periods.

During the three months ended June 30, 2007 and 2006, the Advisor incurred approximately $1.1 million and $480,000, respectively, of internal offering costs, which have been expensed in the accompanying condensed consolidated statements of operations. In addition, $2.9 million of third-party offering costs for the three months ended June 30, 2007 have been offset against net proceeds of the Current Offering within additional paid-in capital. Approximately $1.6 million of third-party offering costs for the three months ended June 30, 2006 were offset against net proceeds of the Current Offering within additional paid-in capital in future periods.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $6.7 million and $3.4 million as of June 30, 2007 and December 31, 2006, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

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

Stock-based Compensation

Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock annually. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of SFAS No. 123(R), Share-Based Payment, the Company recognizes the expense related to these shares over the vesting period. The Company granted 1,000 restricted common shares to each of its independent board members in November 2004, June 2005, June 2006 and July 2007. For the six months ended June 30, 2007 and 2006, the Company amortized approximately $10,000 and $15,000, respectively, of related compensation expense. For the three months ended June 30, 2007 and 2006, the Company amortized approximately $3,000 and $7,000, respectively, of related compensation expense. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Income Taxes

Hines REIT made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2004. In addition, as of June 30, 2007 and 2006 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the six months ended June 30, 2007 and 2006 in the accompanying condensed consolidated financial statements.

During 2006, the state of Texas enacted new tax legislation that restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the then-current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax under SFAS 109, Accounting for Income Taxes.  This legislation had an immaterial impact on the Company’s financial statements.

Due to the acquisition of Atrium on Bay, an office property located in Toronto, Canada, the Company has recorded a provision for Canadian income taxes of approximately $250,000 and $316,000 for the three and six months ended June 30, 2007, respectively, in accordance with Canadian tax laws and regulations.

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

As of June 30, 2007, the Company had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Per Share Data

Income (loss) per common share is calculated by dividing the net income (loss) for each period by the weighted average number of common shares outstanding during such period. Income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting GuideInvestment Companiesand Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the “Guide”).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of SOP 07-1 are effective for the Company on January 1, 2008. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

3.  Real Estate Investments

Investment property consists of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Buildings and improvements, net	$848,865	$511,961
In-place leases, net	169,615	120,765
Land	263,252	165,603
Investment property, net	$1,281,732	$798,329

Direct Investments

Properties that are wholly owned by the Operating Partnership are referred to as “direct investments.” As of December 31, 2006, the Company owned direct investments in eight office properties through its interest in the Operating Partnership and acquired the following office properties during the six months ended June 30, 2007 (amounts in millions):

City	Property	Date Acquired	Acquisition Cost
			(in millions)
Redmond, Washington	The Laguna Buildings	January 2007	$118.0
Toronto, Canada	Atrium on Bay	February 2007	$215.6	(1)
Seattle, Washington	Seattle Design Center	June 2007	$56.8
Seattle, Washington	5th and Bell	June 2007	$72.2

(1) This amount was translated from the $250.0 million CAD acquisition cost as of the date of this acquisition.

As of June 30, 2007, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows (in thousands):

	Buildings and Improvements	In-Place Leases	Out-of Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$865,781	$198,897	$47,638	$47,024
Less: accumulated depreciation and amortization	(16,916)	(29,282)	(6,356)	(5,569)
Net	$848,865	$169,615	$41,282	$41,455

As of December 31, 2006, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows (in thousands):

	Buildings and Improvements	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$519,843	$137,344	$40,267	$19,046
Less: accumulated depreciation and amortization	(7,882)	(16,579)	(3,853)	(3,232)
Net	$511,961	$120,765	$36,414	$15,814

Amortization expense was $15.4 million and $6.0 million for in-place leases for the six months ended June 30, 2007 and 2006, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of approximately $723,000 and $18,000, respectively. Amortization expense was $8.0 million and $3.9 million for in-place leases for the three months ended June 30, 2007 and 2006, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of approximately $571,000 for the three months ended June 30, 2007 and a decrease to rental revenue of approximately $63,000 for the three months ended June 30, 2006.

Anticipated amortization of in-place and out-of-market leases, net, for the period from July 1 through December 31, 2007 and for each of the following four years ended December 31 is as follows (in thousands):
	In-place Leases	Out-of-Market Leases, net
July 1 through December 31, 2007	$17,815	$(1,173)
2008	33,502	(1,994)
2009	29,885	(1,077)
2010	22,591	(1,023)
2011	20,100	(1,096)

In connection with its direct investments, the Company has entered into non-cancelable lease agreements with tenants for office and retail space. As of June 30, 2007, the approximate fixed future minimum rentals for the period from July 1 through December 31, 2007, and each of the years ending December 31, 2008 through 2011 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
July 1 through December 31, 2007	$50,497
2008	99,659
2009	93,661
2010	75,033
2011	67,938
Thereafter	191,130
Total	$577,918

Approximately 10% of the rental revenue recognized during the six months ended June 30, 2007 was earned from a tenant in the software industry, whose lease expires in 2013. No other tenant provided more than 10% of the Company’s total rental revenues for the six months ended June 30, 2007.

Of the total rental revenue earned by the Company for the six months ended June 30, 2006, approximately 10% was earned from a government agency, whose leases representing approximately 10% of its space expire in October 2012 and whose remaining lease expires in April 2013. No other tenant provided more than 10% of the Company’s total rental revenues for the six months ended June 30, 2006.

Investments in Unconsolidated Entities

The Company owns indirect interests in real estate through its investments in Hines-Sumisei U.S. Core Office Fund, L.P. and HCB II River LLC. The carrying values of its investments in these entities as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007	December 31, 2007
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	$293,637	$307,553
Investment in HCB II River LLC	28,916	-
Total investments in unconsolidated entities	$322,553	$307,553

Investment in Hines-Sumisei U.S. Core Office Fund, L.P.

The Core Fund is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place.

As of June 30, 2007, the Company owned a 29.8% non-managing general partnership interest in the Core Fund, which held ownership interests in 22 properties across the United States. As of December 31, 2006, the Company owned a 34.0% non-managing general partnership interest in the Core Fund, which held ownership interests in 15 properties across the United States.

On May 1, 2007, the Core Fund acquired a portfolio of office buildings in Sacramento, California (the "Sacramento Properties") on behalf of an indirect subsidiary of the Core Fund. The Sacramento Properties are comprised of six office properties, which include 15 office buildings located in and around the Sacramento metropolitan area. The Sacramento Properties contain an aggregate of approximately 1.4 million square feet and were purchased for approximately $490.2 million, exclusive of transaction costs, financing fees and working capital reserves.

On June 20, 2007, an indirect subsidiary of the Core Fund acquired Charlotte Plaza, a 27-story office building located at 201 South College Street in downtown Charlotte, North Carolina. The contract purchase price for Charlotte Plaza was approximately $175.5 million, exclusive of transaction costs, financing fees and working capital reserves. Charlotte Plaza was constructed in 1981 and contains 625,026 square feet of rentable area that is approximately 98% leased.

Condensed consolidated financial information of the Core Fund as of June 30, 2007 and December 31, 2006 and for the six months ended June 30, 2007 and 2006 is summarized below (in thousands):

ASSETS

	June 30, 2007	December 31, 2006
Cash	$224,502	$67,557
Property, net	3,150,195	2,520,278
Other assets	352,771	305,027
Total Assets	$3,727,468	$2,892,862

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$2,055,749	$1,571,290
Other liabilities	345,326	157,248
Minority interest	405,167	341,667
Partners’ capital	921,226	822,657
Total Liabilities and Partners’ Capital	$3,727,468	$2,892,862

OPERATIONS

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenues and other income	$202,696	$121,301
Operating expenses	(86,778)	(56,256)
Interest expense	(47,183)	(28,313)
Depreciation and amortization	(68,162)	(36,190)
Minority interest	(6,151)	(3,508)
Net Loss	$(5,578)	$(2,966)

Of the total rental revenue of the Core Fund for the six months ended June 30, 2007, approximately 26% was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027. No tenant provided more than 10% of the Core Fund’s total rental revenues for the six months ended June 30, 2007.

Of the total rental revenue of the Core Fund for the six months ended June 30, 2006, approximately 13% was earned from two affiliated tenants in the oil and gas industry, whose leases expire on December 31, 2015. In addition, 38% was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027. No other tenant provided more than 10% of the Core Fund’s total rental revenues for the six months ended June 30, 2006.

Investment in HCB River II LLC

As described in Note 2, the Company invested $28.9 million into HCB River II LLC, a joint venture it created with HCB on June 28, 2007. On July 2, 2007, the joint venture acquired Cargo Center Dutra II (“CCDII”), an industrial property located in Rio de Janeiro, Brazil. The Property consists of four industrial buildings that were constructed in 2001-2007. The buildings contain 693,116 square feet of rentable area that is 97% leased. The Company owns a 50% indirect interest in CCDII through its investment in the joint venture.

HCB is the managing member responsible for day-to-day operations of the joint venture. However, the Company has various approval rights and must approve certain major decisions of the joint venture including, but not limited to: the direct or indirect sale of any interest in CCDII; any financing or other indebtedness incurred by the joint venture and the creation of any lien or encumbrance on CCDII; annual plans and budgets for the joint venture and CCDII; and any new leases at CCDII.

4.  Debt Financing

The following table includes all of the Company’s outstanding notes payable as of June 30, 2007 and December 31, 2006 (in thousands, except interest rates):

Description	Origination Date	Maturity Date	Interest Rate		Principal Outstanding June 30, 2007		Principal Outstanding December 31, 2006
Key Bank National Association — Revolving Credit Facility	9/9/2005	10/31/2009	Variable	(1)	$—		$162,000
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		89,635	(6)	89,233
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000		45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		179,417	(4)	—
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	%(2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	%(3)	98,000		—
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550	%(5)	119,000		—
					$716,052		$481,233
__________

(1)
The revolving credit facility with KeyBank National Association (“KeyBank”) provides a maximum aggregate borrowing capacity of $250.0 million, which may be increased to $350.0 million upon the Company’s election. Borrowings under the revolving credit facility are at variable interest rates based on LIBOR plus 125 to 200 basis points based on prescribed leverage ratios. The weighted average interest rate on outstanding borrowings under this facility was 6.73% as of December 31, 2006.

(2)
Borrowings under the HSH Credit Facility have variable interest rates equal to one-month LIBOR plus 0.40%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.8575%.

(3)
Borrowings under the HSH Credit Facility have variable interest rates equal to one-month LIBOR plus 0.40%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.2505%.

(4)	This amount was translated to U.S. dollars at a rate of $0.9443 as of June 30, 2007. The outstanding principal under the mortgage agreement was $190.0 million CAD as of June 30, 2007.

(5)
Borrowings under the HSH Credit Facility have variable interest rates equal to one-month LIBOR plus 0.40%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.355%.

(6)
This mortgage is an interest-only loan in the principal amount of $91.0 million, which the Company assumed in connection with its acquisition of Airport Corporate Center. At the time of acquisition, the fair value of this mortgage was estimated to be $88.5 million, resulting in a premium of $2.5 million. The premium is being amortized over the term of the mortgage.

5.  Distributions

The Company began declaring distributions (as authorized by its board of directors) in November 2004, after the Company commenced business operations. The Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. The Company has made the following quarterly distributions to its shareholders and minority interests for the year ended December 31, 2006 and the six months ended June 30, 2007 (in thousands):

Distribution for the Quarter Ended	Date Paid	Total Distribution
June 30, 2007	July 20, 2007	$18,418
March 31, 2007	April 16, 2007	$14,012
December 31, 2006	January 16, 2007	$11,281
September 30, 2006	October 13, 2006	$9,056
June 30, 2006	July 14, 2006	$6,405
March 31, 2006	April 13, 2006	$4,212

6.  Related Party Transactions

Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. The Advisor earned cash acquisition fees totaling $2.3 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations. The Advisor earned cash acquisition fees totaling $626,000 and $1.6 million for the three months ended June 30, 2007 and 2006, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations. See discussion of the Participation Interest below for additional information concerning acquisition fees.

Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee is earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. The Advisor earned cash asset management fees totaling approximately $3.3 million and $1.2 million during the six months ended June 30, 2007 and 2006, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations. The Advisor earned cash asset management fees totaling approximately $1.8 million and $724,000 during the three months ended June 30, 2007 and 2006, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations. See discussion of the Participation Interest below for additional information concerning acquisition fees.

Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company reimburses the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. For the year ended December 31, 2006, the Advisor had advanced to or made payments on the Company’s behalf totaling $1.6 million and the Company made repayments totaling $2.7 million. No advances were received after June 30, 2006 and no amounts were owed to the Advisor as of June 30, 2007 or December 31, 2006 related to these advances.

Dealer Manager Agreement

The Company has retained HRES, an affiliate of the Advisor, to serve as dealer manager for the Initial Offering and the Current Offering. The dealer manager agreement related to the Initial Offering provided that HRES would earn selling commissions equal to 6.0% of the gross proceeds from sales of common stock sold in the Company’s primary offering and 4.0% of gross proceeds from the sale of shares issued pursuant the Company’s dividend reinvestment plan, all of which was reallowed to participating broker dealers. On May 30, 2006, the Company executed a separate dealer manager agreement for the Current Offering providing that HRES earns selling commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which is reallowed to participating broker dealers, and earns no selling commissions related to shares issued pursuant to the dividend reinvestment plan. Both agreements also provide that HRES earns a dealer manager fee equal to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which may be reallowed to participating broker dealers. HRES earned selling commissions of $38.6 million and $16.2 million and earned dealer manager fees of $12.7 million and $6.5 million for the six months ended June 30, 2007 and 2006, respectively, which have been offset against additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ equity.

Property Management and Leasing Agreements

The Company has entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which it directly invests. As compensation for its services, Hines receives the following:

•
A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. The Company incurred property management fees of approximately $1.7 million and $600,000 for the six months ended June 30, 2007 and 2006, respectively, and approximately $958,000 and $390,000 for the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, the Company had liabilities for incurred and unpaid property management fees of approximately $98,000 and $233,000, respectively, which have been included in the accompanying condensed consolidated balance sheets.

•
A leasing fee of 1.5% of gross revenues payable over the term of each executed lease, including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. The Company incurred leasing, construction management or redevelopment fees of approximately $618,000 and $22,000 during the six months ended June 30, 2007 and 2006, respectively, and approximately $556,000 and $11,000 during the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 the Company had a related liability of approximately $679,000, which was included in due to affiliates in the accompanying condensed consolidated balance sheet. No related liability existed as of December 31, 2006.

•
The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines' duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses are limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. The Company incurred reimbursable expenses of approximately $3.6 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively, and approximately $2.3 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, the Company had related liabilities of approximately $1.6 million and $498,000, respectively, which were included in due to affiliates in the accompanying condensed consolidated balance sheets.

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.2% and 1.3% as of June 30, 2007 and December 31, 2006, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.

As the percentage interest of the Participation Interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled $17.4 million and $11.8 million as of June 30, 2007 and December 31, 2006, respectively, and is included in the participation interest liability in the accompanying condensed consolidated balance sheets. The related expense for asset management and acquisition fees of $5.6 million and $3.8 million for the six months ended June 30, 2007 and 2006, respectively, is included in asset management and acquisition fees in the accompanying condensed consolidated statements of operations. The Company expensed asset management and acquisition fees of $2.5 million and $2.4 million for the three months ended June 30, 2007 and 2006, respectively.

7.  Changes in Assets and Liabilities

The effect of changes in asset and liability accounts on cash flows from operating activities for the six months ended June 30, 2007 and 2006 is as follows (in thousands):

	2007	2006
Changes in assets and liabilities:
Increase in other assets	$(414)	$(278)
Increase in straight-line rent receivable	(3,225)	(1,068)
Increase in tenant and other receivables	(2,897)	(796)
Additions to deferred lease costs	(4,070)	(562)
Increase in accounts payable and accrued expenses	588	4,197
Increase in participation interest liability	5,566	3,779
Increase in other liabilities	2,261	695
Increase (decrease) in due to affiliates	(87)	1,138
Changes in assets and liabilities	$(2,278)	$7,105

8.  Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the six months ended June 30, 2007 and 2006 are as follows (in thousands):

	2007	2006
Cash paid for interest	$19,678	$6,739
Supplemental Schedule of Non-Cash Activities
Unpaid selling commissions and dealer manager fees	$3,575	$—
Deferred offering costs offset against additional paid-in-capital	$4,593	$2,048
Distributions declared and unpaid	$18,418	$6,404
Distributions receivable	$6,044	$3,168
Distributions reinvested	$14,633	$4,181
Non-cash net liabilities acquired upon acquisition of property	$8,620	$5,349
Accrual of deferred offering costs	$—	$3,029
Accrual of deferred financing costs	$53	$14
Assumption of mortgage upon acquisition of property	$—	$88,495
Accrued additions to deferred leasing costs	$8,425	$—
Accrued additions to investment property	$273	$2,246

9.  Commitments and Contingencies

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to funding approximately $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, which will be paid in future periods. This amount has been recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of December 31, 2006 and June 30, 2007.

10.  Subsequent Events

On July 2, 2007, an indirect subsidiary of the Core Fund acquired the Carillon building, a 24-story office building located at 227 West Trade Street in downtown Charlotte, North Carolina and a one-half acre parcel of land adjacent to the building. The contract purchase price for the Carillon Building was approximately $140.0 million, exclusive of transaction costs, financing fees and working capital reserves. The Carillon building was constructed in 1991 and contains 469,226 square feet of rentable area that is approximately 99% leased.

Effective July 2, 2007, the Company made a capital contribution to the Core Fund of approximately $58.0 million pursuant to its right to contribute up to 40% of any capital call made by the Core Fund. This capital contribution was approved by the Company’s board of directors and its conflicts committee. This contribution was prepaid on June 29, 2007, and accordingly, is included in other assets in the accompanying condensed consolidated balance sheet. As a result of this contribution, the Company owned an approximate 32% non-managing general partner interest in the Core Fund as of July 2, 2007.

On July 10, 2007, subject to the Company’s share redemption plan, the Company authorized requests for the redemption of approximately 228,000 common shares and made payments totaling $2.2 million related to these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares.

On July 19, 2007, the Company acquired 3 Huntington Quadrangle, a two-building office complex located on Long Island in Suffolk County, New York. 3 Huntington Quadrangle consists of two, four-story office buildings constructed in 1971. The buildings consist of 407,731 square feet of rentable area and are approximately 83% leased. The contract purchase price for 3 Huntington Quadrangle was approximately $87.0 million, exclusive of transaction costs, financing fees and working capital reserves. The acquisition was funded using proceeds from the Company's Current Offering and mortgage financing described below.

On July 19, 2007, the Company borrowed $48.0 million under its existing $500.0 million credit facility with HSH Nordbank to fund the acquisition of 3 Huntington Quadrangle. The $48.0 million borrowing is secured by a mortgage and related assignments and security interests on 3 Huntington Quadrangle. The borrowing matures on July 19, 2017 and bears interest at a variable rate based on one-month LIBOR plus a margin of 0.40%. The interest rate on such borrowing has been effectively fixed at 5.98% as a result of an interest rate swap agreement the Company entered into with HSH Nordbank.

On July 31, 2007, the Company borrowed $115.0 million under the revolving credit facility with KeyBank in anticipation of its acquisition of One Wilshire, as described below. On August 7, 2007 the Company made payments totaling $20.0 million on this credit facility.

On August 1, 2007, the Company acquired One Wilshire, a thirty-story office building located in the central business district of Los Angeles, California. One Wilshire was constructed in 1966 and consists of 664,248 square feet of rentable area that is approximately 99% leased. The contract purchase price for One Wilshire was approximately $287.0 million, exclusive of transaction costs, financing fees and working capital reserves and was funded using proceeds from the Company’s Current Offering and borrowings under the KeyBank revolving credit facility as described above.

The Company has initiated a plan to sell Citymark, an office property in Dallas, Texas, in order to take advantage of favorable market conditions, and began distributing marketing materials regarding the sale of Citymark in July 2007. As of June 30, 2007, the carrying value of Citymark was approximately $20.8 million. FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) prescribes the accounting treatment for assets that are to be disposed of by sale. In accordance with SFAS 144, management believes Citymark should not be classified as an asset “held for sale” as of June 30, 2007 based on its evaluation of the facts and circumstances of this transaction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested and continue to invest in real estate to satisfy our primary investment objectives of preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership, or indirectly through other entities, such as through our investment in the Core Fund. As of June 30, 2007, we had direct and indirect interests in 33 office properties located throughout the United States and one property in Toronto, Canada. In addition, we have and may make other real estate investments including, but not limited to, properties outside of the United States, non-office properties, mortgage loans and ground leases. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties which will be diversified by location, lease expirations and tenant industries.

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

The following table provides summary information regarding the properties in which we owned interests as of June 30, 2007:

Property	City	Leasable Square Feet	Percent Leased	Our Effective Ownership(1)
321 North Clark	Chicago, Illinois	885,664	99%	100%
Citymark	Dallas, Texas	218,096	100%	100%
Watergate Tower IV	Emeryville, California	344,433	100%	100%
Airport Corporate Center	Miami, Florida	1,018,627	91%	100%
3400 Data Drive	Rancho Cordova, California	149,703	100%	100%
Daytona Buildings	Redmond, Washington	250,515	100%	100%
Laguna Buildings	Redmond, Washington	464,701	100%	100%
1515 S Street	Sacramento, California	348,881	100%	100%
1900 and 2000 Alameda	San Mateo, California	253,377	95%	100%
Seattle Design Center	Seattle, Washington	390,684	90%	100%
5th and Bell	Seattle, Washington	197,048	84%	100%
Atrium on Bay	Toronto, Canada	1,078,040	85%	100%
Total for Directly-Owned Properties		5,599,769	94%

One Atlantic Center	Atlanta, Georgia	1,100,312	82%	26.56%
Charlotte Plaza	Charlotte, North Carolina	625,026	98%	26.56%
Three First National Plaza	Chicago, Illinois	1,419,079	93%	21.24%
333 West Wacker	Chicago, Illinois	842,009	83%	21.19%
One Shell Plaza	Houston, Texas	1,228,160	98%	13.28%
Two Shell Plaza	Houston, Texas	566,960	94%	13.28%
425 Lexington Avenue	New York, New York	700,034	100%	12.10%
499 Park Avenue	New York, New York	288,023	100%	12.10%
600 Lexington Avenue	New York, New York	281,072	100%	12.10%
Riverfront Plaza	Richmond, Virginia	950,025	99%	26.56%
Wells Fargo Center	Sacramento, California	502,365	94%	21.19%
Johnson Ranch Corporate Center	Roseville, California	180,603	85%	21.19%
Roseville Corporate Center	Roseville, California	111,418	97%	21.19%
Summit at Douglas Ridge	Roseville, California	187,128	79%	21.19%
Olympus Corporate Center	Roseville, California	191,494	88%	21.19%
Douglas Corporate Center	Roseville, California	214,606	83%	21.19%
525 B Street	San Diego, California	447,159	92%	26.56%
The KPMG Building	San Francisco, California	379,328	100%	26.56%
101 Second Street	San Francisco, California	388,370	100%	26.56%
720 Olive Way	Seattle, Washington	300,710	92%	21.19%
1200 19th Street	Washington, D.C.	235,404	99%	12.10%
Warner Center	Woodland Hills, California	808,274	97%	21.19%
Total for Core Fund Properties		11,947,559	94%
Total for All Properties		17,547,328	94%
__________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On June 30, 2007, Hines REIT owned a 98.0% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.0% interest in the Operating Partnership. We own interests in all of the properties other than those identified above as being owned 100% by us through our interest in the Core Fund, in which we owned an approximate 29.8% non-managing general partner interest as of June 30, 2007. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 89.1%.

As of June 30, 2007, we had primarily invested in institutional-quality office properties in the United States. These types of properties continue to attract significant capital, and competition to acquire such assets remains intense. However, we intend to continue to pursue institutional-quality office properties as well as other real estate investments that we believe will satisfy our long-term primary objectives of preserving invested capital and achieving modest capital appreciation over the long term, in addition to providing regular cash distributions to our shareholders.

We expect to continue to focus primarily on investments in institutional-quality office properties located in the United States (whether as direct investments or as indirect investments through the Core Fund). However, we have expanded our focus to include other real estate investments such as our recent international joint venture investment. In the future, our investments may include additional investments outside of the United States, investments in non-office properties, non-core or development investments, mortgage loans, ground leases and investments in joint ventures.

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

Pursuant to an advisory agreement we entered into with the Advisor during the Initial Offering, we were obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred or 3.0% of the gross proceeds raised from the Initial Offering. This agreement expired on June 18, 2006. Organizational and offering costs recorded in our financial statements in periods prior to the quarter ended June 30, 2006 were based on estimates of gross proceeds to be raised through the end of the Initial Offering. Such estimates were based on highly subjective factors, including the number of retail broker-dealers signing selling agreements with our Dealer Manager, anticipated market share penetration in the retail broker-dealer network and the Dealer Manager’s best estimate of the growth rate in sales. At each balance sheet date, management reviewed the actual gross offering proceeds raised to date and management’s estimate of future sales of our common shares through the end of the Initial Offering to determine how much of these costs were expected to be reimbursed to the Advisor, then adjusted the accruals of such costs accordingly. Based on the actual proceeds raised in the Initial Offering, the total amount of organizational and offering costs we were obligated to reimburse the Advisor related to the Initial Offering was settled in the 2nd quarter of 2006.

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

Derivative Instruments

We have entered into interest rate swap transactions as economic hedges against the variability of future interest rates on certain variable interest rate debt. To date, we have not designated any such contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006. Any changes in the fair value of the interest rate swaps have been recorded in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2007.

We will mark the interest rate swaps to their estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in our condensed consolidated statements of operations.

On February 8, 2007, we entered into a foreign currency contract related to the acquisition of Atrium on Bay, an office property located in Toronto, Canada. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to our equity investment and was settled at the close of this acquisition on February 26, 2007. The gain that resulted upon settlement was recorded in gain on derivative instruments, net, in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

We outsource management of our operations to the Advisor and certain other affiliates of Hines. Fees related to these services are accounted for based on the nature of the service and the relevant accounting literature. Fees for services performed that represent period costs of the Company are expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor has received a participation interest, which represents a profits interest in the Operating Partnership related to these services. As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment is charged against earnings, and the participation interest will be recorded as a liability until it is repurchased for cash or converted into common shares of the Company. The conversion and redemption features of the participation interest are accounted for in accordance with the guidance in Emerging Issues Task Force (“EITF”) publication 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts. Redemptions for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability, with any additional amounts recorded as a reduction to equity. Conversions into common shares of the Company will be recorded as an increase to the outstanding common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the participation interest will result in a corresponding reduction in the percentage attributable to the participation interest and will have no impact on the calculation of subsequent increases in the participation interest.

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

Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ended December 31, 2004. In addition, we hold an investment in the Core Fund, which has invested in properties through a structure that includes entities that have elected to be taxed as REITs. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to shareholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their shareholders. It is our intention to adhere to these requirements and maintain our REIT status, as well as to ensure that the applicable entities in the Core Fund structure also maintain their REIT status. As such, no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements. As a REIT and indirectly through our investment in the Core Fund, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. In addition, we are and will indirectly be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through the taxable REIT subsidiary of the Core Fund.

During 2006, the state of Texas enacted new tax legislation that restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the then-current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax under SFAS 109, Accounting for Income Taxes.  This legislation had an immaterial impact on our financial statements.

Due to the acquisition of Atrium on Bay, an office property located in Toronto, Canada, we have recorded a provision for Canadian income taxes of approximately $250,000 and $316,000, respectively, for the three and six months ended June 30, 2007 in accordance with Canadian tax laws and regulations.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires companies to recognize uncertain tax positions in the financial statements if management believes it is more likely than not that the position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We have reviewed our current tax positions and believe our positions will be sustained on examination. The adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements.

As of June 30, 2007, we had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Comprehensive Loss

We report comprehensive loss in our condensed consolidated statements of shareholders’ equity. Comprehensive loss was approximately $986,000 for the six months ended June 30, 2007 resulting from our net loss and offset by our foreign currency translation adjustment. See “International Operations” below for additional information.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting GuideInvestment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the “Guide”).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of SOP 07-1 are effective for our fiscal year beginning on January 1, 2008. We are currently evaluating this new guidance and have not determined whether we will be required to apply the provisions of the Guide in presenting our financial statements.

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

For the six months ended June 30, 2007, our cash needs for acquisitions have been met primarily by proceeds from our public equity offerings and debt financing while our operating cash needs have been met through cash flow generated by our properties and investments. We believe that our current capital resources and cash flow from operations are sufficient to meet our liquidity needs for the foreseeable future.

We raised significant funds from our Current Offering during the first six months of 2007 (see discussion below), and we expect to continue to raise significant funds from our Current Offering and other potential follow-on offerings. We intend to continue making real estate investments with these funds and funds available to us under our credit facilities and other permanent debt. We also intend to continue to pay distributions to our shareholders on a quarterly basis. As noted above, we are currently looking for investment opportunities in an intensely competitive environment, and acquisitions in such an environment may put downward pressure on our distribution payments as a result of potentially lower yields on new investments. Additionally, we have experienced, and expect to continue to experience, delays between raising capital and acquiring real estate investments. We temporarily invest unused proceeds from our public offering in investments that typically yield lower returns when compared to our real estate investments. We may need to use short-term borrowings or advances from affiliates in order to maintain our current per-share distribution levels in future periods. However, we will continue to make investment and financing decisions, and decisions regarding distribution payments, with a long-term view. We will also continually monitor our cash flow and market conditions when making such decisions. In this environment, we may decide to lower our per-share distribution amount rather than take actions we believe may compromise our long-term objectives.

Cash Flows from Operating Activities

Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by debt service, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we have incurred corporate-level debt service, general and administrative expenses, asset management and acquisition fees. Results of operations are not directly comparable for the three and six months ended June 30, 2007 and 2006 as a result of our acquisition activity.

Net cash flow provided by operating activities was $7.2 million and $5.0 million for the six months ended June 30, 2007 and 2006, respectively. Our operating net cash flows are primarily the result of the net loss for the period offset by non-cash components of our net loss such as depreciation and amortization, equity in losses of the Core Fund, accrued costs of our Current Offering, gain on derivative instruments, and changes in other asset and liability accounts.

Cash Flows from Investing Activities

During the six months ended June 30, 2007, we made payments of $477.3 million related to our acquisitions of four properties, including our investment in an unconsolidated joint venture. During the six months ended June 30, 2006, we made payments of $311.0 million related to our acquisitions of four properties.

During the six months ended June 30, 2007 and 2006, we received distributions related to our interest in the Core Fund of approximately $11.8 million and $6.7 million, respectively. The increases in distributions are attributable to our interest in the Core fund following additional capital contributions we made to the Core Fund since June 30, 2006, as well as the increased cash flow at the Core Fund resulting from the additional properties it has acquired since June 30, 2006. The Core Fund owned interests in 22 properties as of June 30, 2007, up from 12 properties as of June 30, 2006.

On June 29, 2007, we prepaid a $58.0 million capital contribution to the Core Fund that was effective on July 2, 2007, which has been included in additions to other assets in the accompanying condensed consolidated statement of cash flows. Additionally, during the six months ended June 30, 2007, we made a deposit of $7.0 million related to the acquisition of 3 Huntington Quadrangle in July 2007. During the six months ended June 30, 2006, we made a deposit of $10.0 million related to the acquisition of a forward interest rate swap transaction.

During the six months ended June 30, 2006, we made capital contributions to the Core Fund totaling $50.6 million.

During the six months ended June 30, 2007 and 2006, we had increases in restricted cash of approximately $4.8 million and $3.8 million, respectively, related to certain escrows required by our mortgage agreements.

During the six months ended June 30, 2007, we had cash outflows of $2.0 million, net of receipts, for master leases entered into in connection with our acquisitions of the Laguna Buildings, Atrium on Bay and 5th and Bell.

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

The following table summarizes the activity from our offerings for the years ended December 31, 2006, 2005 and 2004 and the six months ended June 30, 2007 (in millions):

	Initial Public Offering				Current Public Offering				All Offerings
Period	# of Shares		Proceeds		# of Shares		Proceeds		# of Shares	Proceeds
Year Ended December 31, 2004	2.1		$20.6		—		$—		2.1	$20.6
Year Ended December 31, 2005	21.0	(a)	207.7	(a)	—		—		21.0	207.7
Year Ended December 31, 2006	30.1	(b)	299.2	(b)	27.3	(b)	282.7	(b)	57.4	581.9
Six Months Ended June 30, 2007	—		—		57.2	(c)	592.0	(c)	57.2	592.0
Total	53.2		$527.5		84.5		$874.7		137.7	$1,402.2
__________

(a)	Amounts include $2.1 million of gross proceeds relating to approximately 223,000 shares issued under our dividend reinvestment plan.

(b)	Amounts include $13.5 million of gross proceeds relating to approximately 1.4 million shares issued under our dividend reinvestment plan.

(c)	Amounts include $14.6 million of gross proceeds relating to approximately 1.5 million shares issued under our dividend reinvestment plan.

As of June 30, 2007, $1,149.3 million in common shares remained available for sale pursuant to our Current Offering, exclusive of $176.0 million in common shares available under our dividend reinvestment plan. From July 1 through August 7, 2007, we received gross offering proceeds of approximately $58.2 million from the sale of 5.6 million common shares, including approximately $10.2 million relating to 1.0 million shares sold under our dividend reinvestment plan. As of August 7, 2007, $1,101.3 million in common shares remained available for sale to the public pursuant to the Current Offering, exclusive of $165.8 million in common shares available under our dividend reinvestment plan.

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

For the six months ended June 30, 2007 and 2006, we paid the Dealer Manager selling commissions of $36.2 million and $7.5 million, respectively, and we paid dealer manager fees of $12.4 million and $16.4 million, respectively. All such selling commissions and a portion of such dealer manager fees were reallowed by HRES to participating broker dealers for their services in selling our shares.

During the six months ended June 30, 2006, the Advisor incurred organizational and internal offering costs related to the Initial Offering totaling $3.0 million and third-party offering costs of $3.5 million. During the six months ended June 30, 2006, we made payments totaling $9.8 million to our Advisor for the reimbursement of previously incurred Initial Offering organizational and offering costs. No such costs were incurred or paid during the six months ended June 30, 2007 because the Initial Offering had concluded.

During the six months ended June 30, 2007 and 2006, the Advisor incurred organizational and internal offering costs related to the Current Offering totaling approximately $3.5 million and $613,000, respectively, and third-party offering costs of approximately $4.6 million and $1.9 million, respectively. During the six months ended June 30, 2007, we made payments totaling $11.1 million to our Advisor for reimbursement of Current Offering organizational and offering costs. No such payments were made during the six months ended June 30, 2006.

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

Subject to market conditions and other factors we may consider, we expect that our debt financing will generally be in the range of approximately 40 – 60% of management’s estimate of the aggregate value of our real estate investments. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, however, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In addition, depending on market conditions and other factors, we may choose not to use debt financing for our operations or to acquire properties. Our articles of incorporation limit our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our shareholders in our next quarterly report. As of June 30, 2007 and December 31, 2006, our debt financing was approximately 50% and 53%, respectively, of the aggregate value of our real estate investments (including our pro rata share of the Core Fund’s real estate assets and related debt).

The following table includes all of our outstanding notes payable as of June 30, 2007 and December 31, 2006 (in thousands, except interest rates):
Description	Origination Date	Maturity Date	Interest Rate		Principal Outstanding June 30,2007		Principal Outstanding December 31, 2006
Key Bank National Association — Revolving Credit Facility	9/9/2005	10/31/2009	Variable	(1)	$—		$162,000
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		89,635	(6)	89,233
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000		45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		179,417	(4)	—
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	%(2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	%(3)	98,000		—
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550	%(5)	119,000		—
					$716,052		$481,233

_________

(1)
The revolving credit facility with KeyBank National Association (“KeyBank”) provides a maximum aggregate borrowing capacity of $250.0 million, which may be increased to $350.0 million upon our election. Borrowings under the revolving credit facility are at variable interest rates based on LIBOR plus 125 to 200 basis points based on prescribed leverage ratios. The weighted average interest rate on outstanding borrowings under this facility was 6.73% as of December 31, 2006.

(2)
Borrowings under the pooled mortgage facility with HSH Nordbank (“HSH Credit Facility”) have variable interest rates equal to one-month LIBOR plus 0.40%. However, we entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.8575%.

(3)
Borrowings under the HSH Credit Facility have variable interest rates equal to one-month LIBOR plus 0.40%. However, we entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.2505%.

(4)	This amount was translated to U.S. dollars at a rate of $0.9443 as of June 30, 2007. The mortgage agreement provided for a principal amount of $190.0 million CAD.

(5)
Borrowings under the HSH Credit Facility have variable interest rates equal to one-month LIBOR plus 0.40%. However, we entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.355%.

(6)
This mortgage is an interest-only loan in the principal amount of $91.0 million, which we assumed in connection with our acquisition of Airport Corporate Center. At the time of acquisition, the fair value of this mortgage was estimated to be $88.5 million, resulting in a premium of $2.5 million. The premium is being amortized over the term of the mortgage.

     Advances from affiliates

Certain costs and expenses associated with our organization and public offerings have been paid by our Advisor on our behalf. See “Financial Condition, Liquidity and Capital Resources — Payment of Offering Costs and Other Expenses” above for a discussion of these advances and our repayment of the same.

During the six months ended June 30, 2006, our Advisor had advanced to us or made payments on our behalf totaling approximately $1.7 million for certain expenses incurred in connection with the Company’s administration and ongoing operations. We did not receive any advances from our Advisor after June 30, 2006, and as of December 31, 2006, we had repaid our Advisor all amounts related to these advances.

To the extent that our operating expenses in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of Net Income (as defined in our Articles of Incorporation), our Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold, unless our independent directors determine that such excess was justified. For the four quarters ended June 30, 2007, we did not exceed this limitation.

     Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have and intend to continue to declare distributions to shareholders as of daily record dates and aggregate and pay such distributions quarterly.

From January 1, 2006 through June 30, 2006, we declared distributions (as authorized by our board of directors) equal to $0.00164384 per share, per day. From July 1, 2006 through June 30, 2007, wedeclared distributions equal to $0.00170959 per share, per day. Additionally, we have declared distributions equal to $0.00170959 per share, per day through August 30, 2007. The distributions declared were set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends.

Aggregate distributions declared to our shareholders and minority interests related to the six months ended June 30, 2007 were approximately $32.4 million. Our two primary sources of funding for our distributions are cash flows from operating activities and distributions from the Core Fund. When analyzing the amount of cash flow available to pay distributions, we also consider the impact of certain other factors, including our practice of financing acquisition fees and other acquisition-related cash flows, which reduce cash flows from operating activities in our statements of cash flows. The following table summarizes the primary sources and other factors we considered in our analysis of cash flows available to fund distributions to shareholders and minority interests (amounts are in thousands for the six months ended June 30, 2007 and are approximate):

Cash flow from operating activities	$7,160
Distributions from the Core Fund (1)	$12,022
Cash acquisition fees (2)	$3,445
Acquisition-related items (3)	$5,916
Master lease rent receipts (4)	$2,220
__________

(1)	Cash distributions earned during the six months ended June 30, 2007 related to our investment in the Core Fund.

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

(3)
Acquisition-related items include cash payments to settle net liabilities assumed upon acquisition of properties. In accordance with GAAP, these payments reduce cash flows from operating activities in our condensed consolidated statements of cash flows. However, these payments are related to the acquisition, as opposed to the operations, of these properties, and we fund such payments with offering proceeds and acquisition-related indebtedness. As a result, we considered the payment of these items in our analysis of cash flow available to pay distributions. For the six months ended June 30, 2007, these amounts consisted primarily of property tax liabilities assumed upon the acquisition of 321 North Clark and liabilities incurred upon the acquisition of Atrium on Bay.

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

Additionally, we typically use cash flows from financing activities such as offering proceeds or borrowings, rather than operating cash flows, to pay for deferred leasing costs, such as tenant incentive payments, leasing commissions and tenant improvements as we consider these costs to be additional capital investments in our properties. For the six months ended June 30, 2007, we paid $4.1 million for deferred leasing costs, which were reflected as a reduction of cash flows from operating activities in our condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

To the extent our distributions exceed our tax-basis earnings and profits, a portion of these distributions will constitute a return of capital for federal income tax purposes. Approximately 23% of our distributions declared during the year ended December 31, 2006 were taxable to shareholders as ordinary taxable income and the remaining portion was treated as return of capital. We expect that a portion of distributions paid in future years will also constitute a return of capital for federal income tax purposes, primarily as a result of non-cash depreciation deductions.

Results of Operations

We owned 12 office properties directly and 22 office properties indirectly through our investment in the Core Fund as of June 30, 2007. By comparison, we owned five office properties directly and 12 office properties indirectly through our investment in the Core Fund as of June 30, 2006. As a result of the significant new investments made between June 30, 2006 and June 30, 2007, as well as the number of our direct properties owned for the three and six month periods then ended, our results of operations for the three months ended June 30, 2007 and 2006 are not directly comparable.

Our results of operations are also not indicative of what we expect our results of operations will be in future periods as we expect that our operating revenues and expenses will continue to increase as a result of (i) owning the real estate investments we recently acquired for an entire period, and (ii) our future real estate investments, which we expect to be substantial.

Direct Investments

Total revenues for the six months ended June 30, 2007 and 2006 were $68.0 million and $24.9 million, respectively. Property-level expenses, property taxes and property management fees for the six months ended June 30, 2007 and 2006 were $29.2 million and $11.4 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2007 and 2006 was $24.6 million and $8.8 million, respectively.

Total revenues for the three months ended June 30, 2007 and 2006 were $37.3 million and $16.5 million, respectively. Property-level expenses, property taxes and property management fees for the three months ended June 30, 2007 and 2006 were $16.6 million and $7.6 million, respectively. Depreciation and amortization expense for the three months ended June 30, 2007 and 2006 was $13.1 million and $5.8 million, respectively.

Our Interest in the Core Fund

As of June 30, 2007, we had invested a total of approximately $337.6 million and owned a 29.8% non-managing general partner interest in the Core Fund, compared to $178.9 million invested as of June 30, 2006, representing a 29.3% interest.

Our equity in losses related to our investment in the Core Fund for the six months ended June 30, 2007 and 2006 was approximately $1.9 million and $913,000, respectively. For the six months ended June 30, 2007 and 2006, the Core Fund had net losses of approximately $5.6 million and $3.0 million, respectively, on revenues of $201.2 million and $120.6 million, respectively. The Core Fund’s net losses for the six months ended June 30, 2007 and 2006 included $68.2 million and $36.2 million, respectively, of non-cash depreciation and amortization expenses.

Our equity in losses related to our investment in the Core Fund for the three months ended June 30, 2007 and 2006 was approximately $757,000 and $812,000, respectively. For the three months ended June 30, 2007 and 2006, the Core Fund had net losses of approximately $2.4 million and $2.7 million, respectively, on revenues of $110.0 million and $63.9 million, respectively. The Core Fund’s net losses for the three months ended June 30, 2007 and 2006 included $39.0 million and $20.6 million, respectively, of non-cash depreciation and amortization expenses.

Asset Management and Acquisition Fees

Asset management fees for the six months ended June 30, 2007 and 2006 were approximately $6.6 million and $2.4 million, respectively. The increase in asset management fees reflects the fact that we have a larger portfolio of assets under management. Acquisition fees for the six months ended June 30, 2007 and 2006 were $4.5 million and $5.2 million, respectively.

Asset management fees for the three months ended June 30, 2007 and 2006 were approximately $3.7 million and $1.4 million, respectively. The increase in asset management fees reflects the fact that we have a larger portfolio of assets under management. Acquisition fees for the three months ended June 30, 2007 and 2006 were $1.2 million and $3.2 million, respectively.

These amounts include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest. See “Note 6 — Related Party Transactions” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of the Participation Interest.

General and Administrative Expenses

General and administrative expenses were approximately $2.2 million and $1.5 million, respectively, for the six months ended June 30, 2007 and 2006 and approximately $1.3 million and $918,000, respectively, for the three months ended June 30, 2007 and 2006. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. The increases in general and administrative expenses during the periods are primarily due to increased costs of shareholder communications and audit fees as the Company’s activities and shareholder base continue to grow.

Gain on Derivative Instruments

We entered into interest rate swap contracts with HSH Nordbank in June 2006, December 2006, February 2007 and June 2007.

The gain on derivative instruments recorded in our condensed consolidated statements of operations for the three and six months ended June 30, 2007 is the result of the following (additional details provided below):

•	the increase in the fair value of the interest rate swaps during the period resulted in gains of $15.6 million for the three and six months ended June 30, 2007;

•	transaction fees incurred upon entering into the swaps of approximately $365,000 and $731,000 for the three and six months ended June 30, 2007, respectively; and

•
a gain of approximately $939,000 for the six months ended June 30, 2007 resulting from the settlement of a foreign currency contract in February 2007. There were no such transactions during the three months ended June 30, 2007.

We recorded a gain of $1.4 million on an interest rate swap for the three and six months ended June 30, 2006. This gain resulted from the increase in the fair value of an interest rate swap and was net of fees of approximately $552,000 incurred upon entering into the swap transaction.

We have not designated our foreign currency contract or any of our interest rate swap contracts as cash flow hedges for accounting purposes. The interest rate swap contracts have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006.

Gain on Foreign Currency Transaction

During the six months ended June 30, 2007, certain of our subsidiaries which own Atrium on Bay, our property located in Toronto, Canada, had transactions denominated in currencies other than their functional currency (CAD). In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. We recorded a gain of approximately $134,000 in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007 as a result of such foreign currency transactions.

Interest Expense

Interest expense was $19.8 million and $7.8 million, respectively, for the six months ended June 30, 2007 and 2006 and $10.4 million and $5.3 million, respectively, for the three months ended June 30, 2007 and 2006. The increases in interest expense during the periods are primarily due to increased borrowings used to fund our acquisitions of directly-owned properties.

Interest Income

Interest income was $2.9 million and $233,000, respectively, for the six months ended June 30, 2007 and 2006 and $2.5 million and $149,000, respectively, for the three months ended June 30, 2007 and 2006. The increases in interest income are primarily due to increased cash we held in short-term investments during delays between raising capital and acquiring real estate investments.

  Income / Loss Allocated to Minority Interests

As of June 30, 2007 and 2006, Hines REIT owned a 98.0% and a 96.7% interest, respectively, in the Operating Partnership, and affiliates of Hines owned the remaining 2.0% and 3.3% interests, respectively. We allocated income of approximately $395,000 to minority interests for the six months ended June 30, 2007 and losses of $254,000 to minority interests for the six months ended June 30, 2006. In addition, we allocated income of approximately $326,000 to minority interests for the three months ended June 30, 2007 and losses of $131,000 to minority interests for the three months ended June 30, 2006.

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

Off-Balance Sheet Arrangements

As of June 30, 2007 and December 31, 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On July 2, 2007, an indirect subsidiary of the Core Fund acquired the Carillon building, a 24-story office building located at 227 West Trade Street in downtown Charlotte, North Carolina and a one-half acre parcel of land adjacent to the building. The contract purchase price for the Carillon Building was approximately $140.0 million, exclusive of transaction costs, financing fees and working capital reserves. The Carillon building was constructed in 1991 and contains 469,226 square feet of rentable area that is approximately 99% leased.

Effective July 2, 2007, we made a capital contribution to the Core Fund of approximately $58.0 million pursuant to our right to contribute up to 40% of any capital call made by the Core Fund. This capital contribution was approved by our board of directors and its conflicts committee. As a result of this contribution, we owned an approximate 32% non-managing general partner interest in the Core Fund.

On July 10, 2007, subject to our share redemption plan, we authorized requests for the redemption of approximately 228,000 common shares and made payments totaling $2.2 million related to these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares.

On July 19, 2007, we acquired 3 Huntington Quadrangle, a two-building office complex located on Long Island in Suffolk County, New York. 3 Huntington Quadrangle consists of two, four-story office buildings constructed in 1971. The buildings consist of 407,731 square feet of rentable area and are approximately 83% leased. The contract purchase price for 3 Huntington Quadrangle was approximately $87.0 million, exclusive of transaction costs, financing fees and working capital reserves. The acquisition was funded using proceeds from our current public offering and mortgage financing described below.

On July 19, 2007, we borrowed $48.0 million under our existing $500.0 million credit facility with HSH Nordbank to fund the acquisition of 3 Huntington Quadrangle. The $48.0 million borrowing is secured by a mortgage and related assignments and security interests on 3 Huntington Quadrangle. The borrowing matures on July 19, 2017 and bears interest at a variable rate based on one-month LIBOR plus a margin of 0.40%. The interest rate on such borrowing has been effectively fixed at 5.98% as a result of an interest rate swap agreement we entered into with HSH Nordbank.

On July 31, 2007, we borrowed $115.0 million under our revolving credit facility with KeyBank in anticipation of our acquisition of One Wilshire, as described below. On August 7, 2007 we made payments totaling $20.0 million on this credit facility.

On August 1, 2007, we acquired One Wilshire, a thirty-story office building located in the central business district of Los Angeles, California. One Wilshire was constructed in 1966 and consists of 664,248 square feet of rentable area that is approximately 99% leased. The contract purchase price for One Wilshire was approximately $287.0 million, exclusive of transaction costs, financing fees and working capital reserves and was funded using proceeds from our current public offering and borrowings under our revolving credit facility as described above.

We initiated a plan to sell Citymark, an office property in Dallas, Texas, in order to take advantage of favorable market conditions, and began distributing marketing materials regarding the sale of Citymark in July 2007. As of June 30, 2007, the carrying value of Citymark was approximately $20.8 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks relating to changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are exposed to both interest rate risk and foreign currency exchange rate risk.

The commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market.  This is resulting in lenders increasing the cost for debt financing.  As our existing debt is either fixed rate debt or floating rate debt with a fixed spread over LIBOR, we do not believe that our current portfolio is materially impacted by the current debt market environment.  However, should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions.  This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets.  Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

  We are exposed to the effects of interest rate changes primarily through variable-rate debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows, and to use derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Please see “Debt Financings” above for more information concerning the Company’s outstanding debt.

As of June 30, 2007, we had $402.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates. We had no other variable-rate debt outstanding as of June 30, 2007.

We are exposed to foreign currency exchange rate variations resulting from the remeasurement and translation of the financial statements of our subsidiaries located in Toronto, Canada. As of June 30, 2007 and for the six months then ended, we recorded a gain on foreign currency transactions of approximately $134,000 in our condensed consolidated statement of operations and approximately $5.3 million of accumulated other comprehensive income included in our condensed consolidated statement of shareholders’ equity related to our Toronto subsidiaries. Management does not believe that variations in the foreign currency exchange rates pose a significant risk to our consolidated results of operations or financial position.

Item 4T.  Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the”Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Other than those described below, no change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

During the three months ended June 30, 2007, we continued the implementation of an upgrade to our financial and accounting systems with the implementation of a new enterprise-wide accounting and lease management system for Hines. We anticipate this implementation will be completed by mid-2008. This new software affects many aspects of our accounting and financial systems and procedures and results in a significant change to our internal controls. We continue to review the controls affected by the implementation. Appropriate modifications have been or will be made to any affected internal controls during the implementation. Further, we will test all significant modified controls resulting from the implementation to ensure they are functioning effectively.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2007, we did not sell any equity securities that were not registered under the Securities Act of 1933.

The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2007 to April 30, 2007	121,997	9.36	121,997	2,768,150
May 1, 2007 to May 31, 2007	—	—	—	2,768,150
June 1, 2007 to June 30, 2007	—	—	—	4,993,045
Total	121,997	9.36	121,997
__________

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

August 14, 2007                                                                           By:           /s/ Charles M. Baughn
Charles M. Baughn
Chief Executive Officer

August 14, 2007                                                                           By:           /s/ Sherri W. Schugart
Sherri W. Schugart
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Second Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K on July 13, 2007 and incorporated herein by reference).
3.2	—
Second Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 Amendment No. 5 to the registrant’s Registration Statement on Form S-11, File No. 333-130114 (the "Second Registration Statement"), on July 16, 2007 and incorporated herein by reference).

10.1	—
Purchase and Sale Agreement, dated as of May 11, 2007, by and between Touchstone Venture II and Hines REIT Properties, L.P. (filed as Exhibit 10.79 to Amendment No. 5 to the registrant’s Second Registration Statement and incorporated herein by reference).

10.2	—
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of July 11, 2007, by and between Carlyle One Wilshire II, L.P. and Hines REIT Properties, L.P. (filed as Exhibit 10.80 to Amendment No. 5 to the registrant’s Second Registration Statement and incorporated herein by reference).

10.3	—
Purchase and Sale Agreement, dated as of June 4, 2007, by and between 3 Huntington Quadrangle, LLC, and Hines REIT Properties, L.P. (filed as Exhibit 10.81 to Amendment No. 5 to the registrant’s Second Registration Statement and incorporated herein by reference).

10.4	—	Advisory Agreement, dated June 26, 2006, by and among Hines Real Estate Investment Trust, Inc., Hines REIT Properties, L.P., and Hines Advisors Limited Partnership (filed as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference), as renewed on identical terms for an additional one-year term, pursuant to a verbal agreement by and among the parties thereto.
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

__________

*	Filed herewith