Form 10-Q
period 2007-09-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2007-11-14
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of November 9, 2007, 155.6 million shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	September 30, 2007	December 31, 2006
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$1,760,984	$798,329
Investments in unconsolidated entities	369,249	307,553
Cash and cash equivalents	45,705	23,022
Restricted cash	6,267	2,483
Distributions receivable	7,481	5,858
Interest rate swap contracts	1,681	1,511
Tenant and other receivables	20,574	5,172
Out-of-market lease assets, net	45,477	36,414
Deferred leasing costs, net	29,950	17,189
Deferred financing costs, net	6,820	5,412
Other assets	7,002	10,719
TOTAL ASSETS	$2,301,190	$1,213,662

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$53,982	$28,899
Due to affiliates	7,399	8,954
Out-of-market lease liabilities, net	62,742	15,814
Other liabilities	10,687	6,488
Interest rate swap contracts	11,737	5,955
Participation interest liability	22,808	11,801
Distributions payable	23,059	11,281
Notes payable	912,375	481,233
Total liabilities	1,104,789	570,425

Minority interest	—	652

Commitments and Contingencies (Note 9)

Shareholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2007 and December 31, 2006	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of September 30, 2007 and December 31, 2006; 149,186 and 80,217 common shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	149	80
Additional paid-in capital	1,286,130	692,780
Retained deficit	(100,520)	(50,275)
Accumulated other comprehensive income	10,642	—
Total shareholders’ equity	1,196,401	642,585
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,301,190	$1,213,662

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$45,536	$17,957	$110,142	$41,953
Other revenue	4,151	710	7,498	1,601
Total revenues	49,687	18,667	117,640	43,554
Expenses:
Property operating expenses	13,906	4,949	30,739	12,096
Real property taxes	7,430	3,234	18,149	6,918
Property management fees	1,135	472	2,797	1,072
Depreciation and amortization	20,187	6,511	44,828	15,336
Asset management and acquisition fees	10,883	2,886	22,014	10,445
Organizational and offering expenses	1,614	1,463	5,115	3,123
General and administrative expenses	839	514	2,989	2,040
Total expenses	55,994	20,029	126,631	51,030
Loss before other income (expenses), income tax expense and (income) loss allocated to minority interests	(6,307)	(1,362)	(8,991)	(7,476)
Other income (expenses):
Equity in losses of unconsolidated entities	(5,029)	(926)	(6,922)	(1,839)
Loss on derivative instruments, net	(21,252)	(7,795)	(5,405)	(6,440)
Gain on foreign currency transactions	—	—	134	—
Interest expense	(12,146)	(4,935)	(31,979)	(12,708)
Interest income	1,317	351	4,178	585
Loss before income tax expense and (income) loss allocated to minority interests	(43,417)	(14,667)	(48,985)	(27,878)
Provision for income taxes	(247)	—	(580)	—
(Income) loss allocated to minority interests	(286)	155	(680)	409
Net loss	$(43,950)	$(14,512)	$(50,245)	$(27,469)
Basic and diluted loss per common share:
Loss per common share	$(0.31)	$(0.26)	$(0.43)	$(0.66)
Weighted average number of common shares outstanding	143,386	55,657	116,037	41,333

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007
(UNAUDITED)

	Common Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Shareholders’ Equity
	(In thousands)
BALANCE,
January 1, 2007	80,217	$80	$692,780	$(50,275)	$—	$642,585
Issuance of common shares	69,452	69	720,941	—	—	721,010
Redemption of common shares	(483)	—	(4,569)	—	—	(4,569)
Distributions declared	—	—	(54,156)	—	—	(54,156)
Selling commissions and dealer manager fees	—	—	(61,977)	—	—	(61,977)
Other offering costs, net	—	—	(6,889)	—	—	(6,889)
Comprehensive loss:
Net loss	—	—	—	(50,245)	—
Other comprehensive income — Foreign currency translation adjustment	—	—	—	—	10,642
Total comprehensive loss	—	—	—	—	—	(39,603)
BALANCE,
September 30, 2007	149,186	$149	$1,286,130	$(100,520)	$10,642	$1,196,401

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(50,245)	$(27,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,139	17,105
Non-cash compensation expense	19	23
Equity in losses of unconsolidated entities	6,922	1,839
Income (loss) allocated to minority interests	680	(409)
Accrual of organizational and offering expenses	5,115	3,123
Gain on foreign currency transactions	(134)	—
Loss on derivative instruments, net	5,405	6,440
Net change in operating accounts	1,877	3,510
Net cash provided by operating activities	15,778	4,162
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(86,851)	(102,360)
Distributions received from Hines-Sumisei U.S. Core Office Fund, L.P. in excess of equity in earnings	17,880	9,965
Investments in property	(946,190)	(300,363)
Investments in master leases	(6,968)	—
Master lease rent receipts	3,919	—
Settlement of foreign currency hedge	939	—
Increase in restricted cash	(3,535)	(4,337)
Increase (decrease) in acquired out-of-market lease assets, net	36,926	(10,335)
Net cash used in investing activities	(983,880)	(407,430)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in unaccepted subscriptions for common shares	(1,551)	(530)
Proceeds from issuance of common stock	696,143	358,908
Redemption of common shares	(4,569)	(1,477)
Payments of selling commissions and dealer manager fees	(62,077)	(28,384)
Payments of organizational and offering expenses	(15,366)	(11,262)
Proceeds from advances from affiliate	—	1,670
Payments on advances from affiliate	—	(1,275)
Distributions paid to shareholders and minority interests	(18,862)	(5,802)
Proceeds from notes payable	792,415	630,220
Payments on notes payable	(389,664)	(475,120)
Decrease in security deposit liability, net	(184)	(24)
Additions to deferred financing costs	(5,440)	(5,374)
Payments related to interest rate swap contracts	(731)	(552)
Net cash provided by financing activities	990,114	460,998
Effect of exchange rate changes on cash	671	—
Net change in cash and cash equivalents	22,683	57, 730
Cash and cash equivalents, beginning of period	23,022	6,156
Cash and cash equivalents, end of period	$45,705	$63,886

See notes to the condensed consolidated financial statements

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2006 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of September 30, 2007 and December 31, 2006, and the results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

The following table summarizes the activity from Hines REIT’s offerings for the years ended December 31, 2006, 2005 and 2004 and the nine months ended September 30, 2007 (in millions):

	Initial Public Offering				Current Public Offering				All Offerings
Period	# of Shares		Proceeds		# of Shares		Proceeds		# of Shares	Proceeds
Year Ended December 31, 2004	2.1		$20.6		—		$—		2.1	$20.6
Year Ended December 31, 2005	21.0	(a)	207.7	(a)	—		—		21.0	207.7
Year Ended December 31, 2006	30.1	(b)	299.2	(b)	27.3	(b)	282.7	(b)	57.4	581.9
Nine Months Ended September 30, 2007	—		—		69.4	(c)	720.9	(c)	69.4	720.9
Total	53.2		$527.5		96.7		$1,003.6		149.9	$1,531.1
__________

(a)	Amounts include $2.1 million of gross proceeds relating to approximately 223,000 shares issued under the Company’s dividend reinvestment plan.

(b)	Amounts include $13.5 million of gross proceeds relating to approximately 1.4 million shares issued under the Company’s dividend reinvestment plan.

(c)	Amounts include $24.8 million of gross proceeds relating to approximately 2.5 million shares issued under the Company’s dividend reinvestment plan.

As of September 30, 2007, approximately $1,030.6 million in common shares remained available for sale pursuant to the Current Offering, exclusive of approximately $165.8 million in common shares available under the Company’s dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of September 30, 2007 and December 31, 2006, Hines REIT owned a 97.8% and 97.4%, respectively, general partner interest in the Operating Partnership.

From October 1 through November 9, 2007, Hines REIT received gross offering proceeds of approximately $59.6 million from the sale of 5.7 million common shares, including approximately $12.6 million relating to 1.3 million shares sold under Hines REIT’s dividend reinvestment plan. As of November 9, 2007, $983.5 million in common shares remained available for sale to the public pursuant to the Current Offering, exclusive of $153.2 million in common shares available under the dividend reinvestment plan.

Minority Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.7% and 1.3% interest in the Operating Partnership as of September 30, 2007 and December 31, 2006, respectively. As a result of HALP Associates Limited Partnership’s (“HALP”) ownership of the Participation Interest (see Note 6), HALP’s percentage ownership in the Operating Partnership was 1.5% and 1.3% as of September 30, 2007 and December 31, 2006, respectively.

Investment Property

As of September 30, 2007, the Company held direct and indirect investments in 37 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, and a 50% interest in one industrial property in Rio de Janeiro, Brazil. The Company’s interests in 23 of these properties are owned indirectly through the Company’s investment in Hines-Sumisei U.S. Core Office Fund, L.P. (the “Core Fund”). As of September 30, 2007 and December 31, 2006, the Company owned an approximate 32.0% and 34.0% non-managing general partner interest in the Core Fund, respectively.  See Note 3 for further discussion.

2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The Company evaluates its assumptions and estimates on an ongoing basis.  The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances.  Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties.  Actual results may differ from these estimates under different assumptions or conditions.

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

The Company evaluates the need to consolidate joint ventures based on standards set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) and American Institute of Certified Public Accountants’ Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”), as amended by Emerging Issues Task Force Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.  In accordance with this accounting literature, the Company will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Company will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

On June 28, 2007, the Company invested $28.9 million into HCB River II, LLC, a joint venture it created with HCB Interests II LP (“HCB”). HCB is an investment vehicle organized by Hines and the California Public Employees’ Retirement System. The joint venture is in the form of a Delaware limited liability company governed by an Amended and Restated Limited Liability Company Agreement. The Company and HCB each own a 50% interest in the joint venture. HCB is responsible for managing the day-to-day operations of the joint venture, however, the Company has various approval rights and must approve certain major decisions related to the joint venture. On July 2, 2007, the joint venture acquired Cargo Center Dutra II, an industrial property located in Rio de Janeiro, Brazil for $103.7 million Brazilian real ($53.7 million USD as of July 2, 2007). The Company owns a 50% interest in Cargo Center Dutra II as a result of its investment in the joint venture.

The Company concluded that the joint venture does not meet the definition of a variable interest entity under FIN 46R. Further, as neither the Company nor HCB has a controlling interest in the joint venture or any special or disproportionate voting or participation rights, consolidation is not required under SOP 78-9. Therefore, the Company accounts for its interest in the joint venture as an equity method investment. See Note 3 for additional details regarding the joint venture.

Reportable Segments

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As described above, the Company owned interests in 38 office properties and one industrial property as of September 30, 2007. The Company’s investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. The Company has determined it has two reportable segments: one with activities related to investing in office properties and one with activities related to investing in industrial properties. The Company’s office properties have similar economic characteristics, tenants, and products and services. As such, all of the Company’s 38 office properties have been aggregated into one reportable segment.

The Company also owns an indirect investment in one industrial property, which is accounted for using the equity method of accounting for investments. As such, the activities of the industrial property are reflected in investments in unconsolidated entities in the condensed consolidated balance sheet and equity in losses of unconsolidated entities in the condensed consolidated statement of operations. See “Investments in Unconsolidated Entities” in Note 3 for additional discussion.

The Company’s investments in office properties generate rental revenue and other income through the leasing of office properties, which constituted 100% of the Company’s total consolidated revenues for the nine months ended September 30, 2007.

Comprehensive Loss

The Company reports comprehensive loss in its condensed consolidated statements of shareholders’ equity. Comprehensive loss was approximately $39.6 million for the nine months ended September 30, 2007 resulting from the Company’s net loss of $50.2 million offset by its foreign currency translation adjustment of $10.6 million. See “International Operations” below for additional information.

International Operations

The Canadian dollar is the functional currency for the Company’s subsidiaries operating in Toronto, Ontario and the Brazilian real is the functional currency for the Company’s subsidiary operating in Rio de Janeiro, Brazil. The Company’s foreign subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. As described above, these translation gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

The Company’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. These gains or losses are included in the Company’s results of operations.

The Company’s subsidiaries also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

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

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At September 30, 2007, management believes no such impairment has occurred.

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

Restricted Cash

As of September 30, 2007 and December 31, 2006, the Company had restricted cash of approximately $6.3 million and $2.5 million, respectively, related to escrow accounts required by certain of the Company’s mortgage and purchase and sale agreements.

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

Tenant inducement amortization was approximately $1.4 million and $429,000 for the nine months ended September 30, 2007 and 2006, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $468,000 and $60,000 as amortization expense related to other direct leasing costs for the nine months ended September 30, 2007 and 2006, respectively.

Tenant inducement amortization was approximately $493,000 and $155,000 for the three months ended September 30, 2007 and 2006, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $188,000 and $33,000 as amortization expense related to other direct leasing costs for the three months ended September 30, 2007 and 2006, respectively.

Derivative Instruments

The loss on derivative instruments recorded in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2007 is the result of the following (additional details provided below):

•	the decrease in the fair value of the interest rate swaps during the period resulted in losses of $21.3 million and $5.6 million for the three and nine months ended September 30, 2007, respectively;

•	transaction fees incurred upon entering into the swaps of approximately $0 and $731,000 for the three and nine months ended September 30, 2007, respectively; and

•
a gain of approximately $939,000 for the nine months ended September 30, 2007 resulting from the settlement of a foreign currency contract in February 2007. There were no similar transactions during the three months ended September 30, 2007.

The Company recorded a loss of $7.8 million and $6.4 million on an interest rate swap for the three and nine months ended September 30, 2006, respectively. This loss resulted from the decrease in the fair value of an interest rate swap and included fees of approximately $552,000 incurred upon entering into the swap transaction.

To date, the Company has entered into five forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). All of these swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank.

The Company has not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006. The Company will continue to mark the interest rate swap contracts to their estimated fair value as of each balance sheet date and the changes in fair value will be reflected in the condensed consolidated statements of operations.

In addition, on February 8, 2007, the Company entered into a foreign currency contract related to the acquisition of Atrium on Bay, an office property located in Toronto, Ontario. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to the Company’s equity investment and was settled at the close of this acquisition on February 26, 2007, as described above.

Deferred Financing Costs

Deferred financing costs as of September 30, 2007 and December 31, 2006 consist of direct costs incurred in obtaining debt financing (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the nine months ended September 30, 2007 and 2006, approximately $874,000 and $718,000, respectively, was amortized and recorded in interest expense in the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2007 and 2006, approximately $311,000 and $286,000, respectively, was amortized and recorded in interest expense in the accompanying condensed consolidated statements of operations.

Other Assets

Other assets includes the following (in thousands):

	September 30, 2007	December 31, 2006
Property acquisition deposit	$—	$8,858
Prepaid insurance	1,726	353
Prepaid contribution	—	—
Mortgage loan deposits	4,120	924
Other	1,156	584
Total	$7,002	$10,719

Due to Affiliates

Due to affiliates includes the following (in thousands):

	September 30, 2007	December 31, 2006
Organizational and offering costs related to the Current Offering	$1,670	$4,992
Dealer manager fees and selling commissions	784	885
Asset management, acquisition fees and property-level fees and reimbursements	4,698	3,077
Other	247	—
Total	$7,399	$8,954

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

     Current Offering

The Company commenced the Current Offering on June 19, 2006. Certain organizational and offering costs associated with the Current Offering have been paid by the Advisor on the Company’s behalf. Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manager fees, do not exceed 15% of gross proceeds from the Current Offering. As of September 30, 2007 and December 31, 2006, the Advisor had incurred on the Company’s behalf organizational and offering costs in connection with the Current Offering of $24.6 million and $12.6 million, respectively (of which $9.6 million and $4.7 million, respectively, relates to the Advisor or its affiliates).

The Advisor incurred $5.1 million and $2.1 million of internal offering costs, which have been expensed in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2007 and 2006, respectively. In addition, $6.9 million and $5.0 million of third-party offering costs have been offset against net proceeds of the Current Offering within additional paid-in capital for the nine months ended September 30, 2007 and 2006, respectively.

The Advisor incurred approximately $1.6 million and $1.5 million of internal offering costs, which have been expensed in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006, respectively. In addition, $2.3 million and $2.0 million of third-party offering costs have been offset against net proceeds of the Current Offering within additional paid-in capital for the three months ended September 30, 2007 and 2006, respectively.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $9.2 million and $3.4 million as of September 30, 2007 and December 31, 2006, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

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

Stock-based Compensation

Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock annually. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of SFAS No. 123(R), Share-Based Payment, the Company recognizes the expense related to these shares over the vesting period. The Company granted 1,000 restricted common shares to each of its independent board members in November 2004, June 2005, June 2006 and July 2007. For the nine months ended September 30, 2007 and 2006, the Company amortized approximately $19,000 and $23,000, respectively, of related compensation expense. For the three months ended September 30, 2007 and 2006, the Company amortized approximately $8,000 of related compensation expense. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Income Taxes

Hines REIT made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2004. In addition, as of September 30, 2007 and 2006 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the nine months ended September 30, 2007 and 2006 in the accompanying condensed consolidated financial statements.

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

Due to the acquisition of Atrium on Bay, an office property located in Toronto, Ontario, the Company has recorded a provision for Canadian income taxes of approximately $236,000 and $552,000 for the three and nine months ended September 30, 2007, respectively, in accordance with Canadian tax laws and regulations.

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

As of September 30, 2007, the Company had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Per Share Data

Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

3.  Real Estate Investments

Investment property consisted of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Buildings and improvements, net	$1,200,231	$511,961
In-place leases, net	220,379	120,765
Land	340,374	165,603
Investment property, net	$1,760,984	$798,329

Direct Investments

Properties that are wholly owned by the Operating Partnership are referred to as “direct investments.” As of December 31, 2006, the Company owned direct investments in eight office properties through its interest in the Operating Partnership and acquired the following office properties during the nine months ended September 30, 2007:

City	Property	Date Acquired	Acquisition Cost
			(in millions)
Redmond, Washington	The Laguna Buildings	January 2007	$118.0
Toronto, Ontario	Atrium on Bay	February 2007	$215.6	(1)
Seattle, Washington	Seattle Design Center	June 2007	$56.8
Seattle, Washington	5th and Bell	June 2007	$72.2
Melville, New York	3 Huntington Quadrangle	July 2007	$87.0
Los Angeles, California	One Wilshire	August 2007	$287.0
Minneapolis, Minnesota	Minneapolis Portfolio	September 2007	$87.0

(1) This amount was translated from the $250.0 million Canadian dollars (“CAD”) acquisition cost as of the date of this acquisition.

As of September 30, 2007, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows (in thousands):

	Buildings and Improvements	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$1,224,118	$258,837	$53,011	$71,331
Less: accumulated depreciation and amortization	(23,887)	(38,458)	(7,534)	(8,589)
Net	$1,200,231	$220,379	$45,477	$62,742

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

Amortization expense was $23.0 million and $10.4 million for in-place leases for the nine months ended September 30, 2007 and 2006, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of approximately $1.6 million and $86,000, respectively. Amortization expense was $8.2 million and $4.4 million for in-place leases for the three months ended September 30, 2007 and 2006, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of approximately $925,000 for the three months ended September 30, 2007 and a decrease to rental revenue of approximately $104,000 for the three months ended September 30, 2006.

Anticipated amortization of in-place and out-of-market leases, net, for the period from October 1 through December 31, 2007 and for each of the following four years ended December 31 is as follows (in thousands):
	In-place Leases	Out-of-Market Leases, net
October 1 through December 31, 2007	$13,179	$(1,737)
2008	47,311	(5,965)
2009	40,731	(4,439)
2010	32,509	(3,754)
2011	26,351	(2,825)

In connection with its direct investments, the Company has entered into non-cancelable lease agreements with tenants for office and retail space. As of September 30, 2007, the approximate fixed future minimum rentals for the period from October 1 through December 31, 2007, and each of the years ending December 31, 2008 through 2011 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1 through December 31, 2007	$36,484
2008	138,958
2009	130,511
2010	112,052
2011	98,530
Thereafter	318,875
Total	$835,410

One of the Company’s properties is subject to a ground lease, which expires on March 31, 2032. Although the lease provides for increases in payments over the term of the lease, ground rent expense accrues on a straight-line basis.  The fixed future minimum rentals to be paid under the ground lease for the period from October 1, 2007 through December 31, 2007 are approximately $100,000. In addition, the fixed future minimum rentals for each of the years ended December 31, 2008 through December 31, 2011 and for the period thereafter are approximately $405,000, $412,000, $420,000, $428,000 and $10.8 million, respectively.

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services. The fixed future minimum rentals received for such services for the period from October 1, 2007 through December 31, 2007 are approximately $672,000. In addition, the fixed future minimum rentals expected to be received for such services for each of the years ended December 31, 2008 through December 31, 2011 and for the period thereafter are approximately $2.5 million, $1.9 million, $1.7 million, $1.3 million and $1.3 million, respectively. The Company has outsourced the provision of these services to a tenant in the same building, to whom it pays fees for the provision of such services. The fixed future minimum payments for such services for the period from October 1, 2007 through December 31, 2007 are approximately $271,000.

In addition, the fixed future minimum payments for each of the years ended December 31, 2008 through December 31, 2011 and for the period thereafter are approximately $1.1 million, $900,000, $727,000, $515,000 and $567,000, respectively.

Of the total rental revenue earned by the Company for the nine months ended September 30, 2006, approximately 11% was earned from a state government agency, whose leases represent approximately 10% of the rentable space in the company's protfolio, expires in October 2012 and whose remaining lease expires in April 2013. No other tenant provided more than 10% of the Company’s total rental revenues for the nine months ended September 30, 2006. No tenant provided more than 10% of the Company’s total rental revenues for the nine months ended September 30, 2007.

Investments in Unconsolidated Entities

The Company owns indirect interests in real estate through its investments in Hines-Sumisei U.S. Core Office Fund, L.P. and HCB II River LLC. The carrying values of its investments in these entities as of September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30, 2007	December 31, 2006
Investment in Hines-Sumisei U.S. Core Office Fund, L.P.	$339,141	$307,553
Investment in HCB II River LLC	30,108	-
Total investments in unconsolidated entities	$369,249	$307,553

The equity in losses of the Company’s unconsolidated entities for the three and nine months ended September 30, 2007, was as follows (in thousands):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Equity in losses of Hines-Sumisei U.S. Core Office Fund, L.P.	$4,971	$6,864
Equity in losses of HCB II River LLC	58	58
Total equity in losses of unconsolidated entities	$5,029	$6,922

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

On July 2, 2007 the Company acquired additional interests in the Core Fund totaling $58.0 million. As of September 30, 2007, the Company owned a 32.0% non-managing general partnership interest in the Core Fund, which held ownership interests in 23 properties across the United States.

Condensed consolidated financial information of the Core Fund as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 is summarized below (in thousands):

ASSETS

	September 30, 2007	December 31, 2006
Cash	$88,853	$67,557
Property, net	3,237,352	2,520,278
Other assets	328,420	305,027
Total Assets	$3,654,625	$2,892,862

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$2,030,120	$1,571,290
Other liabilities	218,497	157,248
Minority interest	437,908	341,667
Partners’ capital	968,100	822,657
Total Liabilities and Partners’ Capital	$3,654,625	$2,892,862

OPERATIONS

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenues and other income	$109,870	$72,744	$312,566	$194,045
Operating expenses	(45,445)	(33,013)	(132,222)	(89,268)
Interest expense	(28,596)	(17,691)	(75,779)	(46,004)
Depreciation and amortization	(63,608)	(23,091)	(131,770)	(59,282)
Minority interest	12,382	(1,838)	6,231	(5,346)
Net Loss	$(15,397)	$(2,889)	$(20,974)	$(5,855)

Of the total rental revenue of the Core Fund for the nine months ended September 30, 2007, approximately 30% was earned from 14 tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027. No other tenant provided more than 10% of the Core Fund’s total rental revenues for the nine months ended September 30, 2007.

Of the total rental revenue of the Core Fund for the nine months ended September 30, 2006, approximately 12% was earned from two affiliated tenants in the oil and gas industry, whose leases expire on December 31, 2015. In addition, 36% was earned from 13 tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027. No other tenant provided more than 10% of the Core Fund’s total rental revenues for the nine months ended September 30, 2006.

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

HCB is the managing member responsible for day-to-day operations of the joint venture. However, the Company has various approval rights and must approve certain major decisions of the joint venture including, but not limited to: the direct or indirect sale of any interest in CCDII; any financing or other indebtedness incurred by the joint venture and the creation of any lien or encumbrance on CCDII; annual plans and budgets for the joint venture and CCDII; and any new leases at CCDII. Condensed financial information is not presented for HCB River II LLC as it does not meet the quantitative thresholds for a significant equity method investee described in Rule 3-09 of Regulation S-X set forth by the United States Securities and Exchange Commission.

4.  Debt Financing

The following table includes all of the Company’s outstanding notes payable as of September 30, 2007 and December 31, 2006 (in thousands, except interest rates):

Description	Origination Date	Maturity Date	Interest Rate		Principal Outstanding at September 30, 2007		Principal Outstanding at December 31, 2006
Key Bank National Association — Revolving Credit Facility	9/9/2005	10/31/2009	Variable (1)		$66,000		$162,000
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		89,836	(6)	89,233
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000		45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		191,539	(4)	—
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	%(2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	%(3)	98,000		—
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550	%(5)	119,000		—
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800	%(7)	48,000		—
HSH Nordbank — Seattle Design Center / 5th and Bell	8/14/2007	8/14/2017	6.0300	%(8)	70,000		—
					$912,375		$481,233
__________

(1)
The revolving credit facility with KeyBank National Association (“KeyBank”) provides a maximum aggregate borrowing capacity of $250.0 million, which may be increased to $350.0 million upon the Company’s election. Borrowings under the revolving credit facility are at variable interest rates based on LIBOR plus 125 to 200 basis points based on prescribed leverage ratios. The weighted average interest rate on outstanding borrowings under this facility was 6.32% and 6.73% as of September 30, 2007 and December 31, 2006, respectively.

(2)
Borrowings under the HSH Credit Facility that closed prior to August 1, 2007 have variable interest rates equal to one-month LIBOR plus 0.40%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.8575%.

(3)
Borrowings under the HSH Credit Facility that closed prior to August 1, 2007 have variable interest rates equal to one-month LIBOR plus 0.40%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.2505%.

(4)	This amount was translated to U.S. dollars at a rate of $1.0081 as of September 30, 2007. The mortgage agreement provided for a principal amount of $190.0 million CAD as of September 30, 2007.

(5)
Borrowings under the HSH Credit Facility that closed prior to August 1, 2007 have variable interest rates equal to one-month LIBOR plus 0.40%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.355%.

(6)
This mortgage is an interest-only loan in the principal amount of $91.0 million, which the Company assumed in connection with its acquisition of Airport Corporate Center. At the time of acquisition, the fair value of this mortgage was estimated to be $88.5 million, resulting in a premium of $2.5 million. The premium is being amortized over the term of the mortgage.

(7)
Borrowings under the HSH Credit Facility that closed prior to August 1, 2007 have variable interest rates equal to one-month LIBOR plus 0.40%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.98%.

(8)
Borrowings under the HSH Credit Facility that closed after August 1, 2007 have variable interest rates equal to one-month LIBOR plus 0.45%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 6.03%.

As of September 30, 2007, the Company has complied with all covenants stipulated by the debt financings referenced above.

5.  Distributions

     The Company began declaring distributions (as authorized by its board of directors) in November 2004, after the Company commenced business operations. The Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. The Company has declared and paid the following quarterly distributions to its shareholders and minority interests for the year ended December 31, 2006 and the nine months ended September 30, 2007 (in thousands):

Distribution for the Quarter Ended	Date Paid	Total Distribution
September 30, 2007	October 15, 2007	$23,059
June 30, 2007	July 20, 2007	$18,418
March 31, 2007	April 16, 2007	$14,012
December 31, 2006	January 16, 2007	$11,281
September 30, 2006	October 13, 2006	$9,056
June 30, 2006	July 14, 2006	$6,405
March 31, 2006	April 13, 2006	$4,212

6.  Related Party Transactions

Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. The Advisor earned cash acquisition fees totaling $5.3 million and $3.1 million for the nine months ended September 30, 2007 and 2006, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations. The Advisor earned cash acquisition fees totaling $3.1 million and $561,000 for the three months ended September 30, 2007 and 2006, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations. See discussion of the Participation Interest below for additional information concerning acquisition fees.

Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee is earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. The Advisor earned cash asset management fees totaling approximately $5.7 million and $2.1 million during the nine months ended September 30, 2007 and 2006, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations. The Advisor earned cash asset management fees totaling approximately $2.4 million and $882,000 during the three months ended September 30, 2007 and 2006, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations. See discussion of the Participation Interest below for additional information concerning acquisition fees.

Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company reimburses the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. For the year ended December 31, 2006, the Advisor had advanced to or made payments on the Company’s behalf totaling $1.6 million and the Company made repayments totaling $2.7 million. No advances were received after June 30, 2006 and no amounts were owed to the Advisor as of September 30, 2007 or December 31, 2006 related to any advances.

Dealer Manager Agreement

The Company has retained HRES, an affiliate of the Advisor, to serve as dealer manager for the Initial Offering and the Current Offering. The dealer manager agreement related to the Initial Offering provided that HRES would earn selling commissions equal to 6.0% of the gross proceeds from sales of common stock sold in the Company’s primary offering and 4.0% of gross proceeds from the sale of shares issued pursuant the Company’s dividend reinvestment plan, all of which was reallowed to participating broker dealers. On May 30, 2006, the Company executed a separate dealer manager agreement for the Current Offering providing that HRES earns selling commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which is reallowed to participating broker dealers, and earns no selling commissions related to shares issued pursuant to the dividend reinvestment plan. Both agreements also provide that HRES earns a dealer manager fee equal to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which may be reallowed to participating broker dealers. HRES earned selling commissions of $46.7 million and $20.5 million and earned dealer manager fees of $15.3 million and $7.9 million for the nine months ended September 30, 2007 and 2006, respectively, which have been offset against additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ equity.

Property Management and Leasing Agreements

The Company has entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which it directly invests. As compensation for its services, Hines receives the following:

•
A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. The Company incurred property management fees of approximately $2.6 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively, and approximately $1.1 million and $472,000 for the three months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, the Company had liabilities for incurred and unpaid property management fees of approximately $392,000 and $233,000, respectively, which have been included in the accompanying condensed consolidated balance sheets.

•
A leasing fee of 1.5% of gross revenues payable over the term of each executed lease, including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. The Company incurred leasing, construction management or redevelopment fees of approximately $1.1 million and $28,000 during the nine months ended September 30, 2007 and 2006, respectively, and approximately $462,000 and $6,100 during the three months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 the Company had a related liability of approximately $952,000, which is included in due to affiliates in the accompanying condensed consolidated balance sheet. No related liability existed as of December 31, 2006.

•
The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses are limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. The Company incurred reimbursable expenses of approximately $5.8 million and $2.5 million for the nine months ended September 30, 2007 and 2006, respectively, and approximately $2.5 million and $734,000 for the three months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, the Company had related liabilities of approximately $2.0 million and $498,000, respectively, which were included in due to affiliates in the accompanying condensed consolidated balance sheets.

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.5% and 1.3% as of September 30, 2007 and December 31, 2006, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.

As the percentage interest of the Participation Interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled $22.8 million and $11.8 million as of September 30, 2007 and December 31, 2006, respectively, and is included in the participation interest liability in the accompanying condensed consolidated balance sheets. The related expense for asset management and acquisition fees of $11.0 million and $5.2 million for the nine months ended September 30, 2007 and 2006, respectively, is included in asset management and acquisition fees in the accompanying condensed consolidated statements of operations. The Company expensed asset management and acquisition fees of $5.4 million and $1.4 million for the three months ended September 30, 2007 and 2006, respectively.

7.  Changes in Assets and Liabilities

The effect of changes in asset and liability accounts on cash flows from operating activities for the nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	2007	2006
Changes in assets and liabilities:
Increase in other assets	$(940)	$(197)
Increase in tenant and other receivables	(11,556)	(2,927)
Additions to deferred leasing costs	(6,300)	(1,039)
Increase in accounts payable and accrued expenses	6,043	1,994
Increase in participation interest liability	11,007	5,222
Increase (decrease) in other liabilities	1,876	(55)
Increase in due to affiliates	1,747	512
Changes in assets and liabilities	$1,877	$3,510

8.  Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	2007	2006
Cash paid for interest	$31,722	$9,878
Supplemental Schedule of Non-Cash Activities
Unpaid selling commissions and dealer manager fees	$784	$1,131
Deferred offering costs offset against additional paid-in-capital	$6,889	$7,096
Distributions declared and unpaid	$23,059	$9,056
Distributions receivable	$7,481	$4,844
Distributions reinvested	$24,849	$8,023
Non-cash net liabilities acquired upon acquisition of property	$11,831	$9,253
Accrual of deferred financing costs	$132	$221
Assumption of mortgage upon acquisition of property	$—	$88,495
Accrued additions to deferred leasing costs	$12,038	$—
Accrued additions to investment property	$1,360	$—

9.  Commitments and Contingencies

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to funding approximately $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, which will be paid in future periods. This amount has been recorded in deferred leasing costs and accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007.

10.  Subsequent Events

Pending Property Acquisition

On October 15, 2007, the Company entered into a contract to acquire Chase Tower, a 55-story office building located in the uptown submarket of Dallas, Texas. The building consists of 1,296,407 square feet of rentable area and is 92% leased. The maximum contract purchase price for Chase Tower is expected to be $289.6 million, exclusive of transaction costs, financing fees and working capital reserves. This acquisition is expected to close in November 2007. The Company has funded $7.5 million in earnest money that could be forfeited if this acquisition does not close.

Pending Property Sale

On October 26, 2007, the Company entered into a contract to sell Citymark, an office property in Dallas, Texas for $39.0 million, exclusive of closing costs. The sale is expected to be consummated on or about December 5, 2007.  As of September 30, 2007, the carrying value of Citymark’s investment property was approximately $17.8 million. FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) prescribes the accounting treatment for assets that are to be disposed of by sale. In accordance with SFAS 144, management believes Citymark should not be classified as an asset “held for sale” as of September 30, 2007 based on its evaluation of the facts and circumstances of this transaction.

One Wilshire Mortgage Loan

On October 25, 2007, a subsidiary of the Operating Partnership borrowed $159.5 million from The Prudential Insurance Company of America pursuant to a Deed of Trust and Security Agreement dated October 25, 2007 and a Promissory Note dated October 25, 2007. The Loan is secured by a mortgage and related security interests in One Wilshire, an office property located in Los Angeles, California that the Company acquired on August 1, 2007. The subsidiary of the Operating Partnership that directly owns One Wilshire is the borrower under the Loan Documents. The Loan matures on November 1, 2012 and bears interest at a fixed annual rate of 5.98%. Interest payments are due monthly, beginning on December 1, 2007 through maturity.

 KeyBank Activity

From October 1, 2007 to November 9, 2007, the Company repaid all amounts outstanding under its revolving credit facility with KeyBank. No new borrowings were made under the KeyBank facility during that period.

Shareholder Redemption

In October 2007, in accordance with the Company’s share redemption plan, the Company redeemed approximately 636,000 common shares and made corresponding payments totaling $6.2 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares.

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

•	Catastrophic events, such as hurricanes, earthquakes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

•	Risks associated with the exchange rate related to our international investments;

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested and continue to invest in real estate to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership, or indirectly through other entities, such as through our investment in the Core Fund. As of September 30, 2007, we had direct and indirect interests in 37 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, and one industrial property in Rio de Janeiro, Brazil. In addition, we have and may make other real estate investments including, but not limited to, properties outside of the United States, non-office properties, mortgage loans and ground leases. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties which will be diversified by location, lease expirations and tenant industries.

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

        The following table provides summary information regarding the properties in which we owned interests as of September 30, 2007:

Direct Investments
Property	City	Leasable Square Feet	Percent Leased	Our Effective Ownership(1)
321 North Clark	Chicago, Illinois	885,664	99%	100%
Citymark	Dallas, Texas	220,079	100%	100%
Watergate Tower IV	Emeryville, California	344,433	100%	100%
One Wilshire	Los Angeles, California	664,248	99%	100%
3 Huntington Quadrangle	Melville, New York	407,731	88%	100%
Airport Corporate Center	Miami, Florida	1,018,793	89%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	766,240	86%	100%
3400 Data Drive	Rancho Cordova, California	149,703	100%	100%
Daytona Buildings	Redmond, Washington	250,515	99%	100%
Laguna Buildings	Redmond, Washington	464,701	100%	100%
1515 S Street	Sacramento, California	348,881	100%	100%
1900 and 2000 Alameda	San Mateo, California	253,377	94%	100%
Seattle Design Center	Seattle, Washington	390,684	88%	100%
5th and Bell	Seattle, Washington	197,135	98%	100%
Atrium on Bay	Toronto, Ontario	1,078,040	85%	100%
Total for Directly-Owned Properties		7,440,224	93%

Indirect Investments
Joint Venture
Cargo Center Dutra II	Rio de Janeiro, Brazil	693,115	88%	50%

Core Fund Investments
One Atlantic Center	Atlanta, Georgia	1,100,312	82%	27.47%
The Carillon Building	Charlotte, North Carolina	470,726	100%	27.47%
Charlotte Plaza	Charlotte, North Carolina	625,026	98%	27.47%
Three First National Plaza	Chicago, Illinois	1,419,978	93%	21.97%
333 West Wacker	Chicago, Illinois	845,206	85%	21.92%
One Shell Plaza	Houston, Texas	1,228,160	99%	13.73%
Two Shell Plaza	Houston, Texas	566,960	95%	13.73%
425 Lexington Avenue	New York, New York	700,034	100%	12.98%
499 Park Avenue	New York, New York	288,722	100%	12.98%
600 Lexington Avenue	New York, New York	282,409	100%	12.98%
Riverfront Plaza	Richmond, Virginia	950,025	100%	27.47%
Johnson Ranch Corporate Center	Roseville, California	179,990	72%	21.92%
Roseville Corporate Center	Roseville, California	111,418	96%	21.92%
Summit at Douglas Ridge	Roseville, California	185,128	82%	21.92%
Olympus Corporate Center	Roseville, California	191,494	86%	21.92%
Douglas Corporate Center	Roseville, California	214,606	86%	21.92%
Wells Fargo Center	Sacramento, California	502,365	93%	21.92%
525 B Street	San Diego, California	447,159	92%	27.47%
The KPMG Building	San Francisco, California	379,328	100%	27.47%
101 Second Street	San Francisco, California	388,370	100%	27.47%
720 Olive Way	Seattle, Washington	300,710	93%	21.92%
1200 19th Street	Washington, D.C.	235,404	11%	12.98%
Warner Center	Woodland Hills, California	808,274	97%	21.92%
Total for Core Fund Properties		12,421,804	92%
Total for All Properties		20,555,143	92%
__________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On September 30, 2007, Hines REIT owned a 97.8% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.2% interest in the Operating Partnership. As of September 30, 2007, we owned interests in the 23 Core Fund investments through our interest in the Core Fund, in which we owned an approximate 32.0% non-managing general partner interest as of September 30, 2007. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 12.98% to 27.47%. In addition, we owned a 50% interest in Cargo Center Dutra II through a joint venture with an affiliate of Hines.

As of September 30, 2007, we had primarily invested in institutional-quality office properties in the United States. These types of properties continue to attract significant capital, and competition to acquire such assets remains intense. However, we intend to continue to pursue institutional-quality office properties as well as other real estate investments that we believe will satisfy our long-term primary objectives of preserving invested capital and achieving modest capital appreciation over the long term, in addition to providing regular cash distributions to our shareholders.

We expect to continue to focus primarily on investments in institutional-quality office properties located in the United States (whether as direct investments or as indirect investments through the Core Fund or otherwise). However, we have expanded our focus to include other real estate investments such as our investment in Toronto, Ontario and our recent international joint venture investment in Rio de Janeiro, Brazil. In the future, our investments may include additional investments outside of the United States, investments in non-office properties, non-core or development investments, mortgage loans, ground leases and investments in joint ventures.

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

We commenced the Current Offering on June 19, 2006, and on June 26, 2006, we entered into a new advisory agreement with the Advisor (the “Advisory Agreement”). The Advisory Agreement was renewed in June 2007 for an additional one-year term. Certain organizational and offering costs associated with the Current Offering have been paid by the Advisor on our behalf. Pursuant to the terms of our current Advisory Agreement, we are obligated to reimburse the Advisor for the actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manger fees, do not exceed 15% of gross proceeds from the Current Offering.

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

Derivative Instruments

We have entered into interest rate swap transactions as economic hedges against the variability of future interest rates on certain variable interest rate debt. To date, we have not designated any such contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006. Any changes in the fair value of the interest rate swaps have been recorded in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2007.

We will mark the interest rate swaps to their estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in our condensed consolidated statements of operations.

On February 8, 2007, we entered into a foreign currency contract related to the acquisition of Atrium on Bay, an office property located in Toronto, Ontario. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to our equity investment and was settled at the close of this acquisition on February 26, 2007. The gain that resulted upon settlement was recorded in loss on derivative instruments, net, in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007.

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

Due to the acquisition of Atrium on Bay, an office property located in Toronto, Ontario, we have recorded a provision for Canadian income taxes of approximately $236,000 and $552,000, respectively, for the three and nine months ended September 30, 2007 in accordance with Canadian tax laws and regulations.

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

As of September 30, 2007, we had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Comprehensive Loss

We report comprehensive loss in our condensed consolidated statements of shareholders’ equity. Comprehensive loss was approximately $39.6 million for the nine months ended September 30, 2007 resulting from our net loss and our foreign currency translation adjustment. See “International Operations” below for additional information.

International Operations

The Canadian dollar is the functional currency for our subsidiaries operating in Toronto, Ontario and the Brazilian real is the functional currency for our subsidiary operating in Rio de Janeiro, Brazil. Our foreign subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. These gains or losses are included in our results of operations.

Our subsidiaries also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

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

For the nine months ended September 30, 2007, our cash needs for acquisitions have been met primarily by proceeds from our public equity offerings and debt financing while our operating cash needs have been met through cash flow generated by our properties and investments. We believe that our current capital resources and cash flow from operations are sufficient to meet our liquidity needs for the foreseeable future.

We raised significant funds from our Current Offering during the first nine months of 2007 (see discussion below), and we expect to continue to raise significant funds from our Current Offering and other potential follow-on offerings. We intend to continue making real estate investments with these funds and funds available to us under our credit facilities and other permanent debt. We also intend to continue to pay distributions to our shareholders on a quarterly basis. As noted above, we are currently looking for investment opportunities in an intensely competitive environment, and acquisitions in such an environment may put downward pressure on our distribution payments as a result of potentially lower yields on new investments. Additionally, we have experienced, and expect to continue to experience, delays between raising capital and acquiring real estate investments. We temporarily invest unused proceeds from our public offering in investments that typically yield lower returns when compared to our real estate investments. We may need to use short-term borrowings or advances from affiliates in order to maintain our current per-share distribution levels in future periods. However, we will continue to make investment and financing decisions, and decisions regarding distribution payments, with a long-term view. We will also continually monitor our cash flow and market conditions when making such decisions. In this environment, we may decide to lower our per-share distribution amount rather than take actions we believe may compromise our long-term objectives.

Cash Flows from Operating Activities

Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by debt service, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we have incurred corporate-level debt service, general and administrative expenses, asset management and acquisition fees. Results of operations are not directly comparable for the three and nine months ended September 30, 2007 and 2006 as a result of our acquisition activity.

        Net cash flow provided by operating activities was $15.8 million and $4.2 million for the nine months ended September 30, 2007 and 2006, respectively. Our operating net cash flows are primarily the result of the net loss for the period offset by non-cash components of our net loss such as depreciation and amortization, equity in losses of the Core Fund, accrued costs of our Current Offering, loss on derivative instruments, and changes in other asset and liability accounts.

Cash Flows from Investing Activities

        During the nine months ended September 30, 2007, we made payments of $909.3 million related to our acquisition of seven properties and $86.9 million related to our additional investment in the Core Fund and our unconsolidated joint venture in Brazil. During the nine months ended September 30, 2006, we made payments of $310.7 million related to our acquisitions of two properties and $102.4 million related to our additional investments in the Core Fund.

During the nine months ended September 30, 2007 and 2006, we received distributions related to our interest in the Core Fund of approximately $17.9 million and $10.0 million, respectively. The increase in distributions is attributable to our interest in the Core fund following additional capital contributions we made to the Core Fund since September 30, 2006, as well as the increased cash flow of the Core Fund resulting from the additional properties it has acquired since September 30, 2006. The Core Fund owned interests in 23 properties as of September 30, 2007, up from 13 properties as of September 30, 2006.

During the nine months ended September 30, 2007 and 2006, we had increases in restricted cash of approximately $3.5 million and $4.3 million, respectively, related to certain escrows required by our mortgage agreements.

During the nine months ended September 30, 2007, we had cash outflows of $3.0 million, net of receipts, for master leases entered into in connection with our acquisitions.

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

The following table summarizes the activity from our offerings for the years ended December 31, 2006, 2005 and 2004 and the nine months ended September 30, 2007 (in millions):

	Initial Public Offering				Current Public Offering				All Offerings
Period	# of Shares		Proceeds		# of Shares		Proceeds		# of Shares	Proceeds
Year Ended December 31, 2004	2.1		$20.6		—		$—		2.1	$20.6
Year Ended December 31, 2005	21.0	(a)	207.7	(a)	—		—		21.0	207.7
Year Ended December 31, 2006	30.1	(b)	299.2	(b)	27.3	(b)	282.7	(b)	57.4	581.9
Nine Months Ended September 30, 2007	—		—		69.4	(c)	720.9	(c)	69.4	720.9
Total	53.2		$527.5		96.7		$1,003.6		149.9	$1,531.1
__________

(a)	Amounts include $2.1 million of gross proceeds relating to approximately 223,000 shares issued under our dividend reinvestment plan.

(b)	Amounts include $13.5 million of gross proceeds relating to approximately 1.4 million shares issued under our dividend reinvestment plan.

(c)	Amounts include $24.8 million of gross proceeds relating to approximately 2.5 million shares issued under the Company’s dividend reinvestment plan.

As of September 30, 2007, $1,030.6 million in common shares remained available for sale pursuant to our Current Offering, exclusive of $165.8 million in common shares available under our dividend reinvestment plan. From October 1 through November 9, 2007, we received gross offering proceeds of approximately $59.6 million from the sale of 5.7 million common shares, including approximately $12.6 million relating to 1.3 million shares sold under our dividend reinvestment plan. As of November 9, 2007, $983.5 million in common shares remained available for sale to the public pursuant to the Current Offering, exclusive of $153.2 million in common shares available under our dividend reinvestment plan.

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

For the nine months ended September 30, 2007 and 2006, we paid the Dealer Manager selling commissions of $46.8 million and $20.2 million, respectively, and we paid dealer manager fees of $15.3 million and $8.2 million, respectively. All such selling commissions and a portion of such dealer manager fees were reallowed by HRES to participating broker dealers for their services in selling our shares.

During the nine months ended September 30, 2006, the Advisor incurred organizational and internal offering costs related to the Initial Offering totaling $3.0 million and third-party offering costs of $3.6 million. During the nine months ended September 30, 2006, we made payments totaling $10.0 million to our Advisor for the reimbursement of previously incurred Initial Offering organizational and offering costs. No such costs were incurred or paid during the nine months ended September 30, 2007 because the Initial Offering had concluded.

During the nine months ended September 30, 2007 and 2006, the Advisor incurred organizational and internal offering costs related to the Current Offering totaling approximately $5.1 million and $2.1 million, respectively, and third-party offering costs of approximately $6.9 million and $3.9 million, respectively. During the nine months ended September 30, 2007 we made payments totaling $15.4 million for reimbursement of Current Offering organizational and offering costs, of which $15.1 million were made to our Advisor. During the nine months ended September 30, 2006, we made payments of $1.3 million to our Advisor for reimbursement of Current Offering organizational and offering costs.

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

Subject to market conditions and other factors we may consider, we expect that our debt financing will generally be in the range of approximately 40 – 60% of management’s estimate of the aggregate value of our real estate investments. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, however, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In addition, depending on market conditions and other factors, we may choose not to use debt financing for our operations or to acquire properties. Our articles of incorporation limit our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our shareholders in our next quarterly report. As of September 30, 2007 and December 31, 2006, our debt financing was approximately 47% and 53%, respectively, of the aggregate value of our real estate investments (including our pro rata share of the Core Fund’s real estate assets and related debt).

The following table includes all of our outstanding notes payable as of September 30, 2007 and December 31, 2006 (in thousands, except interest rates):

Description	Date Originated	Maturity Date	Interest Rate		Principal Outstanding at September 30, 2007		Principal Outstanding at December 31, 2006
Key Bank National Association — Revolving Credit Facility	9/9/2005	10/31/2009	Variable (1)		$66,000		$162,000
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		89,836	(6)	89,233
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000		45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		191,539	(4)	—
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	%(2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	%(3)	98,000		—
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550	%(5)	119,000		—
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800	%(7)	48,000		—
HSH Nordbank — Seattle Design Center / 5th and Bell	8/14/2007	8/14/2017	6.0300	%(8)	70,000		—
					$912,375		$481,233
_________

(1)
The revolving credit facility with KeyBank National Association (“KeyBank”) provides a maximum aggregate borrowing capacity of $250.0 million, which may be increased to $350.0 million upon our election. Borrowings under the revolving credit facility are at variable interest rates based on LIBOR plus 125 to 200 basis points based on prescribed leverage ratios. The weighted average interest rate on outstanding borrowings under this facility was 6.32% and 6.73% as of September 30, 2007 and December 31, 2006, respectively.

(2)
Borrowings under the pooled mortgage facility with HSH Nordbank (“HSH Credit Facility”) that closed prior to August 1, 2007 have variable interest rates equal to one-month LIBOR plus 0.40%. However, we entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.8575%.

(3)
Borrowings under the HSH Credit Facility that closed prior to August 1, 2007 have variable interest rates equal to one-month LIBOR plus 0.40%. However, we entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.2505%.

(4)	This amount was translated to U.S. dollars at a rate of $1.0081 as of September 30, 2007. The mortgage agreement provided for a principal amount of $190.0 million Canadian dollars (“CAD”).

(5)
Borrowings under the HSH Credit Facility that closed prior to August 1, 2007 have variable interest rates equal to one-month LIBOR plus 0.40%. However, we entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.355%.

(6)
This mortgage is an interest-only loan in the principal amount of $91.0 million, which we assumed in connection with our acquisition of Airport Corporate Center. At the time of acquisition, the fair value of this mortgage was estimated to be $88.5 million, resulting in a premium of $2.5 million. The premium is being amortized over the term of the mortgage.

(7)
Borrowings under the HSH Credit Facility that closed prior to August 1, 2007 have variable interest rates equal to one-month LIBOR plus 0.40%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.98%.

(8)
Borrowings under the HSH Credit Facility that closed after August 1, 2007 have variable interest rates equal to one-month LIBOR plus 0.45%. However, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 6.03%.

As of September 30, 2007, we have complied with all covenants stipulated by the debt financings referenced above.

     Advances from affiliates

Certain costs and expenses associated with our organization and public offerings have been paid by our Advisor on our behalf. See “Financial Condition, Liquidity and Capital Resources — Payment of Offering Costs and Other Expenses” above for a discussion of these advances and our repayment of the same.

During the nine months ended September 30, 2006, our Advisor had advanced to us or made payments on our behalf totaling approximately $1.7 million for certain expenses incurred in connection with the Company’s administration and ongoing operations. We did not receive any advances from our Advisor after June 30, 2006, and as of December 31, 2006, we had repaid our Advisor all amounts related to these advances.

To the extent that our operating expenses in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of Net Income (as defined in our Articles of Incorporation), our Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold, unless our independent directors determine that such excess was justified. For the four quarters ended September 30, 2007, we did not exceed this limitation.

     Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have and intend to continue to declare distributions to shareholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly.

From January 1, 2006 through June 30, 2006, we declared distributions (as authorized by our board of directors) equal to $0.00164384 per share, per day. From July 1, 2006 through September 30, 2007, we declared distributions equal to $0.00170959 per share, per day. Additionally, we have declared distributions equal to $0.00170959 per share, per day through November 30, 2007. The distributions declared were authorized and set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends.

Aggregate distributions declared to our shareholders and minority interests related to the nine months ended September 30, 2007 were $55.5 million. Our two primary sources of funding for our distributions are cash flows from operating activities and distributions from the Core Fund. When analyzing the amount of cash flow available to pay distributions, we also consider the impact of certain other factors, including our practice of financing acquisition fees and other acquisition-related cash flows, which reduce cash flows from operating activities in our statements of cash flows. The following table summarizes the primary sources and other factors we considered in our analysis of cash flows available to fund distributions to shareholders and minority interests (amounts are in thousands for the nine months ended September 30, 2007 and are approximate):

Cash flow from operating activities	$15,778
Distributions from the Core Fund(1)	$19,503
Cash acquisition fees(2)	$6,705
Acquisition-related items(3)	$7,277
Master lease rent receipts(4)	$3,919
__________

(1)	Cash distributions earned during the nine months ended September 30, 2007 related to our investment in the Core Fund.

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

(3)
Acquisition-related items include cash payments to settle net liabilities assumed upon acquisition of properties. In accordance with GAAP, these payments reduce cash flows from operating activities in our condensed consolidated statements of cash flows. However, these payments are related to the acquisition, as opposed to the operations, of these properties, and we fund such payments with offering proceeds and acquisition-related indebtedness. As a result, we considered the payment of these items in our analysis of cash flow available to pay distributions. For the nine months ended September 30, 2007, these amounts consisted primarily of the settlement of liabilities assumed upon the acquisition of our properties.

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

Additionally, we typically use cash flows from financing activities such as offering proceeds or borrowings, rather than operating cash flows, to pay for deferred leasing costs, such as tenant incentive payments, leasing commissions and tenant improvements as we consider these costs to be additional capital investments in our properties. For the nine months ended September 30, 2007, we paid $6.3 million for deferred leasing costs, which were reflected as a reduction of cash flows from operating activities in our condensed consolidated financial statements included elsewhere in this Form 10-Q.

As noted above in “— General”, we are currently making real estate investments in a competitive environment. Significant U.S. and foreign investment capital continues to flow into real estate capital markets, creating competition for acquisitions, including high-quality office properties. This competition may cause downward pressure on rates of return from our future real estate investments, and consequently, could cause downward pressure on the future distributions payable to our shareholders.

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

Results of Operations

We owned 15 office properties directly, 23 office properties indirectly through our investment in the Core Fund, and one industrial property in Rio de Janeiro, Brazil indirectly through our investment in the joint venture  as of September 30, 2007. By comparison, we owned five office properties directly and 13 office properties indirectly through our investment in the Core Fund as of September 30, 2006. As a result of the significant new investments made between September 30, 2006 and September 30, 2007, as well as the number of our direct properties owned for the three and nine month periods then ended, our results of operations for the three months ended September 30, 2007 and 2006 are not directly comparable.

Our results of operations are also not indicative of what we expect our results of operations will be in future periods as we expect that our operating revenues and expenses will continue to increase as a result of (i) owning the real estate investments we recently acquired for an entire period, and (ii) our future real estate investments, which we expect to be substantial.

Direct Investments

Total revenues for the nine months ended September 30, 2007 and 2006 were $117.6 million and $43.6 million, respectively. Property-level expenses, property taxes and property management fees for the nine months ended September 30, 2007 and 2006 were $51.7 million and $20.1 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2007 and 2006 was $44.8 million and $15.3 million, respectively.

Total revenues for the three months ended September 30, 2007 and 2006 were $49.7 million and $18.7 million, respectively. Property-level expenses, property taxes and property management fees for the three months ended September 30, 2007 and 2006 were $22.5 million and $8.7 million, respectively. Depreciation and amortization expense for the three months ended September 30, 2007 and 2006 was $20.2 million and $6.5 million, respectively.

Our Interest in the Core Fund

As of September 30, 2007, we had invested a total of approximately $395.5 million and owned a 32.0% non-managing general partner interest in the Core Fund, compared to $230.6 million invested as of September 30, 2006, representing a 31.5% interest.

Our equity in losses related to our investment in the Core Fund for the nine months ended September 30, 2007 and 2006 was approximately $6.9 million and $1.8 million, respectively. For the nine months ended September 30, 2007 and 2006, the Core Fund had net losses of approximately $21.0 million and $5.9 million, respectively, on revenues of $310.2 million and $192.8 million, respectively. The Core Fund’s net losses for the nine months ended September 30, 2007 and 2006 included $131.8 million and $59.3 million, respectively, of non-cash depreciation and amortization expenses.

Our equity in losses related to our investment in the Core Fund for the three months ended September 30, 2007 and 2006 was approximately $5.0 million and $926,000, respectively. For the three months ended September 30, 2007 and 2006, the Core Fund had net losses of approximately $15.4 million and $2.9 million, respectively, on revenues of $109.0 million and $72.2 million, respectively. The Core Fund’s net losses for the three months ended September 30, 2007 and 2006 included $63.6 million and $23.1 million, respectively, of non-cash depreciation and amortization expenses.

Asset Management and Acquisition Fees

Asset management fees earned by our advisor for the nine months ended September 30, 2007 and 2006 were approximately $11.3 million and $4.2 million, respectively. The increase in asset management fees reflects the fact that we have a larger portfolio of assets under management. Acquisition fees for the nine months ended September 30, 2007 and 2006 were $10.7 million and $6.3 million, respectively.

Asset management fees earned by our advisor for the three months ended September 30, 2007 and 2006 were approximately $4.8 million and $1.8 million, respectively. The increase in asset management fees reflects the fact that we have a larger portfolio of assets under management. Acquisition fees for the three months ended September 30, 2007 and 2006 were $6.1 million and $1.1 million, respectively.

These amounts include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest. See “Note 6 — Related Party Transactions” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of the Participation Interest.

General and Administrative Expenses

General and administrative expenses were approximately $3.0 million and $2.0 million, respectively, for the nine months ended September 30, 2007 and 2006 and approximately $839,000 and $514,000, respectively, for the three months ended September 30, 2007 and 2006. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. The increases in general and administrative expenses during the periods are primarily due to increased costs of shareholder communications and audit fees as the Company’s activities and shareholder base continue to grow.

Loss on Derivative Instruments

We entered into interest rate swap contracts with HSH Nordbank in June 2006, December 2006, February 2007 and June 2007.

The loss on derivative instruments recorded in our condensed consolidated statements of operations for the three and nine months ended September 30, 2007 is the result of the following (additional details provided below):

•	the decrease in the fair value of the interest rate swaps during the period resulted in losses of $21.3 million and $5.6 million for the three and nine months ended September 30, 2007, respectively;

•	transaction fees incurred upon entering into the swaps of approximately $0 and $731,000 for the three and nine months ended September 30, 2007, respectively; and

•
a gain of approximately $939,000 for the nine months ended September 30, 2007 resulting from the settlement of a foreign currency contract in February 2007. There were no similar transactions during the three months ended September 30, 2007.

We recorded a loss of $7.8 million and $6.4 million, respectively, on an interest rate swap for the three and nine months ended September 30, 2006. This loss resulted from the decrease in the fair value of an interest rate swap and was net of fees of approximately $552,000 incurred upon entering into the swap transaction.

We have not designated our foreign currency contract or any of our interest rate swap contracts as cash flow hedges for accounting purposes. The interest rate swap contracts have been recorded at their estimated fair value in the condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006.

Gain on Foreign Currency Transactions

During the nine months ended September 30, 2007, certain of our subsidiaries which own Atrium on Bay, our property located in Toronto, Ontario, had transactions denominated in currencies other than their functional currency (CAD). In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. We recorded a gain of approximately $134,000 in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007 as a result of such foreign currency transactions.

Interest Expense

Interest expense was $32.0 million and $12.7 million, respectively, for the nine months ended September 30, 2007 and 2006 and $12.1 million and $4.9 million, respectively, for the three months ended September 30, 2007 and 2006. The increases in interest expense during the periods are primarily due to increased borrowings used to fund our acquisitions of directly-owned properties.

Interest Income

Interest income was $4.2 million and $585,000, respectively, for the nine months ended September 30, 2007 and 2006 and $1.3 million and $351,000, respectively, for the three months ended September 30, 2007 and 2006. The increases in interest income are primarily due to increased cash we held in short-term investments during delays between raising capital and acquiring real estate investments.

  Income / Loss Allocated to Minority Interests

As of September 30, 2007 and 2006, Hines REIT owned a 97.8% and a 96.8% interest, respectively, in the Operating Partnership, and affiliates of Hines owned the remaining 2.2% and 3.2% interests, respectively. We allocated income of approximately $680,000 to minority interests for the nine months ended September 30, 2007 and losses of $409,000 to minority interests for the nine months ended September 30, 2006. In addition, we allocated income of approximately $286,000 to minority interests for the three months ended September 30, 2007 and losses of $155,000 to minority interests for the three months ended September 30, 2006.

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

Off-Balance Sheet Arrangements

As of September 30, 2007 and December 31, 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Pending Property Acquisition

On October 15, 2007, we entered into a contract to acquire Chase Tower, a 55-story office building located in the uptown submarket of Dallas, Texas. The building consists of 1,296,407 square feet of rentable area and is 92% leased. The maximum contract purchase price for Chase Tower is expected to be $290.0 million, exclusive of transaction costs, financing fees and working capital reserves. This acquisition is expected to close in November 2007. We have funded $7.5 million in earnest money that could be forfeited if this acquisition does not close.

Pending Property Sale

On October 26, 2007, we entered into a contract to sell Citymark, an office property in Dallas, Texas for $39.0 million, exclusive of closing costs. The sale is expected to be consummated on or about December 5, 2007.  As of September 30, 2007, the carrying value of Citymark’s investment property was approximately $17.8 million. FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) prescribes the accounting treatment for assets that are to be disposed of by sale. In accordance with SFAS 144, management believes Citymark should not be classified as an asset “held for sale” as of September 30, 2007 based on its evaluation of the facts and circumstances of this transaction.

One Wilshire Mortgage Loan

On October 25, 2007, a subsidiary of the Operating Partnership borrowed $159.5 million from The Prudential Insurance Company of America pursuant to a Deed of Trust and Security Agreement dated October 25, 2007 and a Promissory Note dated October 25, 2007. The Loan is secured by a mortgage and related security interests in One Wilshire, an office property located in Los Angeles, California that the Company acquired on August 1, 2007. The subsidiary of the Operating Partnership that directly owns One Wilshire is the borrower under the Loan Documents. The Loan matures on November 1, 2012 and bears interest at a fixed annual rate of 5.98%. Interest payments are due monthly, beginning on December 1, 2007 through maturity.

KeyBank Activity

From October 1, 2007 to November 9, 2007, we repaid all amounts outstanding under our revolving credit facility with KeyBank. No new borrowings were made under the KeyBank facility during that period.

Shareholder Redemption

In October 2007, in accordance with our share redemption plan, we redeemed approximately 636,000 common shares and made corresponding payments totaling $6.2 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks relating to changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are exposed to both interest rate risk and foreign currency exchange rate risk.

The commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market.  This is resulting in lenders decreasing the availability of debt financing as well as increasing the cost of debt financing.  As our existing debt is either fixed rate debt or floating rate debt with a fixed spread over LIBOR, we do not believe that our current portfolio is materially impacted by the current debt market environment.  However, should the overall availability of debt decrease and/or the cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to include such factors in the economics of future acquisitions.  This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets.  Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

We are also exposed to the effects of interest rate changes primarily through variable-rate debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows, and to use derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Please see “Debt Financings” above for more information concerning the Company’s outstanding debt.

As of September 30, 2007, we had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates.

Our total variable-rate debt outstanding as of September 30, 2007 consisted of $66.0 million in borrowings under our revolving credit facility with KeyBank. This debt is subject to a variable rate through its maturity date on October 31, 2009. An increase in the variable interest rate would increase our interest payable on debt outstanding under the Revolving Credit Facility and therefore decrease our cash flows available for distribution to shareholders. Based on our variable rate debt outstanding as of September 30, 2007, a 1% change in interest rates would result in a change in interest expense of approximately $660,000 per year.

We are exposed to foreign currency exchange rate variations resulting from the remeasurement and translation of the financial statements of our subsidiaries located in Toronto, Ontario. As of September 30, 2007 and for the nine months then ended, we recorded a gain on foreign currency transactions of approximately $134,000 in our condensed consolidated statement of operations and approximately $10.6 million of accumulated other comprehensive income included in our condensed consolidated statement of shareholders’ equity related to our Toronto subsidiaries. Based on the Company’s current operational strategies, management does not believe that variations in the foreign currency exchange rates pose a significant risk to our consolidated results of operations or financial position.

Item 4T.  Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the”Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Other than those described below, no change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

During the three months ended September 30, 2007, we continued the implementation of an upgrade to our financial and accounting systems with the implementation of a new enterprise-wide accounting and lease management system for Hines. We anticipate this implementation will be completed by mid-2008. This new software affects many aspects of our accounting and financial systems and procedures and results in a significant change to our internal controls. We continue to review the controls affected by the implementation. Appropriate modifications have been or will be made to any affected internal controls during the implementation. Further, we will test all significant modified controls resulting from the implementation to ensure they are functioning effectively.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2007, we did not sell any equity securities that were not registered under the Securities Act of 1933.

The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2007 to July 31, 2007	252,984	9.52	252,984	4,740,061
August 1, 2007 to August 31, 2007	—	—	—	4,740,061
September 1, 2007 to September 30, 2007	—	—	—	5,471,784
Total	252,984	9.52	252,984
__________

(1)
We may redeem shares under the program so long as the total number of shares redeemed during the calendar year does not exceed, as of the date of the redemption, 10% of our shares outstanding on the same date during the prior year. Our share redemption plan has been in effect since June 2004 and has no definitive expiration date. However, the plan may be suspended or terminated at the discretion of the board of directors.

Item 4.  Submission of Matters to a Vote of Security Holders.

        Our annual meeting of shareholders was held on July 9, 2007.  Management proposals 1, 2 and 3 were approved.  The results are as follows:

Proposal 1

The following directors were re-elected at the meeting to serve a one-year term as directors:

	For	Against	Authority Withheld or Abstained from Voting
Jeffrey C. Hines	52,748,033	—	1,176,838
C. Hastings Johnson	52,755,792	—	1,169,079
George A. Davis	52,734,056	—	1,190,815
Thomas A. Hassard	52,735,019	—	1,189,852
Stanley D. Levy	52,751,448	—	1,173,423

Proposal 2A

Approval of amendments to the indemnification provisions of our Amended and Restated Articles of Incorporation.

For	Against	Authority Withheld or Abstained from Voting
50,930,850	820,387	2,173,634

Proposal 2B

Approval of amendments to the share voting rights of our Advisor, directors and their respective affiliates in our Amended and Restated Articles of Incorporation.

For	Against	Authority Withheld or Abstained from Voting
51,095,109	724,737	2,105,025

Proposal 2C

Approval of amendments to the definitions in our Amended and Restated Articles of Incorporation.

For	Against	Authority Withheld or Abstained from Voting
51,058,554	721,926	2,144,391

Proposal 3

Ratification of the appointment of Deloitte & Touche as the Company’s independent registered public accounting firm for fiscal year 2007.

For	Against	Authority Withheld or Abstained from Voting
51,822,993	391,758	1,710,119

Item 6.  Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES REAL ESTATE INVESTMENT TRUST, INC.

November 14, 2007                                                                           By:          /s/ CHARLES M. BAUGHN
  Charles M. Baughn
      Chief Executive Officer

November 14, 2007                                                                           By:         /s/ SHERRI W. SCHUGART
      Sherri W. Schugart
      Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1	—
Second Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on July 13, 2007 and incorporated herein by reference).

3.2	—
Second Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 3, 2006 and incorporated herein by reference).

10.2	—
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of July 11, 2007, by and between Carlyle One Wilshire II, L.P. and Hines REIT Properties, L.P. (filed as Exhibit 10.80 to Amendment No.5  to the registrant’s Registration Statement on Form S-11, File No. 333-130114 (the “Second Registration Statement”), on July 16, 2007 and incorporated herein by reference).

10.3	—
Agreement of Purchase and Sale, dated September 25, 2007 between Firstcal Industrial 2 Acquisition, LLC and Hines REIT Minneapolis Industrial LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 1, 2007, and incorporated by reference herein).

10.4	—
First Amendment, dated September 27, 2007, to the Agreement of Purchase and Sale, dated September 25, 2007 between Firstcal Industrial 2 Acquisition, LLC and Hines REIT Minneapolis Industrial LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on October 1, 2007, and incorporated by reference herein).

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