Form 10-K
period 2007-12-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2008-03-27
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50805

HINES REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	20-0138854 (I.R.S. Employer Identification No.)
2800 Post Oak Boulevard Suite 5000 Houston, Texas	77056-6118 (Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(888) 220-6121

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock.

The registrant had 170,665,671 shares of common stock outstanding as of March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2008 annual meeting of shareholders are incorporated by reference in Part III.

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

General Description of Business and Operations

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT”), was formed on August 5, 2003 primarily for the purpose of engaging in the business of investing in and owning interests in real estate. Hines REIT has invested and intends to continue to invest primarily in institutional-quality office properties located throughout the United States. Hines REIT also has real estate investments located in Toronto, Ontario and Rio de Janeiro, Brazil. In addition, Hines REIT has invested or may invest in other real estate investments including, but not limited to, properties located outside of the United States, non-office properties, loans and ground leases. Hines REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of Hines REIT’s current and future business is and will be conducted through Hines REIT Properties, L.P. (the “Operating Partnership”). We refer to Hines REIT, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines REIT or the Company as required by the context in which such pronoun is used.

As of December 31, 2007, we owned interests in 39 office properties located throughout the United States, one mixed-use office and retail complex in Toronto, Ontario and one industrial property in Rio de Janeiro, Brazil. These properties contain, in the aggregate, 22.8 million square feet of leasable space. We refer to assets we own 100% as “directly-owned properties”. Our industrial property in Rio de Janeiro, Brazil is owned indirectly through a joint venture with a Hines affiliate and all other properties are owned indirectly through our investment in Hines U.S. Core Office Fund, L.P. (the “Core Fund”). The Core Fund is a partnership organized in August 2003 by our sponsor, Hines Interest Limited Partnership (“Hines”), to invest in existing “core” office properties in the United States that Hines believes are desirable long-term “core” holdings. The following tables provide summary information regarding the properties in which we owned interests as of December 31, 2007.

Direct Investments

		Leasable	Percent	Our Effective
Property	City	Square Feet	Leased	Ownership(1)

321 North Clark	Chicago, Illinois	885,664	99%	100%
Citymark	Dallas, Texas	220,079	100%	100%
JPMorgan Chase Tower	Dallas, Texas	1,242,590	91%	100%
Watergate Tower IV	Emeryville, California	344,433	100%	100%
One Wilshire	Los Angeles, California	661,553	99%	100%
3 Huntington Quadrangle	Melville, New York	407,731	87%	100%
Airport Corporate Center	Miami, Florida	1,021,397	90%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	766,240	85%	100%
3400 Data Drive	Rancho Cordova, California	149,703	100%	100%
Daytona Buildings	Redmond, Washington	251,313	93%	100%
Laguna Buildings	Redmond, Washington	464,701	100%	100%
1515 S Street	Sacramento, California	348,881	100%	100%
1900 and 2000 Alameda	San Mateo, California	253,377	96%	100%
Seattle Design Center	Seattle, Washington	390,684	84%	100%
5th and Bell	Seattle, Washington	197,135	98%	100%
Atrium on Bay	Toronto, Ontario	1,070,287	95%	100%

Total for Directly-Owned Properties		8,675,768	94%

Indirect Investments
Core Fund Investment
One Atlantic Center	Atlanta, Georgia	1,100,312	84%	27.47%
The Carillon Building	Charlotte, North Carolina	470,726	100%	27.47%
Charlotte Plaza	Charlotte, North Carolina	625,026	97%	27.47%
Three First National Plaza	Chicago, Illinois	1,419,978	94%	21.97%
333 West Wacker	Chicago, Illinois	845,194	87%	21.92%
One Shell Plaza	Houston, Texas	1,228,160	98%	13.73%
Two Shell Plaza	Houston, Texas	566,982	95%	13.73%
425 Lexington Avenue	New York, New York	700,034	100%	12.98%
499 Park Avenue	New York, New York	288,722	100%	12.98%
600 Lexington Avenue	New York, New York	283,311	95%	12.98%
Renaissance Square	Phoenix, Arizona	965,508	95%	27.47%
Riverfront Plaza	Richmond, Virginia	949,791	100%	27.47%
Johnson Ranch Corporate Center	Roseville, California	179,990	76%	21.92%
Roseville Corporate Center	Roseville, California	111,418	94%	21.92%
Summit at Douglas Ridge	Roseville, California	185,128	85%	21.92%
Olympus Corporate Center	Roseville, California	191,494	59%	21.92%
Douglas Corporate Center	Roseville, California	214,606	85%	21.92%
Wells Fargo Center	Sacramento, California	502,365	93%	21.92%
525 B Street	San Diego, California	447,159	90%	27.47%
The KPMG Building	San Francisco, California	379,328	100%	27.47%
101 Second Street	San Francisco, California	388,370	100%	27.47%
720 Olive Way	Seattle, Washington	300,710	93%	21.92%
1200 19th Street	Washington, D.C.	328,154 (2)	28%	12.98%
Warner Center	Woodland Hills, California	808,274	97%	21.92%

Total for Core Fund Properties		13,480,740	92%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	693,115	100%	50%

Total for All Properties		22,849,623	93%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2007, Hines REIT owned a 97.6% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.4% interest in the Operating Partnership. Our interest in Distribution Park Rio is owned through our investment in a joint venture with a Hines affiliate. We own interests in all of the properties other than those identified above as being owned 100% by us and Distribution Park Rio through our interest in the Core Fund, in which we owned an approximate 32.0% non-managing general partner interest as of December 31, 2007. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 85.9%.

(2)	This square footage amount includes three floors which are being added to the building and are currently under construction. The construction is expected to be completed in 2009.

We have no employees. Our business is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us and our Advisor. As compensation for these services, we pay our Advisor asset management and acquisition fees, and we reimburse certain of the Advisor’s expenses in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations for all of the properties in which we invest, and we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,550 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Acquisition and Investment Policies

We invest primarily in institutional-quality office properties located throughout the United States. We believe that there is an ongoing opportunity to create stable cash returns and attractive total returns by employing a strategy of investing primarily in a diversified portfolio of office properties over the long term. We believe that this strategy can help create stable cash flow and capital appreciation potential if the office portfolio is well-selected and well-diversified in number and location of properties, and the office properties are consistently well-managed. These types of properties are generally located in central business districts or suburban markets of major metropolitan cities. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to continue to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. In addition, we have invested or may invest in other real estate investments including, but not limited to, properties outside of the United States, non-office properties, loans and ground leases. For more information about the properties we acquired during 2007, see “Item 2. Properties — Our Directly-Owned Properties — 2007 Acquisitions.”

We also own Atrium on Bay, a mixed-use office and retail complex in Toronto, Ontario and have an indirect interest in an industrial property in Rio de Janeiro, Brazil. We believe there are also other significant opportunities for real estate investments that currently exist in other markets outside of the United States. Some of this real estate is located in developed markets such as the United Kingdom, Germany and France, while other real estate investment opportunities are located in emerging or maturing markets such as Brazil, Mexico, Russia and China. We believe that investing in international properties that meet our investment policies and objectives could provide additional diversification and enhanced investment returns to our real estate portfolio.

We may continue to invest in real estate directly by owning 100% of such assets or indirectly by owning less than 100% of such assets through investments with or in other investors or joint venture partners, including other Hines-affiliated entities, such as the Core Fund. We anticipate that we will fund our future acquisitions primarily with proceeds raised from our current public offering (the “Current Offering”) and potential follow-on offerings, as well as with proceeds from debt financings. All of our investment decisions are subject to the approval of a majority of our board of directors, and specifically a majority of our independent directors if an investment involves a transaction with Hines or any of its affiliates.

Financing Strategy and Policies

We expect that once we have fully invested the proceeds of our Current Offering and other potential follow-on offerings, our debt financing, or the debt financing of entities in which we invest, will be in the range of approximately 40%-60% of the aggregate value of our real estate investments. Financing for future acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors. Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties.

Additionally, we have and may continue to enter into interest rate swap contracts as economic hedges against the variability of future interest rates on variable interest rate debt.

We had debt financing in an amount equal to approximately 54% of the estimated value of our direct and indirect real estate investments as of December 31, 2007, consisting primarily of outstanding loans under secured mortgage financings. The Core Fund, in which we have invested, had debt financing in an amount equal to approximately 50% of the estimated value of its real estate investments as of December 31, 2007, consisting primarily of outstanding loans under its revolving credit facility and secured mortgage financings. The estimated value of each property was based on the most recent appraisals available or the purchase price, in the case of recent acquisitions.

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

We declare distributions to our shareholders as of daily record dates and aggregate and pay such distributions quarterly. From January 1, 2006 through June 30, 2006, with the authorization of our board of directors, we declared distributions equal to $0.00164384 per share, per day. From July 1, 2006 through December 31, 2007, we declared distributions equal to $0.00170959 per share, per day. Additionally, we have declared distributions equal to $0.00170959 per share, per day for the period from January 1, 2008 through April 30, 2008.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2004. In addition, the Core Fund, in which we own an interest, has invested in properties through other entities that have elected to be taxed as REITs. Our management believes that we and the applicable entities in the Core Fund are organized and operate, and intend to continue operating, in such a manner as to qualify for treatment as REITs. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2007, 2006 and 2005 in the accompanying consolidated financial statements.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,550 employees located in 69 cities across the United States and 33 cities in 15 other countries allows it to better identify investment opportunities for us and more effectively operate our real estate assets. However, competition may increase our cost of acquisitions or operations, lower our occupancy or rental rates or increase the level of inducements we offer to tenants.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. At December 31, 2007, we owned 16 properties directly, a 50% interest in an industrial property in Brazil and held an approximate 32.0% non-managing general partner interest in the Core Fund, which held indirect interests in 24 properties. See “Item 2 — Properties.” No tenant represented more than 10% of our consolidated rental revenue for the year ended December 31, 2007. In addition, we are not aware of any current tenants who will not be able to pay their contractual rental amounts as they become due and whose inability to pay would have a material adverse impact on our results of operations.

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

Investment Risks

There is currently no public market for our common shares, and we do not intend to list the shares on a stock exchange. Therefore, it will likely be difficult for shareholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The price of our common shares may be adjusted to a price less than the price shareholders paid for their shares.

There is no public market for our common shares, and we do not expect one to develop. We have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit the ability of our shareholders to sell their shares. We have a share redemption program, but it is limited in terms of the amount of shares that may be redeemed annually. Our board of directors may also limit, suspend or terminate our share redemption program upon 30 days’ written notice. It may be difficult for shareholders to sell their shares promptly or at all. If shareholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay selling commissions, the dealer-manager fee and acquisition fees in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that shareholders will be able to sell their shares, whether pursuant to our share redemption program or otherwise, without incurring a substantial loss. We cannot assure shareholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, shareholders should consider our common shares as illiquid and a long-term investment and should be prepared to hold their shares for an indefinite length of time. Further, the price of our shares may be adjusted periodically to reflect changes in the net asset value of our assets as well as changes in fees and expenses and therefore future adjustments may result in an offering price lower than the price shareholders paid for their shares and a redemption price lower than our current redemption price.

Our shareholders’ ability to have their shares redeemed is limited under our share redemption program, and if shareholders are able to have their shares redeemed, it may be at a price that is less than the price paid for and the then-current market value of the shares.

Even though our share redemption program may provide shareholders with a limited opportunity to redeem their shares after they have held them for a period of one year, shareholders should understand that our share redemption program contains significant restrictions and limitations. The Company will redeem shares to the extent our board of directors determines we have sufficient available cash to do so subject to the annual limitation on the number of shares we can redeem set forth in our share redemption program. Further, if at any time all tendered shares are not redeemed, shares will be redeemed on a pro rata basis. The Company may, but is not required to, utilize all sources of cash flow not otherwise dedicated to a particular use to meet shareholders’ redemption needs, including proceeds from our dividend reinvestment plan or securities offerings, operating cash flow not intended for distributions, borrowings and capital transactions such as asset sales or financings. Our board of directors reserves the right to amend, suspend or terminate the share redemption program at any time in its discretion upon 30 days’ written notice. Shares are currently redeemed at a price of $9.52 per share. However, our board of directors may change the redemption price from time to time upon 30 days’ written notice based on the then-current estimated net asset value of our real estate portfolio at the time of the adjustment and such other factors as it deems appropriate, including the then-current offering price of our shares (if any), our then- current dividend reinvestment plan price and general market conditions. The methodology used in determining the redemption price is subject to a number of limitations and to a number of assumptions and estimates which may not be accurate or complete. The redemption price may not be indicative of the price our shareholders would receive if our shares were actively traded, if we were liquidated or if they otherwise sold their shares. Therefore, shareholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or at a price that reflects the then-current market value of their shares.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on an investment in our shares, and shareholders may lose some or all of their investment.

By owning our shares, shareholders are subjected to significant risks associated with owning and operating real estate. The performance of your investment in Hines REIT is subject to such risks, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	changes in property level operating expenses due to inflation or otherwise; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

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

The compensation paid to our Advisor, Dealer Manager (defined below) and other affiliates of Hines for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Hines and its affiliates, including the Advisor and us, were likewise not negotiated at arm’s-length. Such agreements include the advisory agreement we entered into with the Advisor (the “Advisory Agreement”), the agreement (“Dealer Manager Agreement”) we entered into with Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”), and the property management and leasing agreements we entered into with Hines. We cannot assure our shareholders that a third party unaffiliated with Hines would not be able and willing to provide such services to us at a lower price.

We will pay substantial compensation to Hines, the Advisor and their affiliates, which may be increased or decreased during the Current Offering or future offerings by our independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments payable to Hines, the Advisor and their affiliates may increase or decrease during the Current Offering or future offerings if such increase or decrease is approved by our independent directors.

If we are only able to sell a small number of shares in our Current Offering, our fixed operating expenses such as general and administrative expenses (as a percentage of gross income) would be higher than if we are able to sell a greater number of shares.

We incur certain fixed operating expenses in connection with our operations, such as costs incurred to secure insurance for our directors and officers, regardless of our size. To the extent we sell fewer than the maximum number of shares we have registered in connection with our Current Offering and any future offerings and therefore are unable to make additional investments which could increase our gross income, these expenses will represent a greater percentage of our gross income and, correspondingly, will have a greater proportionate adverse impact on our ability to pay distributions to our shareholders.

Hines REIT’s interest in the Operating Partnership will be diluted by the Participation Interest in the Operating Partnership held by HALP Associates Limited Partnership and an interest in Hines REIT may be diluted if we issue additional shares.

Hines REIT owned a 97.6% general partner interest in the Operating Partnership as of December 31, 2007. An affiliate of Hines, HALP Associates Limited Partnership, owns a Participation Interest in the Operating Partnership, which was issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. This interest in the Operating Partnership, as well as the number of shares into which it may be converted, increases on a monthly basis. As of December 31, 2007, the percentage interest in the Operating Partnership attributable to the Participation Interest was 1.7% and such interest was convertible into 2.8 million common shares, subject to the fulfillment of certain conditions. The Participation Interest will increase to the extent leverage is used because the use of leverage will allow the Company to acquire more assets. Each increase in this interest will dilute our shareholders’ indirect investment in the Operating Partnership and, accordingly, reduce the amount of distributions that would otherwise be payable to our shareholders in the future.

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

The redemption of interests in the Operating Partnership held by Hines and its affiliates (including the Participation Interest) as required by our Advisory Agreement upon its termination may discourage a takeover attempt if the takeover attempt would include the termination of our Advisory Agreement.

In the event of a merger in which we are not the surviving entity, and pursuant to which our Advisory Agreement is terminated under certain circumstances, Hines and its affiliates may require the Operating Partnership to purchase all or a portion of the Participation Interest and any partnership units in the Operating Partnership (“OP Units”) or other interest in the Operating Partnership that they hold at any time thereafter for cash, or our shares, as determined by the seller. The Participation Interest increases on a monthly basis and, as the percentage interest in the Operating Partnership attributable to this interest increases, these rights may deter transactions that could result in a merger in which we are not the survivor. This deterrence may limit the opportunity for shareholders to receive a premium for their common shares that might otherwise exist if an investor attempted to acquire us through a merger.

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

We may issue, without shareholder approval, preferred shares or a class or series of common shares with rights that could adversely affect our holders of the common shares. Upon the affirmative vote of a majority of our directors (including in the case of preferred shares, a majority of our independent directors), our charter authorizes our board of directors (without any further action by our shareholders) to issue preferred shares or common shares in one or more class or series, and to fix the voting rights (subject to certain limitations), liquidation preferences, dividend rates, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences with respect to such class or series of shares. In addition, a majority of our independent directors must approve the issuance of preferred shares. If we ever create and issue preferred shares with a dividend preference over common shares, payment of any dividend preferences of outstanding preferred shares would reduce the amount of funds available for the payment of dividends on the common shares. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to the common shareholders, likely reducing the amount common shareholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common shares with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

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

We are not, and the Core Fund is not, registered as an “investment company” under the Investment Company Act of 1940 (the “Investment Company Act”). Investment companies subject to this Act are required to comply with a variety of substantive requirements, such as requirements relating to:

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

If Hines REIT, the Operating Partnership or the Core Fund is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our shareholders’ investment return or impair our ability to conduct our business as planned.

We do not expect to operate as an “investment company” under the Investment Company Act. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as “investment securities” as such term is defined under this Act, and the value of such assets exceeds 40% of the value of our total assets, we could be deemed to be an investment company. It is possible that many of our interests in real estate may be held through other entities, and some or all of these interests in other entities could be deemed to be investment securities.

If we held investment securities and the value of these securities exceeded 40% of the value of our total assets, we may be required to register as an investment company. Investment companies are subject to a variety of substantial requirements that could significantly impact our operations. Please see “— We are not registered as an investment company under the Investment Company Act and therefore we will not be subject to the requirements imposed on an investment company by such Act. Similarly, the Core Fund is not registered as an investment company.” The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and the investment return on our shares.

We have received an opinion from our counsel, Greenberg Traurig, LLP that is based on certain assumptions and representations and taking into consideration our current assets and the percentage which could be deemed “investment securities,” we are not currently an investment company.

If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our investment in the Core Fund is subject to the risks described in this risk factor, as the Core Fund will need to operate in a manner to avoid qualifying as an investment company as well. If the Core Fund is required to register as an investment company, the extra costs and expenses and limitations on operations resulting from such as described above could adversely impact the Core Fund’s operations, which would indirectly reduce the return on our shares and such registration also could adversely affect our status as an investment company.

The ownership limit in our charter may discourage a takeover attempt.

Our charter provides that no holder of shares, other than Hines, affiliates of Hines or any other person to whom our board of directors grants an exemption, may directly or indirectly own, as to any class or series of shares, more than 9.9% in value or in number, whichever is more restrictive, of the outstanding shares of such class or series of our outstanding securities. This ownership limit may deter tender offers for our common shares, which offers may be attractive to our shareholders and thus may limit the opportunity for shareholders to receive a premium for their common shares that might otherwise exist if an investor attempted to assemble a block of common shares in excess of these limits or otherwise to effect a change of control in us.

We will not be afforded the protection of the Maryland General Corporation Law relating to business combinations.

Provisions of the Maryland General Corporation Law prohibit business combinations unless prior approval of the board of directors is obtained before the person seeking the combination became an interested shareholder, with:

•	any person who beneficially owns 10% or more of the voting power of our outstanding shares (an “interested shareholder”);

•	any of our affiliates who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares (also an “interested shareholder”); or

•	an affiliate of an interested shareholder.

These prohibitions are intended to prevent a change of control by interested shareholders who do not have the support of our board of directors. Because our charter contains limitations on ownership of 9.9% or more of our common shares by a shareholder other than Hines or an affiliate of Hines, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter will provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested shareholder.

Business and Real Estate Risks

Any indirect investment we make will be consistent with the investment objectives and policies described in this report and will, therefore, be subject to similar business and real estate risks. The Core Fund, which has investment objectives and policies similar to ours, is subject to many of the same business and real estate risks as we are. For example, the Core Fund:

•	may not have sufficient available funds to make distributions;

•	expects to acquire additional properties in the future which, if unsuccessful, could affect our ability to pay dividends to our shareholders;

•	is subject to risks as a result of joint ownership of real estate with Hines and other Hines programs or third parties;

•	intends to use borrowings to partially fund acquisitions, which may result in foreclosures and unexpected debt-service requirements and indirectly negatively affect our ability to pay dividends to our shareholders;

•	is also dependent upon Hines and its key employees for its success;

•	also operates in a competitive business with competitors who have significant financial resources and operational flexibility;

•	may not have funding or capital resources for future tenant improvements;

•	depends on its tenants for its revenue and relies on certain significant tenants;

•	is subject to risks associated with terrorism, uninsured losses and high insurance costs;

•	will be affected by general economic and regulatory factors it cannot control or predict;

•	will make illiquid investments and be subject to general economic and regulatory factors, including environmental laws, which it cannot control or predict; and

•	will be subject to property taxes and operating expenses that may increase.

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

We are Hines’ only publicly-offered investment program and one of Hines’ first REITs. Hines’ previous programs and investments were conducted through privately-held entities not subject to either the up-front commissions, fees or expenses associated with our public offerings or all of the laws and regulations that govern us, including reporting requirements under the federal securities laws, and tax and other regulations applicable to REITs. A significant portion of Hines’ other programs and investments also involve development projects. Although we are not prohibited from participating in development projects, we currently do not expect to participate in significant development activities. We are also the first program sponsored by Hines with investment objectives permitting the making and purchasing of loans and participations in loans, and Hines does not have significant experience making such investments.

The past performance of other programs sponsored by Hines may not be indicative of our future results and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. Shareholders should not rely on the past performance of other programs or investments sponsored by Hines to predict or as an indication of our future performance.

Geographic and industry concentration of our portfolio may make us particularly susceptible to adverse economic developments in those areas and sectors.

We expect that rental income from real property will, directly or indirectly, constitute substantially all of our income. In the event that we have a concentration of properties in a particular geographic area or the business activities of our tenants are concentrated in a particular industry, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area or that industry. An investment in the Company will be subject to greater risk to the extent that we lack a portfolio that is diversified geographically and across industries. For example, as of December 31, 2007, approximately 12% of our portfolio consists of properties located in Chicago, 12% of our portfolio consists of properties located in Los Angeles, 12% of our portfolio consists of properties located in Seattle and 11% of our portfolio consists of properties located in Dallas. Further, as of December 31, 2007, based on our pro-rata share of the square footage leased by our tenants at all of the properties in which we own an interest, 22% of our portfolio is leased to tenants in the finance and insurance industry, 17% of our portfolio is leased to tenants in the legal industry, and 10% of our portfolio is leased to tenants in the information industry. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets or industries. Please see “Item 2. Properties — Market Concentration and — Industry Concentration.”

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

Over the last several years, the commercial real estate market has attracted a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may have resulted in inflated purchase prices for such assets. We and the Core Fund have recently purchased assets in this environment, and to the extent either of us purchases real estate in the future in such an environment, we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. This could cause the value of our shareholders’ investments in our Company to be lower.

In our initial quarters of operations, distributions we paid to our shareholders were partially funded with advances or borrowings from our Advisor. We may use similar advances, borrowings, deferrals or waivers of fees from our Advisor or affiliates, or other sources in the future to fund distributions to our shareholders. We cannot assure shareholders that in the future we will be able to achieve cash flows necessary to repay such advances or borrowings and pay distributions at our historical per-share amounts, or to maintain distributions at any particular level, if at all.

We cannot assure shareholders that we will be able to continue paying distributions to our shareholders at our historical per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. In our initial quarters of operations, the distributions we received from the Core Fund and our net cash flow provided by or used in operating activities (before the payments of cash acquisition fees to our Advisor, which we fund with net offering proceeds) were insufficient to fund our distributions to shareholders and minority interests. As a result, our Advisor advanced funds to us to enable us to partially fund our distributions, and our Advisor has deferred, and in some cases forgiven, the reimbursement of such advances. As of December 31, 2007, other than with respect to amounts previously forgiven, we have reimbursed our Advisor for these advances. Our Advisor is under no obligation to advance funds to us in the future or to defer or waive fees in order to support our distributions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions.”

If our Advisor or its affiliates were to refuse to advance funds to cover our expenses or defer or waive fees in the future, our ability to pay distributions to our shareholders could be adversely affected, and we may be unable to pay distributions to our shareholders, or such distributions could decrease significantly. In addition, our Advisor, banks or other financing sources may make loans or advances to us in order to allow us to pay future distributions to our shareholders. The ultimate repayment of this liability could adversely impact our ability to pay distributions in future periods as well as potentially adversely impact the value of our shares. In addition, our Advisor or affiliates could choose to receive shares of our common stock or interests in the operating partnership in lieu of cash fees to which they are entitled, and the issuance of such securities may dilute the interest of our shareholders.

We may need to incur borrowings that would otherwise not be incurred to meet REIT minimum distribution requirements.

In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid (or deemed paid) by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years.

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

We are subject to risks as the result of joint ownership of real estate with other Hines programs and third parties.

We have invested in properties and assets jointly with other Hines programs and with other third parties. We may also purchase or develop properties in joint ventures or partnerships, co-tenancies or other co-ownership arrangements with Hines affiliates, the sellers of the properties, developers or similar persons. Joint ownership of properties, under certain circumstances, may involve risks not otherwise present with other methods of owing real estate. Examples of these risks include:

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

The Core Fund will only redeem up to 10% of its outstanding interests during any calendar year and the managing general partner of the Core Fund may limit redemptions as a result of certain tax and other regulatory considerations. We may not be able to exit the Core Fund or liquidate all or a portion of our interest in the Core Fund. Please see the risk factor captioned “— If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investment in the Core Fund may be materially adversely affected” below.

If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investment in the Core Fund may be materially adversely affected.

The Core Fund co-owns several buildings together with certain independent pension plans and funds (the “Institutional Co-Investors”) that are advised by General Motors Investment Management Corporation (the “Institutional Co-Investor Advisor”). Each entity formed to hold these buildings is required to redeem the interests held by the Institutional Co-Investors in such entity at dates ranging from August 19, 2012 to October 2, 2018. Additionally, the Institutional Co-Investor Advisor is entitled to co-investment rights for real estate assets in which the Core Fund invests. For each asset in which Institutional Co-Investors acquire interests pursuant to the Institutional Co-Investor Advisor’s co-investment rights, the Core Fund will establish a three-year period ending no later than the twelfth anniversary of the date the asset is acquired during which the entity through which those Institutional Co-Investors co-invest in such asset will redeem such Institutional Co-Investors’ interests in such entity, unless the Institutional Co-Investors elect to extend such period. The Institutional Co-Investor Advisor also has certain buy/sell rights in entities in which the Institutional Co-Investors have co-invested with the Core Fund. Additionally, certain other investors in the Core Fund have rights to seek redemption of their interest in the Core Fund under certain circumstances.

We cannot assure our shareholders that the Core Fund will have capital available on favorable terms or at all to fund the redemption of the Institutional Co-Investors’ interest under these circumstances. If the Core Fund is not able to raise additional capital to meet such mandatory redemption requirements, the Core Fund may be required to sell assets that it would otherwise elect to retain or sell assets or otherwise raise capital on less than favorable terms or at a time when it would not otherwise do so. If the Core Fund is forced to sell any of its assets under such circumstances, the disposition of such assets could materially adversely impact the Core Fund’s operations and ability to make distributions to us and, consequently, our investment in the Core Fund.

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

In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. This requirement limits our ability to retain income or cash flow from operations to finance the acquisition of new investments. We will explore acquisition opportunities from time to time with the intention of expanding our operations and increasing our profitability. We anticipate that we will use debt and equity financing for such acquisitions because of our inability to retain significant earnings. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments and expand our operations will be adversely affected.

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

We have acquired and may acquire various financial instruments for purposes of reducing our risks. Use of derivative instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the asset being hedged. Use of hedging activities may not prevent significant losses and could increase the loss to our company. Further, hedging transactions may reduce cash available for distribution to our shareholders.

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

Our shareholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our acquisitions. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest. If Hines or its affiliates (or any of their key employees) suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. The Core Fund is also managed by an affiliate of Hines. Its performance and success is also dependent on Hines and the Core Fund is likewise subject to these risks.

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

The bankruptcy or insolvency of a major tenant may adversely impact our operations and our ability to pay distributions.

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on our income and our ability to pay dividends. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Unfavorable changes in economic conditions could adversely impact occupancy or rental rates

Economic conditions may significantly affect office building occupancy or rental rates. Occupancy and rental rates in the markets in which we operate, in turn, may have a material adverse impact on our cash flows, operating results and carrying value of investment property. The risks that may affect conditions in these markets include the following:

•	Changes in the national, regional and local economic climates;

•	Local conditions, such as an oversupply of office space or a reduction in demand for office space in the area;

•	A future economic downturn which simultaneously affects more than one of our geographical markets;

•	Increased operating costs, if these costs cannot be passed through to tenants.

National, regional and local economic climates may be adversely affected should population or job growth slow. To the extent either of these conditions occurs in the markets in which we operate, market rents will likely be affected. We could also face challenges related to adequately managing and maintaining our properties, should we experience increased operating costs. As a result, we may experience a loss of rental revenues, which may adversely affect our results of operations and our ability to satisfy our financial obligations and to pay distributions to our shareholders.

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

Risks of investing in real estate include the possibility that our properties could decrease in value or will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. A significant number of the properties in which we own an interest and expect to acquire are office buildings located in major metropolitan or suburban areas. These types of properties, and the tenants that lease space in such properties, may be impacted to a greater extent by a national economic slowdown or disruption when compared to other types of properties such as residential and retail properties. The following factors may affect income from such properties, our ability to sell properties and yields from investments in properties and are generally outside of our control:

•	conditions in financial markets and general economic conditions;

•	terrorist attacks and international instability;

•	natural disasters and acts of God;

•	over-building;

•	adverse national, state or local changes in applicable tax, environmental or zoning laws; and

•	a taking of any of our properties by eminent domain.

Volatility in debt markets could impact future acquisitions and values of real estate assets potentially reducing cash available for distribution to our shareholders.

The commercial real estate debt markets have recently been experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. This has resulted in lenders decreasing the availability of debt financing as well as increasing the cost of debt financing. As our existing debt is either fixed rate debt or floating rate debt with a fixed spread over LIBOR, we do not believe that our current portfolio is materially impacted by the current debt market environment. However, should the reduced availability of debt and/or the increased cost of borrowings continue, either by increases in the index rates or by increases in lender spreads, we will need to include such factors in the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.

In addition, the state of debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets and could make it more difficult for us to sell any of our investments if we were to determine to do so.

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

Equity real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs such as share redemptions. We expect to generally hold a property for the long term. When we sell any of our properties, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We may not distribute any proceeds from the sale of properties to our shareholders; for example, we may use such proceeds to:

•	purchase additional properties;

•	repay debt;

•	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	purchase shares under our share redemption program;

•	fund distributions;

•	create working capital reserves; or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our other properties.

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to avoid such characterization and to take advantage of certain safe harbors under the Code, we may determine to hold our properties for a minimum period of time, generally four years.

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

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990 (the “ADA”). Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We attempt to acquire properties that comply with the ADA or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with the ADA. However, we may not be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distributions and the amount of distributions to our shareholders.

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

We own a mixed-use office and retail complex in Toronto, Ontario and have an indirect interest in an industrial property in Rio de Janeiro, Brazil. We may purchase additional properties located outside the United States and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

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

Our investments outside the United States may be subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity.

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

We own properties with retail components and we may acquire more retail properties in the future. As with our office properties, we are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

If we make or invest in loans, our loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our loan investments.

If we make or invest in loans, we will be at risk of defaults by the borrowers on those loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. With respect to loans secured by real property, we will not know whether the values of the properties securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

If we make or invest in loans, our loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates as well as the value of the mortgage loans in the event we sell the loans.

If we invest in fixed-rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable interest rate loans, if interest rates decrease, our revenues will likewise decrease. Finally, if interest rates increase, the value of loans we own at such time would decrease which would lower the proceeds we would receive in the event we sell such assets.

Delays in liquidating defaulted loans could reduce our investment returns.

If there are defaults under our loans secured by real property, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the secured property or to obtain proceeds sufficient to repay all amounts due to us on the loan.

We may make or invest in mezzanine loans, which involve greater risks of loss than senior loans secured by real properties.

We may make or invest in mezzanine loans that generally take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of an entity that directly or indirectly owns real property. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our mezzanine loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than traditional mortgage loans, resulting in less equity in the real property and increasing our risk of loss of principal.

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

Potential Conflicts of Interest Risks

We compete with affiliates of Hines for real estate investment opportunities. Some of these affiliates have preferential rights to accept or reject certain investment opportunities in advance of our right to accept or reject such opportunities. Many of the preferential rights we have to accept or reject investment opportunities are subordinate to the preferential rights of at least one affiliate of Hines.

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

Other than the rights described in the “Conflicts of Interest — Investment Opportunity Allocation Procedure” section of our current prospectus, we do not have rights to specific investment opportunities located by Hines. In addition, our right to participate in the allocation process described in such section will terminate once we have fully invested the proceeds of our Current Offering or if we are no longer advised by an affiliate of Hines. For investment opportunities not covered by the allocation procedure described herein, Hines will decide in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated programs, how to allocate such opportunities among us, Hines and other programs or entities sponsored or managed by or otherwise affiliated with Hines. Because we do not have a right to accept or reject any investment opportunities before Hines or one or more Hines affiliates have the right to accept such opportunities, and are otherwise subject to Hines’ discretion as to the investment opportunities we will receive, we may not be able to review and/or invest in opportunities which we would otherwise pursue if we were the only program sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other entities or programs sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other entities or programs, we may not be offered favorable investment opportunities located by Hines when it would otherwise be in our best interest to accept such investment opportunities and our results of operations and ability to pay distributions may be adversely impacted thereby.

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

We expect that Hines will manage most, if not all, of the properties we acquire directly as well as most, if not all, of the properties in which we acquire an indirect interest as a result of investments in Hines affiliated entities such as the Core Fund. Because Hines receives significant fees for managing these properties, it may face a conflict of interest when determining whether we should sell properties under circumstances where Hines would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

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

Generally, we are obligated under our charter and the bylaws to indemnify our officers and directors against certain liabilities incurred in connection with their services. We have also executed indemnification agreements with each officer and director and agreed to indemnify them for any such liabilities that they incur. These indemnification agreements, as well as the indemnification provisions in our charter and bylaws could limit our ability and the ability of our shareholders to effectively take action against our officers and directors arising from their service to us. In addition, there could be a potential reduction in distributions resulting from our payment of premiums associated with insurance or payments of a defense settlement or claim.

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

We believe we qualify as a REIT under the Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

Investments in foreign real property may be subject to foreign currency gains and losses. Foreign currency gains may not be qualifying income for purposes of the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income as a result of foreign currency gains.

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

If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our shareholders could be adversely affected.

We structured the Operating Partnership so that it would be classified as a partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in the Operating Partnership. Please see “— If we fail to qualify as a REIT, our operations and ability to pay distributions to our shareholders would be adversely impacted” above. In addition, the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our shareholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common shares nor gain from the sale of common shares should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common shares may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, we are required to rely on a special look through rule for purposes of meeting one of the REIT stock ownership tests, and we are not operated in such a manner as to otherwise avoid treatment of such income or gain as unrelated business taxable income;

•	part of the income and gain recognized by a tax exempt investor with respect to our common shares would constitute unrelated business taxable income if such investor incurs debt in order to acquire the common shares; and

•	part or all of the income or gain recognized with respect to our common shares by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Investors may realize taxable income without receiving cash distributions.

If shareholders participate in the dividend reinvestment plan, they will be required to take into account, in computing their taxable income, ordinary and capital gain distributions allocable to shares they own, even though they receive no cash because such distributions are reinvested. In addition, the difference between the public offering price of our shares and the amount paid for shares purchased pursuant to our dividend reinvestment plan may be deemed to be taxable as income to participants in the plan.

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

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid paying federal income tax and/or the 4% excise tax that generally applies to income retained by a REIT. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly. However, shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or at the level of the other companies through which we indirectly own our assets.

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

As of December 31, 2007, we owned interests in 39 office properties located throughout the United States, one mixed-use office and retail complex in Toronto, Ontario and one industrial property in Rio de Janeiro, Brazil. These properties contain, in the aggregate, 22.8 million square feet of leasable space, and we believe each property is suitable for its intended purpose. The following tables provide summary information regarding the properties in which we owned interests as of December 31, 2007.

Direct Investments

		Leasable	Percent	Our Effective
Property	City	Square Feet	Leased	Ownership(1)

321 North Clark	Chicago, Illinois	885,664	99%	100%
Citymark	Dallas, Texas	220,079	100%	100%
JPMorgan Chase Tower	Dallas, Texas	1,242,590	91%	100%
Watergate Tower IV	Emeryville, California	344,433	100%	100%
One Wilshire	Los Angeles, California	661,553	99%	100%
3 Huntington Quadrangle	Melville, New York	407,731	87%	100%
Airport Corporate Center	Miami, Florida	1,021,397	90%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	766,240	85%	100%
3400 Data Drive	Rancho Cordova, California	149,703	100%	100%
Daytona Buildings	Redmond, Washington	251,313	93%	100%
Laguna Buildings	Redmond, Washington	464,701	100%	100%
1515 S Street	Sacramento, California	348,881	100%	100%
1900 and 2000 Alameda	San Mateo, California	253,377	96%	100%
Seattle Design Center	Seattle, Washington	390,684	84%	100%
5th and Bell	Seattle, Washington	197,135	98%	100%
Atrium on Bay	Toronto, Ontario	1,070,287	95%	100%

Total for Directly-Owned Properties		8,675,768	94%

Indirect Investments
Core Fund Investment
One Atlantic Center	Atlanta, Georgia	1,100,312	84%	27.47%
The Carillon Building	Charlotte, North Carolina	470,726	100%	27.47%
Charlotte Plaza	Charlotte, North Carolina	625,026	97%	27.47%
Three First National Plaza	Chicago, Illinois	1,419,978	94%	21.97%
333 West Wacker	Chicago, Illinois	845,194	87%	21.92%
One Shell Plaza	Houston, Texas	1,228,160	98%	13.73%
Two Shell Plaza	Houston, Texas	566,982	95%	13.73%
425 Lexington Avenue	New York, New York	700,034	100%	12.98%
499 Park Avenue	New York, New York	288,722	100%	12.98%
600 Lexington Avenue	New York, New York	283,311	95%	12.98%
Renaissance Square	Phoenix, Arizona	965,508	95%	27.47%
Riverfront Plaza	Richmond, Virginia	949,791	100%	27.47%
Johnson Ranch Corporate Center	Roseville, California	179,990	76%	21.92%
Roseville Corporate Center	Roseville, California	111,418	94%	21.92%
Summit at Douglas Ridge	Roseville, California	185,128	85%	21.92%
Olympus Corporate Center	Roseville, California	191,494	59%	21.92%
Douglas Corporate Center	Roseville, California	214,606	85%	21.92%
Wells Fargo Center	Sacramento, California	502,365	93%	21.92%
525 B Street	San Diego, California	447,159	90%	27.47%
The KPMG Building	San Francisco, California	379,328	100%	27.47%
101 Second Street	San Francisco, California	388,370	100%	27.47%
720 Olive Way	Seattle, Washington	300,710	93%	21.92%
1200 19th Street	Washington, D.C.	328,154 (2)	28%	12.98%
Warner Center	Woodland Hills, California	808,274	97%	21.92%

Total for Core Fund Properties		13,480,740	92%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	693,115	100%	50%

Total for All Properties		22,849,623	93%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2007, Hines REIT owned a 97.6% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.4% interest in the Operating Partnership. Our interest in Distribution Park Rio is owned through our investment in a joint venture with a Hines affiliate. We own interests in all of the properties other than those identified above as being owned 100% by us and Distribution Park Rio through our interest in the Core Fund, in which we owned an approximate 32.0% non-managing general partner interest as of December 31, 2007. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 85.9%.

(2)	This square footage amount includes three floors which are being added to the building and are currently under construction. The construction is expected to be completed in 2009.

Lease Expirations

Directly-Owned Properties

The following table lists, on an aggregate basis, all of the scheduled lease expirations for each of the years ending December 31, 2008 through December 31, 2017 and thereafter for the 16 properties we owned directly as of December 31, 2007. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
	Number of	Approximate	Percent of Total
Year	Leases	Square Feet	Leasable Area

Vacant	—	519,683	6.0%
2008	121	698,108	8.0%
2009	80	803,660	9.3%
2010	97	707,194	8.2%
2011	67	621,148	7.2%
2012	48	1,280,171	14.8%
2013	19	1,156,130	13.3%
2014	20	296,777	3.4%
2015	11	372,805	4.3%
2016	9	457,286	5.3%
2017	19	421,201	4.9%
Thereafter	12	1,327,529	15.3%

Indirectly-Owned Properties

The following table lists, on an aggregate basis, all of the scheduled lease expirations for each of the years ending December 31, 2008 through December 31, 2017 and thereafter for the 25 properties in which we owned an indirect interest as of December 31, 2007. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
	Number of	Approximate	Percent of Total
Year	Leases	Square Feet	Leasable Area

Vacant	—	1,073,257	7.6%
2008	130	776,961	5.5%
2009	127	1,338,325	9.5%
2010	105	1,044,665	7.4%
2011	85	1,295,285	9.2%
2012	87	1,075,849	7.6%
2013	47	1,665,981	11.8%
2014	34	656,665	4.7%
2015	25	2,142,948	15.2%
2016	21	440,218	3.1%
2017	18	475,964	3.4%
Thereafter	38	2,098,617	15.0%

All Properties

The following table lists our pro-rata share of the scheduled lease expirations for each of the years ending December 31, 2008 through December 31, 2017 and thereafter for all of the properties in which we owned an interest as of December 31, 2007. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
	Number of	Approximate	Percent of Total
Year	Leases	Square Feet(1)	Leasable Area(1)

Vacant	—	1,592,940	7.0%
2008	251	1,475,069	6.5%
2009	207	2,141,985	9.4%
2010	202	1,751,859	7.7%
2011	152	1,916,433	8.4%
2012	135	2,356,020	10.4%
2013	66	2,822,111	12.4%
2014	54	953,442	4.2%
2015	36	2,515,753	11.1%
2016	30	897,504	3.9%
2017	37	897,165	3.9%
Thereafter	50	3,426,146	15.1%

(1)	These amounts represent our pro-rata share based on our effective ownership in each of the properties as of December 31, 2007.

Market Concentration

The following table provides a summary of the market concentration of our portfolio based on our pro-rata share of the market value(3) in each of the properties in which we owned interests as of December 31, 2007:

	Market	Market
	Concentration:	Concentration:	Market
	Directly-Owned	Indirectly-Owned	Concentration:
City	Properties	Properties(1)	All Properties(2)

Chicago, Illinois	12%	11%	12%
Seattle, Washington	17%	2%	12%
Los Angeles, California	14%	7%	12%
Dallas, Texas	16%	—	11%
Toronto, Ontario	10%	—	8%
Sacramento, California	5%	11%	7%
New York, New York	4%	14%	6%
Miami, Florida	8%	—	5%
San Francisco, California	3%	12%	5%
Emeryville, California	7%	—	5%
Phoenix, Arizona	—	7%	2%
Minneapolis, Minnesota	4%	—	3%
Richmond, Virginia	—	7%	3%
Charlotte, North Carolina	—	8%	3%
Atlanta, Georgia	—	8%	3%
Houston, Texas	—	6%	1%
San Diego, California	—	4%	1%
Rio de Janeiro, Brazil	—	1%	1%
Washington, D.C.	—	2%	—

(1)	These amounts represent the properties in which we owned an indirect interest through our investment in the Core Fund and our joint venture in Brazil as of December 31, 2007. All amounts are based on our effective ownership interest in each property as of December 31, 2007.

(2)	These amounts represent all properties in which we owned an interest based on our effective ownership interest in each property as of December 31, 2007.

(3)	The estimated value of each property was based on the most recent appraisals available or the purchase price, in the case of recent acquisitions.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share of their leased square footage as of December 31, 2007:

	Industry	Industry
	Concentration:	Concentration:	Industry
	Directly-Owned	Indirectly-Owned	Concentration:
Industry	Properties	Properties(1)	All Properties(2)

Finance and Insurance	21%	25%	22%
Legal	12%	34%	17%
Information	15%	4%	10%
Health Care	6%	1%	6%
Government	8%	4%	6%
Manufacturing	11%	1%	6%
Other	6%	7%	6%
Professional Services	4%	6%	5%
Construction	3%	1%	4%
Transportation and Warehousing	1%	5%	4%
Other Services	3%	1%	4%
Accounting	2%	5%	3%
Wholesale Trade	4%	—	3%
Oil & Gas/Energy	1%	6%	2%
Arts, Entertainment and Recreation	3%	—	2%

(1)	These amounts represent the properties in which we owned an indirect interest through our investment in the Core Fund and our joint venture in Brazil as of December 31, 2007. All amounts are based on our effective ownership interest in each property as of December 31, 2007.

(2)	These amounts represent all properties in which we owned an interest based on our effective ownership interest in each property as of December 31, 2007.

Our Directly-Owned Properties

Summarized below is certain information about the 16 office properties we owned directly as of December 31, 2007:

			Date Built/		Acquisition
City	Property	Date Acquired	Renovated(1)		Cost
					(In millions)

San Mateo, California	1900 and 2000 Alameda	June 2005	1983, 1996	(2)	$59.8
Dallas, Texas	Citymark	August 2005	1987		$27.8
Sacramento, California	1515 S Street	November 2005	1987		$66.6
Miami, Florida	Airport Corporate Center	January 2006	1982-1996	(3)	$156.8
Chicago, Illinois	321 North Clark	April 2006	1987		$247.3
Rancho Cordova, California	3400 Data Drive	November 2006	1990		$32.8
Emeryville, California	Watergate Tower IV	December 2006	2001		$144.9
Redmond, Washington	Daytona Buildings	December 2006	2002		$99.0
Redmond, Washington	Laguna Buildings	January 2007	1960-1999	(5)	$118.0
Toronto, Ontario	Atrium on Bay	February 2007	1984		$215.6 (4)
Seattle, Washington	Seattle Design Center	June 2007	1973, 1983	(6)	$56.8
Seattle, Washington	5th and Bell	June 2007	2002		$72.2
Melville, New York	3 Huntington Quadrangle	July 2007	1971		$87.0
Los Angeles, California	One Wilshire	August 2007	1966		$287.0
Minneapolis, Minnesota	Minneapolis Office/Flex Portfolio	September 2007	1986-1999	(7)	$87.0
Dallas, Texas	JPMorgan Chase Tower	November 2007	1987		$289.6

(1)	The date shown reflects the later of the building’s construction completion date or the date of the building’s most recent renovation.

(2)	1900 Alameda was constructed in 1971 and substantially renovated in 1996; 2000 Alameda was constructed in 1983.

(3)	Airport Corporate Center consists of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land development site.

(4)	This amount was translated from the $250.0 million Canadian dollar acquisition cost as of the date of the acquisition.

(5)	The Laguna Buildings consists of six buildings constructed between 1960 and 1999.

(6)	Seattle Design Center consists of a two-story office building constructed in 1973 and a five-story office building with an underground garage constructed in 1983.

(7)	The Minneapolis Office/Flex Portfolio consists of nine buildings constructed between 1986 and 1999.

2007 Acquisitions

Set forth below is certain additional information about our directly-owned properties acquired during 2007.

The Laguna Buildings

The Laguna Buildings is a complex of six office buildings located in Redmond, Washington. Honeywell Industries, Inc., an industrial products company, leases 255,905 square feet, or approximately 55% of the buildings’ rentable area, under a lease that expires in 2012 and also leases 104,443 square feet, or approximately 23% of the buildings’ rentable area, under a lease that expires in 2009 and provides options to renew for two additional five-year terms. Microsoft Corporation leases 104,353 square feet, or approximately 22% of the buildings’ rentable area under a lease that expires in 2011.

Atrium on Bay

Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Ontario, is comprised of three office towers, a two-story retail mall, and a two-story parking garage. The Canadian Imperial Bank of Commerce, a financial institution, leases 372,406 square feet, or approximately 35% of the rentable area, through leases that expire in 2011, 2013 and 2016. The balance of the complex is leased to 88 tenants none of which leases more than 10% of the rentable area of the complex.

Seattle Design Center

Seattle Design Center, a mixed-use office and retail complex located five miles south of the central business district of Seattle, Washington, is comprised of a two-story and five-story mixed-use office and retail buildings. The buildings are leased to 65 tenants, none of which leases more than 10% of the rentable area of the complex.

5th and Bell

5th and Bell is a six-story office building located in Seattle, Washington. Koninklijke Philips Electronics N.V., a global electronics company, leases 120,001 square feet or approximately 61% of the building’s rentable area, under a lease that expires in June 2012 and provides an option to renew for three additional three-year periods. University of Washington, a state university, leases 27,763 square feet or approximately 14% of the building’s rentable area. Daniel J. Edelman Inc., a public relations firm, leases 20,822 square feet or approximately 11% of the building’s rentable area, under a lease that expires in August 2014 and provides an option to negotiate a renewal during the second to last year of the lease term based on then-current market rates. The remaining rentable area is leased to two office tenants and one retail tenant, none of which leases more than 10% of the building’s rentable area.

3 Huntington Quadrangle

3 Huntington Quadrangle, a two-building office complex located on Long Island in Suffolk County, New York, consists of two, four-story office buildings. Empire Blue Cross and Blue Shield, a health insurance provider, leases 109,761 square feet or approximately 27% of the rentable area of the complex, under a lease that expires in December 2010 and provides options to renew for two five-year periods. Gentiva Health Services, Inc., a provider of home health services, leases 50,627 square feet or approximately 12% of the rentable area of the complex, under a lease that expires in August 2010 and provides an option to renew for one additional five-year period. The Mortgage Warehouse, a mortgage lender, leases 42,339 square feet or approximately 10% of the building’s rentable area. The remaining lease space is leased to eight tenants, none of which leases more than 10% of the rentable area of the complex.

One Wilshire

One Wilshire, an office property in Los Angeles, California, consists of a thirty-story office building constructed in 1966 and renovated in 1992. CRG West LLC, a data center and property management company, leases 172,656 square feet or approximately 26% of the building’s rentable area, under a lease that expires in July 2017. Musick, Peeler & Garrett LLP, a national law firm, leases 106,475 square feet or approximately 16% of the building’s rentable area, under a lease that expires in October 2018 and contains options to renew for two additional five-year periods. Verizon Communications, Inc., a broadband and telecommunications company, leases 77,898 square feet or approximately 12% of the building’s rentable area, under seven leases that expire in various years through 2013. One of the leases expires in July 2012 and contains an option to renew for one additional five-year period and another lease expires in August 2013 and contains options to renew for two additional five-year periods. The remaining lease space is leased to 46 tenants, none of which leases more than 10% of the building’s rentable area.

Minneapolis Office/Flex Portfolio

The Minneapolis Office/Flex Portfolio is a portfolio of nine office/flex buildings located in the southwest and midway submarkets of Minneapolis, Minnesota. PreferredOne, a health benefits administrator and insurance provider, leases 87,456 square feet or approximately 11% of the rentable area of the portfolio, under a lease that expires in April 2015 and contains options to renew for two additional five-year periods. The remaining lease space is leased to 40 tenants, none of which leases more than 10% of the rentable area of the portfolio.

JPMorgan Chase Tower

JPMorgan Chase Tower is a 55-story office building located in the uptown submarket of Dallas, Texas. Locke Lord Bissell & Liddell LLP, a law firm, leases 207,833 square feet or approximately 17% of the building’s rentable area, under a lease that expires in December 2015. JPMorgan Chase, a financial services firm, leases 195,805 square feet or approximately 16% of the building’s rentable area, under a lease that expires in September 2022. Deloitte LLP, a public accounting firm, leases 127,499 square feet or approximately 10% of the building’s rentable area, under a lease that expires in June 2012. Fulbright & Jaworski, a law firm, leases 123,509 square feet or approximately 10% of the building’s rentable area, under a lease that expires in December 2016. The remaining lease space is leased to 36 tenants, none of which leases more than 10% of the building’s rentable area.

Acquisitions Subsequent to December 31, 2007

2555 Grand

On February 29, 2008, we acquired 2555 Grand, a 24-story office building located in the Crown Center submarket of Kansas City, Missouri. 2555 Grand was constructed in 2003 and consists of 595,607 square feet of rentable area that is 100% leased to Shook, Hardy & Bacon L.L.P, an international law firm, under a lease that expires in February 2024. The contract purchase price for 2555 Grand was $155.8 million, exclusive of transaction costs, financing fees and working capital reserves.

The Raytheon/DirecTV Buildings

On March 13, 2008, we acquired the Raytheon/DirecTV Buildings, a complex consisting of two eleven-story office buildings located in the South Bay submarket of El Segundo, California. Raytheon Company, a defense and aerospace systems supplier, leases 100% of the rentable area under a lease that expires in December 2008. DirecTV, a satellite television provider, subleases 205,202 square feet, or approximately 37% of the buildings’ rentable area, under a lease that expires in December 2008. Raytheon has executed a lease for 345,377 square feet, or approximately 63% of the buildings’ rentable area, which commences January 1, 2009, and expires on December 31, 2018. DirecTV has executed a lease for 205,202 square feet, or approximately 37% of the buildings’ rentable area, which commences January 1, 2009, and expires on December 31, 2013. The contract purchase price was $120.0 million.

Potential Acquisition Subsequent to December 31, 2007

Williams Tower

On March 18, 2008, we entered into a contract to acquire: (i) Williams Tower, a 65-story office building with an adjacent parking garage located in the Galleria/West Loop submarket of Houston, Texas; (ii) a 47.8% undivided interest in a 2.8-acre park and waterwall adjacent to Williams Tower; and (iii) a 2.3-acre land parcel located across the street from Williams Tower on Post Oak Blvd. The balance of the undivided interest in the park and waterwall is owned by an affiliate of Hines.

Williams Tower was constructed in 1982 and consists of approximately 1.5 million square feet of rentable area that is approximately 91% leased. Transcontinental Gas Pipe Line Corp, a natural gas pipe line operator, leases 250,001 square feet or approximately 16% of the building’s rentable area, under a lease that expires in March 2014 and contains options to renew for three additional five-year periods. Black Box Network Services

(formerly known as NextiraOne, LLC), a telecommunications infrastructure provider, leases 186,777 square feet or approximately 12% of the building’s rentable area, under a lease that expires in March 2009. The remaining rentable area is leased to 48 tenants, none of which leases more than 10% of the building’s rentable area. In addition, our headquarters is located in Williams Tower and Hines and its affiliates lease space in Williams Tower. In the aggregate, Hines and its affiliates lease 9% of the building’s net rentable area.

The contract purchase price for Williams Tower is expected to be approximately $271.5 million, exclusive of transaction costs, financing fees and working capital reserves and we expect this acquisition to close on or about May 1, 2008. There can be no assurances that this acquisition will be consummated.

Our Indirectly-Owned Properties

Our Interest in the Core Fund

The Core Fund is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. We have the right, but not the obligation, to invest up to 40% of any capital calls made by the Core Fund. In addition, we have made, and may in the future make, binding commitments to make capital contributions to the Core Fund. As of December 31, 2007 we owned an approximate 32.0% non-managing general partner interest in the Core Fund (which held ownership interests in 24 properties across the United States as of the end of 2007).

Core Fund Properties

Summarized below is certain information about the 24 office properties in which the Core Fund owned an interest as of December 31, 2007:

						Effective
			Date Built/		Acquisition	Core Fund
City	Property	Date Acquired	Renovated(1)		Cost	Ownership(2)
					(In millions)

New York, New York	425 Lexington Avenue	August 2003	1987		$358.6	40.6%
New York, New York	499 Park Avenue	August 2003	1981		$153.1	40.6%
Washington D.C.	1200 19th Street	August 2003	1987		$69.4	40.6%
New York, New York	600 Lexington Avenue	February 2004	1985		$91.6	40.6%
Houston, Texas	One Shell Plaza	May 2004	1994		$228.7	43.0%
Houston, Texas	Two Shell Plaza	May 2004	1992		$123.1	43.0%
San Francisco, California	The KPMG Building	September 2004	2002		$148.0	85.9%
San Francisco, California	101 Second Street	September 2004	2000		$157.0	85.9%
Chicago, Illinois	Three First National Plaza	March 2005	1981		$245.3	68.7%
San Diego, California	525 B Street	August 2005	1998		$116.3	85.9%
Seattle, Washington	720 Olive Way	January 2006	1981		$83.7	68.6%
Chicago, Illinois	333 West Wacker	April 2006	1983		$223.0	68.6%
Atlanta, Georgia	One Atlantic Center	July 2006	1987		$305.0	85.9%
Woodland Hills, California	Warner Center	October 2006	2001-2005	(3)	$311.0	68.6%
Richmond, Virginia	Riverfront Plaza	November 2006	1990		$277.5	85.9%
Roseville, California	Johnson Ranch Corporate Center	May 2007	1992, 1998	(6)	(4)	68.6%
Roseville, California	Roseville Corporate Center	May 2007	1999		(4)	68.6%
Roseville, California	Summit at Douglas Ridge	May 2007	2004, 2005	(7)	(4)	68.6%
Roseville, California	Olympus Corporate Center	May 2007	1992-1996	(8)	(4)	68.6%
Roseville, California	Douglas Corporate Center	May 2007	1990, 2003	(9)	(4)	68.6%
Sacramento, California	Wells Fargo Center	May 2007	1992		(4)	68.6%
Charlotte, North Carolina	Charlotte Plaza	June 2007	1981		$175.5	85.9%
Charlotte, North Carolina	The Carillon Building	July 2007	1989		$140.0	85.9%
Phoenix, Arizona	Renaissance Square	December 2007	1987-1989	(5)	$270.9	85.9%

(1)	The date shown reflects the later of the building’s construction completion date or the date of the building’s most recent renovation.

(2)	This percentage represents the Core Fund’s effective ownership in the properties shown. See above disclosure regarding the Company’s effective ownership through its investment in the Core Fund.

(3)	Warner Center consists of four five-story office buildings, one three-story office building and two parking structures that were constructed between 2001 and 2005.

(4)	These properties were purchased as part of a portfolio that included six properties for a purchase price of $490.2 million.

(5)	Renaissance Square consists of two office buildings constructed between 1987 and 1989.

(6)	Johnson Ranch Corporate Center consists of five two-story office buildings constructed in 1992 and 1998.

(7)	Summit at Douglas Ridge consists of two three-story office buildings constructed in 2004 and 2005.

(8)	Olympus Corporate Center consists of two three-story office buildings and two two-story office buildings constructed between 1992 and 1996.

(9)	Douglas Corporate Center consists of two three-story office buildings constructed in 1990 and 2003.

2007 Acquisitions

Set forth below is certain additional information about properties acquired by the Core Fund during 2007.

Wells Fargo Center

Wells Fargo Center is a 30-story office building located in the central business district of Sacramento. The building is leased to 42 tenants, none of which leases more than 10% of the building’s rentable area.

Johnson Ranch Corporate Center

Johnson Ranch Corporate Center consists of five two-story office buildings located in Roseville, California. Centex Corporation, a residential construction company, leases 42,790 square feet or approximately 24% of the buildings’ rentable area under a lease that expires in May 2010. The remaining lease space is leased to 34 tenants, none of which leases more than 10% of the buildings’ rentable area.

Roseville Corporate Center

Roseville Corporate Center is a three-story office building located in Roseville, California. Prudential Insurance Company, a financial services company, leases 39,162 square feet or approximately 35% of the building’s rentable area under a lease that expires in August 2010. Verizon California Inc., a wireless communication provider, leases 24,213 square feet or approximately 22% of the building’s rentable area under a lease that expires in August 2009. Umpqua Bank, a financial services company, leases 12,937 square feet or approximately 12% of the building’s rentable area under a lease that expires in June 2012. The remaining lease space is leased to five tenants, none of which leases more than 10% of the building’s rentable area.

Summit at Douglas Ridge

Summit at Douglas Ridge consists of two three-story office buildings located in Roseville, California. Beazer Homes USA, a homebuilder, leases 21,428 square feet or approximately 12% of the buildings’ rentable area under a lease that expires in July 2013. Beazer Homes USA has exercised a termination option and is expected to vacate the building in August 2008. The remaining lease space is leased to 26 tenants, none of which leases more than 10% of the buildings’ rentable area.

Olympus Corporate Center

Olympus Corporate Center consists of two three-story office buildings and two two-story office buildings located in Roseville, California. Paramount Equity Mortgage, a financial services company, leases

20,525 square feet or approximately 11% of the buildings’ rentable area under a lease that expires in September 2008. The remaining lease space is leased to 26 tenants, none of which leases more than 10% of the buildings’ rentable area.

Douglas Corporate Center

Douglas Corporate Center consists of two three-story office buildings located in Roseville, California. New York Life Insurance Company, a financial services company, leases 22,771 square feet or approximately 11% of the buildings’ rentable area under a lease that expires in August 2011. The remaining lease space is leased to 31 tenants, none of which leases more than 10% of the buildings’ rentable area.

Charlotte Plaza

Charlotte Plaza is a 27-story office building located at 201 South College Street in downtown Charlotte, North Carolina. Wachovia Securities, an investment banking firm, leases 308,908 square feet, or approximately 49% of the property’s rentable area, under two leases. The first lease is for 49,256 square feet and expires in April 2010. The second lease is for 259,652 square feet, expires in December 2013, contains an option to renew for an additional five-year term and contains termination rights, effective in December 2011 and December 2012, for portions of the leased space. The remaining lease space is leased to 44 tenants, none of which leases more than 10% of the building’s rentable area.

The Carillon Building

The Carillon building is a 24-story office building located at 227 West Trade Street in downtown Charlotte, North Carolina and a one-half acre parcel of land adjacent to the building. Cadwalader, Wickersham and Taft LLP, an international law firm, leases 80,303 square feet, or approximately 17% of the property’s rentable area, under a lease that expires in January 2012 and contains an option to renew for one additional five-year term. Deloitte LLP, a public accounting firm, leases 65,579 square feet, or approximately 14% of the property’s rentable area, under two leases that expire in January 2009 and June 2011. The remaining lease space is leased to 42 tenants, none of which leases more than 10% of the building’s rentable area.

Renaissance Square

Renaissance Square consists of two office buildings located in the Central Business District of Phoenix, Arizona. Quarles & Brady Streich Lang, LLP, a law firm, leases 161,300 square feet or approximately 17% of the net rentable area of Renaissance Square, under a lease that expires in April 2015 and contains options to renew for two additional five-year periods. Lewis & Roca LLP, a law firm, leases 114,328 square feet or approximately 12% of the net rentable area of Renaissance Square, under a lease that expires in February 2014 and contains options to renew for two additional five-year periods. Bryan Cave, LLP, a law firm, leases 103,353 square feet or approximately 11% of the net rentable area of Renaissance Square, through leases that expire in April 2010 and April 2017 and contain options to renew for two additional five-year periods. The remaining lease space is leased to 50 tenants, none of which leases more than 10% of the net rentable area of Renaissance Square.

Our Investment in HCB II River LLC

We have a $28.9 million investment in HCB II River LLC, a joint venture created with HCB Interest II LP (“HCB”), an affiliate of Hines on June 28, 2007. On July 2, 2007, the joint venture acquired Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. The Property consists of four industrial buildings that were constructed in 2001-2007. The buildings contain 693,115 square feet of rentable area that is 100% leased. We own a 50% indirect interest in Distribution Park Rio through our investment in HCB II River LLC.

Potential Acquisition Subsequent to December 31, 2007

One North Wacker

On February 22, 2008, the Core Fund entered into a contract to acquire 51-story office building located in the West Loop submarket of the central business district of Chicago, Illinois (“One North Wacker”). One North Wacker consists of approximately 1.4 million square feet and is approximately 98% leased. UBS, a financial institution, leases 452,049 square feet or approximately 33% of the building’s rentable area, under a lease that expires in September 2012. PriceWaterhouseCoopers, an accounting firm, leases 256,477 square feet or approximately 19% of the building’s rentable area, under a lease that expires in October 2013. Citadel, a financial institution, leases 161,488 square feet or approximately 12% of the building’s rentable area, under a lease that expires in August 2012. The contract purchase price of One North Wacker is expected to be approximately $540.0 million, exclusive of transaction costs, financing fees and working capital. There can be no assurances that this acquisition will be consummated.

Item 3.	Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 17, 2008, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Redemption of Equity Securities

Market Information

As of March 14, 2008, we had 170,665,671 common shares outstanding, held by a total of approximately 46,366 shareholders. The number of shareholders is based on the records of Trust Company of America, Inc., our registrar and transfer agent. There currently is no established public trading market for our common shares and we do not expect one to develop. We have a share redemption program, but it is limited in terms of the number of shares that may be redeemed annually. Our board of directors may also limit, suspend or terminate our share redemption program upon 30 days’ written notice. During 2007, we redeemed approximately 231,000 shares under this program at $9.36 per share and approximately 885,000 shares at $9.52 per share.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of our common shares, we are required pursuant to National Association of Securities Dealers, Inc. (“NASD”) Rule 2710(f)(2)(M) to disclose in each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor has agreed to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares is deemed to be $10.58 per share as of December 31, 2007. Our deemed estimated per share value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements. We are not required to obtain and did not obtain appraisals for our assets or third-party valuations or opinions for the specific purpose of determining this deemed estimated value as of December 31, 2007.

The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.58 per share through arms-length transactions. Our offering price was determined by our board of directors in April 2007. The determination by our board of directors of the offering price used in our Current Offering was subjective and was primarily based on (i) the estimated per share net asset value of the Company as determined by our management at the time the determination was made, plus (ii) the commissions, dealer-manager fee and estimated costs associated with our Current Offering. Our management estimated the per share net asset value of the Company using appraised values of our real estate assets determined by independent third party appraisers, as well as estimates of the values of our other assets and liabilities as of December 31, 2006, and then making various adjustments and estimations in order to account for our operations and other factors that had occurred or were expected to occur between December 31, 2006 and July 1, 2007 the date at which the price change became effective. In addition, in setting our offering price, our board of directors also considered our historical and anticipated results of operations and financial condition, our current and anticipated distribution payments, yields and offering prices of other real estate companies substantially similar to us, our then current and anticipated capital and debt structure, and our management’s and Advisor’s recommendations and assessment of our prospects and expected execution of our investment and operating strategies. We have not updated this analysis for purposes of the December 31, 2007 deemed estimated value presented above.

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

The redemption price we offer in our share redemption program is $9.52 per share on the date of this report and therefore $10.58 per share does not reflect the amount a shareholder would currently receive under our share redemption program. Likewise, the offering price of our shares may not be indicative of the price our shareholders would receive if they sold our shares outside of our share redemption program, if our shares were actively traded or if we were liquidated. Because the estimated per share net asset value of the Company was increased by certain fees and costs associated with the Current Offering, the proceeds received from a liquidation of our assets would likely be substantially less than the Current Offering price of our shares. As a result, we expect that, in the absence of other factors affecting the value of our properties, our aggregate net asset value would be less than the aggregate proceeds of our offerings and the offering price may not be the best indicator of the value of shares purchased as a long term income producing investment. Because there is no public market for our shares, any sale of our shares would likely be at a substantial discount. Please see “Item 1A. Risk Factors — Investment Risks — There is currently no public market for our common shares, and we do not intend to list the shares on a stock exchange. Therefore, it will likely be difficult for shareholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount.”

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year in an amount equal to at least 90% of our net ordinary taxable income (capital gains are not required to be distributed). Historically, we have declared distributions to shareholders as of daily record dates and aggregated and paid such distributions quarterly. For the period from January 2006 through June, 2006, with the authority of our board of directors, we declared distributions equal to $0.00164384 per share, per day. For the period from July 2006 through December, 2007, we declared distributions equal to $0.00170959 per share, per day. Additionally, we have declared distributions equal to $0.00170959 per share, per day for the period from January 1, 2008 through April 30, 2008.

Our board of directors began authorizing us to declare distributions in November 2004, after we commenced business operations. We have declared distributions monthly and aggregated and paid such distributions quarterly. We intend to continue this distribution policy for so long as our board of directors decides this policy is in the best interests of our shareholders. We have made the following quarterly distributions to our shareholders and minority interests for the years ended December 31, 2007 and 2006:

		Total
Distribution for the Quarter Ended	Date Paid	Distribution
		(In thousands)

2007
December 31, 2007	January 16, 2008	$24,923
September 30, 2007	October 15, 2007	$23,059
June 30, 2007	July 20, 2007	$18,418
March 31, 2007	April 16, 2007	$14,012
2006
December 31, 2006	January 16, 2007	$11,281
September 30, 2006	October 13, 2006	$9,056
June 30, 2006	July 14, 2006	$6,405
March 31, 2006	April 13, 2006	$4,212

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

For the year ended December 31, 2006, approximately 23% of the distributions paid were taxable to the investor as ordinary taxable income and approximately 77% were treated as return of capital for federal income tax purposes. For the year ended December 31, 2007, approximately 46% of the distributions paid were taxable to the investor as ordinary taxable income and approximately 54% were treated as return of capital for federal income tax purposes. The amount of distributions paid and taxable portion in this period are not indicative or predictive of amounts anticipated in future periods. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions” in this report.

Recent Sales of Unregistered Securities

Under the terms of our Employee and Director Incentive Share Plan, on July 9, 2007, 1,000 restricted common shares were granted to each of our independent directors, Messrs. George A. Davis, Thomas A. Hassard and Stanley D. Levy. Such shares were granted without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

Shares Authorized for Issuance under Equity Compensation Plans

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans as of December 31, 2007:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities
	Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	n/a	7,970,460
Equity compensation plans not approved by security holders	—	n/a	—

Total	—	n/a	7,970,460

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

The current redemption price for our shares, which is subject to adjustment by our board of directors at any time on 30 days’ notice, is $9.52 per share.

Issuer Redemptions of Equity Securities

The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of		Part of Publicly	May Yet be Redeemed
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Redeemed	Paid per Share	Programs	Programs(1)

January 1, 2007 to March 31, 2007	108,831	$9.36	108,831	2,890,147
April 1, 2007 to June 30, 2007	121,997	9.36	121,997	4,993,045
July 1, 2007 to September 30, 2007	252,984	9.52	252,984	5,471,784
October 1, 2007 to October 31, 2007	631,855	9.52	631,855	4,839,929
November 1, 2007 to November 30, 2007	—	—	—	4,839,929
December 1, 2007 to December 31, 2007	—	—	—	6,906,080

Total	1,115,667		1,115,667

(1)	We may redeem shares under the program so long as the total number of shares redeemed during the calendar year does not exceed, as of the date of the redemption, 10% of our shares outstanding on the same date during the prior year. Our share redemption plan has been in effect since June 2004 and has no definitive expiration date. However, the plan may be suspended or terminated at the discretion of the board of directors.

Item 6.	Selected Financial Data

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2007	2006	2005	2004
	(In thousands, except per share amounts)

Operating Data:
Revenues	$179,576	$63,930	$6,247	$—
Depreciation and amortization	$68,151	$22,478	$3,331	$—
Asset management and acquisition fees	$29,939	$17,559	$5,225	$818
Organizational and offering expenses, net of reversal(1)	$7,583	$5,760	$(6,630)	$14,771
General and administrative expenses, net(2)	$4,570	$2,819	$494	$618
Equity in earnings (losses) of unconsolidated entities	$(8,288)	$(3,291)	$(831)	$68
Loss before income taxes and (income) loss allocated to minority interests	$(85,306)	$(38,919)	$(2,392)	$(16,549)
Provision for income taxes	$(1,068)	$—	$—	$—
(Income) Loss allocated to minority interests	$(1,266)	$429	$635	$6,541
Net loss	$(87,640)	$(38,490)	$(1,757)	$(10,008)
Basic and diluted loss per common share	$(0.70)	$(0.79)	$(0.16)	$(60.40)
Distributions authorized per common share(3)	$0.62	$0.61	$0.60	$0.06
Weighted average common shares outstanding — basic and diluted	125,776	48,468	11,061	166
Balance Sheet Data:
Total investment property	$2,051,890	$798,329	$143,577	$—
Investment in unconsolidated entities	$361,157	$307,553	$118,575	$28,182
Total assets	$2,703,623	$1,213,662	$297,334	$30,112
Long-term obligations	$1,273,596	$498,989	$77,922	$409

(1)	Based on actual gross proceeds raised in the initial offering, we were not obligated to reimburse the Advisor for certain organizational and offering costs that were previously accrued by us. Accruals of these costs were reversed in our financial statements during the year ended December 31, 2005. See further discussion in Note 2 to our consolidated financial statements included in this report.

(2)	During the year ended December 31, 2005, the Advisor forgave amounts previously advanced to us for certain corporate-level general and administrative expenses. See further discussion in Note 6 to our consolidated financial statements included in this report.

(3)	The Company paid its first distributions in January 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested and continue to invest in real estate to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership, or indirectly through other entities, such as through our investment in Hines U.S. Core Office Fund, L.P. (the “Core Fund”). As of December 31, 2007, we had direct and indirect interests in 39 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, and one industrial property in Rio de Janeiro, Brazil. In addition, we have and may make other real estate investments including, but not limited to, properties outside of the United States, non-office properties, loans and ground leases. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties which will be diversified by location, lease expirations and tenant industries.

In order to provide equity capital for these investments, we sold shares to the public through our initial public offering (the “Initial Offering”), which commenced on June 18, 2004 and terminated on June 18, 2006, and we continue to sell common shares through our follow-on public offering of a maximum of $2.2 billion in common shares (the “Current Offering”). We commenced the Current Offering on June 19, 2006 and we intend to continue raising significant amounts of capital through our Current Offering and potential follow-on offerings.

The following table provides summary information regarding the properties in which we owned interests as of December 31, 2007:

Direct Investments

		Leasable		Percent	Our Effective
Property	City	Square Feet		Leased	Ownership(1)

321 North Clark	Chicago, Illinois	885,664		99%	100%
Citymark	Dallas, Texas	220,079		100%	100%
JPMorgan Chase Tower	Dallas, Texas	1,242,590		91%	100%
Watergate Tower IV	Emeryville, California	344,433		100%	100%
One Wilshire	Los Angeles, California	661,553		99%	100%
3 Huntington Quadrangle	Melville, New York	407,731		87%	100%
Airport Corporate Center	Miami, Florida	1,021,397		90%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	766,240		85%	100%
3400 Data Drive	Rancho Cordova, California	149,703		100%	100%
Daytona Buildings	Redmond, Washington	251,313		93%	100%
Laguna Buildings	Redmond, Washington	464,701		100%	100%
1515 S Street	Sacramento, California	348,881		100%	100%
1900 and 2000 Alameda	San Mateo, California	253,377		96%	100%
Seattle Design Center	Seattle, Washington	390,684		84%	100%
5th and Bell	Seattle, Washington	197,135		98%	100%
Atrium on Bay	Toronto, Ontario	1,070,287		95%	100%

Total for Directly-Owned Properties		8,675,768		94%

Indirect Investments
Core Fund Investment
One Atlantic Center	Atlanta, Georgia	1,100,312		84%	27.47%
The Carillon Building	Charlotte, North Carolina	470,726		100%	27.47%
Charlotte Plaza	Charlotte, North Carolina	625,026		97%	27.47%
Three First National Plaza	Chicago, Illinois	1,419,978		94%	21.97%
333 West Wacker	Chicago, Illinois	845,194		87%	21.92%
One Shell Plaza	Houston, Texas	1,228,160		98%	13.73%
Two Shell Plaza	Houston, Texas	566,982		95%	13.73%
425 Lexington Avenue	New York, New York	700,034		100%	12.98%
499 Park Avenue	New York, New York	288,722		100%	12.98%
600 Lexington Avenue	New York, New York	283,311		95%	12.98%
Renaissance Square	Phoenix, Arizona	965,508		95%	27.47%
Riverfront Plaza	Richmond, Virginia	949,791		100%	27.47%
Johnson Ranch Corporate Center	Roseville, California	179,990		76%	21.92%
Roseville Corporate Center	Roseville, California	111,418		94%	21.92%
Summit at Douglas Ridge	Roseville, California	185,128		85%	21.92%
Olympus Corporate Center	Roseville, California	191,494		59%	21.92%
Douglas Corporate Center	Roseville, California	214,606		85%	21.92%
Wells Fargo Center	Sacramento, California	502,365		93%	21.92%
525 B Street	San Diego, California	447,159		90%	27.47%
The KPMG Building	San Francisco, California	379,328		100%	27.47%
101 Second Street	San Francisco, California	388,370		100%	27.47%
720 Olive Way	Seattle, Washington	300,710		93%	21.92%
1200 19th Street	Washington, D.C.	328,154	(2)	28%	12.98%
Warner Center	Woodland Hills, California	808,274		97%	21.92%

Total for Core Fund Properties		13,480,740		92%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	693,115		100%	50%

Total for All Properties		22,849,623		93%

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2007, Hines REIT owned a 97.6% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.4% interest in the Operating Partnership. Our interest in Distribution Park Rio is owned through our investment in a joint venture with a Hines affiliate. We own interests in all of the properties other than those identified above as being owned 100% by us and

Distribution Park Rio through our interest in the Core Fund, in which we owned an approximate 32.0% non-managing general partner interest as of December 31, 2007. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 85.9%.

(2)	This square footage amount includes three floors which are being added to the building and are currently under construction. The construction is expected to be completed in 2009.

As of December 31, 2007, we had primarily invested in institutional-quality office properties in the United States. We expect to continue to focus primarily on investments in institutional-quality office properties located in the United States (whether as direct investments or as indirect investments through the Core Fund or otherwise). However, we have expanded our focus to include other real estate investments such as our investment in Toronto, Ontario and our international joint venture investment in Rio de Janeiro, Brazil. We intend to continue to pursue institutional-quality office properties as well as other real estate investments that we believe will satisfy our long-term primary objectives of preserving invested capital and achieving modest capital appreciation over the long term, in addition to providing regular cash distributions to our shareholders. In the future, our investments may include additional investments outside of the United States, investments in non-office properties, non-core or development investments, loans, ground leases and investments in other joint ventures.

Economic Update

The global and national economies softened in 2007, and seem to have continued to deteriorate in early 2008. It is still unclear as to whether the economy has entered a significant slow down or a recession, however, there are a number of troublesome signs in the economy and the capital markets, including increasing default rates on residential mortgages; declining housing prices; higher energy prices; slowing employment growth; weakening US Dollar; and softening consumer spending. In addition, the debt capital markets have been in a state of turmoil, largely precipitated by escalating defaults in residential sub-prime mortgages. This turmoil has extended from the residential mortgage markets and has caused dislocation in the general corporate and commercial real estate debt markets. As a result, debt capital is constrained, more expensive, and available on less favorable terms to borrowers than it has been in recent years. With less capital available for investment in commercial real estate, there is evidence of fewer buyers who are seeking to acquire commercial properties resulting in possible increases in cap rates and lower prices or values.

Office market fundamentals are also beginning to show signs of softening. The current state of the economy and the implications of future potential weakening could negatively impact office market fundamentals and result in lower occupancy of office space, lower rental rates, and declining values in our current portfolio. Due to our investment strategy of investing in high-quality real estate in fundamentally sound long-term markets with long-term leases to credit worthy tenants, we believe we are well positioned to withstand a down cycle, however we may experience a decrease in the value of our assets and a decrease in our distribution rate due to reduced operating cash flow if our assets suffer additional vacancy or lower rental rates from a softening office market. In addition, with the potential of unfavorable pricing available to sellers and less capital available in the debt markets, there may be fewer acquisition opportunities available in the market until the capital markets stabilize and the economy strengthens. Notwithstanding the above, if commercial real estate prices decline and cap rates increase, any new investments we make may generate higher returns than were available in the past two or three years.

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

We evaluate the need to consolidate investments based on standards set forth in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities and American Institute of Certified Public Accountants’ Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, as amended by Emerging Issues Task Force (“EITF”) No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. In accordance with this accounting literature, we will consolidate joint ventures that are determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

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

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At December 31, 2007, management believes no such impairment has occurred.

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

Acquired above-and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

Acquired above- and below-market ground lease values are recorded based on the difference between the present values (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases. The capitalized above- and below-market lease values are amortized as adjustments to ground lease expense over the lease term.

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

The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include, among others: 1) whether the lease stipulates how and on what a tenant improvement allowance may be spent; 2) whether the tenant or landlord retains legal title to the improvements; 3) the uniqueness of the improvements; 4) the expected economic life of the tenant improvements relative to the length of the lease; and 5) who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination, the Company considers all of the above factors, among others. No one factor, however, necessarily establishes our determination.

Organizational and Offering Costs

Certain organizational and offering costs related to our public offerings have been paid by our Advisor on our behalf. Organizational and offering costs incurred by our Advisor have been analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and those which qualify as offering expenses in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering. Organizational costs are expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities. Offering-related salaries and other general and administrative expenses of the Advisor and its affiliates are expensed as incurred, and third party offering expenses are taken as a reduction against the net proceeds of the offerings within additional paid-in capital in accordance with SAB Topic 5.A. In addition to the offering costs to be paid to the Advisor, selling commissions and dealer manager fees are paid to our Hines Real Estate Securities, Inc. (the “Dealer Manager”). Such costs are netted against the net offering proceeds within additional paid-in capital as well.

Pursuant to an advisory agreement we entered into with the Advisor during the Initial Offering, we were obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred or 3.0% of the gross proceeds raised from the Initial Offering. This agreement expired on June 18, 2006. Organizational and offering costs recorded in our financial statements in periods ending on or before June 30, 2006 were based on estimates of gross proceeds to be raised through the end of the Initial Offering. Such estimates were based on highly subjective factors, including the number of retail broker-dealers signing selling agreements with our Dealer Manager, anticipated market share penetration in the retail broker-dealer network and the Dealer Manager’s best estimate of the growth rate in sales. At each balance sheet date, management reviewed the actual gross offering proceeds raised to date and management’s estimate of future sales of our common shares through the end of the Initial Offering to determine how much of these costs were expected to be reimbursed to the Advisor, then adjusted the accruals of such costs accordingly.

We commenced the Current Offering on June 19, 2006, and on June 26, 2006, we entered into a new advisory agreement with the Advisor (the “Advisory Agreement”). The Advisory Agreement was renewed in June 2007 for an additional one-year term. Certain organizational and offering costs associated with the Current Offering have been paid by the Advisor on our behalf. Pursuant to the terms of our current Advisory Agreement, we are obligated to reimburse the Advisor for the actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manger fees, do not exceed 15% of gross proceeds from the Current Offering. These costs were recorded in the accompanying consolidated financial statements in the period in which they were incurred.

Our Current Offering will terminate on June 19, 2008, pursuant to the terms of the offering. Accordingly, we expect to commence a follow-on offering on or about June 20, 2008 (the “Third Offering”). Pursuant to the anticipated terms of the Third Offering, we are not expected to be obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of Hines REIT. Accordingly, no amounts of organizational and offering costs incurred by the Advisor in connection with the Third Offering during the year ended December 31, 2007 have been recorded in the accompanying consolidated financial statements.

Revenue Recognition and Valuation of Receivables

We are required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays, if any. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant’s lease provision. Revenues relating to lease termination fees are recognized at the time that the tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the lease and are included in other revenue in the accompanying consolidated statements of operations. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct writeoff is recorded and would decrease our total assets and shareholders’ equity.

Derivative Instruments

We have entered into interest rate swap transactions as economic hedges against the variability of future interest rates on certain variable interest rate debt. To date, we have not designated any such contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2007 and 2006. Changes in the fair value of the interest rate swaps have been recorded in the accompanying condensed consolidated statements of operations for the years then ended.

We mark the interest rate swaps to their estimated fair value as of each balance sheet date, and the changes in fair value are reflected in our consolidated statements of operations.

In February 2007, we entered into a foreign currency contract related to the acquisition of an office property located in Toronto, Ontario. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to our equity investment and was settled at the close of this acquisition. The gain that resulted upon settlement was recorded in loss on derivative instruments, net, in the accompanying consolidated statement of operations for the year ended December 31, 2007.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

We outsource management of our operations to the Advisor and certain other affiliates of Hines. Fees related to these services are accounted for based on the nature of the service and the relevant accounting literature. Fees for services performed that represent period costs of the Company are expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor has received a participation interest, which represents a profits interest in the Operating Partnership related to these services. As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment is charged against earnings, and the participation interest will be recorded as a liability until it is repurchased for cash or converted into common shares of the Company. The conversion and redemption features of the participation interest are accounted for in accordance with the guidance in EITF No. 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts.

Redemptions of the participation interest for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability, with any additional amounts recorded as a reduction to equity. Conversions into common shares of the Company will be recorded as an increase to the outstanding common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the participation interest will result in a corresponding reduction in the percentage attributable to the participation interest and will have no impact on the calculation of subsequent increases in the participation interest.

Hines may perform construction management services for us for both re-development activities and tenant construction. These fees are considered incremental to the construction effort and will be capitalized to the applicable real estate project as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. Costs related to tenant construction will be depreciated over the estimated useful life of the related real estate improvements. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project. Leasing activities are generally performed by Hines on our behalf. Leasing fees are capitalized and amortized over the life of the related lease in accordance with the provisions of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

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

During 2006, the State of Texas enacted new tax legislation that restructured the state business tax in Texas by replacing the taxable capital and earned surplus components of the then-current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax under SFAS 109, Accounting for Income Taxes. This legislation had an immaterial impact on our financial statements.

Due to the acquisition of Atrium on Bay, an office property located in Toronto, Ontario, we have recorded a provision for Canadian income taxes of $1.0 million for the year ended December 31, 2007 in accordance with Canadian tax laws and regulations.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN 48 requires that a determination be made as to whether it is more likely than not that a tax position taken, based on the technical merits, will be sustained upon examination. If the more likely than not threshold is met, the related tax position must be measured to determine the amount of provision or benefit, if any, to recognize in the financial statements. We file income tax returns in the U.S. federal jurisdiction, various states, Canada and Brazil. Tax years 2004 through 2006 remain subject to potential examination by certain federal and state taxing authorities. No income tax examinations are currently in process. We have reviewed our current tax positions and believe our positions will be sustained on examination. The adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements. We classify interest and penalties related to underpayment of income taxes as income tax expense.

As of December 31, 2007, we had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Comprehensive Loss

We report comprehensive loss in our consolidated statements of shareholders’ equity. Comprehensive loss was $75.1 million for the year ended December 31, 2007 resulting from our net loss and our foreign currency translation adjustment. See “International Operations” below for additional information.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. We will be required to disclose the methodology used to determine fair value, the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have adopted this standard effective January 1, 2008 and do not expect to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have adopted this standard effective January 1, 2008 and have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption; however, we may elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141R could have a material impact if it is determined that real estate acquisitions fall under the definition of business combinations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We are currently assessing the impact of SFAS No. 160 on our consolidated statement of operations.

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

For the year ended December 31, 2007, our cash needs for acquisitions have been met primarily by proceeds from our public equity offerings and debt financing. Operating cash needs have been met through cash flow generated by our properties and investments, as well as advances from affiliates. We believe that our current capital resources and cash flow from operations are sufficient to meet our liquidity needs for the foreseeable future.

We raised significant funds from our Current Offering during 2007, and we expect to continue to raise significant funds from our Current Offering and potential future follow-on offerings. We intend to continue making real estate investments with these funds and funds available to us under our credit facilities and other permanent debt. We also intend to continue to pay distributions to our shareholders on a quarterly basis. As noted above, debt capital has recently become more expensive and less available as a result of escalating defaults in residential sub-prime mortgages and the current state of the economy, and future potential weakening of the economy could negatively impact office fundamentals, potentially resulting in lower occupancy, rental rates and values of our assets. Given those challenges, acquisitions in such an environment may put downward pressure on our distribution payments as a result of potentially lower yields on new investments. Additionally, we have experienced, and expect to continue to experience, delays between raising capital and acquiring real estate investments. We temporarily invest unused proceeds from our public offering in investments that typically yield lower returns when compared to our real estate investments. We may need to use short-term borrowings or advances from affiliates in order to maintain our current per share distribution levels in future periods. However, we will continue to make investment and financing decisions, and decisions regarding distribution payments, with a long-term view. We will also continually monitor our cash flow and market conditions when making such decisions. In this environment, we may lower our per share distribution amount rather than take actions we believe may compromise our long-term objectives.

Cash Flows from Operating Activities

Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by debt service, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees and property taxes. Additionally, we have incurred corporate-level debt service, general and administrative expenses, asset management and acquisition fees. During the years ended December 31, 2007, 2006 and 2005, net cash flow provided by (used in) operating activities was $17.2 million, $7.7 million and $(1.8) million, respectively. The increase compared to the corresponding prior-year period is primarily attributable to:

•	a full year of operations for each of Airport Corporate Center, 321 North Clark, 3400 Data Drive, Watergate Tower IV and the Daytona Buildings all of which were acquired in 2006; and

•	cash flow from the Laguna Buildings, Atrium on Bay, Seattle Design Center, 5th and Bell, 3 Huntington Quadrangle, One Wilshire, Minneapolis Office/Flex Portfolio, JPMorgan Chase Tower and our investment in HCB II River LLC, all of which were acquired in 2007.

Cash Flows from Investing Activities

During the years ended December 31, 2007, 2006 and 2005 we had cash outflows totaling $1,175.4 million, $586.8 million and $153.0 million, respectively, related to the acquisition of office properties and their related lease intangibles. The increase in outflows is due to an increase in the number of properties acquired during each year. During the years ended December 31, 2007, 2006 and 2005 we directly acquired interests in eight office properties, five office properties and three office properties, respectively.

During the years ended December 31, 2007, 2006 and 2005, we made capital contributions to the Core Fund totaling $58.0 million, $209.3 million and $99.9 million, respectively. As of December 31, 2007, we had invested $395.5 million in the Core Fund representing an approximate 32% non-managing general partner interest compared to the approximate 34.0% and 26.2% interest we owned at December 31, 2006 and 2005, respectively. During the years ended December 31, 2007, 2006 and 2005, we received distributions from the Core Fund totaling $25.4 million, $14.8 million and $5.3 million, respectively.

During the year ended December 31, 2007 we made capital contributions to HCB II River LLC, a joint venture with an affiliate of Hines, totaling $28.9 million, representing an approximate 50% interest. During the year ended December 31, 2007, we received distributions from HCB II River LLC totaling $1.0 million, of which $385,000 was recorded in cash flows from operating activities as it did not exceed our equity in earnings.

During the year ended December 31, 2007, we had cash outflows of $5.7 million, net of receipts, for master leases entered into in connection with our acquisitions.

During the years ended December 31, 2007 and 2006, we had increases in restricted cash of approximately $712,000 and $2.5 million, respectively, related to certain escrows required by our mortgage agreements.

During the years ended December 31, 2007, 2006 and 2005, we had cash outflows in other assets of $10.0 million and $8.9 million, and $5.0 million, respectively, primarily as a result of deposits paid on investment properties that were acquired subsequent to the applicable year-end.

Cash Flows from Financing Activities

Equity Offerings

The following table summarizes the activity from our offerings through December 31, 2004 and for each of the years ended December 31, 2005 through 2007 (in millions):

	Initial Public Offering				Current Public Offering				All Offerings
Year Ended	# of Shares		Proceeds		# of Shares		Proceeds		# of Shares	Proceeds

December 31, 2004	2.1		$20.6		—		$—		2.1	$20.6
December 31, 2005	21.0	(1)	207.7	(1)	—		—		21.0	207.7
December 31, 2006	30.1	(2)	299.2	(2)	27.3	(2)	282.7	(2)	57.4	581.9
December 31, 2007	—		—		80.3	(3)	834.8	(3)	80.3	834.8

Total	53.2		$527.5		107.6		$1,117.5		160.8	$1,645.0

(1)	Amounts include $2.1 million of gross proceeds relating to approximately 223,000 shares issued under our dividend reinvestment plan.

(2)	Amounts include $13.5 million of gross proceeds relating to 1.4 million shares issued under our dividend reinvestment plan.

(3)	Amounts include $37.4 million of gross proceeds relating to 3.8 million shares issued under our dividend reinvestment plan.

As of December 31, 2007, $929.3 million in common shares remained available for sale pursuant to our Current Offering, exclusive of $153.2 million in common shares available under our dividend reinvestment plan.

Payment of Offering and Other Costs and Expenses

In addition to making investments in accordance with our investment objectives, we use our capital resources to pay the Dealer Manager and our Advisor, for services they provide to us during the various phases of our organization and operations. During the offering stage, we pay the Dealer Manager selling commissions and dealer manager fees, and we reimburse the Advisor for organizational and offering costs.

For the years ended December 31, 2007, 2006 and 2005, we paid the Dealer Manager selling commissions of $53.8 million, $34.0 million, and $10.5 million, respectively, and we paid dealer manager fees of $17.4 million, $13.4 million, and $3.7 million, respectively. All such selling commissions and a portion of such Dealer Manager fees were reallowed by HRES to participating broker dealers for their services in selling our shares.

During the years ended December 31, 2006 and 2005, the Advisor incurred organizational and internal offering costs related to the Initial Offering totaling $3.0 million and $6.5 million, respectively, and third-party offering costs of $3.6 million and $6.3 million, respectively. During the years ended December 31, 2006 and 2005, we made payments totaling $10.0 million and $6.0 million, respectively, to our Advisor for reimbursement of Initial Offering organizational and offering costs. The Initial Offering terminated in June 2006. No additional costs were incurred during the year ender December 31, 2007.

During the years ended December 31, 2007 and 2006, the Advisor incurred organizational and internal offering costs related to the Current Offering totaling $7.6 million and $4.7 million and third-party offering costs of $9.0 million and $6.4 million, respectively. During the years ended December 31, 2007 and 2006, we made payments totaling $19.3 million and $7.5 million, respectively, to our Advisor for reimbursement of current offering organizational and offering costs. The amount of organizational and offering costs, commissions and dealer manager fees we paid during the year ended December 31, 2007 increased, as compared to such periods in 2006 and 2005, as a result of an increase in capital raised through our Current Offering during 2007. See “Critical Accounting Policies — Organizational and Offering Costs” above for additional information.

Debt Financings

The following table includes all of our outstanding notes payable as of December 31, 2007 and December 31, 2006 (in thousands, except interest rates). Additional information regarding general terms and conditions of each of our notes payable follows the table:

					Principal		Principal
					Outstanding at		Outstanding at
	Origination				December 31,		December 31,
Description	Date	Maturity Date	Interest Rate		2007		2006

SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		$90,039	(4)	$89,233
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000	(6)	45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		193,686	(3)	—
The Prudential Insurance Company of America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500		—
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	%(2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	%(2)	98,000		—
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550	%(2)	119,000		—
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800	%(2)	48,000		—
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2007	8/14/2017	6.0300	%(2)	70,000		—
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/Minneapolis Office/Flex Portfolio	12/20/2007	12/20/2012	5.70%		205,000		—
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	9/9/2005	10/31/2009	Variable(1)		—		162,000
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		3,406	(5)	—

					$1,216,631		$481,233

(1)	The weighted average interest rate on outstanding borrowings under this facility was 6.73% as of December 31, 2006.

(2)	We entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate.

(3)	We entered into mortgage financing in connection with our acquisition of Atrium on Bay. The mortgage agreement provided for an interest only loan with a principal amount of $190.0 million Canadian dollars as of December 31, 2007. This amount was translated to U.S. dollars at a rate of $1.0194 as of December 31, 2007.

(4)	This mortgage is an interest-only loan in the principal amount of $91.0 million, which we assumed in connection with our acquisition of Airport Corporate Center. At the time of acquisition, the fair value of this mortgage was estimated to be $88.5 million, resulting in a premium of $2.5 million. The premium is being amortized over the term of the mortgage.

(5)	Note payable to Citicorp Vendor Finance Ltd. related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $1.0194 as of December 31, 2007.

(6)	We entered into mortgage financing in connection with our acquisition of 1515 S. Street. The mortgage agreement provided for an interest only loan with a principal amount of $45.0 million.

Revolving Credit Facility with KeyBank National Association

We are party to a credit agreement with KeyBank National Association (“KeyBank”), as administrative agent for itself and various other lenders named in the credit agreement, which provides for a revolving credit facility (the “Revolving Credit Facility”) with maximum aggregate borrowing capacity of up to $250.0 million. We established this facility to repay certain bridge financing incurred in connection with certain of our acquisitions and to provide a source of funds for future real estate investments and to fund our general working capital needs.

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

In addition to customary covenants and events of default, the Revolving Credit Facility provides that it shall be an event of default under the agreement if our Advisor ceases to be controlled by Hines or if Hines ceases to be majority-owned and controlled, directly or indirectly, by Jeffrey C. Hines or certain members of his family. The amounts outstanding under this facility are secured by a pledge of the Operating Partnership’s equity interests in entities that directly or indirectly hold real property assets, including our interest in the Core Fund, subject to certain limitations and exceptions. We have entered into a subordination agreement with Hines and our Advisor, which provides that the rights of Hines and the Advisor to be reimbursed by us for organizational and offering and other expenses are subordinate to our obligations under the Revolving Credit Facility. We have complied with all covenants of the Revolving Credit Facility as of December 31, 2007.

HSH Pooled Mortgage Facility

On August 1, 2006 (as amended on January 19, 2007), certain of our subsidiaries entered into a credit agreement with HSH Nordbank AG, New York Branch (“HSH Nordbank”) providing for a secured credit facility in the maximum principal amount of $520.0 million (the “HSH Credit Facility”), subject to certain borrowing limitations. The total borrowing capacity under the HSH Credit Facility was based upon a percentage of the appraised values of the properties that we selected to serve as collateral under this facility, subject to certain debt service coverage limitations. Amounts drawn under the HSH Credit Facility bear interest at variable interest rates based on one-month LIBOR plus an applicable margin. We purchased interest rate protection in the form of interest rate swap agreements prior to borrowing any amounts under the HSH Credit Facility to secure it against fluctuations of LIBOR. Loans under the HSH Credit Facility may be prepaid in whole or in part, subject to the payment of certain prepayment fees and breakage costs. As of December 31, 2007, we had $520.0 million outstanding under the HSH Credit Facility, therefore we have no remaining borrowing capacity under this credit facility.

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

The HSH Credit Facility provides that an event of default will exist if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The HSH Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. We have complied with all covenants of the HSH Credit Facility as of December 31, 2007.

Secured Mortgage Facility with Metropolitan Life Insurance Company

On December 20, 2007, a subsidiary of the Operating Partnership entered into a credit agreement with Metropolitan Life Insurance Company (“Met Life”), which provides a secured credit facility to the borrower and certain of our subsidiaries in the maximum principal amount of $750.0 million (the “Met Life Credit Facility”), subject to certain borrowing limitations. Borrowings under the Met Life Credit Facility may be drawn at any time until December 20, 2009, subject to the approval of Met Life. Such borrowings will be in the form of interest-only loans with fixed rates of interest which will be negotiated separately for each borrowing and will have terms of five to ten years. Each loan will contain a prepayment lockout period of two years and thereafter, prepayment will be permitted subject to certain fees.

The Met Life Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of minimum loan-to-value and debt service coverage ratios. We have complied with all covenants of the Met Life Credit Facility as of December 31, 2007.

Additional Debt Secured by Investment Property

From time to time, we obtain mortgage financing for our properties outside of the credit facilities described above. These mortgages contain fixed rates of interest and are secured by the property to which they relate. These mortgage agreements contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, we have executed customary recourse carve-out guarantees of certain obligations under our mortgage agreements and the other loan documents. We have complied with all covenants related to these agreements as of December 31, 2007.

Advances from affiliates

Certain costs and expenses associated with our organization and public offerings have been paid by our Advisor on our behalf. See “Financial Condition, Liquidity and Capital Resources — Payment of Offering Costs and Other Expenses” above for a discussion of these advances and our repayment of the same.

Our Advisor has also advanced funds to us to allow us to pay certain of our corporate-level operating expenses. During the year ended December 31, 2005, our Advisor made advances to us or made payments on our behalf totaling $2.2 million. During that period, our Advisor forgave $1.7 million of amounts previously advanced to us to pay these expenses and we made repayments totaling $375,000. As of December 31, 2005 (after taking into account our Advisor’s forgiveness referred to above), we owed our Advisor $1.0 million for these advances. For the year ended December 31, 2006, our Advisor had advanced to or made payments on our behalf totaling $1.6 million and we made repayments totaling $2.7 million. We did not receive any advances from our Advisor after June 30, 2006 and as of December 31, 2006, we had repaid our Advisor all amounts related to these advances.

To the extent that our operating expenses in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of Net Income (as defined in our Articles of Incorporation), our Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold, unless our independent directors determine that such excess was justified. For the years ended December 31, 2007 and 2006, we did not exceed this limitation.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have and intend to continue to declare distributions to shareholders as of daily record dates and aggregate and pay such distributions quarterly.

From January 1, 2007 through December 31, 2007, with the authority of our board of directors, we declared distributions equal to $0.00170959 per share, per day. Additionally, we have declared distributions equal to $0.00170959 per share, per day for the period from January 1, 2008 through April 30, 2008. The distributions declared were set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends.

Aggregate distributions declared to our shareholders and minority interests related to the years ended December 31, 2007 and 2006 were $80.4 million and $31.0 million, respectively. Our primary sources of funding for our distributions are cash flows from operating activities and distributions from the Core Fund. When analyzing the amount of cash flow available to pay distributions, we also consider the impact of certain other factors, including our practice of financing acquisition fees and other acquisition-related cash flows, which are reductions of cash flows from operating activities in our statements of cash flows. The following table summarizes the primary sources and other factors we considered in our analysis of cash flows available to fund distributions to shareholders and minority interests (amounts are in thousands and are approximate):

	2007	2006

Cash flow from operating activities	$17,190	$7,662
Distributions from the Core Fund(1)	$26,394	$17,069
Distributions from HCB II River LLC(2)	$594	—
Cash acquisition fees(3)	$8,576	$4,008
Acquisition-related items(4)	$11,696	$7,649
Master lease rent receipts(5)	$5,870	—

(1)	Cash distributions declared by the Core Fund during the year ended December 31, 2007 and 2006 are related to our investments in the Core Fund.

(2)	We received distributions related to our interest in HCB II River LLC. These amounts represent distributions received during the year ended December 31, 2007 in excess of our equity in earnings of HCB II River LLC.

(3)	Acquisition fees paid to our Advisor reduce cash flows from operating activities in our consolidated statements of cash flows. However, we fund such payments with offering proceeds and related acquisition indebtedness as such payments are transaction costs associated with our acquisitions of real estate investments. As a result, we considered the payment of acquisition fees in our analysis of cash flow available to pay distributions.

(4)	Acquisition-related items include cash payments to settle net liabilities assumed upon acquisition of properties. These payments reduce cash flows from operating activities in our consolidated statements of cash flows. However, these payments are related to the acquisition, as opposed to the operations, of these properties, and we fund such payments with offering proceeds and acquisition-related indebtedness. As a result, we considered the payment of these items in our analysis of cash flow available to pay distributions.

(5)	Master lease rent receipts include rent payments received related to master leases entered into in conjunction with previous asset acquisitions. In accordance with GAAP, these payments are recorded in cash flows from investing activities in our condensed consolidated statement of cash flows. However, we consider these cash receipts in our analysis of cash flow available to pay distributions.

Additionally, we typically use cash flows from financing activities such as offering proceeds or borrowings, rather than operating cash flows, to pay for deferred leasing costs, such as tenant incentive payments, leasing commissions and tenant improvements. For the years ended December 31, 2007 and 2006, we paid $14.2 million and $2.3 million for deferred leasing costs, respectively, which were reflected as a reduction of cash flows from operating activities in our consolidated financial statements included elsewhere in this Form 10-K.

From our inception to December 31, 2005, we funded distributions payable to shareholders and minority interests in the aggregate amount of $7.6 million with distributions we earned related to our investment in the Core Fund of $8.9 million, partially offset by net cash flow used in operating activities of $3.0 million, adjusted for $2.0 million of cash acquisition fees paid to our Advisor, which were funded out of net offering proceeds, as opposed to being funded from our operations.

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

As noted above in “— General”, debt capital has recently become more expensive and less available as a result of escalating defaults in residential sub-prime mortgages and the current state of the economy, and future potential weakening could negatively impact office fundamentals, potentially resulting in lower occupancy, rental rates and values of our assets. Given those challenges, acquisitions in such an environment may put downward pressure on our distribution payments as a result of potentially lower yields on new investments.

To the extent our distributions exceed our tax-basis earnings and profits, a portion of these distributions will constitute a return of capital for federal income tax purposes. Approximately 46% and 23% of our distributions paid during the years ended December 31, 2007 and 2006, respectively, were taxable to shareholders as ordinary taxable income and the remaining portion was treated as return of capital. We expect that a portion of distributions paid in future years will also constitute a return of capital for federal income tax purposes, primarily as a result of non-cash depreciation deductions.

Results of Operations

Overview

We commenced the Initial Offering in June 2004; however, we did not receive and accept the minimum offering proceeds of $10.0 million until November 23, 2004. Our $28.4 million investment in the Core Fund was our only real estate investment as of December 31, 2004.

During the year ended December 31, 2005, we invested $99.9 million in the Core Fund and acquired direct interests in three office properties with an aggregate acquisition cost of $154.2 million. Accordingly, our results of operations for the year ended December 31, 2005 consisted primarily of organizational and offering expenses, general and administrative expenses and equity in losses of the Core Fund. As of December 31, 2005, the Core Fund owned interests in ten office properties with an aggregate acquisition cost of $1,691.1 million.

During the year ended December 31, 2006, we acquired direct interests in five additional office properties with an aggregate acquisition cost of $680.8 million and invested an additional $209.3 million in the Core Fund. In addition, the Core Fund acquired interests in five additional office properties with an aggregate acquisition cost of $1.2 billion during the year.

During the year ended December 31, 2007, we acquired direct interests in eight additional office properties with an aggregate acquisition cost of over $1.2 billion and invested an additional $58.0 million in the Core Fund. In addition, the Core Fund acquired interests in nine additional office properties with an aggregate acquisition cost of over $1.1 billion during this period. We also acquired a 50% interest in HCB II River, LLC, a joint venture with a Hines affiliate for $28.9 million. As of December 31, 2007, HCB II River LLC, owned one industrial property in Rio de Janeiro, Brazil.

Our results of operations for the years ended December 31, 2007, 2006 and 2005 are not directly comparable as a result of our significant acquisition activity in 2007 and 2006. As discussed below, increases in operating revenues and expenses as well as distributions from the Core Fund are primarily attributable to our direct and indirect real estate acquisitions after December 31, 2005, in addition to the operation of existing properties for the full period. For example, acquisitions made during the year ended December 31, 2007 accounted for approximately 44% of total revenues and 35% of total expenses for the year ended December 31, 2007. Acquisitions made during the year ended December 31, 2006 accounted for approximately 70% of total revenues and 46% of total expenses for the year ended December 31, 2006.

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

Direct Investments

As discussed above, our initial direct property investments were made in June 2005, August 2005, and November 2005. Therefore, we had only limited rental revenues and expenses related to these properties for the year ended December 31, 2005.

Rental revenues for the years ended December 31, 2007 and 2006 were $166.6 million and $61.4 million, respectively. Property-level expenses, property taxes and property management fees for the years ended December 31, 2007 and 2006 were $78.4 million and $28.7 million, respectively. Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $68.2 million and $22.5 million, respectively.

Our Interest in the Core Fund

As of December 31, 2005, we had invested a total of $128.2 million and owned an approximate 26.2% non-managing general partner interest in the Core Fund. Our equity in losses related to our investment in the Core Fund for the year ended December 31, 2005 was approximately $831,000. For the year ended December 31, 2005, the Core Fund had a net loss of $3.1 million on revenues of $200.7 million and included $58.2 million of non-cash depreciation and amortization expenses. The distributions declared by the Core Fund during the year ended December 31, 2005 totaled $8.6 million.

As of December 31, 2006, we had invested a total of $337.6 million and owned a 34.0% non-managing general partner interest in the Core Fund. Our equity in losses related to our investment in the Core Fund for the year ended December 31, 2006 was $3.3 million. For the year ended December 31, 2006, the Core Fund had a net loss of $9.9 million on revenues of $279.9 million and included $87.7 million of non-cash depreciation and amortization expenses. The distributions declared by the Core Fund during the year ended December 31, 2006 totaled $17.1 million.

As of December 31, 2007, we had invested a total of $395.5 million and owned a 32.0% non-managing general partner interest in the Core Fund. Our equity in losses related to our investment in the Core Fund for the year ended December 31, 2007 was $8.7 million. For the year ended December 31, 2007, the Core Fund had a net loss of $26.5 million on revenues of $411.1 million and included $172.0 million of non-cash depreciation and amortization expenses. The distributions declared by the Core Fund during the year ended December 31, 2007 totaled $26.4 million.

Our Interest in HCB II River LLC

As of December 31, 2007, we had a $28.9 million investment, representing a 50.0% non-managing interest in HCB II River LLC. Our equity in earnings related to our investment in HCB II River LLC for the year ended December 31, 2007 was approximately $385,000. For the year ended December 31, 2007, HCB II River LLC had net income of approximately $728,000 on revenues of $3.2 million.

Asset Management and Acquisition Fees

Asset management fees for the years ended December 31, 2007, 2006 and 2005 were $16.4 million, $6.3 million, and $1.7 million, respectively. Increases in asset management fees are the result of our having a larger portfolio of assets under management in each respective year. Acquisition fees for the years ended

December 31, 2007, 2006, and 2005 were $13.6 million, $11.2 million, and $3.5 million, respectively. Increases compared to the prior years are attributable to an increase in investment activity during each respective year.

These amounts include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest. See “Note 6 — Related Party Transactions” in our consolidated financial statements included elsewhere in this Form 10-K for a description of the Participation Interest.

General, Administrative and Other Expenses

General and administrative expenses for the years ended December 31, 2007, 2006 and 2005 were $4.6 million, $2.8 million, and $2.2 million, respectively. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. In addition, as discussed above, our Advisor forgave $1.7 million of advances to us to cover certain corporate-level general and administrative expenses during the year ended December 31, 2005. The increases in general and administrative expenses during the years ended December 31, 2007 and 2006 are primarily due to increased costs of shareholder communications and audit fees as the Company’s activities and shareholder base continue to grow. The Company also incurred additional costs in 2007 related to compliance with the Sarbanes-Oxley Act of 2002.

Derivative Instruments

During the years ended December 31, 2007 and 2006, we entered into several forward interest rate swap transactions with HSH Nordbank. These swap transactions were entered into as economic hedges against the variability of future interest rates on our variable interest rate borrowings with HSH Nordbank. We have not designated any of these contracts as cash flow hedges for accounting purposes.

The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2007 and 2006. The fair value of the interest rate swaps decreased substantially during 2007 as a result of reductions in the underlying interest rates. The loss resulting from the decrease in the fair value of the interest rate swaps for the years ended December 31, 2007 and 2006 of $25.5 million and $5.3 million, respectively (including fees of approximately $731,000 and $862,000 incurred upon entering into these swap transactions respectively), has been recorded in loss on derivative instruments, net in the consolidated statements of operations for the years ended December 31, 2007 and 2006. We will continue to mark the interest rate swap contracts to their estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in the consolidated statements of operations.

The table below provides additional information regarding each of our outstanding interest rate swaps and the fixed effective rates as a result of these agreements of December 31, 2007:

Effective Date	Expiration Date	Notional Amount	Interest Rate
		(In thousands)

August 1, 2006	August 1, 2016	$185,000	5.8575%
January 12, 2007	January 12, 2017	$98,000	5.2505%
May 2, 2007	May 2, 2017	$119,000	5.3550%
July 19, 2007	July 19, 2017	$48,000	5.9800%
August 14, 2007	August 14, 2017	$70,000	6.0300%

In addition to the interest rate contracts described above, we entered into a foreign currency contract in February 2007 related to our acquisition of a property in Toronto, Ontario. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to our equity investment and was settled at the close of this acquisition. As a result of this transaction, we recorded a gain of approximately $939,000, net of fees incurred upon entering into the swap transaction, in loss on derivative instruments, net in our consolidated statement of operations for the year ended December 31, 2007.

Interest Expense

Interest expense for the years ended December 31, 2007, 2006 and 2005 was $47.8 million, $18.3 million and $2.4 million, respectively. The increase in interest expense is primarily due to increased borrowings related to our acquisitions of directly-owned properties and our investments in the Core Fund during 2007. Average debt outstanding during the years ended December 31, 2007, 2006 and 2005 was $848.9 million, $278.1 million and $37.5 million, respectively.

Interest Income

Interest income for the years ended December 31, 2007, 2006 and 2005 was approximately $5.3 million, $1.4 million and $98,000, respectively. The increase in interest income is primarily due to increased cash we held in short-term investments during delays between raising capital and acquiring real estate investments.

Income Tax

The provision for income taxes for the year ended December 31, 2007 was $1.1 million and was primarily related to our property in Toronto, Ontario, which we acquired during 2007.

Income/Loss Allocated to Minority Interests

As of December 31, 2007, 2006, and 2005, Hines REIT owned a 97.6%, 97.4%, and 94.2% interest in the Operating Partnership, respectively, and affiliates of Hines owned the remaining 2.4%, 2.6%, and 5.8% interests, respectively. We allocated income of $1.3 million to the holders of these minority interests for the years ended December 31, 2007. We allocated losses of $429,000 and $635,000 to the holders of these minority interests for the years ended December 31, 2006 and 2005, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2007. Specifically included are our obligations under long-term debt agreements, operating lease agreements and outstanding purchase obligations (in thousands):

	Payments Due by Period
	Less Than			More than
Contractual Obligation	1 Year	1-3 Years	3-5 Years	5 Years	Total

Notes payable(1)	$68,308	$219,831	$533,609	$876,500	$1,698,248
Ground lease obligation	405	831	866	10,339	12,441
Obligation to purchase Raytheon/DirecTV Buildings	120,000	—	—	—	120,000

Total Contractual Obligations	$188,713	$220,662	$534,475	$886,839	$1,830,689

(1)	Notes payable includes principal and interest payments on mortgage agreements outstanding as December 31, 2007. Interest payments due to HSH Nordbank were determined using effective interest rates which were fixed as a result of interest rate swaps. See “Financial Condition, Liquidity and Capital Resources — Debt Financings” for further information.

Recent Developments and Subsequent Events

2555 Grand

On February 29, 2008, we acquired 2555 Grand, a 24-story office building located in the Crown Center submarket of Kansas City, Missouri. 2555 Grand was constructed in 2003 and consists of 595,607 square feet of rentable area that is 100% leased to Shook, Hardy & Bacon L.L.P, an international law firm, under a lease that expires in February 2024. The contract purchase price for 2555 Grand was $155.8 million, exclusive of transaction costs, financing fees and working capital reserves.

The Raytheon/DirecTV Buildings

On March 13, 2008, we acquired the Raytheon/DirecTV Buildings, a complex consisting of two eleven-story office buildings located in the South Bay submarket of El Segundo, California. Raytheon Company, a defense and aerospace systems supplier, leases 100% of the rentable area under a lease that expires in December 2008. DirecTV, a satellite television provider, subleases 205,202 square feet, or approximately 37% of the buildings’ rentable area, under a lease that expires in December 2008. Raytheon has executed a lease for 345,377 square feet, or approximately 63% of the buildings’ rentable area, which commences January 1, 2009, and expires on December 31, 2018. DirecTV has executed a lease for 205,202 square feet, or approximately 37% of the buildings’ rentable area, which commences January 1, 2009, and expires on December 31, 2013. The contract purchase price was $120.0 million.

In connection with our acquisition of the Raytheon/DirecTV Buildings, we assumed a $54.2 million mortgage loan with IXIS Real Estate Capital Inc. The loan bears interest at an effective fixed rate of 5.675%, matures on December 5, 2016 and is secured by the Raytheon/DirecTV Buildings. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is not recourse to Hines REIT.

One North Wacker

On February 22, 2008, the Core Fund entered into a contract to acquire 51-story office building located in the West Loop submarket of the central business district of Chicago, Illinois (“One North Wacker”). One North Wacker consists of approximately 1.4 million square feet and is approximately 98% leased. UBS, a financial institution, leases 452,049 square feet or approximately 33% of the building’s rentable area, under a lease that expires in September 2012. PriceWaterhouseCoopers, an accounting firm, leases 256,477 square feet or approximately 19% of the building’s rentable area, under a lease that expires in October 2013. Citadel, a financial institution, leases 161,488 square feet or approximately 12% of the building’s rentable area, under a lease that expires in August 2012. The contract purchase price of One North Wacker is expected to be approximately $540.0 million, exclusive of transaction costs, financing fees and working capital. There can be no assurances that this acquisition will be consummated.

Williams Tower

On March 18, 2008, we entered into a contract to acquire: (i) Williams Tower, a 65-story office building with an adjacent parking garage located in the Galleria/West Loop submarket of Houston, Texas; (ii) a 47.8% undivided interest in a 2.8-acre park and waterwall adjacent to Williams Tower; and (iii) a 2.3-acre land parcel located across the street from Williams Tower on Post Oak Blvd. The balance of the undivided interest in the park and waterwall is owned by an affiliate of Hines.

Williams Tower was constructed in 1982 and consists of approximately 1.5 million square feet of rentable area that is approximately 91% leased. Transcontinental Gas Pipe Line Corp, a natural gas pipe line operator, leases 250,001 square feet or approximately 16% of the building’s rentable area, under a lease that expires in March 2014 and contains options to renew for three additional five-year periods. Black Box Network Services (formerly known as NextiraOne, LLC), a telecommunications infrastructure provider, leases 186,777 square feet or approximately 12% of the building’s rentable area, under a lease that expires in March 2009. The remaining lease space is leased to 48 tenants, none of which leases more than 10% of the building’s rentable area. Williams Tower is currently managed by Hines. In addition, our headquarters is located in Williams Tower and Hines and its affiliates lease space in Williams Tower. In the aggregate, Hines and its affiliates lease 9% of the building’s net rentable area.

The contract purchase price for Williams Tower is expected to be approximately $271.5 million, exclusive of transaction costs, financing fees and working capital reserves and we expect this acquisition to close on or about May 1, 2008. There can be no assurances that this acquisition will be consummated.

Shareholder Redemption

From January 1, 2008 to March 14, 2008, in accordance with our share redemption plan, we redeemed approximately 789,600 common shares and made corresponding payments totaling $7.5 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares.

Other

From January 1, 2008 through March 14, 2008, we have received gross offering proceeds of $103.6 million from the sale of 9.9 million common shares, including $13.6 million of gross proceeds relating to 1.4 million shares sold under our dividend reinvestment plan. As of March 14, 2008, 839.4 million common shares remained available for sale to the public pursuant to the Current Offering, exclusive of 139.6 million common shares available under our dividend reinvestment plan.

From January 1, 2008 through March 20, 2008, we incurred $63.0 million of additional borrowings under our Revolving Credit Facility all of which was outstanding as of March 20, 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks relating to changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are exposed to both interest rate risk and foreign currency exchange rate risk.

The commercial real estate debt markets have recently been experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. This has resulted in lenders decreasing the availability of debt financing as well as increasing the cost of debt financing. As our existing debt is either fixed rate debt or floating rate debt with a fixed spread over LIBOR, we do not believe that our current portfolio is materially impacted by the current debt market environment. However, should the reduced availability of debt and/or the increased cost of borrowings continue, either by increases in the index rates or by increases in lender spreads, we will need to consider such factors in the evaluation of future acquisitions. For example, during 2007, we borrowed $893.2 million through various secured permanent financing vehicles at a weighted average interest rate of 5.62%. If, in the future, interest rates of these secured permanent financing vehicles increase by 1.0% and we obtained the same level of financing as in 2007, we would incur additional interest charges of $8.9 million annually. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.

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

As of December 31, 2007, we had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate swap agreements. We minimized our credit risk on these transactions by dealing with HSH Nordbank, a major creditworthy financial institution. We believe the likelihood of realized losses from counterparty non-performance is remote.

We are exposed to foreign currency exchange rate variations resulting from the remeasurement and translation of the financial statements of our subsidiaries located in Toronto, Ontario. As of December 31, 2007, we recorded a gain on foreign currency transactions of approximately $134,000 in our consolidated statement of operations and $12.5 million of accumulated other comprehensive income included in our consolidated statement of shareholders’ equity related to our Toronto subsidiaries. Based on the Company’s current operational strategies, management does not believe that variations in the foreign currency exchange rates pose a significant risk to our consolidated results of operations or financial position.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Real Estate Investment Trust, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas
March 27, 2008

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
	(In thousands, except
	per share information)

ASSETS
Investment property, net	$2,051,890	$798,329
Investment in unconsolidated entities	361,157	307,553
Cash and cash equivalents	152,443	23,022
Restricted cash	3,463	2,483
Distributions receivable	6,890	5,858
Interest rate swap contracts	—	1,511
Tenant and other receivables	28,518	5,172
Out-of-market lease assets, net	43,800	36,414
Deferred leasing costs, net	34,954	17,189
Deferred financing costs, net	7,638	5,412
Other assets	12,870	10,719

TOTAL ASSETS	$2,703,623	$1,213,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$66,267	$28,899
Due to affiliates	8,968	8,954
Out-of-market lease liabilities, net	79,465	15,814
Other liabilities	17,128	6,488
Interest rate swap contracts	30,194	5,955
Participation interest liability	26,771	11,801
Distributions payable	24,923	11,281
Notes payable	1,216,631	481,233

Total liabilities	1,470,347	570,425
Minority interest	—	652
Commitments and Contingencies
Shareholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2007 and 2006	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2007 and 2006; 159,409 and 80,217 common shares issued and outstanding as of December 31, 2007 and 2006, respectively	159	80
Additional paid-in capital	1,358,523	692,780
Retained deficit	(137,915)	(50,275)
Accumulated other comprehensive income	12,509	—

Total shareholders’ equity	1,233,276	642,585

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,703,623	$1,213,662

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands, except per share information)

Revenues:
Rental revenue	$166,610	$61,422	$6,005
Other revenue	12,966	2,508	242

Total revenues	179,576	63,930	6,247
Expenses:
Property operating expenses	48,221	17,584	2,184
Real property taxes	25,834	9,624	688
Property management fees	4,374	1,527	167
Depreciation and amortization	68,151	22,478	3,331
Asset management and acquisition fees	29,939	17,559	5,225
Organizational and offering expenses	7,583	5,760	1,736
Reversal of accrued organizational and offering expenses	—	—	(8,366)
General and administrative expenses	4,570	2,819	2,224
Forgiveness of related party payable	—	—	(1,730)

Total expenses	188,672	77,351	5,459

Income (loss) before equity in losses, interest expense, interest income and (income) loss allocated to minority interests	(9,096)	(13,421)	788

Equity in losses of unconsolidated entities, net	(8,288)	(3,291)	(831)
Loss on derivative instruments, net	(25,542)	(5,306)	—
Gain on foreign currency transactions	134	—	—
Interest expense	(47,835)	(18,310)	(2,447)
Interest income	5,321	1,409	98

Loss before income tax expense and (income) loss allocated to minority interests	(85,306)	(38,919)	(2,392)

Provision for income taxes	(1,068)	—	—
(Income) loss allocated to minority interests	(1,266)	429	635

Net loss	$(87,640)	$(38,490)	$(1,757)

Basic and diluted loss per common share:
Loss per common share	$(0.70)	$(0.79)	$(0.16)

Weighted average number common shares outstanding	125,776	48,468	11,061

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

							Accumulated
					Additional		Other	Shareholders’
	Preferred		Common		Paid-In	Retained	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
	(In thousands)

BALANCE, January 1, 2005	—	—	2,073	2	9,715	(10,028)	—	(311)

Issuance of common shares	—	—	20,973	21	207,642	—	—	207,663
Distributions declared	—	—	—	—	(6,637)	—	—	(6,637)
Selling commissions and dealer manager fees	—	—	—	—	(15,055)	—	—	(15,055)
Other offering costs, net	—	—	—	—	4,181	—	—	4,181
Net loss	—	—	—	—	—	(1,757)	—	(1,757)

BALANCE, December 31, 2005	—	—	23,046	23	199,846	(11,785)	—	188,084

Issuance of common shares	—	—	57,422	57	581,948	—	—	582,005
Redemption of common shares	—	—	(251)	—	(2,341)	—	—	(2,341)
Distributions declared	—	—	—	—	(29,840)	—	—	(29,840)
Selling commissions and dealer manager fees	—	—	—	—	(47,220)	—	—	(47,220)
Other offering costs, net	—	—	—	—	(9,613)	—	—	(9,613)
Net loss	—	—	—	—	—	(38,490)	—	(38,490)

BALANCE, December 31, 2006	—	—	80,217	$80	$692,780	$(50,275)	—	$642,585

Issuance of common shares	—	—	80,307	80	834,707	—	—	834,787
Redemption of common shares	—	—	(1,115)	(1)	(10,583)	—	—	(10,584)
Distributions declared	—	—	—	—	(78,493)	—	—	(78,493)
Selling commissions and dealer manager fees	—	—	—	—	(70,938)	—	—	(70,938)
Other offering costs, net	—	—	—	—	(8,950)	—	—	(8,950)
Net loss	—	—	—	—	—	(87,640)	—
Other comprehensive income — Foreign currency Translation adjustment	—	—	—	—	—	—	12,509
Total comprehensive loss	—	—	—	—	—	—	—	(75,131)

BALANCE, December 31, 2007	—	$—	159,409	$159	$1,358,523	$(137,915)	$12,509	$1,233,276

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,640)	$(38,490)	$(1,757)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,599	25,130	4,633
Non-cash compensation expense	28	31	40
Equity in losses of unconsolidated entities	8,288	3,291	831
Distributions received from unconsolidated entities	385	—	—
Income (loss) allocated to minority interests	1,266	(429)	(635)
Accrual of organizational and offering expenses	7,583	5,760	1,736
Gain on foreign currency transactions	(134)	—	—
Loss on derivative instruments	25,542	5,306	—
Reversal of accrual of organizational and offering expenses	—	—	(8,366)
Forgiveness of related party payable	—	—	(1,730)
Net change in operating accounts	(6,727)	7,063	3,473

Net cash provided by (used in) operating activities	17,190	7,662	(1,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	(86,851)	(209,339)	(99,853)
Distributions received from unconsolidated entities in excess of equity in earnings	25,955	14,809	5,278
Investments in property	(1,232,460)	(572,333)	(145,835)
Investments in master leases	(11,537)	—	—
Master lease rent receipts	5,870	—	—
Additions to other assets	(10,000)	(8,858)	(5,027)
Settlement of foreign currency hedge	939	—	—
Increase in restricted cash	(712)	(2,483)	—
Increase (decrease) in acquired out-of-market leases	57,039	(14,483)	(7,132)

Net cash used in investing activities	(1,251,757)	(792,687)	(252,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in escrowed investor proceeds	—	—	100
Increase in escrowed investor proceeds liability	—	—	(100)
Increase (decrease) in unaccepted subscriptions for common shares	(645)	1,157	606
Proceeds from issuance of common stock	797,315	568,465	205,506
Redemptions of common shares	(10,584)	(2,341)	—
Payments of selling commissions and dealer manager fees	(71,218)	(47,444)	(14,283)
Payments of organizational and offering expenses	(19,304)	(17,497)	(6,000)
Proceeds from advances from affiliate	—	1,602	2,173
Payment on advances from affiliate	—	(2,685)	(375)
Distributions paid to shareholders and minority interests	(29,324)	(9,372)	(2,242)
Proceeds from notes payable	1,279,915	805,220	222,600
Payments on notes payable	(578,773)	(488,120)	(147,700)
Increase in security deposit liability, net	22	11	—
Additions to deferred financing costs	(3,400)	(6,243)	(1,321)
Payments related to forward interest swaps	(731)	(862)	—

Net cash provided by financing activities	1,363,273	801,891	258,964

Effect of exchange rate changes on cash	715	—	—

Net change in cash and cash equivalents	129,421	16,866	4,620
Cash and cash equivalents, beginning of year	23,022	6,156	1,536

Cash and cash equivalents, end of year	$152,443	$23,022	$6,156

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

The following table summarizes the activity from our offerings through December 31, 2004 and for each of the years ended December 31, 2005 through 2007 (in millions):

	Initial Public Offering				Current Public Offering				All Offerings
Year Ended	# of Shares		Proceeds		# of Shares		Proceeds		# of Shares	Proceeds

December 31, 2004	2.1		$20.6		—		$—		2.1	$20.6
December 31, 2005	21.0	(1)	207.7	(1)	—		—		21.0	207.7
December 31, 2006	30.1	(2)	299.2	(2)	27.3	(2)	282.7	(2)	57.4	581.9
December 31, 2007	—		—		80.3	(3)	834.8	(3)	80.3	834.8

Total	53.2		$527.5		107.6		$1,117.5		160.8	$1,645.0

(1)	Amounts include $2.1 million of gross proceeds relating to approximately 223,000 shares issued under our dividend reinvestment plan.

(2)	Amounts include $13.5 million of gross proceeds relating to 1.4 million shares issued under our dividend reinvestment plan.

(3)	Amounts include $37.4 million of gross proceeds relating to 3.8 million shares issued under our dividend reinvestment plan.

As of December 31, 2007, $929.3 million in common shares remained available for sale pursuant to our Current Offering, exclusive of $153.2 million in common shares available under our dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of December 31, 2007 and 2006, Hines REIT owned a 97.6% and 97.4%, respectively, general partner interest in the Operating Partnership.

From January 1 through March 14, 2008, Hines REIT received gross offering proceeds of $103.6 million from the sale of 9.9 million common shares, including $13.6 million relating to 1.4 million shares sold under Hines REIT’s dividend reinvestment plan. As of March 14, 2008, 839.4 million common shares remained

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available for sale to the public pursuant to the Offering, exclusive of 139.6 million common shares available under the dividend reinvestment plan.

Minority Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.7% and 1.3% interest in the Operating Partnership as of December 31, 2007 and 2006, respectively. As a result of HALP Associates Limited Partnership’s (“HALP”) ownership of the Participation Interest (see Note 6), HALP’s percentage ownership in the Operating Partnership was 1.7% and 1.3% as of December 31, 2007 and 2006, respectively.

Investment Property

As of December 31, 2007, the Company owned interests in 39 office properties located throughout the United States, one mixed-use office and retail complex in Toronto, Ontario and one industrial property in Rio de Janeiro, Brazil. The Company’s interests in 24 of these properties are owned indirectly through the Company’s investment in the Core Fund (as defined in Note 3). As of December 31, 2007 and 2006, the Company owned an approximate 32.0% and 34.0% non-managing general partner interest in the Core Fund, respectively. See further discussion in Note 3.

On February 29, 2008, the Company acquired a direct investment in an office property located in Kansas City, Missouri and on March 13, 2008, the Company acquired a direct investment in an office complex located in El Segundo, California (see Note 10).

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

The Company evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, and American Institute of Certified Public Accountants’ Statement of Position 78-9 (“SOP 78-9”), Accounting for Investments in Real Estate Ventures, as amended by Emerging Issues Task Force No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. In accordance with this accounting literature, the Company will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Company will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises significant control over major operating decisions through

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

On June 28, 2007, the Company invested $28.9 million into HCB II River, LLC, a joint venture it created with HCB Interests II LP (“HCB”). On July 2, 2007, the joint venture acquired Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil for $103.7 million Brazilian real ($53.7 million USD as of July 2, 2007). The Company owns a 50% interest in Distribution Park Rio as a result of its investment in the joint venture. The Company concluded that the joint venture does not meet the definition of a variable interest entity under FIN 46R. Further, as neither the Company nor HCB has a controlling interest in the joint venture or any special or disproportionate voting or participation rights, consolidation is not required under SOP 78-9. Therefore, the Company accounts for its interest in the joint venture as an equity method investment. See Note 3 for additional details regarding the joint venture.

Reportable Segments

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As described above, the Company owned interests in 40 office properties and one industrial property as of December 31, 2007. The Company’s investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. The Company has determined it has two reportable segments: one with activities related to investing in office properties and one with activities related to investing in industrial properties. The Company’s office properties have similar economic characteristics, tenants, and products and services. As such, all of the Company’s 40 office properties have been aggregated into one reportable segment for the years ended December 31, 2007, 2006 and 2005.

The Company accounts for its ownership interest in HCB II River, LLC using the equity method of accounting for investments. As such, the activities of the industrial property are reflected in investments in unconsolidated entities in the consolidated balance sheet and equity in losses of unconsolidated entities in the consolidated statement of operations. See “Investments in Unconsolidated Entities” in Note 3 for additional discussion.

The Company’s investments in office properties generate rental revenue and other income through the leasing of office properties, which constituted 100% of the Company’s total consolidated revenues for the year ended December 31, 2007.

Comprehensive Loss

The Company reports comprehensive loss in its consolidated statements of shareholders’ equity. Comprehensive loss was $75.1 million for the year ended December 31, 2007 resulting from the Company’s net loss of $87.6 million offset by its foreign currency translation adjustment of $12.5 million. See “International Operations” below for additional information.

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

Investment Property

Real estate assets the Company owns directly are stated at cost less accumulated depreciation, which in the opinion of management, does not exceed the individual property’s fair value. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized. Maintenance and repair costs are expensed as incurred.

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At December 31, 2007, management believes no such impairment has occurred.

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

Acquired above-and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases. Should a tenant terminate

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

Acquired above- and below-market ground lease values are recorded based on the difference between the present values (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases. The capitalized above- and below-market lease values are amortized as adjustments to ground lease expense over the lease term.

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

Restricted Cash

As of December 31, 2007 and 2006, the Company had restricted cash of $3.5 million and $2.5 million, respectively, related to certain escrows required by one or more of the Company’s mortgage agreements.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tenant inducement amortization was approximately $2.0 million and $685,000 for the years ended December 31, 2007 and 2006, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $709,000 and $137,000 as amortization expense related to other direct leasing costs for the years ended December 31, 2007 and 2006, respectively.

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to funding $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods. No such costs were paid prior to December 31, 2007, therefore the entire amount was recorded in accounts payable and accrued expenses in the accompanying balance sheets as of December 31, 2007.

Derivative Instruments

During the years ended December 31, 2007 and 2006, the Company entered into several forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of these contracts as cash flow hedges for accounting purposes.

The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2007 and 2006. The loss resulting from the decrease in the fair value of the interest rate swaps for the years ended December 31, 2007 and 2006 of $25.5 million and $5.3 million, respectively (including fees of approximately $731,000 and $862,000 incurred upon entering into these swap transactions, respectively), has been recorded in loss on derivative instruments, net in the consolidated statements of operations for the years ended December 31, 2007 and 2006. The Company will mark the interest rate swap contracts to their estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in the consolidated statements of operations.

The table below provides additional information regarding each of the Company’s outstanding interest rate swaps as of December 31, 2007:

Effective Date	Expiration Date	Notional Amount	Interest Rate
		(In thousands)

August 1, 2006	August 1, 2016	$185,000	5.8575%
January 12, 2007	January 12, 2017	98,000	5.2505%
May 2, 2007	May 2, 2017	119,000	5.3550%
July 19, 2007	July 19, 2017	48,000	5.9800%
August 14, 2007	August 14, 2017	70,000	6.0300%

In addition to the interest rate contracts described above, the Company entered into a foreign currency contract in February 2007 related to its acquisition of a property in Toronto, Ontario. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to the Company’s equity investment and was settled at the close of this acquisition. As a result of this transaction, the Company recorded a gain of approximately $939,000, net of fees incurred upon entering into the swap transaction, in loss on derivative instruments in its consolidated statement of operations for the year ended December 31, 2007.

Deferred Financing Costs

Deferred financing costs as of December 31, 2007 and 2006 consist of direct costs incurred in obtaining debt financing (see Note 4). These costs are being amortized into interest expense on a straight-line basis,

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2007 and 2006, approximately $1.2 million and $967,000, respectively, of deferred financing costs were amortized and recorded in interest expense in the accompanying consolidated statements of operations.

Other Assets

Other assets includes the following as of December 31, 2007 and 2006 (in thousands):

	December 31,	December 31,
	2007	2006

Property acquisition escrow deposit	$10,000	$8,858
Prepaid insurance	1,056	353
Mortgage loan deposits	904	924
Other	910	584

Total	$12,870	$10,719

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

As of December 31, 2006 and 2005, the Advisor had incurred on behalf of the Company organizational and offering costs related to the Initial Offering of $43.3 million and $36.8 million, respectively (of which $23.0 million and $20.4 million as of December 31, 2005 and 2004, respectively, relates to the Advisor or its affiliates). These amounts include $24.2 million and $21.3 million as of December 31, 2006 and 2005, respectively, of organizational and internal offering costs, and $19.1 million and $15.5 million as of December 31, 2006 and 2005, respectively, of third-party offering costs, such as legal and accounting fees and printing costs. The initial offering was terminated in June 2006.

As described above, the Company’s obligation to reimburse the Advisor for organizational and offering costs related to the Initial Offering was limited by the amount of gross proceeds raised from the sale of the Company’s common shares in the Initial Offering. Amounts of organizational and offering costs recorded in the Company’s financial statements in periods ending on or before June 30, 2006 were based on estimates of gross proceeds to be raised through the end of the Initial Offering period. Such estimates were based on highly subjective factors including the number of retail broker-dealers signing selling agreements with the Company’s Dealer Manager, Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”), anticipated market share penetration in the retail broker-dealer network and the Dealer Manager’s best estimate of the growth rate in sales. Based on actual gross Offering proceeds raised through December 31, 2005 and management’s then-current estimate of future sales of the Company’s common shares through the end of the Initial Offering, management determined that the Company would not be obligated to reimburse the Advisor for approximately $13.7 million of organizational and offering costs, which were recorded by the Company prior to March 31, 2005. Such accruals were reversed in the Company’s consolidated financial statements as of December 31, 2005 and as a result, the Company reversed organizational and offering expenses of approximately $8.4 million in the accompanying consolidated statement of operations and a reduction of other offering costs, net of

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $5.3 million in the accompanying consolidated statement of shareholders’ equity for the year then ended.

Based on actual gross proceeds raised in the Initial Offering, the total amount of organizational and offering costs the Company was obligated to reimburse the Advisor related to the Initial Offering is $16.0 million. As a result of amounts recorded in prior periods, during the year ended December 31, 2006, organizational and internal offering costs related to the Initial Offering totaling $1.0 million incurred by the Advisor were expensed and included in the accompanying consolidated statements of operations and third-party offering costs related to the Initial Offering of $2.0 million were offset against additional paid-in capital in the accompanying consolidated statement of shareholders’ equity. During the year ended December 31, 2006, organizational and internal offering costs related to the Initial Offering totaling $1.9 million and third-party offering costs related to the Initial Offering totaling $1.5 million were incurred by the Advisor but were not recorded in the consolidated financial statements because the Company was not obligated to reimburse the Advisor for these costs.

For the year ended December 31, 2005, organizational and internal offering costs related to the Initial Offering of $1.5 million were expensed and included in the accompanying consolidated statement of operations, and third-party offering costs of $1.1 million were offset against additional paid-in capital on the accompanying consolidated statement of shareholders’ equity. For the year ended December 31, 2005, organizational and offering costs related to the Initial Offering totaling $10.2 million incurred by the Advisor (including $5.0 million of organizational and internal offering costs and $5.2 million of third-party offering costs) were not recorded in the accompanying consolidated financial statements because management determined that the Company would not be obligated to reimburse the Advisor for these costs.

Current Offering

The Company commenced the Current Offering on June 19, 2006. Certain organizational and offering costs associated with the Current Offering have been paid by the Advisor on the Company’s behalf. Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manager fees, do not exceed 15% of gross proceeds from the Current Offering. As of December 31, 2007, 2006 and 2005, the Advisor had incurred on the Company’s behalf organizational and offering costs in connection with the Current Offering of $29.1 million, $12.6 million and $1.5 million, respectively (of which approximately $12.1 million, $4.7 million and $256,000, respectively relates to the Advisor or its affiliates). These amounts include approximately $7.6 million, $4.7 million and $256,000 of internal offering costs, which have been expensed in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, $9.0 million and $7.6 million of third-party offering costs for the years ended December 31, 2007 and 2006, respectively, have been offset against net proceeds of the Current Offering within additional paid-in capital.

Third Offering

Our Current Offering will terminate on June 19, 2008, pursuant to the terms of the offering. Accordingly, the Company expects to commence a follow-on offering on or about June 20, 2008 (the “Third Offering”). During the year ended December 31, 2007, the Advisor incurred approximately $394,000 of organizational and offering costs related to the Third Offering. Pursuant to the anticipated terms of the Third Offering, the Company is not expected to be obligated to reimburse the Advisor for these costs. Additionally, the Advisor is not a shareholder of the Company. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $12.7 million and $3.4 million as of December 31, 2007 and 2006, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement and are included in other revenue in the accompanying consolidated statements of operations.

Stock-based Compensation

Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock annually. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (as amended) (“SFAS No. 123R”), the Company recognizes the expense related to these shares over the vesting period. During each of the years ended December 31, 2007, 2006 and 2005, the Company granted 3,000 restricted shares of common stock to its independent board members. For the years ended December 31, 2007, 2006 and 2005, the Company amortized approximately $28,000, $31,000 and $40,000 of related compensation expense, respectively. Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

Hines REIT made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2004. In addition, as of December 31, 2007 and 2006 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2007, 2006 and 2005 in the accompanying consolidated financial statements.

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

Due to the acquisition of Atrium on Bay, a mixed use office and retail complex located in Toronto, Ontario, the Company has recorded a provision for Canadian income taxes of $1.0 million for the year ended December 31, 2007 in accordance with Canadian tax laws and regulations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN 48 requires that a determination be made as to

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether it is more likely than not that a tax position taken, based on the technical merits, will be sustained upon examination. If the more likely than not threshold is met, the related tax position must be measured to determine the amount of provision or benefit, if any, to recognize in the financial statements. The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states, Canada and Brazil. Tax years 2004 through 2006 remain subject to potential examination by certain federal and state taxing authorities. No income tax examinations are currently in process. The Company has reviewed our current tax positions and believe our positions will be sustained on examination. The adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements. The Company classifies interest and penalties related to underpayment of income taxes as income tax expense.

As of December 31, 2007, the Company had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Per Share Data

Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Loss per common share on a basic and diluted basis are the same because the Company has no potential dilutive common shares outstanding.

Fair Value of Financial Instruments

Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 2007 and 2006. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2007 and 2006, management estimated that the carrying value of cash and cash equivalents, restricted cash, distributions receivable, accounts receivable, accounts payable and accrued expenses and distributions payable were recorded at amounts which reasonably approximated fair value. The primary factor in determining the fair value of the financial statement items listed above was the short-term nature of the items.

As of December 31, 2006, management estimated the carrying value of notes payable of $481.2 million approximated fair value due to the fact that most of the outstanding notes payable contained variable interest rates based on LIBOR. As of December 31, 2007, management estimated that the fair value of notes payable, which had a carrying value of $1,216.6 million, was $1,212.4 million. The fair value of notes payable was determined based upon interest rates available for the issuance of debt with similar securities.

Asset Retirement Obligations

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. This legal obligation is absolute, despite the uncertainty regarding the timing and/or method of settlement. In addition, the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through normal operation of the asset. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Pursuant to FIN No. 47, the Company has determined that it meets the

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria for recording a liability and has recorded an asset retirement obligation aggregating approximately $327,000 as of December 31, 2007, which is included in other liabilities in the consolidated balance sheet.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. The Company will be required to disclose the methodology used to determine fair value, the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has adopted this standard effective January 1, 2008 and does not expect it to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have adopted this standard effective January 1, 2008 and have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption; however, we do reserve the right to elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Management expects SFAS No. 141R could have a material impact if it is determined that real estate acquisitions fall under the definition of business combinations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Management is currently assessing the impact of SFAS No. 160 on the Company’s consolidated statement of operations.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments

The following table provides summary information regarding the properties in which the Company owned interests as of December 31, 2007. All assets which are 100% owned by the Company are referred to as “directly-owned properties”. All other properties are owned indirectly through the Company’s investments in Hines U.S. Core Office Fund, L.P. (the “Core Fund”) and HCB II River LLC as discussed below.

Direct Investments

		Leasable	Percent	Our Effective
Property	City	Square Feet	Leased	Ownership(1)
		(Unaudited)

321 North Clark	Chicago, Illinois	885,664	99%	100%
Citymark	Dallas, Texas	220,079	100%	100%
JPMorgan Chase Tower	Dallas, Texas	1,242,590	91%	100%
Watergate Tower IV	Emeryville, California	344,433	100%	100%
One Wilshire	Los Angeles, California	661,553	99%	100%
3 Huntington Quadrangle	Melville, New York	407,731	87%	100%
Airport Corporate Center	Miami, Florida	1,021,397	90%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	766,240	85%	100%
3400 Data Drive	Rancho Cordova, California	149,703	100%	100%
Daytona Buildings	Redmond, Washington	251,313	93%	100%
Laguna Buildings	Redmond, Washington	464,701	100%	100%
1515 S Street	Sacramento, California	348,881	100%	100%
1900 and 2000 Alameda	San Mateo, California	253,377	96%	100%
Seattle Design Center	Seattle, Washington	390,684	84%	100%
5th and Bell	Seattle, Washington	197,135	98%	100%
Atrium on Bay	Toronto, Ontario	1,070,287	95%	100%

Total for Directly-Owned Properties		8,675,768	94%

Indirect Investments
Core Fund Investment
One Atlantic Center	Atlanta, Georgia	1,100,312	84%	27.47%
The Carillon Building	Charlotte, North Carolina	470,726	100%	27.47%
Charlotte Plaza	Charlotte, North Carolina	625,026	97%	27.47%
Three First National Plaza	Chicago, Illinois	1,419,978	94%	21.97%
333 West Wacker	Chicago, Illinois	845,194	87%	21.92%
One Shell Plaza	Houston, Texas	1,228,160	98%	13.73%
Two Shell Plaza	Houston, Texas	566,982	95%	13.73%
425 Lexington Avenue	New York, New York	700,034	100%	12.98%
499 Park Avenue	New York, New York	288,722	100%	12.98%
600 Lexington Avenue	New York, New York	283,311	95%	12.98%
Renaissance Square	Phoenix, Arizona	965,508	95%	27.47%
Riverfront Plaza	Richmond, Virginia	949,791	100%	27.47%
Johnson Ranch Corporate Center	Roseville, California	179,990	76%	21.92%
Roseville Corporate Center	Roseville, California	111,418	94%	21.92%
Summit at Douglas Ridge	Roseville, California	185,128	85%	21.92%
Olympus Corporate Center	Roseville, California	191,494	59%	21.92%
Douglas Corporate Center	Roseville, California	214,606	85%	21.92%
Wells Fargo Center	Sacramento, California	502,365	93%	21.92%
525 B Street	San Diego, California	447,159	90%	27.47%
The KPMG Building	San Francisco, California	379,328	100%	27.47%
101 Second Street	San Francisco, California	388,370	100%	27.47%
720 Olive Way	Seattle, Washington	300,710	93%	21.92%
1200 19th Street	Washington, D.C.	328,154 (2)	28%	12.98%
Warner Center	Woodland Hills, California	808,274	97%	21.92%

Total for Core Fund Properties		13,480,740	92%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	693,115	100%	50%

Total for All Properties		22,849,623	93%

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2007, Hines REIT owned a 97.6% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.4% interest in the Operating Partnership. Our interest in Distribution Park Rio is owned through our investment in a joint venture with a Hines affiliate. We own interests in all of the properties other than those identified above as being owned 100% by us and Distribution Park Rio through our interest in the Core Fund, in which we owned an approximate 32.0% non-managing general partner interest as of December 31, 2007. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 85.9%.

(2)	This square footage amount includes three floors which are being added to the building and are currently under construction. The construction is expected to be completed in 2009.

Direct real estate investments

Investment property consisted of the following as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006

Buildings and improvements, net	$1,449,146	$511,961
In-place leases, net	252,966	120,765
Land	349,778	165,603

Investment property, net	$2,051,890	$798,329

Summarized below is certain information about the 16 office properties the Company owned directly as of December 31, 2007:

			Date Built/
City	Property	Date Acquired	Renovated(1)
			(Unaudited)

San Mateo, California	1900 and 2000 Alameda	June 2005	1983, 1996	(2)
Dallas, Texas	Citymark	August 2005	1987
Sacramento, California	1515 S Street	November 2005	1987
Miami, Florida	Airport Corporate Center	January 2006	1982-1996	(3)
Chicago, Illinois	321 North Clark	April 2006	1987
Rancho Cordova, California	3400 Data Drive	November 2006	1990
Emeryville, California	Watergate Tower IV	December 2006	2001
Redmond, Washington	Daytona Buildings	December 2006	2002
Redmond, Washington	Laguna Buildings	January 2007	1960-1999	(4)
Toronto, Ontario	Atrium on Bay	February 2007	1984
Seattle, Washington	Seattle Design Center	June 2007	1973, 1983	(5)
Seattle, Washington	5th and Bell	June 2007	2002
Melville, New York	3 Huntington Quadrangle	July 2007	1971
Los Angeles, California	One Wilshire	August 2007	1966
Minneapolis, Minnesota	Minneapolis Office/Flex Portfolio	September 2007	1986-1999	(6)
Dallas, Texas	JPMorgan Chase Tower	November 2007	1987

(1)	The date shown reflects the later of the building’s construction completion date or the date of the building’s most recent renovation.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	1900 Alameda was constructed in 1971 and substantially renovated in 1996; 2000 Alameda was constructed in 1983.

(3)	Airport Corporate Center consists of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land development site.

(4)	The Laguna Buildings consists of six buildings constructed between 1960 and 1999.

(5)	Seattle Design Center consists of two-story office buildings constructed in 1973 and a five-story office building with an underground garage constructed in 1983.

(6)	The Minneapolis Office/Flex Portfolio consists of nine buildings constructed between 1986 and 1999.

As of December 31, 2007, accumulated depreciation and amortization of the Company’s investment property and related intangibles was as follows (in thousands):

	Buildings and	In-Place	Out-of-Market	Out-of-Market
	Improvements	Leases	Lease Assets	Lease Liabilities

Cost	$1,481,541	$302,530	$52,450	$91,455
Less: accumulated depreciation and amortization	(32,395)	(49,564)	(8,650)	(11,990)

Net	$1,449,146	$252,966	$43,800	$79,465

As of December 31, 2006, accumulated depreciation and amortization of the Company’s investment property and related intangibles was as follows (in thousands):

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases

Cost	$519,843	$137,344	$40,267	$19,046
Less: accumulated depreciation and amortization	(7,882)	(16,579)	(3,853)	(3,232)

Net	$511,961	$120,765	$36,414	$15,814

Amortization expense was $43.0 million, $15.0 million, and $2.8 million for in-place leases for the years ended December 31, 2007, 2006, and 2005, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of $3.2 million for the year ended December 31, 2007. Amortization of out-of-market leases, net, was a decrease to rental revenue of approximately $263,000 and $752,000 for the years ended December 31, 2006 and 2005, respectively. For the properties acquired during 2007, the weighted average lease life of in-place and out-of-market leases was between three and seven years.

Anticipated amortization of in-place leases, out-of-market leases, net, and out-of-market ground leases for each of the following five years ended December 31 is as follows (in thousands):

	In-Place	Out-of-Market
	Leases	Leases, Net

2008	$54,700	$9,266
2009	46,948	6,997
2010	38,824	6,032
2011	32,663	5,472
2012	23,475	4,506

In connection with its direct investments, the Company has entered into non-cancelable lease agreements with tenants for office and retail space. As of December 31, 2007, the approximate fixed future minimum

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rentals for each of the years ending December 31, 2008 through 2012 and thereafter were as follows (in thousands):

Fixed Future
Minimum Rentals

2008	$166,725
2009	161,203
2010	141,907
2011	128,961
2012	104,840
Thereafter	327,323

Total	$1,030,959

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services. The fixed future minimum rentals expected to be received for such services for each of the years ended December 31, 2008 through December 31, 2012 and for the period thereafter are $2.5 million, $1.9 million, $1.6 million, $1.3 million, $683,000 and $633,000, respectively. The Company has outsourced the provision of these services to a tenant in the same building, to whom it pays fees for the provision of such services.

During the year ended December 31, 2007 no tenant leased space representing more than 10% of the total rental revenue of the Company.

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

One of the Company’s properties is subject to a ground lease, which expires on March 31, 2032. Although the lease provides for increases in payments over the term of the lease, ground rent expense accrues on a straight-line basis. The fixed future minimum ground lease payments for each of the years ended December 31, 2008 through December 31, 2012 and for the period thereafter are approximately $405,000, $412,000, $420,000, $428,000, $438,000 and $10.3 million, respectively. Ground lease expense for the year ended December 31, 2007 was approximately $286,000.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Unconsolidated Entities

The Company owns indirect interests in real estate through its investments in the Core Fund and HCB II River LLC (see below for further detail). The carrying values of its investments in these entities as of December 31, 2007 and 2006, respectively, are as follows (in thousands):

	December 31, 2007	December 31, 2006

Investment in Hines U.S. Core Office Fund, L.P.	$330,441	$307,553
Investment in HCB II River LLC	30,716	—

Total investments in unconsolidated entities	$361,157	$307,553

The equity in earnings (losses) of the Company’s unconsolidated entities for the years ended December 31, 2007, 2006 and 2005, respectively, was as follows (in thousands):

	Year-Ended	Year-Ended	Year-Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Equity in losses of Hines U.S. Core Office Fund, L.P.	$(8,673)	$(3,291)	$(831)
Equity in earnings of HCB II River LLC	385	—	—

Total equity in losses of unconsolidated entities	$(8,288)	$(3,291)	$(831)

Investment in Hines U.S. Core Office Fund, L.P.

The Core Fund is a partnership organized in August 2003 by Hines to invest in existing core office properties in the United States that Hines believes are desirable long-term core holdings. The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place. During the year ended December 31, 2006, the Company acquired additional interests in the Core Fund totaling $209.3 million. The Company acquired the interests from affiliates of Hines at the same price at which the affiliates originally acquired the interests (in the form of limited partnership interests). The Company owned an approximate 34.0% non-managing general partner interest in the Core Fund as of December 31, 2006, which owned interests in 15 office properties throughout the United States.

The Company acquired additional interests in the Core Fund totaling $58.0 million during the year ended December 31, 2007 and owned an approximate 32.0% non-managing general partner interest in the Core Fund as of December 31, 2007. The Core Fund acquired interests in nine additional properties located in Charlotte, North Carolina, Sacramento, California, Roseville, California and Phoenix, Arizona during 2007.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated condensed financial information of the Core Fund is summarized below:

Consolidated Condensed Balance Sheets of the Core Fund
as of December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
	(In thousands)

ASSETS
Cash	$112,211	$67,557
Investment property, net	3,481,975	2,520,278
Other assets	351,577	305,027

Total Assets	$3,945,763	$2,892,862

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$2,313,895	$1,571,290
Other liabilities	264,705	157,248
Minority interest	426,128	341,667
Partners’ capital	941,035	822,657

Total Liabilities and Partners’ Capital	$3,945,763	$2,892,862

Consolidated Condensed Statements of Operations of the Core Fund
For the Years Ended December 31, 2007, 2006 and 2005

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Revenues, other income and interest income	$423,997	$281,795	$201,604
Operating expenses	(179,198)	(128,645)	(92,530)
Interest expense	(104,587)	(68,260)	(47,272)
Depreciation and amortization	(172,045)	(87,731)	(58,219)
Income tax expense	(578)	—	—
Loss (income) allocated to minority interest	5,924	(7,073)	(6,660)

Net (loss) income	$(26,487)	$(9,914)	$(3,077)

Of the total rental revenue of the Core Fund for the year ended December 31, 2007, approximately 10% was earned from one tenant that provides legal services, and whose lease expires on September 30, 2018. No other tenant leased space representing more than 10% of the total rental revenue for the year ended December 31, 2007.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No other tenant leased space representing more than 10% of the total rental revenue for the year ended December 31, 2006.

Of the total rental revenue of the Core Fund for the year ended December 31, 2005, approximately:

•	15% was earned from two affiliated tenants in the oil and gas industry, whose leases expire on December 31, 2015; and

•	38% was earned from several tenants in the legal services industry, whose leases expire at various times during the years 2007 through 2027.

No other tenant leased space representing more than 10% of the total rental revenue for the year ended December 31, 2005.

Investment in HCB River II LLC

As described in Note 2, the Company has a $28.9 million investment in HCB River II LLC, a joint venture it created with HCB on June 28, 2007. On July 2, 2007, the joint venture acquired Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. The Property consists of four industrial buildings that were constructed in 2001-2007. The buildings contain 693,115 square feet of rentable area that is 100% leased. The Company owns a 50% indirect interest in Distribution Park Rio through its investment in the joint venture.

HCB is the managing member responsible for day-to-day operations of the joint venture. However, the Company has various approval rights and must approve certain major decisions of the joint venture including, but not limited to: the direct or indirect sale of any interest in Distribution Park Rio; any financing or other indebtedness incurred by the joint venture and the creation of any lien or encumbrance on Distribution Park Rio; annual plans and budgets for the joint venture and Distribution Park Rio; and any new leases at Distribution Park Rio.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Debt Financing

The following table includes all of the Company’s outstanding notes payable as of December 31, 2007 and December 31, 2006 (in thousands, except interest rates). Additional information regarding general terms and conditions of each of the Company’s notes payable follows the table:

					Principal		Principal
					Outstanding at		Outstanding at
	Origination	Maturity	Interest		December 31,		December 31,
Description	Date	Date	Rate		2007		2006

SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		$90,039	(4)	$89,233
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000	(6)	45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		193,686	(3)	—
The Prudential Insurance Company of America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500		—
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	%(2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	%(2)	98,000		—
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550	%(2)	119,000		—
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800	%(2)	48,000		—
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2007	8/14/2017	6.0300	%(2)	70,000		—
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/Minneapolis Office/Flex Portfolio	12/20/2007	12/20/2012	5.70%		205,000		—
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	9/9/2005	10/31/2009	Variable(1)		—		162,000
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		3,406	(5)	—

					$1,216,631		$481,233

(1)	The weighted average interest rate on outstanding borrowings under this facility was 6.73% as of December 31, 2006.

(2)	We entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate.

(3)	We entered into mortgage financing in connection with our acquisition of Atrium on Bay. The mortgage agreement provided for an interest only loan with a principal amount of $190.0 million Canadian dollars as of December 31, 2007. This amount was translated to U.S. dollars at a rate of $1.0194 as of December 31, 2007.

(4)	This mortgage is an interest-only loan in the principal amount of $91.0 million, which we assumed in connection with our acquisition of Airport Corporate Center. At the time of acquisition, the fair value of this mortgage was estimated to be $88.5 million, resulting in a premium of $2.5 million. The premium is being amortized over the term of the mortgage.

(5)	Note with Citicorp Vendor Finance Ltd. related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $1.0194 as of December 31, 2007.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	We entered into mortgage financing in connection with our acquisition of 1515 S. Street. The mortgage agreement provided for an interest only loan with a principal amount of $45.0 million.

Revolving Credit Facility with KeyBank National Association

The Company is party to a credit agreement with KeyBank National Association (“KeyBank”), as administrative agent for itself and various other lenders named in the credit agreement, which provides for a revolving credit facility (the “Revolving Credit Facility”) with maximum aggregate borrowing capacity of up to $250.0 million. The Company established this facility to repay certain bridge financing incurred in connection with certain of its acquisitions and to provide a source of funds for future real estate investments and to fund its general working capital needs.

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

In addition to customary covenants and events of default, the Revolving Credit Facility provides that it shall be an event of default under the agreement if the Company’s Advisor ceases to be controlled by Hines or if Hines ceases to be majority-owned and controlled, directly or indirectly, by Jeffrey C. Hines or certain members of his family. The amounts outstanding under this facility are secured by a pledge of the Operating Partnership’s equity interests in entities that directly or indirectly hold real property assets, including the Company’s interest in the Core Fund, subject to certain limitations and exceptions. The Company has entered into a subordination agreement with Hines and the Company’s Advisor, which provides that the rights of Hines and the Advisor to be reimbursed by the Company for organizational and offering and other expenses are subordinate to the Company’s obligations under the Revolving Credit Facility. The Company has complied with all covenants of the Revolving Credit Facility as of December 31, 2007.

HSH Pooled Mortgage Facility

On August 1, 2006 (as amended on January 19, 2007), certain of the Company’s subsidiaries entered into a credit agreement with HSH Nordbank AG, New York Branch (“HSH Nordbank”) providing for a secured credit facility in the maximum principal amount of $520.0 million (the “HSH Credit Facility”), subject to certain borrowing limitations. The total borrowing capacity under the HSH Credit Facility was based upon a percentage of the appraised values of the properties that we selected to serve as collateral under this facility, subject to certain debt service coverage limitations. Amounts drawn under the HSH Credit Facility bear interest at variable interest rates based on one-month LIBOR plus an applicable margin. The Company purchased interest rate protection in the form of interest rate swap agreements prior to borrowing any amounts under the HSH Credit Facility to secure it against fluctuations of LIBOR. Loans under the HSH Credit Facility may be prepaid in whole or in part, subject to the payment of certain prepayment fees and breakage costs. As of December 31, 2007, the Company had $520.0 million outstanding under the HSH Credit Facility, therefore it has no remaining borrowing capacity under this credit facility.

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

The HSH Credit Facility provides that an event of default will exist if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

day-to-day operations of Hines REIT. The HSH Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. The Company has complied with all covenants of the HSH Credit Facility as of December 31, 2007.

Secured Mortgage Facility with Metropolitan Life Insurance Company

On December 20, 2007, a subsidiary of the Operating Partnership entered into a credit agreement with Metropolitan Life Insurance Company (“Met Life”), which provides a secured credit facility to the borrower and certain of our subsidiaries in the maximum principal amount of $750.0 million (the “Met Life Credit Facility”), subject to certain borrowing limitations. Borrowings under the Met Life Credit Facility may be drawn at any time until December 20, 2009, subject to the approval of Met Life. Such borrowings will be in the form of interest-only loans with fixed rates of interest which will be negotiated separately for each borrowing and will have terms of five to ten years. Each loan will contain a prepayment lockout period of two years and thereafter, prepayment will be permitted subject to certain fees.

The Met Life Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of minimum loan-to- value and debt service coverage ratios. The Company has complied with all covenants of the Met Life Credit Facility as of December 31, 2007.

Additional Debt Secured by Investment Property

From time to time, the Company obtains mortgage financing for its properties outside of the credit facilities described above. These mortgages contain fixed rates of interest and are secured by the property to which they relate. These mortgage agreements contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company has complied with all covenants related to these agreements as of December 31, 2007.

The Company expects to make principal payments on its outstanding notes payable for each of the years ended December 31, 2008 through December 31, 2012 and for the period thereafter of approximately $140,000, $91.2 million, $163,000, $48.0 million, $364.5 million and $713.7 million, respectively.

5.	Distributions

The Company’s board of directors began declaring distributions in November 2004, after it commenced business operations. The Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decides this policy is in the best interests of its shareholders. The Company has made the following quarterly distributions to its shareholders and minority interests for the years ended December 31, 2007 and 2006:

		Total
Distribution for the Quarter Ended	Date Paid	Distribution
		(In thousands)

2007
December 31, 2007	January 16, 2008	$24,923
September 30, 2007	October 15, 2007	$23,059
June 30, 2007	July 20, 2007	$18,418
March 31, 2007	April 16, 2007	$14,012
2006
December 31, 2006	January 16, 2007	$11,281
September 30, 2006	October 13, 2006	$9,056
June 30, 2006	July 14, 2006	$6,405
March 31, 2006	April 13, 2006	$4,212

6.	Related Party Transactions

Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. The Advisor earned cash acquisition fees totaling $6.8 million, $5.6 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, which have been recorded as an expense in the accompanying consolidated statements of operations. See discussion of the Participation Interest below.

Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee is earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. The Advisor earned cash asset management fees totaling $8.2 million, $3.2 million and $850,000 during the years ended December 31, 2007, 2006 and 2005, respectively, which have been recorded as an expense in the accompanying consolidated statements of operations. See discussion of the Participation Interest below.

Expense Reimbursements — In addition to reimbursement of organizational and offering costs (see Note 2), the Company reimburses the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. During the year ended December 31, 2005, the Advisor advanced to or made payments on the Company’s behalf totaling $2.2 million. During that period, the Advisor forgave $1.7 million of amounts previously advanced to the Company to pay these expenses and the Company made repayments totaling $375,000. As of December 31, 2005 (after taking into account the Advisor’s forgiveness referred to above), the Company owed the Advisor $1.0 million for these advances.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2006, the Advisor had advanced to or made payments on the Company’s behalf totaling $1.6 million and the Company made repayments totaling $2.7 million. No amounts were owed to the Advisor as of December 31, 2006 related to these advances and no such advances were received after December 31, 2006.

Reimbursement by the Advisor to the Company — The Advisor must reimburse the Company quarterly for any amounts by which operating expenses exceed, in any four consecutive fiscal quarters, the greater of (i) 2.0% of the Company’s average invested assets, which consists of the average book value of its real estate properties, both equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, or (ii) 25.0% of its net income (as defined by the Company’s Amended and Restated Articles of Incorporation), excluding the gain on sale of any of the Company’s assets, unless Hines REIT’s independent directors determine that such excess was justified. Operating expenses generally include all expenses paid or incurred by the Company as determined by generally accepted accounting principles, except certain expenses identified in Hines REIT’s Amended and Restated Articles of Incorporation. For the years ended December 31, 2007 and 2006, we did not exceed this limitation.

Dealer Manager Agreement

The Company has retained HRES, an affiliate of the Advisor, to serve as dealer manager for the Initial Offering and the Current Offering. The dealer manager agreement related to the Initial Offering provided that HRES would earn selling commissions equal to 6.0% of the gross proceeds from sales of common stock sold in the Company’s primary offering and 4.0% of gross proceeds from the sale of shares issued pursuant the Company’s dividend reinvestment plan, all of which was reallowed to participating broker dealers. On May 30, 2006, the Company executed a separate dealer manager agreement for the Current Offering providing that HRES earns selling commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which is reallowed to participating broker dealers, and earns no selling commissions related to shares issued pursuant to the dividend reinvestment plan. Both agreements also provide that HRES earn a dealer manager fee equal to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which may be reallowed to participating broker dealers. HRES earned selling commissions of $53.4 million, $34.7 million and $10.5 million and earned dealer manager fees of $17.5 million, $12.5 million and $4.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, which have been offset against additional paid-in capital in the accompanying consolidated statement of shareholders’ equity.

Property Management and Leasing Agreements

The Company has entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which it directly invests. As compensation for its services, Hines receives the following:

•	A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. The Company incurred property management fees of approximately $3.9 million, $1.5 million and $167,000 for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts, net of payments, resulted in liabilities of approximately $260,000, $312,000 and $31,000 as of December 31, 2007, 2006 and 2005, respectively, which have been included in due to affiliates in the accompanying consolidated balance sheets.

•	A leasing fee of 1.5% of gross revenues payable over the term of each executed lease including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. The Company incurred leasing, construction management or redevelopment fees of $1.9 million during the year ended

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, of which approximately $654,000 were outstanding as of the end of the year and were included in due to affiliates in the accompanying consolidated balance sheet. During the year ended December 31, 2006, the Company incurred leasing, construction management or redevelopment fees of $1.2 million, all of which were paid by the end of each year. No such fees were incurred during the year ended December 31, 2005.

•	The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’s duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses will be limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. The Company incurred reimbursable expenses of approximately $8.9 million, $3.5 million and $405,000 for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts, net of payments, resulted in liabilities of approximately $1.7 million, $498,000 and $100,000 as of December 31, 2007, 2006 and 2005, respectively, which have been included in due to affiliates in the accompanying consolidated balance sheets.

Due to Affiliates

Due to affiliates includes the following (in thousands):

	December 31,	December 31,
	2007	2006

Organizational and offering costs related to the Current Offering	$2,260	$4,992
Dealer manager fees and selling commissions	605	885
Asset management, acquisition fees and property-level fees and reimbursements	5,319	3,077
Other	784	—

Total	$8,968	$8,954

As discussed in Note 6 above, the Advisor and its affiliates have advanced or paid on behalf of the Company certain expenses incurred in connection with the Company’s administration and ongoing operations. During the year ended December 31, 2005, the Advisor forgave amounts due from the Company totaling $1.7 million related to amounts previously advanced to the Company to cover certain corporate-level general and administrative expenses. This transaction is included in forgiveness of related party payable in the accompanying statement of operations for the year ended December 31, 2005.

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.7%, 1.3% and 1.2% as of December 31, 2007, 2006 and 2005, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.

As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Hines REIT. This liability totaled $26.8 million and $11.8 million as of December 31, 2007 and 2006, respectively, and is included in the participation interest liability in the accompanying consolidated balance sheets. The related expense of $15.0 million, $8.8 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, is included in asset management and acquisition fees in the accompanying consolidated statements of operations.

7.	Changes in Assets and Liabilities

The effect of changes in asset and liability accounts on cash flows from operating activities is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Changes in assets and liabilities:
Increase in other assets	$(128)	$(166)	$(198)
Increase in tenant and other receivables	(16,953)	(4,073)	(1,085)
Additions to deferred lease costs	(14,162)	(2,274)	(691)
Increase in accounts payable and accrued expenses	683	2,258	1,927
Increase in participation interest liability	14,970	8,779	2,613
Increase (decrease) in other liabilities	6,268	(172)	780
Increase in due to affiliates	2,595	2,711	127

Changes in assets and liabilities	$(6,727)	$7,063	$3,473

8.	Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$44,860	$15,371	$1,965

Supplemental Schedule of Non-Cash Investing and Financing Activities
Unpaid selling commissions and dealer manager fees	$605	$885	$1,108

Deferred offering costs offset against additional paid-in-capital	$8,950	$9,613	$1,141

Reversal of deferred offering costs offset against additional paid-in-capital	$—	$—	$(5,321)

Distributions declared and unpaid	$24,923	$11,281	$3,209

Distributions receivable	$6,890	$5,858	$3,598

Dividends reinvested	$37,445	$13,509	$2,117

Non-cash net liabilities acquired upon acquisition of property	$32,858	$11,036	$1,072

Accrual of deferred offering costs	$—	$—	$1,222

Accrual of deferred financing costs	$117	$185	$—

Assumption of mortgage upon acquisition of property	$—	$88,495	$—

Accrued deferred leasing costs	$9,817	$15,062	$1,045

Accrued additions to investment property	$1,189	$163	$—

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

10.	Subsequent Events

2555 Grand

On February 29, 2008, the Company acquired 2555 Grand, a 24-story office building located in the Crown Center submarket of Kansas City, Missouri. 2555 Grand was constructed in 2003 and consists of 595,607 square feet (unaudited) of rentable area that is 100% leased (unaudited) to Shook, Hardy & Bacon L.L.P, an international law firm, under a lease that expires in February 2024. The contract purchase price for 2555 Grand was $155.8 million, exclusive of transaction costs, financing fees and working capital reserves.

The Raytheon/DirecTV Buildings

On March 13, 2008, the Company acquired the Raytheon/DirecTV Buildings, a complex consisting of two office buildings located in the South Bay submarket of El Segundo, California. The buildings consist of 550,579 square feet (unaudited) of rentable area and are 100% (unaudited) leased to one tenant. The contract purchase price of the Raytheon/DirecTV Buildings was $120.0 million, exclusive of transaction costs, financing fees and working capital reserves.

In connection with its acquisition of the Raytheon/DirecTV Buildings, the Company assumed a $54.2 million mortgage loan with IXIS Real Estate Capital Inc. The loan bears interest at an effective fixed rate of 5.675%, matures on December 5, 2016 and is secured by the Raytheon/DirecTV Buildings. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is not recourse to Hines REIT.

One North Wacker

On February 22, 2008, the Core Fund entered into a contract to acquire a 51-story office building located in the West Loop submarket of the central business district of Chicago, Illinois (“One North Wacker”). One North Wacker consists of approximately 1.4 million square feet (unaudited) and is approximately 98% leased (unaudited). UBS, a financial institution, leases 452,049 square feet or approximately 33% of the building’s rentable area, under a lease that expires in September 2012. PriceWaterhouseCoopers, an accounting firm, leases 256,477 square feet or approximately 19% of the building’s rentable area, under a lease that expires in October 2013. Citadel, a financial institution, leases 161,488 square feet or approximately 12% of the building’s rentable area, under a lease that expires in August 2012. The contract purchase price of One North Wacker is expected to be approximately $540.0 million, exclusive of transaction costs, financing fees and working capital. There can be no assurances that this acquisition will be consummated.

Williams Tower

On March 18, 2008, we entered into a contract to acquire: Williams Tower, a 65-story office building with an adjacent parking garage located in the Galleria/West Loop submarket of Houston, Texas; a 47.8% undivided interest in a 2.8-acre park and waterwall adjacent to Williams Tower; and a 2.3-acre land parcel located across the street from Williams Tower on Post Oak Blvd. The balance of the undivided interest in the park and waterwall is owned by an affiliate of Hines.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Williams Tower was constructed in 1982 and consists of approximately 1.5 million square feet of rentable area that is approximately 91% leased. Transcontinental Gas Pipe Line Corp, a natural gas pipe line operator, leases 250,001 square feet or approximately 16% of the building’s rentable area, under a lease that expires in March 2014 and contains options to renew for three additional five-year periods. Black Box Network Services (formerly known as NextiraOne, LLC), a telecommunications infrastructure provider, leases 186,777 square feet or approximately 12% of the building’s rentable area, under a lease that expires in March 2009. The remaining lease space is leased to 48 tenants, none of which leases more than 10% of the building’s rentable area. In addition, the Company’s headquarters is located in Williams Tower and Hines and its affiliates lease space in Williams Tower. In the aggregate, Hines and its affiliates lease 9% of the building’s net rentable area.

The contract purchase price for Williams Tower is expected to be approximately $271.5 million, exclusive of transaction costs, financing fees and working capital reserves and we expect this acquisition to close on or about May 1, 2008. There can be no assurances that this acquisition will be consummated.

Shareholder Redemption

From January 1, 2008 to March 14, 2008 , in accordance with the Company’s share redemption plan, the Company redeemed approximately 789,600 common shares and made corresponding payments totaling $7.5 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares.

Other

From January 1, 2008 through March 14, 2008, we have received gross offering proceeds of $103.6 million from the sale of 9.9 million common shares, including $13.6 million of gross proceeds relating to 1.4 million shares sold under our dividend reinvestment plan. As of March 14, 2008, 839.4 million common shares remained available for sale to the public pursuant to the Current Offering, exclusive of 139.6 million common shares available under our dividend reinvestment plan.

From January 1, 2008 through March 20, 2008, we incurred $63.0 million of additional borrowings under our Revolving Credit Facility all of which was outstanding as of March 20, 2008.

11.	Quarterly Financial data (unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2007:

					For the
	For the Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2007	2007	2007	2007	2007
	(In thousands, except per share data)

Revenues	$30,675	$37,279	$49,687	$61,935	$179,576
Equity in losses of unconsolidated entities	$(1,136)	$(757)	$(5,029)	$(1,366)	$(8,288)
Net income (loss)	$(12,451)	$6,156	$(43,950)	$(37,395)	$(87,640)
Income (loss) per common share:
Basic and diluted	$(0.14)	$0.05	$(0.31)	$(0.24)	$(0.70)

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2006:

					For the
	For the Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006
	(In thousands, except per share data)

Revenues	$8,394	$16,494	$18,667	$20,375	$63,930
Equity in losses of Hines U.S. Core Office Fund, L.P.	$(101)	$(812)	$(926)	$(1,452)	$(3,291)
Net loss	$(4,536)	$(8,422)	$(14,511)	$(11,021)	$(38,490)
Loss per common share:
Basic and diluted	$(0.17)	$(0.21)	$(0.26)	$(0.16)	$(0.79)

* * * * *

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2007 was based on the framework for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2007, our system of internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

March 27, 2008

Change in Control Environment

Other than those described below, no change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

During the three months ended December 31, 2007, we continued the implementation of an upgrade to our financial and accounting systems and a new enterprise-wide accounting and lease management system for Hines. We anticipate this implementation will be completed by mid-2008. This new software has affected many aspects of our accounting and financial systems and procedures and has resulted in significant changes to our internal controls. The implementation of these systems upgrades had a material impact on our internal control over financial reporting, but these upgrades were not implemented in response to an identified significant control deficiency or material weakness. We believe that these changes have improved and strengthened our overall system of internal control.

The Company’s property-level accounting has historically been performed as a decentralized function, with many of the associated accounting controls performed at each property. Management has undertaken an initiative to evaluate full or partial centralization of property accounting to identify potential opportunities for efficiencies and/or control enhancements. The process is currently in a pilot phase, with a select number of properties being converted to the centralized accounting environment. The company is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include deploying resources to mitigate internal control risks and performing additional verifications and testing to ensure data integrity.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2008.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2008.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 130 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 132 for a list of all exhibits filed as a part of this report.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Hines-Sumisei U.S. Core Office Fund, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines-Sumisei U.S. Core Office Fund, L.P. and subsidiaries (the “Partnership”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Houston, Texas
March 26, 2008

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	2007	2006
	(In thousands)

ASSETS
Investment property:
Buildings and improvements — net	$2,408,597	$1,606,064
In-place leases — net	472,963	413,021
Land	600,415	501,193

Total investment property	3,481,975	2,520,278
Cash and cash equivalents	112,211	67,557
Restricted cash	14,690	8,449
Straight-line rent receivable	61,395	43,336
Tenant and other receivables — net	14,222	6,021
Deferred financing costs — net	17,421	18,917
Deferred leasing costs — net	94,359	64,476
Acquired above-market leases — net	135,287	155,298
Acquired below-market ground leases — net	3,013	—
Prepaid expenses and other assets	11,190	8,530

TOTAL ASSETS	$3,945,763	$2,892,862

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$88,280	$67,633
Due to affiliates	5,228	4,160
Straight-line rent payable	3,782	1,506
Acquired below-market leases — net	70,560	35,839
Acquired above-market ground leases — net	4,611	4,731
Other liabilities	58,934	14,487
Distributions payable	21,552	17,218
Dividends and distributions payable to minority interest holders	11,758	11,674
Notes payable — net	2,313,895	1,571,290

Total liabilities	2,578,600	1,728,538
Commitments and contingencies (Note 11)
Minority interest	426,128	341,667
Partners’ equity	941,035	822,657

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$3,945,763	$2,892,862

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

Revenues:
Rental revenues	$382,207	$263,462	$190,686
Other revenues	28,879	16,454	9,991

Total revenues	411,086	279,916	200,677

Expenses:
Depreciation and amortization	172,045	87,731	58,219
Property operating expenses	96,344	67,066	46,558
Real property taxes	63,693	49,100	37,213
Property management fees	8,981	5,839	3,912
General and administrative	10,180	6,640	4,847

Total expenses	351,243	216,376	150,749

Income before other income, interest income, interest expense, income tax expense and loss (income) allocated to minority interests	59,843	63,540	49,928
Other income	9,637	—	—
Interest income	3,274	1,879	928
Interest expense	(104,587)	(68,260)	(47,273)

(Loss) income before income tax expense and loss (income) allocated to minority interest	(31,833)	(2,841)	3,583
Income tax expense	(578)	—	—
Loss (income) allocated to minority interests	5,924	(7,073)	(6,660)

Net loss	$(26,487)	$(9,914)	$(3,077)

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005

	Managing
	General	Other
	Partner	Partners	Total
	(In thousands)

BALANCE — January 1, 2005	$(1,318)	$261,086	$259,768
Contributions from partners	207	199,060	199,267
Distributions to partners	(58)	(39,824)	(39,882)
Net loss	(3)	(3,074)	(3,077)
Adjustment for basis difference	1,479	—	1,479

BALANCE — December 31, 2005	307	417,248	417,555
Contributions from partners	456	469,984	470,440
Distributions to partners	(56)	(55,368)	(55,424)
Net loss	(10)	(9,904)	(9,914)

BALANCE — December 31, 2006	697	821,960	822,657
Contributions from partners	219	227,453	227,672
Distributions to partners	(83)	(82,724)	(82,807)
Net loss	(27)	(26,460)	(26,487)

BALANCE — December 31, 2007	$806	$940,229	$941,035

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,487)	$(9,914)	$(3,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	182,919	95,163	64,152
Amortization of out-of-market leases — net	9,371	15,204	16,233
Minority interest in (losses) earnings of consolidated entities	(5,924)	7,073	6,660
Changes in assets and liabilities:
Increase in tenant and other receivables	(7,217)	(1,398)	(2,909)
Increase in straight-line rent receivable	(18,059)	(16,336)	(15,522)
Additions to deferred leasing costs	(21,532)	(24,931)	(22,154)
Increase in prepaid expenses and other assets	(928)	(842)	(109)
(Decrease) increase in accounts payable and accrued expenses	(4,785)	8,903	16,361
Increase (decrease) in due to affiliates	255	808	(2,025)
Increase in straight-line rent payable	2,276	1,187	192
Increase (decrease) in other liabilities	5,718	(5,038)	(10,901)

Net cash provided by operating activities	115,607	69,879	46,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in investment property	(938,992)	(1,066,558)	(348,117)
Investments in master lease	(900)	—	—
(Increase) decrease in restricted cash	(6,241)	(6,311)	11,002
Decrease (increase) in acquired out-of-market leases	42,228	11,812	(16,092)
Increase in other assets	—	—	(6,000)

Net cash used in investing activities	(903,905)	(1,061,057)	(359,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	227,672	470,440	180,430
Contributions from minority interest holders	143,960	113,381	23,309
Prepaid contributions from minority interest holders	36,040	—	—
Distributions to partners	(78,473)	(52,166)	(33,000)
Dividends to minority interest holders	(53,491)	(35,298)	(30,479)
Proceeds from notes payable	915,943	1,060,145	346,140
Repayments of notes payable	(355,635)	(537,945)	(170,843)
Increase (decrease) in security deposit liabilities	75	82	(1,801)
Additions to deferred financing costs	(3,139)	(1,948)	(2,002)

Net cash provided by financing activities	832,952	1,016,691	311,754

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,654	25,513	(552)
CASH AND CASH EQUIVALENTS — Beginning of year	67,557	42,044	42,596

CASH AND CASH EQUIVALENTS — End of year	$112,211	$67,557	$42,044

See notes to consolidated financial statements.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Hines-Sumisei U.S. Core Office Fund, L.P. and consolidated subsidiaries (the “Fund”) was organized in August 2003 as a Delaware limited partnership by affiliates of Hines Interests Limited Partnership (“Hines”) for the purpose of investing in existing office properties (“Properties”) in the United States. The Fund’s third-party investors are primarily U.S. and foreign institutional investors. The managing general partner is Hines U.S. Core Office Capital LLC (“Capital”), an affiliate of Hines. As of December 31, 2007, the Fund owned indirect interests in office properties as follows:

		Effective
		Ownership
		by the Fund
		December 31,
Property	City	2007(1)

One Atlantic Center	Atlanta, Georgia	85.9%
Three First National Plaza	Chicago, Illinois	68.7
333 West Wacker	Chicago, Illinois	68.6
One Shell Plaza	Houston, Texas	43.0
Two Shell Plaza	Houston, Texas	43.0
425 Lexington Avenue	New York, New York	40.6
499 Park Avenue	New York, New York	40.6
600 Lexington Avenue	New York, New York	40.6
Riverfront Plaza	Richmond, Virginia	85.9
525 B Street	San Diego, California	85.9
The KPMG Building	San Francisco, California	85.9
101 Second Street	San Francisco, California	85.9
720 Olive Way	Seattle, Washington	68.6
1200 Nineteenth Street	Washington, D.C.	40.6
Warner Center	Woodland Hills, California	68.6
Douglas Corporate Center	Sacramento, California	68.6
Johnson Ranch Corporate Centre	Sacramento, California	68.6
Roseville Corporate Center	Sacramento, California	68.6
Summit at Douglas Ridge	Sacramento, California	68.6
Olympus Corporate Centre	Sacramento, California	68.6
Wells Fargo Center	Sacramento, California	68.6
Charlotte Plaza	Charlotte, North Carolina	85.9
Carillon	Charlotte, North Carolina	85.9
Renaissance Square	Phoenix, Arizona	85.9

(1)	This percentage shows the Fund’s effective ownership interests in the applicable operating companies (“Companies”) that own the Properties. The Fund holds an indirect ownership interest in the Companies through its investments in (1) Hines-Sumisei NY Core Office Trust (“NY Trust”) (40.6% at December 31, 2007) and (2) Hines-Sumisei U.S. Core Office Trust (“Core Office Trust”) (99.8% at December 31, 2007).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Fund evaluates the need to consolidate joint ventures based on standards set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, and American Institute of Certified Public Accountants’ Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, as amended by Emerging Issues Task Force Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. In accordance with this accounting literature, the Fund will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Fund will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. As of December 31, 2007, the Fund has no unconsolidated interests in joint ventures.

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

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At December 31, 2007 and 2006, management believes no such impairment has occurred.

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

Acquired above- and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above- and below-market lease values are amortized as adjustments to rent revenue over the

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

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

Restricted Cash — At December 31, 2007 and 2006, restricted cash consists of tenant security deposits and escrow deposits held by lenders for property taxes, tenant improvements and leasing commissions. Substantially all restricted cash is invested in demand or short-term instruments.

Deferred Financing Costs — Deferred financing costs consist of direct costs incurred in obtaining the notes payable (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the term of the notes. For the years ended December 31, 2007, 2006, and 2005, $4.6 million, $4.4 million, and $4.2 million, respectively, was amortized into interest expense. Deferred financing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $14.6 million and $10.3 million at December 31, 2007 and 2006, respectively.

Deferred Leasing Costs — Direct leasing costs, primarily third-party leasing commissions and tenant incentives, are capitalized and amortized over the life of the related lease. Tenant incentive amortization was $5.7 million, $2.9 million, and $1.8 million for the years ended December 31, 2007, 2006, and 2005, respectively, and was recorded as an offset to rental revenue. Amortization expense related to other direct leasing costs for the years ended December 31, 2007, 2006, and 2005, was $3.3 million, $2.1 million, and $1.4 million, respectively. Deferred leasing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $15.5 million and $8.4 million at December 31, 2007 and 2006, respectively.

Revenue Recognition — The Fund recognizes rental revenue on a straight-line basis over the life of the lease, including the effect of rent holidays, if any. Straight-line rent receivable included in the accompanying consolidated balance sheets consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement date over the remaining term of the related leases and the tenants’ actual rents due under the leases. Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when the Fund has satisfied all obligations under the lease agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Other Income — In April 2007, the Fund received a payment of $9.6 million in consideration for conveying certain air rights under an easement agreement associated with 600 Lexington Avenue.

Income Taxes — In May 2006, the State of Texas enacted legislation that replaces the current franchise tax with a new “margin tax,” which is effective for tax reports due on or after January 1, 2008, and which will compute the tax based on business done in calendar years beginning after December 31, 2006. The new legislation expands the number of entities covered by the current Texas franchise tax and specifically includes limited partnerships as subject to the new margin tax, which for financial reporting purposes is considered an income tax under Statement of Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Currently, the Fund owns an indirect interest in two properties located in Texas. Income tax expense was approximately $578,000 for the year ended December 31, 2007. As of December 31, 2007, the Partnership had no significant temporary differences, tax credits or net operating loss carry-forwards.

No provision for income taxes, other than described above, is made in the accounts of the Fund since such taxes are liabilities of the partners and depend upon their respective tax situations.

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

Concentration of Credit Risk — At December 31, 2007 and 2006, the Fund had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit with financial institutions. Management regularly monitors the financial stability of these financial institutions and believes that the Fund is not exposed to any significant credit risk in cash or cash equivalents or restricted cash.

Recent Accounting Pronouncements — In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires we recognize in our financial statements the impact of a tax position, if the position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 is effective for fiscal years beginning after December 15, 2007. The adoption of the provisions of FIN No. 48 on January 1, 2008, did not have a material impact on the Fund’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Management will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management does not anticipate the adoption of this statement will have a material impact on the Fund’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. Management has adopted this standard effective January 1, 2008, and has elected not to measure any of the Fund’s current eligible financial assets or liabilities at fair value upon adoption; however, management reserves the right to elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Management expects SFAS No. 141R could have a material impact if it is determined that real estate acquisitions fall under the definition of business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Fund (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated balance sheet within equity, but separate from the partner’s equity. All changes in the partner’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Management is currently assessing the impact of SFAS No. 160 on the Fund’s consolidated statements of operations.

3.	REAL ESTATE INVESTMENTS

At December 31, 2007, the Fund indirectly owned interests in properties as follows:

			Leasable
Property	City	Acquisition Date	Square Feet	% Leased
			(Unaudited)	(Unaudited)

One Atlantic Center	Atlanta, Georgia	July 2006	1,100,312	84%
Three First National Plaza	Chicago, Illinois	March 2005	1,419,978	94
333 West Wacker	Chicago, Illinois	April 2006	845,194	87
One Shell Plaza	Houston, Texas	May 2004	1,228,160	98
Two Shell Plaza	Houston, Texas	May 2004	566,982	95
425 Lexington Avenue	New York, New York	August 2003	700,034	100
499 Park Avenue	New York, New York	August 2003	288,722	100
600 Lexington Avenue	New York, New York	February 2004	283,311	95
Riverfront Plaza	Richmond, Virginia	November 2006	949,791	100
525 B Street	San Diego, California	August 2005	447,159	90
The KPMG Building	San Francisco, California	September 2004	379,328	100
101 Second Street	San Francisco, California	September 2004	388,370	100
720 Olive Way	Seattle, Washington	January 2006	300,710	93
1200 Nineteenth Street	Washington, D.C.	August 2003	328,154 (1)	28
Warner Center	Woodland Hills, California	October 2006	808,274	97
Douglas Corporate Center	Sacramento, California	May 2007	214,606	85
Johnson Ranch Corporate Centre	Sacramento, California	May 2007	179,990	76
Roseville Corporate Center	Sacramento, California	May 2007	111,418	94
Summit at Douglas Ridge	Sacramento, California	May 2007	185,128	85
Olympus Corporate Centre	Sacramento, California	May 2007	191,494	59
Wells Fargo Center	Sacramento, California	May 2007	502,365	93
Charlotte Plaza	Charlotte, North Carolina	June 2007	625,026	97
Carillon	Charlotte, North Carolina	July 2007	470,726	100
Renaissance Square	Phoenix, Arizona	December 2007	965,508	95

			13,480,740

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The square footage amount includes approximately 93,000 square feet (unaudited) currently under construction (See Note 12).

As of December 31, 2007, cost and accumulated depreciation and amortization related to investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired	Acquired	Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market	Below-Market	Above-Market
	Improvements	Leases	Leases	Ground Leases	Leases	Ground Leases

Cost	$2,517,996	$654,673	$208,093	$3,013	$90,414	$4,787
Less accumulated depreciation and amortization	(109,399)	(181,710)	(72,806)	—	(19,854)	(176)

Net	$2,408,597	$472,963	$135,287	$3,013	$70,560	$4,611

As of December 31, 2006, cost and accumulated depreciation and amortization related to investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired	Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market	Above-Market
	Improvements	Leases	Leases	Leases	Ground Leases

Cost	$1,666,784	$531,218	$211,179	$50,876	$4,787
Less accumulated depreciation and amortization	(60,720)	(118,197)	(55,881)	(15,037)	(56)

Net	$1,606,064	$413,021	$155,298	$35,839	$4,731

Amortization expense was $89.6 million, $56.3 million, and $38.9 million for in-place leases for the years ended December 31, 2007, 2006, and 2005, respectively. Amortization of out-of-market leases, net, was a decrease of rental revenue of $9.5 million, $15.3 million, and $16.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. Amortization of above-market ground leases was a decrease to ground lease expense of approximately $120,000 and $56,000 for the years ended December 31, 2007 and 2006, respectively. For properties acquired in 2007, the weighted-average lease life of in-place and out-of-market leases was between two and five years.

Anticipated amortization of in-place leases, out-of-market leases, net, and out-of-market ground leases, net, for the next five years is as follows (in thousands):

			Out-of-Market
	In-Place	Out-of-Market	Ground
Years Ending December 31	Leases	Leases — Net	Leases — Net

2008	$97,459	$6,347	$32
2009	80,515	7,431	32
2010	67,427	8,321	32
2011	58,662	8,162	32
2012	43,723	6,801	32

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	NOTES PAYABLE

The Fund’s notes payable at December 31, 2007 and 2006, consist of the following (in thousands):

			Outstanding	Outstanding
	Interest Rate		Principal	Principal
	as of		Balance at	Balance at
	December 31,	Maturity	December 31,	December 31,
Description	2007	Date	2007	2006

MORTGAGE DEBT
SECURED NONRECOURSE FIXED RATE MORTGAGE LOANS:
Bank of America/Connecticut General Life Insurance:
425 Lexington Avenue, 499 Park Avenue, 1200 Nineteenth Street
Note A1	4.7752%	9/1/2013	$160,000	$160,000
Note A2	4.7752	9/1/2013	104,600	104,600
Note B	4.9754	9/1/2013	51,805	51,805
Prudential Financial, Inc. — 600 Lexington Avenue	5.74	3/1/2014	49,850	49,850
Prudential Mortgage Capital Company Note A — One Shell Plaza/Two Shell Plaza	4.64	6/1/2014	131,963	131,963
Prudential Mortgage Capital Company Note B — One Shell Plaza/Two Shell Plaza	5.29	6/1/2014	63,537	63,537
Nippon Life Insurance Companies — The KPMG Building	5.13	9/20/2014	80,000	80,000
Nippon Life Insurance Companies — 101 Second Street	5.13	4/19/2010	75,000	75,000
The Northwestern Mutual Life Insurance Company — Three First National Plaza	4.67	4/1/2012	126,900	126,900
NLI Properties East, Inc. — 525 B Street	4.69	8/7/2012	52,000	52,000
Prudential Insurance Company of America — 720 Olive Way	5.32	2/1/2016	42,400	42,400
Prudential Insurance Company of America — 333 West Wacker	5.66	5/1/2016	124,000	124,000
Prudential Insurance Company of America — One Atlantic Center	6.10	8/1/2016	168,500	168,500
Bank of America, N.A. — Warner Center	5.628	10/2/2016	174,000	174,000
Metropolitan Life Insurance Company — Riverfront Plaza	5.20	6/1/2012	135,900	135,900

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Outstanding	Outstanding
	Interest Rate		Principal	Principal
	as of		Balance at	Balance at
	December 31,	Maturity	December 31,	December 31,
Description	2007	Date	2007	2006

Bank of America, N.A. — Wells Fargo Center, Roseville Corporate Center, Summit at Douglas Ridge, Olympus Corporate Centre, Johnson Ranch Corporate Centre Corporate Centre
Note A1	5.5585	5/1/2017	163,950	—
Note A2	5.5125	5/1/2014	18,650	—
Note A3	5.4545	5/1/2012	54,650	—
KeyBank National Association — Douglas Corporate Center	5.427	6/1/2014	36,000	—
Metropolitan Life Insurance Company — Charlotte Plaza	6.02	8/1/2012	97,500	—
Metropolitan Life Insurance Company — Carillon	6.02	8/1/2012	78,000	—
Bank of America, N.A. — One Renaissance Square	5.1325	3/12/2012	103,600	—
Principal Commercial Funding LLC — Two Renaissance Square	5.14	4/1/2012	85,200	—

			2,178,005	1,540,455
SECURED NONRECOURSE VARIABLE RATE MEZZANINE LOANS — The Northwestern Mutual Life Insurance Company — Three First National Plaza	6.225 (30-day LIBOR + 1%)	4/1/2010	14,100	14,100
REVOLVING CREDIT FACILITIES
KeyBank National Association — NY Core Office Trust	5.93 (weighted avg.)	12/19/2010	31,933	18,575
KeyBank National Association — US Core Office Properties	6.14 (weighted avg.)	10/31/2009	98,200	—

Total			$2,322,238	$1,573,130

Substantially all the mortgage notes described above require monthly interest-only payments, and prepayment of principal balance is permitted with payment of a premium. Each mortgage note is secured by a mortgage on the related property, the leases on the related property, and the security interest in personal property located on the related property.

Revolving Credit Facilities

KeyBank National Association — NY Core Office Trust — On January 28, 2005 and as amended on July 13, 2006, Hines-Sumisei NY Core Office Trust (“NY Trust”), a subsidiary of the Fund, entered into an unsecured revolving line of credit facility (“Credit Agreement I”) with KeyBank National Association

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“KeyBank”). The Credit Agreement I provides for borrowing capacity of up to $30.0 million. Loans under this facility bear interest, at the borrower’s option, at a variable rate or a LIBOR-based rate plus a spread ranging from 150 to 200 basis points based on a prescribed leverage ratio calculated for NY Trust. Payments of interest are due monthly, and all outstanding principal and unpaid interest are due on January 28, 2008, the maturity date of this facility. NY Trust may extend the maturity date for two successive one-year periods, subject to certain terms and conditions. NY Trust may prepay the note at any time with three business days’ notice. The Credit Agreement I was retired in conjunction with the execution of a new credit facility with KeyBank on December 19, 2007, as described below.

On December 19, 2007, NY Trust entered into an unsecured revolving line of credit facility (“Credit Agreement II”) with KeyBank, as an administrative agent for itself and certain other lenders. The Credit Agreement II provides for borrowing capacity of up to $100.0 million with an option to increase the capacity up to $150.0 million prior to June 19, 2009, subject to certain terms and conditions. Loans under this facility bear interest, at the borrower’s option, at a variable rate or a LIBOR-based rate plus a spread ranging from 100 to 137.5 basis points based on a prescribed leverage ratio calculated for NY Trust. Payments of interest are due monthly, and all outstanding principal and unpaid interest are due on December 19, 2010, the maturity date of this facility. NY Trust may extend the maturity date for two successive one-year periods, subject to certain terms and conditions. NY Trust may prepay the note at any time with three business days’ notice. Initial borrowings under Credit Agreement II were used to pay in full the outstanding balance under Credit Agreement I.

KeyBank National Association — U.S. Core Office Properties — On August 31, 2005, and as amended November 8, 2006, Hines-Sumisei U.S. Core Office Properties LP (“Core Office Properties”), a subsidiary of the Fund, entered into a revolving line of credit facility (“Credit Agreement III”) with KeyBank, as an administrative agent for itself and certain other lenders. The Credit Agreement III provides for borrowing capacity of up to $175.0 million. Loans under this facility bear interest, at the borrower’s option, at a variable rate or a LIBOR-based rate plus a spread ranging from 125 to 200 basis points based on a prescribed leverage ratio calculated for Core Office Properties, which ratio under the Credit Agreement III takes into account Core Office Properties’ effective ownership interest in the debt and certain allowable assets of entities in which Core Office Properties directly and indirectly invests. Payments of interest are due monthly, and all outstanding principal and unpaid interest are due on October 31, 2009, the maturity date of this facility . Core Office Properties may extend the maturity date for two successive one-year periods, subject to certain terms and conditions. Core Office Properties may prepay the note at any time with three business days’ notice.

As of December 31, 2007, the scheduled principal payments on notes payable are due as follows (in thousands):

Years Ending December 31

2008	$—
2009	99,665
2010	124,072
2011	3,189
2012	737,097
Thereafter	1,358,215

2,322,238
Unamortized discount	(8,343)

Total	$2,313,895

All of the notes described above contain both affirmative and negative covenants. The Fund is in compliance with such covenants at December 31, 2007.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	RENTAL REVENUES

The Fund has entered into noncancelable lease agreements, subject to various escalation clauses, with tenants for office and retail space. As of December 31, 2007, the approximate fixed future minimum rentals in various years through 2027 are as follows (in thousands):

Fixed Future
Minimum
Years Ending December 31	Rentals

2008	$326,269
2009	314,501
2010	294,146
2011	276,779
2012	230,374
Thereafter	851,568

Total	$2,293,637

Of the total rental revenue for the year ended December 31, 2007, approximately:

•	10% was earned from a tenant in the legal services industry, whose lease expires on October 31, 2018.

Of the total rental revenue for the year ended December 31, 2006, approximately:

•	14% was earned from a tenant in the legal services industry, whose lease expires on October 31, 2018, and

•	11% was earned from two affiliated tenants in the oil and gas industry, whose leases expire on December 31, 2015.

Of the total rental revenue for the year ended December 31, 2005, approximately:

•	20% was earned from a tenant in the legal services industry, whose lease expires on October 31, 2018, and

•	15% was earned from two affiliated tenants in the oil and gas industry, whose leases expire on December 31, 2015.

The tenant leases generally provide for annual rentals that include the tenants’ proportionate share of real estate taxes and certain building operating expenses. The Funds’ tenant leases have remaining terms of up to 20 years and generally include tenant renewal options that can extend the lease terms.

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

Rights of General Motors Investment Management Corporation — The Second Amended and Restated Investor Rights Agreement among Hines, the Fund, Core Office Properties, NY Trust, Hines Shell Plaza Partners LP (“Shell Plaza Partners”), Hines Three First National Partners LP (“TFN Partners”), Hines 720 Olive Way Partners LP (“720 Olive Way Partners”), Hines 333 West Wacker Partners LP (“333 West Wacker Partners”), Hines Warner Center Partners LP (“Warner Center Partners”), Hines CF Sacramento Partners LP

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“CF Sacramento Partners”), General Motors Investment Management Corporation (“GMIMC”) and a number of institutional investors advised by GMIMC (each an “Institutional Co-Investor” and collectively, the “Institutional Co-Investors”), dated October 12, 2005, provides GMIMC with certain co-investment rights with respect to the Fund’s investments. As of December 31, 2007, the Institutional Co-Investors co-invest with the Fund in 10 of the Fund’s Properties, owning effective interests in the Properties as follows:

Institutional
Co-Investors’
Effective
Property	Interest

425 Lexington Ave, 499 Park Ave, 1200 Nineteenth St, 600 Lexington Ave	57.9%
One Shell Plaza, Two Shell Plaza	49.5
Three First National Plaza	19.8
720 Olive Way	20.0
333 West Wacker	20.0
Warner Center	20.0
Olympus Corporate Centre, Wells Fargo Center, Douglas Corporate Center, Johnson Ranch Corporate Centre, Roseville Corporate Center, Summit at Douglas Ridge	20.0

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

Buy/Sell Rights — GMIMC, on behalf of the Institutional Co-Investors having an interest in NY Trust, Shell Plaza Partners, TFN Partners, 720 Olive Way Partners, 333 West Wacker Partners, Warner Center Partners, CF Sacramento Partners and any other entity through which a co-investment is made (each, a “Co-Investment Entity”), on the one hand, and the Fund, on the other hand, have the right to initiate at any time the purchase and sale of any property in which any Institutional Co-Investor has an interest (the “Buy/Sell”). A Buy/Sell is triggered by either party delivering a written notice to the other party that identifies the property and states the value the tendering party assigns to such property (the “Stated Value”). The recipient may elect by written notice to be the buyer or seller with respect to such property or, in the absence of a written response, will be deemed to have elected to be a seller. If the property that is the subject of the Buy/Sell is owned by a Co-Investment Entity that owns more than one property, then such Co-Investment Entity will sell the property to the party determined to be the buyer pursuant to the Buy/Sell notice procedure for the Stated Value, and the proceeds of the sale will be distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. If the property in question is the only property owned by a

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Co-Investment Entity, then the party determined to be the buyer pursuant to the Buy/Sell notice procedure will acquire the interest of the selling party in the Co-Investment Entity for an amount equal to the amount that would be distributed to the selling party if the property were sold for the Stated Value and the proceeds distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. For this purpose, the Shell Buildings and Warner Center are each considered to be a single property.

Rights of IK Funds — As of December 31, 2007, IK US Portfolio Invest GmbH & Co. KG (“IK Fund I”), a limited partnership established under the laws of Germany, owned 109,361 units of limited partner interest in Core Office Properties. Additionally, IK US Portfolio Invest Zwei GmbH & Co. KG (“IK Fund II”) and IK US Portfolio Invest Drei GmbH & Co. KG (“IK Fund III”), each a limited partnership established under the laws of Germany (collectively with IK Fund I, the “IK Funds”), owned 29,809 and 21,019 units, respectively, of limited partnership interest in Core Office Properties. As of March 26, 2008, IK Fund II and IK Fund III had unfunded commitments to invest an additional $127.6 million to Core Office Properties, which is conditioned on IK Fund II and IK Fund III raising sufficient equity capital to fund such commitment. The IK Funds have the right to require Core Office Properties to redeem, at a price based on the net asset value of Core Office Properties as of the date of redemption, all or any portion of its interest, subject to a maximum redemption amount of $150.0 million for IK Fund II and IK Fund III, as of the following dates:

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

The Companies have entered into management agreements with Hines, a related party, to manage the operations of the Properties. As compensation for its services, Hines receives the following:

•	A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the specific Property. The Fund incurred management fees of $8.9 million, $5.8 million, and $3.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

•	Salary and wage reimbursements of its on-site property personnel incurred by the Fund for the years ended December 31, 2007, 2006, and 2005, were $14.6 million, $10.6 million, and $7.8 million, respectively.

•	Reimbursement for various direct services performed off site that are limited to the amount that is recovered from tenants under their leases and usually will not exceed in any calendar year a per-rentable-square-foot limitation. In certain instances, the per-rentable-square-foot limitation may be exceeded with the excess offset against property management fees received. For the years ended December 31, 2007, 2006, and 2005, reimbursable services to Hines from the Fund were $2.6 million, $1.7 million, and $2.6 million, respectively.

•	Leasing commissions equal to 1.5% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion, or similar event. Leasing commissions of

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.4 million, $3.5 million, and $2.9 million were incurred by the Fund during the years ended December 31, 2007, 2006, and 2005, respectively.

•	Construction management fees of approximately $93,000, $64,000, and $52,000 were incurred by the Fund during the years ended December 31, 2007, 2006, and 2005, respectively.

•	Development management fees equal to 2.5% of the total project costs related to the redevelopment, plus direct costs incurred by Hines in connection with providing the related services. Development management fees of approximately $790,000 were incurred by the Fund during the year ended December 31, 2007.

•	Other fees, primarily related to legal fees, information technology and security services provided by Setec Protection Service Limited Partnership (“SETEC”), an affiliate of Hines, in the amounts of $1.2 million, $1.1 million, and $1.0 million were incurred by the Fund during the years ended December 31, 2007, 2006, and 2005, respectively.

Certain Companies of the Fund have entered into lease agreements with Hines Core Fund Services, LLC (“Services”), an affiliate of Hines, for the operation of their respective parking garages. Under the terms of the lease agreements, the Fund received rental fees of $6.2 million, $4.5 million, and $3.4 million during the years ended December 31, 2007, 2006, and 2005, respectively. Receivables due to the Fund from Services were approximately $679,000 and $386,000 at December 31, 2007 and 2006, respectively.

In addition, the Fund has related party payables owed to Hines and its affiliated entities at December 31, 2007 and 2006, of $5.2 million and $4.2 million, respectively, for accrued management fees, payroll expense, leasing commissions, off-site services, and legal and other general and administrative costs.

8.	LEASE OBLIGATIONS

The Shell Buildings are subject to certain ground leases that expire in 2065 and 2066. One ground lease that was to expire in 2065 contained a purchase option that allowed the Fund to purchase the land in June 2006. The Fund exercised the purchase option and paid the purchase price of $1.2 million in June 2006. A second ground lease that expires in 2065 contains a purchase option that allows the Fund to purchase the land within a five-year period that begins in June 2026. The remaining ground leases do not contain purchase options.

One Atlantic Center is subject to a ground lease that expires in 2033. The ground lease contains renewal options at 10-year term increments, up to a total term of 99 years.

Renaissance Square is subject to two ground leases that expire June 30, 2032. The ground leases contain renewal options for two additional periods of five years each.

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

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, required payments under the terms of the leases are as follows (in thousands):

Fixed Future
Minimum
Years Ending December 31	Rentals

2008	$3,574
2009	3,633
2010	3,695
2011	3,759
2012	3,829
Thereafter	249,272

Total	$267,762

Ground lease expense for the years ended December 31, 2007, 2006, and 2005, was $3.8 million, $2.0 million, and approximately $502,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2007 and 2006. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Fund could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2007 and 2006, management estimates that the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities and distributions payable are recorded at amounts that reasonably approximate fair value due to the short-term nature of these items. Fair value of fixed rate notes payable at December 31, 2007 and 2006, was approximately $2,102.3 million and $1,516.2 million, respectively, based upon interest rates available for the issuance of debt with similar terms and maturities, with carrying amounts of $2,169.7 million and $1,538.6 million, respectively. Fair value of the variable rate notes payable approximates its carrying amount of $144.2 million and $32.7 million at December 31, 2007 and 2006, respectively.

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash disclosures were as follows (in thousands):

	2007	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid during the period for interest	$100,694	$61,432	$42,496

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued additions to investment property	$3,209	$1,364	$2,836

Distributions declared and unpaid	$21,552	$17,218	$13,960

Dividends declared and unpaid to minority interest holders	$11,758	$11,674	$7,256

Conversion of minority interests	$—	$—	$18,837

Mortgage assumed upon acquisition of property	$181,935	$134,017	$—

Security deposits assumed upon acquisition of property	$1,486	$1,644	$—

11.	COMMITMENTS AND CONTINGENCIES

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. This legal obligation is absolute, despite the uncertainty regarding the timing and/or method of settlement. In addition, the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through normal operation of the asset. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Pursuant to FIN No. 47, the Fund has determined that certain assets meet the criteria for recording a liability and has recorded an asset retirement obligation aggregating approximately $2.6 million and $2.4 million as of December 31, 2007 and 2006, respectively, which is included in other liabilities in the consolidated balance sheets.

The Fund is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Fund’s consolidated financial statements.

12.	REDEVELOPMENT OF 1200 NINETEETH STREET

On October 8, 2007, the Fund entered into a construction contract for the redevelopment of the property located at 1200 Nineteenth Street in Washington, D.C., for a maximum guaranteed payment of $46.2 million. As of December 31, 2007, $2.8 million of the maximum guaranteed payment had been paid and $1.1 million and approximately $440,000 is included in accounts payable and accrued expenses and other liabilities, respectively, in the consolidated balance sheets.

Due to the redevelopment, the Fund had a change in an accounting estimate relating to the useful lives of building and improvements at 1200 Nineteenth Street. The change in useful lives resulted in the Fund recognizing depreciation expense for the building and improvements that were disposed due to the

HINES-SUMISEI U.S. CORE OFFICE FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redevelopment. At December 31, 2007, building and improvements disposed in the redevelopment had been fully depreciated.

13.	SUBSEQUENT EVENTS

On January 11, 2008, the name of the Fund was changed from Hines-Sumisei U.S. Core Office Fund, L.P. to Hines US Core Office Fund LP.

On February 22, 2008, the Fund entered into a contract with an unaffiliated third party to acquire, subject to customary closing conditions, One North Wacker, an office property located in the central business district in Chicago, Illinois. The contract purchase price for One North Wacker is expected to be approximately $540.0 million, exclusive of transaction costs, financing fees and working capital reserves. The Fund anticipates that the acquisition will be funded with equity contributions, borrowings under a revolving credit facility agreement held by its subsidiary and mortgage financing assumed in connection with the acquisition. The building is a 51-story office tower that was constructed in 2001. The building contains approximately 1.4 million square feet (unaudited) of rentable area and is approximately 98% leased (unaudited). The Fund anticipates that the acquisition of One North Wacker will be consummated on March 31, 2008. Although management believes the acquisition of One North Wacker is probable, the closing of such acquisition is subject to a number of conditions and there can be no guarantee that the acquisition of One North Wacker will be consummated. If the Fund elects not to close on One North Wacker, it will forfeit $50.0 million in earnest money deposit made.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas

We have audited the consolidated financial statements of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 27, 2008; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 27, 2008

Hines Real Estate Investment Trust, Inc.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2007

							Costs	Gross Amount at Which Carried							Life on Which
			Initial Cost				Capitalized	at 12/31/2007							Depreciation is
Description				Buildings and			Subsequent to		Buildings and		Accumulated	Date of		Date	Computed
(a)	Location	Encumbrances	Land	Improvements	Total		Acquisition	Land	Improvements	Total	Depreciation	Construction		Acquired	(c)
	(In thousands)

1900 and 2000 Alameda	San Mateo, California	$33,065	$18,522	$28,023	$46,545		$1,836	$18,522	$29,859	$48,381	$(2,641)	1971,1983		June-05	0 to 40 years
Citymark	Dallas, Texas	15,303	6,796	18,667	25,463		(3,892)	6,796	14,775	21,571	(5,617)	1987		August-05	0 to 40 years
1515 S Street	Sacramento, California	45,000	13,099	61,753	74,852		349	13,099	62,102	75,201	(5,226)	1987		November-05	0 to 40 years
Airport Corporate Center	Miami, Florida	90,039	44,292	112,884	157,176		(2,980)	44,292	109,904	154,196	(7,969)	1982-1996	(d)	January-06	0 to 40 years
321 North Clark	Chicago, Illinois	136,632	27,896	217,330	245,226		(599)	27,896	216,731	244,627	(18,233)	1987		April-06	0 to 40 years
3400 Data Drive	Rancho Cordova, California	18,079	4,514	28,452	32,966		43	4,516	28,493	33,009	(1,827)	1990		November-06	0 to 40 years
Watergate Tower IV	Emeryville, California	79,921	31,280	113,527	144,807		(103)	31,258	113,446	144,704	(5,850)	2001		December-06	0 to 40 years
Daytona Buildings	Redmond, Washington	53,458	19,204	76,181	95,385		(723)	19,197	75,465	94,662	(4,144)	2002		December-06	0 to 40 years
Laguna Buildings	Redmond, Washington	65,542	29,175	94,220	123,395		1	29,173	94,223	123,396	(6,208)	1987		January-07	0 to 40 years
Atrium on Bay	Toronto, Ontario	197,092	53,914	224,868	278,782	(f)	1,166	53,914	226,034	279,948	(9,709)	1987		February-07	0 to 40 years
Seattle Design Center	Seattle, Washington	31,000	15,683	42,510	58,193		59	15,685	42,567	58,252	(1,771)	1973,1983	(b)	June-07	0 to 40 years
5th and Bell	Seattle, Washington	39,000	3,533	65,612	69,145		32	3,533	65,644	69,177	(1,378)	2002		June -07	0 to 40 years
3 Huntington Quadrangle	Melville, New York	48,000	16,698	73,106	89,804		277	16,698	73,383	90,081	(2,905)	1971		July-07	0 to 40 years
One Wilshire	Los Angeles, California	159,500	32,618	266,009	298,627		(63)	32,618	265,946	298,564	(4,963)	1966		August-07	0 to 40 years
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	45,000	23,308	64,314	87,622		52	23,308	64,366	87,674	(1,669)	1986-1999	(e)	September-07	0 to 40 years
JPMorgan Chase Tower	Dallas, Texas	160,000	9,274	301,133	310,407		(1)	9,273	301,133	310,406	(1,849)	1987		November-07	0 to 40 years

Total		$1,216,631	$349,806	$1,788,589	$2,138,395		$(4,546)	$349,778	$1,784,071	$2,133,849	$(81,959)

(a)	All assets are institutional-quality office properties.

(b)	Seattle Design Center consists of a two-story office building constructed in 1973 and a five-story office building with an underground garage constructed in 1983.
(c)	Real estate assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant inducements and lease intangibles are amortized over the respective lease term. Building improvements are depreciated over 5-25 years and buildings are depreciated over 40 years.
(d)	Airport Corporate Center consists of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land development site.
(e)	The Minneapolis Office/Flex Portfolio consists of nine buildings constructed between 1986 and 1999.
(e)	Components of Initial Cost for this property were converted from Canadian dollars to U.S. dollars using $1.0194, the currency exchange rate as of December 31, 2007.

The changes in total real estate assets for the years ended December 31 (in thousands):

	2007	2006	2005

Gross real estate assets
Balance, beginning of period	$822,790	$146,907	$—
Additions during the period:
Acquisitions	1,315,975	675,560	146,859
Other	5,028	1,533	48
Deductions during the period:	—	—	—
Fully-depreciated assets	(9,944)	(1,210)	—

Ending Balance	$2,133,849	$822,790	$146,907

Accumulated Depreciation
Balance, beginning of period	$(24,461)	$(3,330)	$—
Depreciation	(67,442)	(22,341)	(3,330)
Fully-depreciated assets	9,944	1,210	—

Ending Balance	$(81,959)	$(24,461)	$(3,330)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES REAL ESTATE INVESTMENT TRUST, INC.
(registrant)

March 27, 2008	By:	/s/ Charles M. Baughn Charles M. Baughn Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 2008.

Signature	Title

/s/ Charles M. Baughn Charles M. Baughn	Chief Executive Officer (Principal Executive Officer)

/s/ Charles N. Hazen Charles N. Hazen	President and Chief Operating Officer

/s/ Sherri W. Schugart Sherri W. Schugart	Chief Financial Officer (Principal Financial Officer)

/s/ Frank R. Apollo Frank R. Apollo	Chief Accounting Officer (Principal Accounting Officer)

/s/ Jeffrey C. Hines Jeffrey C. Hines	Chairman of the Board of Directors

/s/ C. Hastings Johnson C. Hastings Johnson	Director

/s/ George A. Davis George A. Davis	Independent Director

/s/ Thomas A. Hassard Thomas A. Hassard	Independent Director

/s/ Stanley D. Levy Stanley D. Levy	Independent Director

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Second Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed July 13, 2007 and incorporated herein by reference).
3.2	Second Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 28, 2006 and incorporated herein by reference).
4.1	Form of Subscription Agreement (filed as Appendix A to the Prospectus included in the Second Registration Statement and incorporated herein by reference).
10.1	Second Amended and Restated Agreement of Limited Partnership of Hines REIT Properties, L.P. (filed as Exhibit 10.1 to Amendment No. 5 to the Initial Registration Statement on May 24, 2004 and incorporated herein by reference).
10.2	Form of Property Management and Leasing Agreement between Hines REIT Properties, L.P. and Hines Interests Limited Partnership (filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q of Hines Real Estate Investment Trust, Inc. for the quarter ended March 31, 2006, and incorporated herein by reference).
10.3	Advisory Agreement, dated June 26, 2006, by and among Hines Real Estate Investment Trust, Inc., Hines REIT Properties, L.P., and Hines Advisors Limited Partnership (filed as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.4	Employee and Director Incentive Share Plan of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.4 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.5	Hines Real Estate Investment Trust, Inc. Dividend Reinvestment Plan (filed as Appendix B to the Prospectus included in the Second Registration Statement filed on June 19, 2006, and incorporated herein by reference).
10.6	Sixth Amended and Restated Agreement of Limited Partnership of Hines-Sumisei U.S. Core Office Fund, L.P., dated May 9, 2005, as amended and restated December 1, 2005 (filed as Exhibit 10.6 to Post Effective Amendment No. 7 to the Initial Registration Statement on February 14, 2006 and incorporated herein by reference).
10.7	Third Amended and Restated Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust, dated December 21, 2005 (filed as Exhibit 10.7 to Post Effective Amendment No. 7 to the Initial Registration Statement on February 14, 2006 and incorporated herein by reference).
10.8	Amended and Restated Bylaws of Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.8 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.9	Amended and Restated Master Agreement dated as of March 31, 2003, among Hines Interests Limited Partnership, Hines US Core Office Properties LP and Sumitomo Life Realty (N.Y.), Inc., as amended (filed as Exhibit 10.9 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.10	Second Amended and Restated Shareholder Agreement for Hines-Sumisei NY Core Office Trust, dated as of December 21, 2005 (filed as Exhibit 10.10 to Post Effective Amendment No. 7 to the Initial Registration Statement on February 14, 2006 and incorporated herein by reference).
10.11	Second Amended and Restated Investor Rights Agreement, dated as of October 12, 2005 (filed as Exhibit 10.11 to Post Effective Amendment No. 7 to the Initial Registration Statement on February 14, 2006 and incorporated herein by reference).
10.12	Amended and Restated Organization Agreement for Hines-Sumisei NY Core Office Trust, dated as of December 23, 2003, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines Sumisei NY Core Office Trust and various shareholders to Hines-Sumisei NY Core Office Trust (filed as Exhibit 10.12 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).

Exhibit
No.	Description

10.13	Amended Declaration of Trust of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.13 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.14	Amended Bylaws of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.14 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.15	Shareholder Agreement for Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust II and certain shareholders of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.15 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.16	Subscription Agreement for Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II, dated as of February 2, 2004, by and among General Motors Investment Management Corporation, Hines Interests Limited Partnership, Hines-Sumisei U.S. Core Office Fund, L.P., Hines-Sumisei NY Core Office Trust, Hines-Sumisei NY Core Office Trust II and various shareholders of Hines-Sumisei NY Core Office Trust and Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.16 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.17	Subscription Agreement, dated as of September 11, 2003, between Hines REIT Properties, L.P. and Hines Real Estate Holdings Limited Partnership (filed as Exhibit 10.17 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.18	Agreement, dated as of June 3, 2004, between Hines REIT Properties, L.P., Hines U.S. Core Office Capital Associates II Limited Partnership and Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 10.18 to Amendment No. 6 to the Initial Registration Statement on June 10, 2004 and incorporated herein by reference).
10.19	Amended and Restated Escrow Agreement between Hines Real Estate Investment Trust, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.19 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).
10.20	Articles of Amendment dated May 4, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust (filed as Exhibit 10.20 to Amendment No. 5 to the Initial Registration Statement on May 25, 2004 and incorporated herein by reference) (superseded by Exhibit No. 10.7).
10.21	Articles of Amendment dated May 4, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust II (filed as Exhibit 10.21 to Amendment No. 5 to the Initial Registration Statement on May 25, 2004 and incorporated herein by reference).
10.22	Articles of Amendment dated December 27, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust (filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference) (superseded by Exhibit No. 10.7).
10.23	Articles of Amendment dated December 27, 2004 to the Declaration of Trust of Hines-Sumisei N.Y. Core Office Trust II (filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.24	Purchase and Sale Agreement, dated November 23, 2004, by and among Hines U.S. Core Office Capital Associates II Limited Partnership, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 10.22 to Post Effective Amendment No. 1 to the Initial Registration Statement on February 22, 2005 and incorporated herein by reference).
10.25	Purchase and Sale Agreement, dated February 1, 2005, by and among Hines US Core LLC, Hines REIT Properties, L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 10.23 to Post Effective Amendment No. 1 to the Initial Registration Statement on February 22, 2005 and incorporated herein by reference).
10.26	Second Amended and Restated Agreement of Limited Partnership of Hines-Sumisei US Core Office Properties LP (filed as Exhibit 10.26 to Post Effective Amendment No. 1 to the Initial Registration Statement on February 22, 2005 and incorporated herein by reference).
10.27	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Jeffrey C. Hines (filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

Exhibit
No.	Description

10.28	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and C. Hastings Johnson (filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.29	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and George A. Davis (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.30	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Thomas A. Hassard (filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.31	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Stanley D. Levy (filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.32	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Charles M. Baughn (filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.33	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Charles N. Hazen (filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10 for the year ended December 31, 2004 and incorporated herein by reference).
10.34	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Sherri W. Schugart (filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.35	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Frank R. Apollo (filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.36	Purchase and Sale Agreement, dated as of April 1, 2005, by and among Hines US Core LLC, Hines REIT Properties L.P. and Hines U.S. Core Office Capital LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 1, 2005 and incorporated herein by reference).
10.37	Agreement of Sale, dated March 10, 2005, by and between Madison Two Associates and Hines 70 West Madison LP (filed as Exhibit 10.37 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).
10.38	Agreement of Purchase and Sale, dated as of May 19, 2005, between OTR, an Ohio general Partnership acting as duly authorized nominee of the Board of the State Teachers Retirement System of Ohio, and Hines REIT Properties, L.P. (filed as Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).
10.39	Property Management and leasing Agreement, dated as of June 28, 2005, by and between Hines Interests Limited Partnership and 1900/2000 Alameda de las Pulgas LLC (filed as Exhibit 10.39 to Post Effective Amendment No. 4 to the Initial Registration Statement on August 22, 2005 and incorporated herein by reference).
10.40	Agreement for Purchase and Sale of Real Property and Escrow Instructions between GREIT — 525 and 600 B Street, LP and Hines-Sumisei US Core Office Properties, LP, dated June 27, 2005 (filed as Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).
10.41	Purchase and Sale Agreement, dated as of July 25, 2005, by and among Hines US Core LLC, as seller, Hines REIT Properties L.P., as buyer, and acknowledged by Hines U.S. Core Office Capital LLC, the managing general partner of Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated July 25, 2005 and incorporated herein by reference).
10.42	Term Loan Agreement, made and entered into as of June 28, 2005, by and between Hines REIT Properties, L.P. and KeyBank National Association, as agent for itself and the other lending institutions which may become parties thereto (filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

Exhibit
No.	Description

10.43	Ownership Interests Pledge and Security Agreement, dated June 28, 2005, by and between Hines REIT Properties, L.P. and KeyBank National Association, in its capacity as administrative agent (filed as Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).
10.44	First Amendment to Term Loan Agreement, dated August 23, 2005, between Hines RIET Properties, L.P. and KeyBank National Association, as administrative agent, and the other lenders from time to time parties to that certain Credit Agreement dated September 9, 2005 (filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.45	Revolving Line of Credit Agreement, dated September 9, 2005, by and between Hines REIT Properties, L.P., and KeyBank National Association, as administrative agent, and the other lenders from time to time parties thereto (filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.46	Unconditional Guaranty of Payment and Performance of Hines Real Estate Investment Trust, Inc. in favor of KeyBank National Association, as administrative agent, and the other lenders from time to time parties to that certain Credit Agreement dated September 9, 2005 (filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.47	Ownership Interests Pledge and Security Agreement of Hines REIT Properties, L.P. dated September 9, 2005 (filed as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.48	Subordination Agreement, dated September 9, 2005, among Hines REIT Properties, L.P., Hines Advisors Limited Partnership, Hines Interests Limited Partnership and KeyBank National Association (filed as Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.49	Agreement of Sale and Purchase, dated as of August 9, 2005 between Centex Office Citymark I, L.P. and Hines REIT Properties, L.P. (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.50	Agreement for Purchase of Office Building, dated effective as of August 12, 2005, between Hines REIT Properties, L.P. and JB Management L.P., as amended (filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.51	Agreement of Sale, dated October 12, 2005, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Hines REIT Properties, L.P. (including first through fourth amendments)(filed as Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.52	Letter Agreement, dated November 9, 2005, among Hines-Sumisei U.S. Core Office Fund, L.P., Hines US Core Office Capital LLC and Hines REIT Properties, L.P. (filed as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.53	Subscription Agreement, dated November 14, 2005, between Hines-Sumisei U.S. Core Office Fund, L.P. and Hines REIT Properties, L.P. (filed as Exhibit 10.53 to the Registration Statement on Form S-11 filed by the registrant on December 2, 2005 (File No. 333-130114, the “Second Registration Statement”) and incorporated herein by reference).
10.54	Fifth Amendment, dated November 16, 2005, to Agreement of Sale, dated October 12,2005, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Hines REIT Properties, L.P. (filed as Exhibit 10.54 to the Second Registration Statement and incorporated herein by reference).
10.55	Sixth Amendment, dated January 20, 2006, to Agreement of Sale, dated October 12, 2005, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Hines REIT Properties, L.P. (filed as Exhibit 10.55 to Post Effective Amendment No. 7 to the Initial Registration Statement and incorporated herein by reference).

Exhibit
No.	Description

10.56	Purchase and Sale Agreement between Kan Am Grund Kapitalanlagegesellschaft MBH and Hines-Sumisei U.S. Core Office Properties, LP, dated as of March 10, 2006 (filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10- K for the year ended December 31, 2005 and incorporated herein by reference).
10.57	Purchase and Sale Agreement between 321 North Clark Realty L.L.C. and Hines REIT Properties, LP, dated as of March 23, 2006 (filed as Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
10.58	Agreement of Purchase and Sale by and between WXIII/SCV Real Estate Limited Partnership and Hines 720 Olive Way LP, dated as of December 29, 2005, as amended by First Amendment, dated as of January 6, 2006, and Second Amendment, dated January 11, 2006 (filed as Exhibit 10.58 to Post Effective Amendment No. 8 to the Initial Registration Statement on April 14, 2006 and incorporated herein by reference).
10.59	Deed of Trust, Security Agreement and Fixture Filing, dated as of April 18, 2006, by and between Hines REIT 1515 S Street LP, First American Title Insurance Company and MetLife Banle, N.A., and Promissory Notes, dated April 18, 2006, executed by Hines REIT 1515 S Street LP. (filed as Exhibit 10.59 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.60	Term Loan Agreement, dated as of April 24, 2006, between Hines REIT Properties, L.P., KeyBank National Association and the other Lenders party thereto, and Promissory Note executed by Hines REIT Properties, L.P., dated April 24, 2006 (filed as Exhibit 10.60 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.61	Unconditional Guaranty of Payment and Performance of Hines Real Estate Investment Trust, Inc. in favor of KeyBank National Association, dated April 24, 2006 (filed as Exhibit 10.61 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.62	Ownership Interests Pledge and Security Agreement of Hines REIT Properties, L.P., dated April 24, 2006 (filed as Exhibit 10.62 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.63	Subordination Agreement, dated April 24, 2006, among Hines REIT Properties, L.P., Hines Advisors Limited Partnership, Hines Interests Limited Partnership and KeyBank National Association (filed as Exhibit 10.63 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.64	Contract of Sale by and between Sumitomo Life Realty (N.Y.), Inc. and Hines One Atlantic Center LP, dated May 18, 2006 (filed as Exhibit 10.64 to Amendment No. 2 to the Second Registration Statement and incorporated herein by reference).
10.65	Agreement by and between Hines REIT Properties, L.P. and HSH Nordbank AG NY Branch dated June 5, 2006 (filed as Exhibit 10.65 to Amendment No. 2 to the Second Registration Statement and incorporated herein by reference).
10.66	Selected Dealer Agreement, dated July 20, 2006, by and among Hines Real Estate Investment Trust, Inc., Hines Real Estate Securities, Inc., Hines Advisors Limited Partnership, Hines Interests Limited Partnership and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).
10.67	Reimbursement Agreement, dated July 20, 2006, by and between Hines Interests Limited Partnership and Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).
10.68	Agreement of Purchase and Sale, dated as of September 27, 2006, between MP Warner Center, LLC, MP Warner Center III, LLC, and Hines-Sumisei US Core Office Properties LP (as amended by Amendments No. 1, dated September 15, 2006, and No. 2, dated September 27, 2006) (filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30,2006 and incorporated herein by reference).

Exhibit
No.	Description

10.69	Credit Agreement, dated as of August 1, 2006, among Hines REIT 3100 McKinnon Street LP, Hines REIT 1900/2000 Alameda de las Pulgas LLC, Hines REIT 321 North Clark Street LLC and the Borrowing Base Subsidiaries party thereto from time to time, as Borrowers, Hines REIT Properties, L.P., as Sponsor, and HSH Nordbank AG, New York Branch and the Lenders party thereto from time to time, as Lenders (filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).
10.70	Purchase and Sale Agreement, dated November 1, 2006, between 3400 Data Drive Associates, LLC and Hines Real Estate Properties, L.P. (filed as Exhibit 10.70 to Post Effective Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.71	Purchase and Sale Agreement, dated as of October 31, 2006, between Commerz Grundbesitz-Investmentgesellschaft mbH, a limited liability company under German Law, acting as investment company for the account of the German open-ended real estate investment fund Haus Invest Global and Hines Riverfront Plaza LP. (filed as Exhibit 10.71 to Post Effective Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.72	First Amendment to Credit Agreement and other Credit Documents, dated November 8, 2006, by and among Hines REIT Properties, L.P. and KeyBank National Association, for itself and the other lending institutions party to the Credit Agreement (filed as Exhibit 10.72 to Post Effective Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.73	Real Estate Purchase and Sale Agreement, dated November 28, 2006, by and among Laguna North Building Sellers, Laguna North Land Sellers, Laguna South Building Sellers, Laguna South Land Sellers, FC27 Sellers and Hines REIT Laguna Campus LLC, and First Amendment thereto, dated November 29, 2006 (filed as Exhibit 10.73 to Post Effective Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.74	Real Estate Purchase and Sale Agreement, dated November 28, 2006, by and among Daytona Building Sellers, RCC Building Sellers, Daytona-RCC Land Sellers and Hines REIT Daytona Campus LLC, and First Amendment thereto, dated November 29, 2006 (filed as Exhibit 10.74 to Post Effective Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.75	Real Estate Sale Agreement, by and between CA Watergate Tower IV Limited Partnership and Hines REIT Watergate, LP., and First Amendment thereto, dated December 8, 2006 (filed as Exhibit 10.75 to Post Effective Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).
10.76	Agreement of Purchase and Sale between The Atrium on Bay Inc. as vender and Hines REIT Properties, L.P. as Purchaser, dated December 22, 2006 (filed as Exhibit 10.76 to Post Effective Amendment No. 2 to the Second Registration Statement and incorporated herein by reference).
10.77	First Amendment to Credit Agreement, dated as of January 19, 2007, among Hines REIT 3100 McKinnon Street LP, Hines REIT 1900/2000 Alameda de las Pulgas LLC, Hines REIT 321 North Clark Street LLC and the Borrowing, Base Subsidiaries party thereto from time to time, as Borrowers, Hines REIT Properties, LP., as sponsor, HSH Nordbank AG, New York Branch, as lender and as Agent and Arranger, and the lenders party thereto from time to time (filed as Exhibit 10.77 to Post Effective Amendment No. 2 to the Second Registration Statement and incorporated herein by reference).
10.78	Purchase and Sale Agreement, dated as of March 27, 2007, by and between Bay West Design Center, LLC, Bay West Seattle, LLC, and Hines REIT Properties, L.P. (filed as Exhibit 10.78 to Post-Effective Amendment No. 4 to the Second Registration Statement on April 16, 2007, and incorporated by reference herein).
10.79	Purchase and Sale Agreement, dated as of May 11, 2007, by and between Touchstone Venture II and Hines REIT Properties, L.P. (filed as Exhibit 10.79 to Post-Effective Amendment No. 5 to the Second Registration Statement on July 16, 2007, and incorporated by reference herein).
10.80	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of July 11, 2007, by and between Carlyle One Wilshire II, L.P. and Hines REIT One Wilshire LP (filed as Exhibit 10.80 to Post-Effective Amendment No. 5 to the Second Registration Statement on July 16, 2007, and incorporated by reference herein).

Exhibit
No.		Description

10.81		Purchase and Sale Agreement dated as of June 4, 2007, by and between 3 Huntington Quadrangle, LLC, and Hines REIT Properties, L.P. (filed as Exhibit 10.81 to Post-Effective Amendment No. 5 to the Second Registration Statement on July 16, 2007, and incorporated by reference herein).
10.82		Agreement of Purchase and Sale, dated September 25, 2007, between Firstcal Industrial 2 Acquisition, LLC and Hines REIT Minneapolis Industrial LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 1, 2007, and incorporated by reference herein).
10.83		First Amendment , dated September 27, 2007, to the Agreement of Purchase and Sale, dated September 25, 2007 between Firstcal Industrial 2 Acquisition, LLC and Hines REIT Minneapolis Industrial LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 1, 2007, and incorporated by reference herein).
10.84		Agreement of Purchase and Sale, dated October 16, 2007, between 2200 Ross, L.P., and Hines REIT 2200 Ross Avenue, L.P. (filed as Exhibit 10.84 to Post-Effective Amendment No. 6 to the Second Registration Statement on October 16, 2007, and incorporated by reference herein).
10.85		Deed of Trust and Security Agreement, dated October 25, 2007, by and between Hines REIT One Wilshire LP, First American Title Insurance Company and The Prudential Insurance Company of America (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 31, 2007, and incorporated by reference herein).
10.86		Promissory Note by and between Hines REIT One Wilshire LP and The Prudential Insurance Company of America, dated October 25, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 31, 2007, and incorporated by reference herein).
10.87		Environmental Liability by and between Hines REIT One Wilshire LP and The Prudential Insurance Company of America, dated October 25, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 31, 2007, and incorporated by reference herein).
10.88		Agreement of Purchase and Sale, dated December 17, 2007, between Newkirk Segair L.P., LLC and Hines REIT El Segundo LP (filed as Exhibit 10.88 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).
10.89		Loan Facility Agreement, dated as of December 20, 2007, between Hines REIT 2007 Facility Holdings LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.89 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).
10.90		Deed of Trust, Security Agreement and Fixture Filing between Hines REIT 2200 Ross Avenue LP and Metropolitan Life Insurance Company (filed as Exhibit 10.90 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein)
10.91		Promissory Note between Hines REIT 2200 Ross Avenue LP and Metropolitan Life Insurance Company (filed as Exhibit 10.91 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).
10.92		Mortgage, Security Agreement and Fixture Filing between Hines REIT Minneapolis Industrial LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.92 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).
10.93		Promissory Note between Hines REIT Minneapolis Industrial LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.93 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).
21.1		List of Subsidiaries of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 21.1 to the Second Registration Statement and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith