Form 10-Q
period 2008-03-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2008-05-15
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(888) 220-6121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 5, 2008, 178.5 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statement of Shareholders’ Equity	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4T.	Controls and Procedures	37

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	40

SIGNATURES
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO & CFO pursuant to Section 906

PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited).

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	March 31, 2008	December 31, 2007
	(In thousands)
ASSETS
Investment property, net	$2,008,391	$1,798,924
Investments in unconsolidated entities	352,979	361,157
Cash and cash equivalents	51,912	152,443
Restricted cash	6,701	3,463
Distributions receivable	5,874	6,890
Tenant and other receivables	39,665	28,518
Intangible lease assets, net	359,028	296,766
Deferred leasing costs, net	38,662	34,954
Deferred financing costs, net	7,248	7,638
Other assets	35,298	12,870
TOTAL ASSETS	$2,905,758	$2,703,623

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$75,027	$66,267
Due to affiliates	8,489	8,968
Intangible lease liabilities, net	97,058	79,465
Other liabilities	23,830	17,128
Interest rate swap contracts	57,639	30,194
Participation interest liability	30,976	26,771
Distributions payable	26,337	24,923
Notes payable	1,320,793	1,216,631
Total liabilities	1,640,149	1,470,347

Minority interest	—	—

Commitments and Contingencies (Note 9)

Shareholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2008 and December 31, 2007	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of March 31, 2008 and December 31, 2007; 170,329 and 159,409 common shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	170	159
Additional paid-in capital	1,436,823	1,358,523
Retained deficit	(181,745)	(137,915)
Accumulated other comprehensive income	10,361	12,509
Total shareholders’ equity	1,265,609	1,233,276
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,905,758	$2,703,623

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007
 (UNAUDITED)

	2008	2007
Revenues:	(In thousands, except per share amounts)
Rental revenue	$64,800	$29,356
Other revenue	5,334	1,319
Total revenues	70,134	30,675
Expenses:
Property operating expenses	18,283	7,129
Real property taxes	9,764	4,736
Property management fees	1,585	704
Depreciation and amortization	25,381	11,558
Asset management and acquisition fees	8,410	6,229
Organizational and offering expenses	1,918	2,397
General and administrative expenses	1,280	842
Total expenses	66,621	33,595
Income (loss) before other income (expenses), income tax expense and income allocated to minority interests	3,513	(2,920)
Other income (expenses):
Equity in losses of unconsolidated entities, net	(1,935)	(1,136)
Gain (loss) on derivative instruments, net	(27,445)	639
Gain (loss) on foreign currency transaction	(2)	134
Interest expense	(18,052)	(9,434)
Interest income	1,249	401
Loss before income tax expense and loss allocated to minority interests	(42,672)	(12,316)
Provision for income taxes	(515)	(66)
Income allocated to minority interests	(643)	(69)
Net loss	$(43,830)	$(12,451)
Basic and diluted loss per common share:
Loss per common share	$(0.27)	$(0.14)
Weighted average number of common shares outstanding	165,144	88,534

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008
(UNAUDITED)

	Common Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Shareholders’ Equity
	(In thousands)
BALANCE,
January 1, 2008	159,409	$159	$1,358,523	$(137,915)	$12,509	$1,233,276
Issuance of common shares	11,907	12	124,817	—	—	124,829
Redemption of common shares	(987)	(1)	(9,397)	—	—	(9,398)
Distributions declared	—	—	(25,694)	—	—	(25,694)
Selling commissions and dealer manager fees	—	—	(9,870)	—	—	(9,870)
Other offering costs, net	—	—	(1,556)	—	—	(1,556)
Comprehensive loss:
Net loss	—	—	—	(43,830)	—
Other comprehensive income — Foreign currency translation adjustment	—	—	—	—	(2,148)
Total comprehensive loss	—	—	—	—	—	(45,978)
BALANCE,
March 31, 2008	170,329	$170	$1,436,823	$(181,745)	$10,361	$1,265,609

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(43,830)	$(12,451)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,768	12,502
Non-cash compensation expense	9	8
Equity in losses of unconsolidated entities	1,935	1,136
Distributions received from unconsolidated entities	436	—
Income allocated to minority interests	643	69
Accrual of organizational and offering expenses	1,918	2,397
Loss (gain) on foreign currency transactions	2	(134)
Loss (gain) on derivative instruments, net	27,445	(639)
Net change in assets and liabilities	(12,924)	(1,442)
Net cash provided by operating activities	402	1,446
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	7,217	5,858
Investments in property	(149,700)	(299,193)
Investments in master leases	(1,918)	(4,186)
Master lease rent receipts	1,546	396
Additions to other assets	(30,000)	—
Settlement of foreign currency hedge	—	939
Increase in restricted cash	(3,307)	(3,134)
Increase in acquired lease intangibles	(58,837)	(22,449)
Net cash used in investing activities	(234,999)	(321,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other liabilities	130	(1,092)
Proceeds from issuance of common stock	111,202	168,751
Redemption of common shares	(9,397)	(1,019)
Payments of selling commissions and dealer manager fees	(9,524)	(14,524)
Payments of organizational and offering expenses	(3,879)	(6,042)
Distributions paid to shareholders and minority interests	(11,305)	(4,622)
Proceeds from notes payable	63,000	374,415
Payments on notes payable	(4,033)	(167,000)
Additions to deferred financing costs	(1,937)	(764)
Payments related to interest rate swap contracts	—	(366)
Net cash provided by financing activities	134,257	347,737
Effect of exchange rate changes on cash	(191)	22
Net change in cash and cash equivalents	(100,531)	27,436
Cash and cash equivalents, beginning of period	152,443	23,022
Cash and cash equivalents, end of period	$51,912	$50,458

See notes to the condensed consolidated financial statements

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2007 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of March 31, 2008 and December 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with its consolidated subsidiaries, the “Company”), was formed on August 5, 2003 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning interests in real estate. The Company operates and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through its majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. Subject to certain restrictions and limitations, the business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”).

Public Offerings

On June 18, 2004, Hines REIT commenced its initial public offering (the “Initial Offering”). The Company raised $527.5 million in proceeds through the Initial Offering, which expired on June 18, 2006. On June 19, 2006, the Company commenced its current public offering (the “Current Offering”), pursuant to which it is offering a maximum of $2.2 billion in common shares.  The Current Offering is expected to close June 30, 2008 and the Company expects to commence its follow-on offering (the “Third Offering”) on or about July 1, 2008. See Note 11 for additional information.

The following table summarizes the activity from Hines REIT’s current offering (in millions):

	Current Public Offering
Period	# of Shares		Proceeds
June 19, 2006 to December 31, 2006	27.3	(a)	$282.7	(a)
Year ended December 31, 2007	80.3	(b)	$834.8	(b)
Three Months Ended March 31, 2008	11.9	(c)	124.8	(c)
Total	119.5		$1,242.3
__________

(a)	Amounts include $9.3 million of gross proceeds relating to approximately 944,000 shares issued under the Company’s dividend reinvestment plan.

(b)	Amounts include $37.4 million of gross proceeds relating to approximately 3.8 million shares issued under the Company’s dividend reinvestment plan.

(c)	Amounts include $13.6 million of gross proceeds relating to approximately 1.4 million shares issued under the Company’s dividend reinvestment plan.

As of March 31, 2008, approximately $818.1 million in common shares remained available for sale pursuant to the Current Offering, exclusive of approximately $139.6 million in common shares available under the Company’s dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of March 31, 2008 and December 31, 2007, Hines REIT owned a 97.6% general partner interest in the Operating Partnership.

From April 1 through May 5, 2008, Hines REIT received gross offering proceeds of approximately $61.0 million from the sale of 5.8 million common shares, including approximately $14.3 million relating to 1.4 million shares sold under Hines REIT’s dividend reinvestment plan. As of May 5, 2008, $771.4 million in common shares remained available for sale to the public pursuant to the Current Offering, exclusive of $125.3 million in common shares available under the dividend reinvestment plan.

Minority Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.6% and 0.7% interest in the Operating Partnership as of March 31, 2008 and December 31, 2007, respectively. As a result of HALP Associates Limited Partnership’s (“HALP”) ownership of the Participation Interest (see Note 6), HALP’s percentage ownership in the Operating Partnership was 1.8% and 1.7% as of March 31, 2008 and December 31, 2007, respectively.

Investment Property

As of March 31, 2008 , the Company held direct and indirect investments in 44 properties. These properties consisted of 42 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, and a 50% interest in an industrial property in Rio de Janeiro, Brazil. The Company’s interests in 25 of these properties are owned indirectly through its investment in Hines US Core Office Fund LP (the “Core Fund”). As of March 31, 2008 and December 31, 2007, the Company owned an approximate 28.7% and 32.0% non-managing general partner interest in the Core Fund, respectively.  See Note 3 for further discussion.

On May 1, 2008, the Company acquired Williams Tower, a 64-story office building located in the Galleria/West Loop Submarket of Houston, Texas. See Note 11 for further discussion.

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

Reportable Segments

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s investments in real estate are geographically diversified and management evaluates operating performance at an individual property level. The Company has determined it has two reportable segments: one with activities related to investing in office properties and one with activities related to investing in industrial properties. The Company’s office properties have similar economic characteristics, tenants, and products and services. As such, all of the Company’s office properties have been aggregated into one reportable segment.

The Company also owns an indirect investment in one industrial property, Distribution Park Rio acquired in July 2007, which is accounted for using the equity method of accounting for investments. As such, the activities of the industrial property are reflected in investments in unconsolidated entities in the condensed consolidated balance sheet and equity in losses of unconsolidated entities in the condensed consolidated statement of operations. See “Investments in Unconsolidated Entities” in Note 3 for additional discussion.

The Company’s investments in office properties generate rental revenue and other income through the leasing of office properties, which constituted 100% of the Company’s total consolidated revenues for the three months ended March 31, 2008 and 2007.

Comprehensive Loss

The Company reports comprehensive loss in its condensed consolidated statements of shareholders’ equity. Comprehensive loss was approximately $46.0 million for the three months ended March 31, 2008 resulting from the Company’s net loss of $43.8 million and its foreign currency translation adjustment of $2.1 million.

International Operations

The Canadian dollar is the functional currency of the Company’s subsidiaries operating in Toronto, Ontario and the Brazilian real is the functional currency of the Company’s subsidiary operating in Rio de Janeiro, Brazil. The Company’s foreign subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. As described above, these translation gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

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

Investment Property and Lease Intangibles

Real estate assets that the Company owns directly are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized. Maintenance and repair costs are expensed as incurred.

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At March 31, 2008, management believes no such impairment has occurred.

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

The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.

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

Restricted Cash

As of March 31, 2008 and December 31, 2007, the Company had restricted cash of approximately $6.7 million and $3.5 million, respectively, related to escrow accounts required by certain of the Company’s mortgage agreements.

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

The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, the Company considers all of the above factors. No one factor, however, necessarily establishes any determination.

Tenant inducement amortization was approximately $773,000 and $420,000 for the three months ended March 31, 2008 and 2007, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $302,000 and $134,000 as amortization expense related to other direct leasing costs for the three months ended March 31, 2008 and 2007, respectively.

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to funding $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods, beginning in the first quarter of 2008. As a result, the Company has a $9.8 million liability recorded in accounts payable and accrued expenses in the accompanying balance sheets as of March 31, 2008.

On March 13, 2008, the Company acquired the Raytheon/DirecTV Buildings, a two-building office complex located in El Segundo, California. In connection with this acquisition, the Company assumed a commitment to fund $11.5 million of construction costs to the Raytheon Corporation. This amount has been recorded in accounts payable and accrued expenses in the accompanying balance sheets as of March 31, 2008.

Derivative Instruments

During the years ended December 31, 2007 and 2006, the Company entered into several forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of these contracts as cash flow hedges for accounting purposes. The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. See Note 10 for additional discussion regarding fair value.

The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007. The loss resulting from the decrease in the fair value of the interest rate swaps for the three months ended March 31, 2008 of $27.4 million has been recorded in loss on derivative instruments, net in the consolidated statements of operations. The gain on derivative instruments for the three months ended March 31, 2007 of approximately $639,000 was the result of a $66,000 gain on the fair value of the interest rate swaps, fees of approximately $366,000 incurred upon entering into these swap transactions and a gain of approximately $939,000 resulting from the settlement of a foreign currency contract (described below). The Company will mark the interest rate swap contracts to their estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in the condensed consolidated statements of operations.

The Company entered into a foreign currency contract in February 2007 related to the acquisition of Atrium on Bay, a mixed-use office and retail property located in Toronto, Ontario. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to the Company’s equity investment and was settled at the close of this acquisition on February 26, 2007.

Deferred Financing Costs

Deferred financing costs as of March 31, 2008 and December 31, 2007 consist of direct costs incurred in obtaining debt financing (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended March 31, 2008 and 2007, approximately $379,000 and $296,000, respectively, was amortized and recorded in interest expense in the accompanying condensed consolidated statements of operations.

Other Assets

Other assets includes the following (in thousands):

	March 31, 2008	December 31, 2007
Property acquisition escrow deposit	$30,000	$10,000
Prepaid insurance	177	1,056
Mortgage loan deposits	2,739	904
Other	2,382	910
Total	$35,298	$12,870

Organizational and Offering Costs

     Current Offering

The Company commenced the Current Offering on June 19, 2006. Certain organizational and offering costs associated with the Current Offering have been paid by the Advisor on the Company’s behalf. Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manager fees, do not exceed 15% of gross proceeds from the Current Offering. As of March 31, 2008 and December 31, 2007, the Advisor had incurred on the Company’s behalf organizational and offering costs in connection with the Current Offering of $32.6 million and $29.1 million, respectively (of which $13.9 million and $12.1 million, respectively, relates to the Advisor or its affiliates).

The Advisor incurred approximately $1.9 million and $2.4 million of internal offering costs, which have been expensed in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively. In addition, $1.6 million and $1.7 million of third-party offering costs have been offset against net proceeds of the Current Offering within additional paid-in capital for the three months ended March 31, 2008 and 2007, respectively.

Third Offering

The Company expects that the Current Offering will terminate on June 30, 2008, pursuant to the terms of the offering. Accordingly, the Company expects to commence the Third Offering on or about July 1, 2008. During the three months ended March 31, 2008, the Advisor incurred approximately $849,000 of organizational and offering costs related to the Third Offering. Pursuant to the anticipated terms of the Third Offering, the Company is not expected to be obligated to reimburse the Advisor for any of these costs. Additionally, the Advisor is not a shareholder of the Company. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $16.6 million and $12.7 million as of March 31, 2008 and December 31, 2007, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Stock-based Compensation

Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock annually. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (as amended), the Company recognizes the expense related to these shares over the vesting period. The Company granted 1,000 restricted common shares to each of its independent board members in November 2004, June 2005, June 2006 and July 2007. For the three months ended March 31, 2008 and 2007, amortization of stock compensation expense recorded by the Company was immaterial.

Income Taxes

Hines REIT made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2004. In addition, as of March 31, 2008 and 2007 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the three months ended March 31, 2008 and 2007 in the accompanying condensed consolidated financial statements.

Due to the acquisition of Atrium on Bay, an office property located in Toronto, Ontario, the Company has recorded a provision for Canadian income taxes of approximately $506,000 and $66,000 for the three months ended March 31, 2008 and 2007, in accordance with Canadian tax laws and regulations.

As of March 31, 2008, the Company had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Per Share Data

Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

The Company has revised the presentation of investment property to exclude the value associated with leases in place at the time an investment property is acquired as shown in the condensed consolidated balance sheet to be consistent with a majority of others in the industry. As a result, certain reclassifications have been made to the 2007 condensed consolidated balance sheet and condensed consolidated statement of cash flows to be consistent with the 2008 presentation. Specifically, $253.0 million of net book value of in-place leases has been reclassified from investment property to intangible lease assets as of December 31, 2007 in the condensed consolidated balance sheet and $44.6 million was reclassified from investments in property to increase (decrease) in intangible lease assets, net, in the condensed consolidated statement of cash flows. Management believes this change in presentation is appropriate given the practices of many of the Company’s industry peers, although it does not believe this change is necessary for the fair presentation of the Company’s financial statements.

Recent Accounting Pronouncements

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

3.  Investment Property and Lease Intangibles

Investment property consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008		December 31, 2007
Buildings and improvements	S	1,664,092	$1,481,541
Less: accumulated depreciation		(41,856)	(32,395)
Buildings and improvements, net		$1,622,236	$1,449,146
Land		386,155	349,778
Investment property, net		$2,008,391	$1,798,924

Direct Investments

Properties that are wholly owned by the Operating Partnership are referred to as “direct investments.” As of December 31, 2007, the Company owned direct investments in 16 properties through its interest in the Operating Partnership and acquired the following office properties during the three months ended March 31, 2008:

City	Property	Date Acquired	Contract Purchase Price
			(in millions)
Kansas City, Missouri	2555 Grand	February 2008	$155.8
El Segundo, California	Raytheon/DirecTV Buildings	March 2008	$120.0

As of March 31, 2008, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$363,798	$68,750	$112,749
Less: accumulated amortization	(62,755)	(10,765)	(15,691)
Net	$301,043	$57,985	$97,058

As of December 31, 2007, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$302,530	$52,450	$91,455
Less: accumulated amortization	(49,564)	(8,650)	(11,990)
Net	$252,966	$43,800	$79,465

Amortization expense was $15.4 million and $7.3 million for in-place leases for the three months ended March 31, 2008 and 2007, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of approximately $2.0 million for the three months ended March 31, 2008 and a decrease to rental revenue of approximately $155,000 for the three months ended  March 31, 2007.

Anticipated amortization of in-place, out-of-market leases, net and out-of-market ground leases for the period from April 1 through December 31, 2008 and for each of the years ended December 31, 2009 through 2012 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, net
April 1 through December 31, 2008	$50,381	$1,384
2009	52,209	(9,179)
2010	44,116	(8,213)
2011	37,966	(7,651)
2012	28,792	(6,686)

In connection with its direct investments, the Company has entered into lease agreements with tenants for office and retail space. As of March 31, 2008, the approximate fixed future minimum rentals for the period from April 1 through December 31, 2008, and each of the years ending December 31, 2009 through 2012 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1 through December 31, 2008	$150,993
2009	183,174
2010	164,091
2011	150,576
2012	126,787
Thereafter	532,617
Total	$1,308,238

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services. The fixed future minimum rentals expected to be received for such services for the period from April 1, 2008 through December 31, 2008 are approximately $1.8 million. In addition, the fixed future minimum rentals expected to be received for such services for each of the years ended December 31, 2009 through December 31, 2012 and thereafter are approximately $1.9 million, $1.6 million, $1.3 million, $684,000 and $633,000, respectively. The Company has outsourced the provision of these services to a tenant in the same building, to whom it pays fees for the provision of such services. The fixed future minimum payments for such services for the period from April 1, 2008 through December 31, 2008 are approximately $688,000. In addition, the fixed future minimum payments for such services for each of the years ended December 31, 2009 through December 31, 2012 and thereafter are approximately $799,000, $640,000, $432,000, $270,000 and $179,000, respectively.

During the three months ended March 31, 2008, no tenant leased space representing more than 10% of the total rental revenue of the Company. Approximately 10% of the rental revenue recognized during the three months ended March 31, 2007 was earned from a tenant in the software industry, whose lease expires in 2013. No other tenant provided more than 10% of the Company’s total rental revenue for the three months ended March 31, 2007.

One of the Company’s properties is subject to a ground lease, which expires on March 31, 2032. Although the lease provides for increases in payments over the term of the lease, ground rent expense accrues on a straight-line basis.  The fixed future minimum rentals to be paid under the ground lease for the period from April 1, 2008 through December 31, 2008 are approximately $304,000. In addition, the fixed future minimum rentals for each of the years ended December 31, 2009 through December 31, 2012 and thereafter are approximately $412,000, $420,000, $428,000, $438,000 and $10.3 million, respectively. Ground lease expense for the three months ended March 31, 2008 was approximately $139,000.

Investments in Unconsolidated Entities

The Company owns indirect interests in real estate through its investments in the Core Fund and HCB II River LLC. The carrying values of its investments in these entities as of March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008	December 31, 2007
Investment in the Core Fund	$322,196	$330,441
Investment in HCB II River LLC	30,783	30,716
Total investments in unconsolidated entities	$352,979	$361,157

  The equity in losses of the Company’s unconsolidated entities for the three months ended March 31, 2008 and 2007, was as follows (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Equity in losses of the Core Fund	$(2,371)	$(1,136)
Equity in earnings of HCB II River LLC	436	—
Total equity in losses of unconsolidated entities	$(1,935)	$(1,136)

Investment in the Core Fund

The Core Fund is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place. As of December 31, 2007, the Company owned a 32.0% non-managing general partnership interest in the Core Fund, which held ownership interests in 24 properties across the United States.

During the three months ended March 31, 2008, the Core Fund acquired an interest in one property, One North Wacker, through one of its subsidiaries. One North Wacker is a 51-story office building located in the West Loop submarket of the central business district of Chicago, Illinois. One North Wacker consists of approximately 1.4 million square feet and is approximately 98% leased. The contract purchase price of One North Wacker was $540.0 million, exclusive of transaction costs, financing fees and working capital reserves. As of March 31, 2008, the Company owned a 28.7% non-managing general partnership interest in the Core Fund, which held ownership interests in 25 properties across the United States.

Condensed consolidated financial information of the Core Fund as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 is summarized below (in thousands):

ASSETS

	March 31, 2008	December 31, 2007
Cash	$83,551	$112,211
Property, net	4,014,723	3,481,975
Other assets	367,516	351,577
Total Assets	$4,465,790	$3,945,763

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$2,603,200	$2,313,895
Other liabilities	248,740	264,705
Minority interest	537,642	426,128
Partners’ capital	1,076,208	941,035
Total Liabilities and Partners’ Capital	$4,465,790	$3,945,763

OPERATIONS

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Revenues, other income and interest income	$120,468	$91,704
Operating expenses	(50,704)	(41,964)
Interest expense	(32,259)	(21,948)
Depreciation and amortization	(44,576)	(29,189)
Income allocated to minority interest	(113)	(1,800)
Net Loss	$(7,184)	$(3,197)

During the three months ended March 31, 2008, no tenant leased space representing more than 10% of the total rental revenue of the Core Fund. During the three months ended March 31, 2007, approximately 11% of the rental revenue was earned from a tenant in the legal services industry, whose lease expires on October 31, 2018. No other tenant provided more than 10% of the Core Fund's total rental revenue for the three months ended March 31, 2007.

4.  Debt Financing

The following table includes all of the Company’s outstanding notes payable as of March 31, 2008 and December 31, 2007 (in thousands, except interest rates):

Description	Origination Date	Maturity Date	Interest Rate		Principal Outstanding at March 31, 2008		Principal Outstanding at December 31, 2007
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		90,243	(4)	90,039
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000		45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		185,877	(3)	193,686
The Prudential Insurance Company of
America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500		159,500
IXIS Real Estate Capital Inc. — Raytheon/
DirecTV Buildings	3/13/2008	12/5/2016	5.675%		52,937	(6)	—
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	% (2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	% (2)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550	% (2)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800	% (2)	48,000		48,000
HSH Nordbank — Seattle Design Center / 5th and Bell	8/14/2007	8/14/2017	6.0300	% (2)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/Minneapolis	12/20/2007	12/20/2012	5.70%		205,000		205,000
Office/Flex Portfolio
OTHER NOTES PAYABLE
Key Bank National Association — Revolving Credit Facility	9/9/2005	10/31/2009	Variable	(1)	59,000		—
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		3,236	(5)	3,406
					$1,320,793		$1,216,631
__________

(1)
The revolving credit facility with KeyBank National Association (“KeyBank”) provides a maximum aggregate borrowing capacity of $250.0 million, which may be increased to $350.0 million upon the Company’s election. Borrowings under the revolving credit facility are at variable interest rates based on LIBOR plus 125 to 200 basis points based on prescribed leverage ratios. The weighted average interest rate on outstanding borrowings under this facility was 4.022% as of March 31, 2008.

(2)	The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate.

(3)
The Company entered into mortgage financing in connection with its acquisition of Atrium on Bay. The mortgage agreement provides for an interest only loan with a principal amount of $190.0 million Canadian dollars as of March 31, 2008. This amount was translated to U.S. dollars at a rate of $0.9783 as of March 31, 2008.

(4)
This mortgage is an interest-only loan in the principal amount of $91.0 million, which the Company assumed in connection with its acquisition of Airport Corporate Center. At the time of acquisition, the fair value of this mortgage was estimated to be $88.5 million, resulting in a premium of $2.5 million. The premium is being amortized over the term of the mortgage.

(5)	Note with Citicorp Vendor Finance Ltd. Related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $0.9783 as of March 31, 2008.

(6)
The Company assumed a mortgage note in the principal amount of $54.2 million in connection with its acquisition of the Raytheon/DirecTV Buildings. The mortgage agreement provides for monthly payments of principal and interest. This mortgage agreement contains customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. At the time of acquisition, the fair value of this mortgage was estimated to be $52.9 million, resulting in a premium of $1.3 million. The premium is being amortized over the term of the mortgage.

On April 24, 2008, the Company borrowed $86.0 million from the New York State Teachers’ Retirement System secured by 2555 Grand. See Note 11 for further discussion.

The Company is contractually obligated to make principal payments on its outstanding notes payable for each of the period from April 1, 2008 through December 31, 2008 and for the years ended December 31, 2009 through December 31, 2013 and for the period thereafter of approximately $114,000, $150.1 million, $157,000, $47.8 million, $159.5 million and $965.0 million.

The Company has complied with all covenants of our various debt facilities as of March 31, 2008.

5.  Distributions

The Company began declaring distributions (as authorized by its board of directors) in November 2004, after the Company commenced business operations. The Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. The Company has declared the following quarterly distributions to its shareholders and minority interests for the year ended December 31, 2007 and the three months ended March 31, 2008 (in thousands):

Distribution for the Quarter Ended	Date Paid	Total Distribution
March 31, 2008	April 15, 2008	$26,337
December 31, 2007	January 16, 2008	$24,923
September 30, 2007	October 15, 2007	$23,059
June 30, 2007	July 20, 2007	$18,418
March 31, 2007	April 16, 2007	$14,012

6.  Related Party Transactions

Due to Affiliates

Due to affiliates includes the following (in thousands):

	March 31, 2008	December 31, 2007
Organizational and offering costs related to the Current Offering	$1,855	$2,260
Dealer manager fees and selling commissions	952	605
Asset management, acquisition fees and property-level fees and reimbursements	4,711	5,319
Other	971	784
Total	$8,489	$8,968

Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fees — The Company pays an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. The Advisor earned cash acquisition fees totaling $1.4 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations. See discussion of the Participation Interest below for additional information concerning acquisition fees. As of March 31, 2008, the Company had liabilities for incurred and unpaid acquisition fees of approximately $668,000 which have been included in the accompanying condensed consolidated balance sheets. As of December 31, 2007, the Company had no liabilities for incurred and unpaid acquisition fees.

Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee is earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. The Advisor earned cash asset management fees totaling $2.8 million and $1.5 million during the three months ended March 31, 2008 and 2007, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations. See discussion of the Participation Interest below for additional information concerning acquisition fees. As of March 31, 2008 and December 31, 2007, the Company had liabilities for incurred and unpaid asset management fees of approximately $970,000 and $2.5 million, respectively, which have been included in the accompanying condensed consolidated balance sheets.

Dealer Manager Agreement

The Company has retained HRES, an affiliate of the Advisor, to serve as dealer manager for the Initial Offering and the Current Offering. The dealer manager agreement for the Current Offering provides that HRES earns selling commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which is reallowed to participating broker dealers, and earns no selling commissions related to shares issued pursuant to the dividend reinvestment plan. It also provides that HRES earns a dealer manager fee equal to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which may be reallowed to participating broker dealers. HRES earned selling commissions of $7.4 million and $11.3 million and earned dealer manager fees of $2.4 million and $3.7 million for the three months ended March 31, 2008 and 2007, respectively, which have been offset against additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ equity.

Property Management and Leasing Agreements

The Company has entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which it directly invests. As compensation for its services, Hines receives the following:

•
A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. The Company incurred property management fees of approximately $1.5 million and $704,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007, the Company had liabilities for incurred and unpaid property management fees of approximately $350,000 and $260,000, respectively, which have been included in the accompanying condensed consolidated balance sheets.

•
A leasing fee of 1.5% of gross revenues payable over the term of each executed lease, including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. The Company incurred leasing, construction management or redevelopment fees of approximately $1.6 million and $62,000 during the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007, respectively, the Company had a related liability of approximately $1.0 million and $654,000, which is included in due to affiliates in the accompanying condensed consolidated balance sheet.

•
The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses are limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. The Company incurred reimbursable expenses of $3.1 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007, the Company had related liabilities of $1.7 million which was included in due to affiliates in the accompanying condensed consolidated balance sheets.

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.8% and 1.7% as of March 31, 2008 and December 31, 2007, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.

As the percentage interest of the Participation Interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled $31.0 million and $26.8 million as of March 31, 2008 and December 31, 2007, respectively, and is included in the participation interest liability in the accompanying condensed consolidated balance sheets. The related expense for asset management and acquisition fees of $4.2 million and $3.1 million for the three months ended March 31, 2008 and 2007, respectively, is included in asset management and acquisition fees in the accompanying condensed consolidated statements of operations.

7.  Changes in Assets and Liabilities

The effect of changes in asset and liability accounts on cash flows from operating activities for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Changes in assets and liabilities:
(Increase) decrease in other assets	$364	$(755)
Increase in tenant and other receivables	(6,412)	(2,463)
Additions to deferred leasing costs	(4,921)	(1,546)
Increase (decrease) in accounts payable and accrued expenses	(8,285)	863
Increase in participation interest liability	4,205	3,115
Increase in other liabilities	2,444	387
Decrease in due to affiliates	(319)	(1,043)
Changes in assets and liabilities	$(12,924)	$(1,442)

8.  Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$17,845	$9,306
Cash paid for income taxes	$196	$—
Supplemental Schedule of Non-Cash Activities
Unpaid selling commissions and dealer manager fees	$952	$1,407
Deferred offering costs offset against additional paid-in-capital	$1,556	$1,736
Distributions declared and unpaid	$26,337	$14,012
Distributions receivable	$5,874	$5,978
Distributions reinvested	$13,618	$6,659
Non-cash net liabilities acquired upon acquisition of property	$15,929	$1,714
Accrual of deferred financing costs	$8	$—
Assumption of mortgage upon acquisition of property	$52,938	$—
Accrued additions to deferred leasing costs	$3,182	$792
Accrued additions to investment property	$803	$123

9.  Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements. The discussion below provides information about the fair value hierarchy established by SFAS No. 157 and the Company's interest rate swap contracts, which are recorded at fair value in the condensed consolidated financial statements.

10. Fair Value Disclosures

As of January 1, 2008 we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements. The standard defines fair value, establishes a framework for measuring fair value and also expands disclosures about fair value measurements. The discussion below presents information about the fair value hierarchy described in SFAS No. 157 and the valuation techniques utilized by the Company to determine the fair value of its interest rate swaps.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities we have the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

    As of March 31, 2008, the Company recorded a liability of $57.6 million related to the fair value of its interest rate swap contracts in accordance with SFAS No. 157. The fair value of these derivative instruments was determined using pricing models. Pricing models take into account the contract terms as well as other inputs where applicable, such as interest rate yield curves. Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparty, HSH Nordbank. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

11.  Subsequent Events

Williams Tower

On May 1, 2008, the Company acquired Williams Tower, a 64-story office building located in the Galleria/West Loop submarket of Houston, Texas. The building consists of approximately 1.5 million square feet of rentable area that is approximately 94% leased. The contract purchase price for Williams Tower was $271.5 million, exclusive of transaction costs, financing fees and working capital reserves.

The Company entered into a rate-lock agreement with the New York State Teachers’ Retirement System (“NYSTRS”) related to a $165.0 million interest-only mortgage loan that will be secured by a mortgage and related assignments and security interests in Williams Tower. The Company expects to close on this financing on or about May 23, 2008.

4050/4055 Corporate Drive

On April 21, 2008, the Company entered into a contract to acquire 4050 and 4055 Corporate Drive (“Corporate Drive”), a two-building industrial complex located in the DFW Trade Center submarket of Dallas, Texas. The buildings consist of 643,429 square feet of rentable area that is 100% leased. The contract purchase price of Corporate Drive is expected to be $42.8 million, exclusive of transaction costs, financing fees and working capital reserves and this acquisition is expected to be completed on or about May 22, 2008.

2555 Grand Mortgage Loan

On April 24, 2008, a subsidiary of the Operating Partnership borrowed $86.0 million from the NYSTRS. The mortgage agreement provides for an interest-only loan and is secured by a mortgage and related assignments and security interests in 2555 Grand. The borrowing matures on April 24, 2013 and bears interest at a rate of 5.375%.

KeyBank Activity

On April 28, 2008, the Company borrowed $165.0 million under the revolving credit facility with KeyBank in anticipation of its acquisition of Williams Tower, as described above. From April 1, 2008 through May 5, 2008, the Company repaid $59.0 million under its revolving credit facility with KeyBank resulting in an outstanding principal balance of $165.0 million.

Shareholder Redemptions

From April 1, 2008 through May 5, 2008, in accordance with its share redemption plan, the Company redeemed approximately 397,000 common shares and made corresponding payments totaling $4.0 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares.

Price Change/Extension of Offering

In April 2008, the board of directors of the Company authorized the extension of its Current Offering until June 30, 2008. Additionally, the board of directors of the Company authorized the following terms for its Third Offering, which is expected to commence on July 1, 2008:

•
The Company expects to offer shares to the public initially at a price of $10.66 per share subject to any volume and other discounts in effect for the Third Offering; the current offering price is $10.58 per share.

•	The Company expects to offer shares through its dividend reinvestment plan at a price of $10.13 per share; the current dividend reinvestment plan price is $10.051 per share.

•	The Company expects that shares redeemed under its share redemption program will be redeemed at a price of $9.68 per share; the current redemption price is $9.52 per share.

Advisory Agreement Extension

In conjunction with the extension of the Current Offering to June 30, 2008, the board of directors of the Company determined on May 14, 2008 to extend the term of the current Advisory Agreement between the Operating Partnership, the Company and the Advisor on identical terms through June 30, 2008.

Distribution Increase

In April 2008, the board of directors of the Company declared distributions for the months of May and June 2008. The distributions will be calculated based on shareholders of record each day during such months in an amount equal to $0.00175233 per share, per day.  This distribution rate represents an approximate 2.5% increase from the distribution rate declared for the period from July 1, 2006 through April 30, 2008. The distributions for the months of May and June will be paid in cash in July 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

•
Risks associated with adverse changes in general economic or local market conditions, including terrorist attacks and other acts of violence, which may affect the markets in which we and our tenants operate;

•	Catastrophic events, such as hurricanes, earthquakes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

•	Risks associated with the currency exchange rate related to our international investments;

•
Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

•
Risks relating to our investment in Hines US Core Office Fund LP (the “Core Fund”), such as its reliance on Hines for its operations and investments, and our potential liability for Core Fund obligations;

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested and continue to invest in real estate to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership, or indirectly through other entities, such as through our investment in the Core Fund. As of March 31, 2008, we had direct and indirect interests in 44 properties. These properties consist of 42 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, and one industrial property in Rio de Janeiro, Brazil. In addition, we have and may make other real estate investments including, but not limited to, properties outside of the United States, non-office properties, mortgage loans and ground leases. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties which will be diversified by location, lease expirations and tenant industries.

In order to provide capital for these investments, we sold shares to the public through our initial public offering (the “Initial Offering”), which commenced on June 18, 2004 and terminated on June 18, 2006 and we continue to sell common shares through our follow-on public offering of a maximum of $2.2 billion in common shares (the “Current Offering”). We commenced the Current Offering on June 19, 2006, and we intend to continue raising significant amounts of capital through our Current Offering prior to its termination on June 30, 2008. We expect to commence a follow-on offering on or about July 1, 2008 (the “Third Offering”), through which we plan to offer a maximum of $3.5 billion in common shares.

   The following table provides summary information regarding the properties in which the Operating Partnership owned interests as of March 31, 2008:

Direct Investments
Property	City	Leasable Square Feet		Percent Leased	Our Effective Ownership(1)
321 North Clark	Chicago, Illinois	885,664		99%	100%
JPMorgan Chase Tower	Dallas, Texas	1,242,800		91%	100%
Citymark	Dallas, Texas	220,079		100%	100%
Raytheon/DirectTV Buildings	El Segundo, California	550,579		100%	100%
Watergate Tower IV	Emeryville, California	344,433		100%	100%
2555 Grand	Kansas City, Missouri	595,607		100%	100%
One Wilshire	Los Angeles, California	661,553		99%	100%
3 Huntington Quadrangle	Melville, New York	407,731		87%	100%
Airport Corporate Center	Miami, Florida	1,021,397		90%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	766,240		85%	100%
3400 Data Drive	Rancho Cordova, California	149,703		100%	100%
Daytona Buildings	Redmond, Washington	251,313		93%	100%
Laguna Buildings	Redmond, Washington	464,701		100%	100%
1515 S Street	Sacramento, California	348,881		100%	100%
1900 and 2000 Alameda	San Mateo, California	253,141		97%	100%
Seattle Design Center	Seattle, Washington	390,684		86%	100%
5th and Bell	Seattle, Washington	197,135		100%	100%
Atrium on Bay	Toronto, Ontario	1,070,287		96%	100%
Total for Directly-Owned Properties		9,821,928		95%

Indirect Investments
Joint Venture
Distribution Park Rio	Rio de Janeiro, Brazil	693,115		100%	50%

Core Fund Investments
One Atlantic Center	Atlanta, Georgia	1,100,312		84%	23.27%
The Carillon Building	Charlotte, North Carolina	470,726		98%	23.27%
Charlotte Plaza	Charlotte, North Carolina	625,026		95%	23.27%
One North Wacker	Chicago, Illinois	1,373,754		98%	23.27%
Three First National Plaza	Chicago, Illinois	1,419,978		94%	18.62%
333 West Wacker	Chicago, Illinois	844,773		92%	18.57%
One Shell Plaza	Houston, Texas	1,228,160		99%	11.64%
Two Shell Plaza	Houston, Texas	566,982		95%	11.64%
425 Lexington Avenue	New York, New York	700,034		100%	11.67%
499 Park Avenue	New York, New York	288,722		100%	11.67%
600 Lexington Avenue	New York, New York	283,995		98%	11.67%
Renaissance Square	Phoenix, Arizona	965,508		93%	23.27%
Riverfront Plaza	Richmond, Virginia	949,791		100%	23.27%
Johnson Ranch Corporate Center	Roseville, California	179,990		72%	18.57%
Roseville Corporate Center	Roseville, California	111,418		94%	18.57%
Summit at Douglas Ridge	Roseville, California	185,140		87%	18.57%
Olympus Corporate Center	Roseville, California	191,494		58%	18.57%
Douglas Corporate Center	Roseville, California	214,606		82%	18.57%
Wells Fargo Center	Sacramento, California	502,365		95%	18.57%
525 B Street	San Diego, California	447,159		90%	23.27%
The KPMG Building	San Francisco, California	379,328		100%	23.27%
101 Second Street	San Francisco, California	388,370		94%	23.27%
720 Olive Way	Seattle, Washington	300,710		93%	18.57%
1200 19th Street	Washington, D.C.	328,154	(2)	28%	11.67%
Warner Center	Woodland Hills, California	808,274		96%	18.57%
Total for Core Fund Properties		14,854,769		92%
Total for All Properties		25,369,812		94%
__________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On March 31, 2008, Hines REIT owned a 97.6% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.4% interest in the Operating Partnership. As of March 31, 2008, we owned interests in the 25 Core Fund investments through our interest in the Core Fund, in which we owned an approximate 28.7% non-managing general partner interest as of March 31, 2008. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 81.0%. In addition, we owned a 50% interest in Distribution Park Rio through a joint venture with an affiliate of Hines.

(2)	This square footage amount includes three floors which are being added to the building and are currently under construction. The construction is expected to be completed in 2009.

As of March 31, 2008, we had primarily invested in institutional-quality office properties in the United States. We expect to continue to focus primarily on investments in institutional-quality office properties located in the United States (whether as direct investments or as indirect investments through the Core Fund or otherwise). However, we have expanded our focus to include other real estate investments such as our investment in Toronto, Ontario and our international joint venture investment in Rio de Janeiro, Brazil. We intend to continue to pursue institutional-quality office properties as well as other real estate investments that we believe will satisfy our long-term primary objectives of preserving invested capital and achieving modest capital appreciation over the long term, in addition to providing regular cash distributions to our shareholders. In the future, our investments may include additional investments outside of the United States, investments in non-office properties, non-core or development investments, loans, ground leases and investments in other joint ventures.

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

Investment Property and Lease Intangibles

Real estate assets that we own directly are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized. Maintenance and repair costs are expensed as incurred.

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At March 31, 2008, we believe no such impairment has occurred.

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

The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.

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

We estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance is amortized over the life of the mortgage note payable.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include: 1) whether the lease stipulates how and on what a tenant improvement allowance may be spent; 2) whether the tenant or landlord retains legal title to the improvements; 3) the uniqueness of the improvements; 4) the expected economic life of the tenant improvements relative to the term of the lease; and 5) who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider all of the above factors. No one factor, however, necessarily establishes any determination.

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

Our Current Offering will terminate on June 30, 2008, pursuant to the terms of the offering. Accordingly, we expect to commence the Third Offering on or about July 1, 2008. Pursuant to the anticipated terms of the Third Offering, we are not expected to be obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of Hines REIT. Accordingly, no amounts of organizational and offering costs incurred by the Advisor in connection with the Third Offering during the three months ended March 31, 2008 have been recorded in the accompanying consolidated financial statements.

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

Derivative Instruments

During the years ended December 31, 2007 and 2006, we entered into several forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. We have not designated any of these contracts as cash flow hedges for accounting purposes. The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007. Changes in the fair value of the interest rate swaps have been recorded in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007. We mark the interest rate swaps to their estimated fair value as of each balance sheet date, and the changes in fair value are reflected in our consolidated statements of operations.

We entered into a foreign currency contract in February 2007 related to the acquisition of Atrium on Bay, a mixed-use office and retail property located in Toronto, Ontario. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to our equity investment and was settled at the close of this acquisition on February 26, 2007.

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

Due to the acquisition of Atrium on Bay, an office property located in Toronto, Ontario, we have recorded a provision for Canadian income taxes of approximately $506,000 and $66,000, respectively, for the three months ended March 31, 2008 and 2007 in accordance with Canadian tax laws and regulations.

As of March 31, 2008, we had no significant temporary differences, tax credits, or net operating loss carry-forwards.

International Operations

The Canadian dollar is the functional currency of our subsidiaries operating in Toronto, Ontario and the Brazilian real is the functional currency of our subsidiary operating in Rio de Janeiro, Brazil. Our foreign subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

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

For the three months ended March 31, 2008, our cash needs for acquisitions have been met primarily by proceeds from our public equity offerings and debt financing while our operating cash needs have primarily been met through cash flow generated by our properties and investments. We believe that our current capital resources and cash flow from operations are sufficient to meet our liquidity needs for the foreseeable future.

We raised significant funds from our Current Offering during 2007 and for the three months ended March 31, 2008, and we expect to continue to raise significant funds from our Current Offering and potential future follow-on offerings. We intend to continue making real estate investments with these funds and funds available to us under our credit facilities and other permanent debt. For mortgage debt expiring in the near term, we intend to refinance such debt with new mortgage financing or our revolving credit facility. We also intend to continue to pay distributions to our shareholders on a quarterly basis. Debt capital has recently become more expensive and less available as a result of escalating defaults in residential sub-prime mortgages and the current state of the economy, and future potential weakening of the economy could negatively impact office fundamentals, potentially resulting in lower occupancy, rental rates and values of our assets. Should the reduced availability of debt and/or the increased cost of borrowings continue, either by increases in the index rates or by increases in lender spreads, we will need to consider such factors in the evaluation of future acquisitions.

Additionally, we have experienced, and may continue to experience, delays between raising capital and acquiring real estate investments. We temporarily invest unused proceeds from our public offering in investments that typically yield lower returns when compared to our real estate investments, which may put downward pressure on our distributions in future periods.

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

     Net cash provided by operating activities was approximately $402,000 and $1.4 million for the three months ended March 31, 2008 and 2007, respectively. Our operating net cash flows are primarily the result of the net loss for the period partially offset by non-cash components of our net loss such as depreciation and amortization, equity in losses of the Core Fund, accrued costs of our Current Offering, loss on derivative instruments, and changes in other asset and liability accounts.

Cash Flows from Investing Activities

    During the three months ended March 31, 2008, we had cash outflows of $208.5 million primarily related to our acquisition of two properties and their related lease intangibles. During the three months ended March 31, 2007, we made payments of $321.6 million related to our acquisitions of two properties.

    As of March 31, 2008, we owned an approximate 28.7% non-managing general partner interest in the Core Fund, compared to the approximate 34.0% interest we owned at March 31, 2007. During the three months ended March 31, 2008 and  2007, we received distributions from the Core Fund totaling $6.9 million and $5.9 million, respectively.

    As of March 31, 2008, we owned an approximate 50% interest in HCB II River LLC, a joint venture with an affiliate of Hines. During the three months ended March 31, 2008, we received distributions from HCB II River LLC totaling approximately $763,000, of which approximately $327,000 was recorded in cash flows from investing activities as it exceeded our equity in earnings of the joint venture.

    During the three months ended March 31, 2008, we had cash outflows in other assets of $30.0 million as a result of an earnest money deposit paid in connection with the acquisition of Williams Tower on May 1, 2008. No such deposits were paid and outstanding during the three months ended March 31, 2007.

   During the three months ended March 31, 2008 and 2007, we had increases in restricted cash of approximately $3.3 million and $3.1 million, respectively, related to certain escrows required by our mortgage agreements.

   During the three months ended March 31, 2008 and 2007, respectively, we had cash outflows of approximately $372,000 and $3.8 million, net of receipts, for master leases entered into in connection with certain of our acquisitions.

Cash Flows from Financing Activities

     Equity Offerings

We offer shares of our common stock for sale to the public, which provides us with the ability to raise capital on a continual basis. On June 18, 2004,  we commenced our Initial Offering. We raised $527.5 million in proceeds through the Initial Offering, which expired on June 18, 2006. On June 19, 2006, we commenced our Current Offering, pursuant to which we are offering a maximum of $2.2 billion in common shares.  The Current Offering is expected to close June 30, 2008 and we expect to commence our Third Offering on or about July 1, 2008.

The following table summarizes the activity from our Current Offering (in millions):

Period	Current Public Offering
	# of Shares		Proceeds
June 19, 2006 to December 31, 2006	27.3	(a)	$282.7	(a)
Year ended December 31, 2007	80.3	(b)	834.8	(b)
Three Months Ended March 31, 2008	11.9	(c)	124.8	(c)
Total	119.5		$1,242.3
__________

(a)	Amounts include $9.3 million of gross proceeds relating to approximately 944,000 shares issued under the Company’s dividend reinvestment plan.

(b)	Amounts include $37.4 million of gross proceeds relating to approximately 3.8 million shares issued under the Company’s dividend reinvestment plan.

(c)	Amounts include $13.6 million of gross proceeds relating to approximately 1.4 million shares issued under the Company’s dividend reinvestment plan.

As of March 31, 2008, $818.8 million in common shares remained available for sale pursuant to our Current Offering, exclusive of $139.6 million in common shares available under our dividend reinvestment plan. From April 1 through May 5, 2008, we received gross offering proceeds of approximately $61.0 million from the sale of 5.8 million common shares, including approximately $14.3 million relating to 1.4 million shares sold under our dividend reinvestment plan. As of May 5, 2008, $771.4 million in common shares remained available for sale to the public pursuant to the Current Offering, exclusive of $125.3 million in common shares available under our dividend reinvestment plan.

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

For the three months ended March 31, 2008 and 2007, we paid the Dealer Manager selling commissions of $7.0 million and $10.9 million, respectively, and we paid dealer manager fees of $2.5 million and $3.6 million, respectively. All such selling commissions and a portion of such dealer manager fees were reallowed by HRES to participating broker dealers for their services in selling our shares. The amount of commissions and dealer-manager fees we paid during the three months ended March 31, 2008 decreased, as compared to the three months ended March 31, 2007, as a result of a decrease in capital raised through our Current Offering during the period.

During the three months ended March 31, 2008 and 2007, the Advisor incurred organizational and internal offering costs related to the Current Offering totaling approximately $1.9 million and $2.4 million, respectively, and third-party offering costs of approximately $1.6 million and $1.7 million, respectively. During the three months ended March 31, 2008 we made payments totaling $3.9 million for Current Offering organizational and offering costs, of which $3.8 million were reimbursements made to our Advisor. During the three months ended March 31, 2007, we made payments of $6.0 million to our Advisor for reimbursement of Current Offering organizational and offering costs.

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

Subject to market conditions and other factors we may consider, we expect that our debt financing will generally be in the range of approximately 40 – 60% of management’s estimate of the aggregate value of our real estate investments. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, however, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In addition, depending on market conditions and other factors, we may choose not to use debt financing for our operations or to acquire properties. Our articles of incorporation limit our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our shareholders in our next quarterly report. As of March 31, 2008 and December 31, 2007, our debt financing was approximately 52% and 54%, respectively, of the aggregate value of our real estate investments (including our pro rata share of the Core Fund’s real estate assets and related debt).

The following table includes all of our outstanding notes payable as of March 31, 2008 and December 31, 2007 (in thousands, except interest rates):

Description	Origination Date	Maturity Date	Interest Rate		Principal Outstanding at March 31, 2008		Principal Outstanding at December 31, 2007
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		90,243	(4)	90,039
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000		45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		185,877	(3)	193,686
The Prudential Insurance Company of
America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500		159,500
IXIS Real Estate Capital Inc. — Raytheon/
DirecTV Buildings	3/13/2008	12/5/2016	5.675%		52,937	(6)	—
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	% (2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	% (2)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550	% (2)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800	% (2)	48,000		48,000
HSH Nordbank — Seattle Design Center / 5th and Bell	8/14/2007	8/14/2017	6.0300	% (2)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/Minneapolis	12/20/2007	12/20/2012	5.70%		205,000		205,000
Office/Flex Portfolio
OTHER NOTES PAYABLE
Key Bank National Association — Revolving Credit Facility	9/9/2005	10/31/2009	Variable	(1)	59,000		—
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		3,236	(5)	3,406
					$1,320,793		$1,216,631
__________

(1)
The revolving credit facility with KeyBank National Association (“KeyBank”) provides a maximum aggregate borrowing capacity of $250.0 million, which may be increased to $350.0 million upon our election. Borrowings under the revolving credit facility are at variable interest rates based on LIBOR plus 125 to 200 basis points based on prescribed leverage ratios. The weighted average interest rate on outstanding borrowings under this facility was 4.022% as of March 31, 2008.

(2)	We entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate.

(3)
We entered into mortgage financing in connection with our acquisition of Atrium on Bay. The mortgage agreement provides for an interest only loan with a principal amount of $190.0 million Canadian dollars as of March 31, 2008. This amount was translated to U.S. dollars at a rate of $0.9783 as of March 31, 2008.

(4)
This mortgage is an interest-only loan in the principal amount of $91.0 million, which we assumed in connection with our acquisition of Airport Corporate Center. At the time of acquisition, the fair value of this mortgage was estimated to be $88.5 million, resulting in a premium of $2.5 million. The premium is being amortized over the term of the mortgage.

(5)	Note with Citicorp Vendor Finance Ltd. Related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $0.9783 as of March 31, 2008.

(6)
We assumed a mortgage note in the principal amount of $54.2 million in connection with our acquisition of the Raytheon/DirecTV Buildings. The mortgage agreement provides for monthly payments of principal and interest. This mortgage agreement contains customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. At the time of acquisition, the fair value of this mortgage was estimated to be $52.9 million, resulting in a premium of $1.3 million. The premium is being amortized over the term of the mortgage.

On April 24, 2008, we borrowed $86.0 million from the New York State Teachers’ Retirement System secured by 2555 Grand. See “Subsequent Events” below for further discussion.

We are contractually obligated to make principal payments on our outstanding notes payable for each of the period from April 1, 2008 through December 31, 2008 and for the years ended December 31, 2009 through December 31, 2013 and for the period thereafter of approximately $114,000, $150.1 million, $157,000, $47.8 million, $159.5 million and $965.0 million.

We have complied with all covenants of our various debt facilities as of March 31, 2008.

     Advances from Affiliates

Certain costs and expenses associated with our organization and public offerings have been paid by our Advisor on our behalf. See “Financial Condition, Liquidity and Capital Resources — Payment of Offering Costs and Other Expenses” above for a discussion of these advances and our repayment of the same.

To the extent that our operating expenses in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of Net Income (as defined in our Articles of Incorporation), our Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold, unless our independent directors determine that such excess was justified. For the quarter ended March 31, 2008, we did not exceed this limitation.

     How Management Evaluates Distributions to our Shareholders and Minority Interests

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have and intend to continue to declare distributions to shareholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly.

From July 1, 2006 through March 31, 2008, we declared distributions (as authorized by our board of directors) equal to $0.00170959 per share, per day. The distributions declared were authorized and set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends.

Aggregate distributions declared to our shareholders and minority interests related to the three months ended March 31, 2008 were $26.3 million. The amount of our distributions is based on funds generated by the operations of our real estate investments. The table below summarizes the funds generated by the operations of our real estate investments for the three months ended March 31, 2008, including items that management considers in evaluating the performance of our real estate investments and determining the amount of distributions to shareholders and minority interests, and a reconciliation of such amount to our net loss for the period (in thousands):

Revenues	$70,134
Expenses
Property operating expenses, real property taxes and property management fees	(29,632)
Interest expense, net of interest income	(16,803)
General and administrative expenses	(1,280)
Cash asset management fees	(2,758)
Other
Master lease rents (1)	3,463
Non-cash components of revenues and expenses (2)	(4,578)
Equity in losses of unconsolidated entities as adjusted for non-cash components (3)	7,839
Provision for income taxes	(515)
Total	25,870

Reconciliation to Net Loss:
Depreciation and amortization (4)	(25,381)
Loss on derivative instruments and foreign currency transactions (4)	(27,447)
Organizational and offering expenses (5)	(1,918)
Acquisition fees (5)	(1,447)
Participation Interest expense (6)	(4,205)
Income allocated to minority interests	(643)
Other non-cash components of net loss (7)	(8,659)
Net Loss	$(43,830)
__________
1)
Includes master lease rent related to master leases entered into in conjunction with certain asset acquisitions. In accordance with GAAP, these rents are not included in rental revenue; however, we consider this rent in determining the amount of distributions to our shareholders and minority interests.

2)
Includes non-cash components of revenue such as straight-line rent adjustments of approximately $(3.9) million, amortization of lease incentives of approximately $773,000 and out-of-market lease amortization of approximately $(2.0) million as well as non-cash components of expenses such as amortization of deferred financing costs of approximately $379,000 and other non-cash components of approximately $250,000.

3)
Represents equity in losses of our unconsolidated entities of approximately $1.9 million offset by approximately $9.7 million of depreciation and amortization and other non-cash components such as those described in Note 2 above.

4)	These amounts represent non-cash components of net loss that we do not consider in determining the amount of distributions to our shareholders and minority interests.
5)
Organizational and offering expenses and acquisition fees paid to our Advisor are expensed in our condensed consolidated statement of operations. We fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of the performance of our real estate investments and in determining the amount of distributions to our shareholders and minority interests.

6)
This represents the non-cash component of the acquisition and asset management fee, which we do not consider in determining the amount of distributions to our shareholders and minority interests. See “Critical Accounting Policies – Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest” for additional information.

7)
This includes the master lease rents as described in Note 1 above, the non-cash components of revenues and expenses described in Note 2 above as well as the non-cash components adjusting the equity in losses of our unconsolidated entities as described in Note 3 above.

In conjunction with our condensed consolidated financial statements, we believe this analysis provides our shareholders with a clear description of how our management evaluates the performance of our real estate investments and determines the amount of distributions to our shareholders and minority interests.  For the three months ended March, 31, 2008, funds generated from the operations of our real estate investments were approximately $467,000 less than our distributions; therefore, we used operating cash flows in excess of distributions from prior periods to fund this amount.

Results of Operations

Property-level Operating Results

We owned 18 properties directly that were 95% leased as of March 31, 2008 compared to 10 properties that were 93% leased as of March 31, 2007. The following table presents the property-level revenues and expenses for the three months ended March 31, 2008, as compared to the same period in 2007. Same store properties include all properties owned as of January 1, 2007 as well as the Laguna Buildings, which were acquired on January 3, 2007. Revenues and expenses for properties acquired after January 3, 2007 are included in “Recent Acquisitions.” All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2008	2007	$	%
Property revenues
Same store properties	$28,339	$27,733	$606	2.2%
Recent acquisitions	41,795	2,942	38,853	1,320.6%
Total property revenues	$70,134	$30,675	$39,459	128.6%

Property expenses (1)
Same store properties	$21,426	$21,423	$3	0.0%
Recent acquisitions	33,587	2,704	30,883	1,142.1%
Total property expenses	$55,013	$24,127	$30,886	128.0%

__________
(1)	Property expenses include property operating expenses, real property taxes, property management fees, depreciation and amortization of real estate assets.

As indicated above, revenues and expenses from our same-store properties remained fairly constant between both periods presented. Therefore, increases in total revenues and property-level expenses between the periods are due to acquisitions consummated after January 3, 2007. We expect to continue raising capital through our public offerings and to utilize these proceeds in the acquisitions of additional properties. Therefore, our results of operations for the three months ended March 31, 2008 are not indicative of what we expect our results of operations will be in future periods as we expect that our operating revenues and expenses will continue to increase as a result of (i) owning the real estate investments we acquired during the last 12 months for an entire period, and (ii) our future real estate investments, which we expect to be substantial.

Our Interest in the Core Fund

As of March 31, 2008, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 92% leased. By comparison, we owned a 34.0% interest in the Core Fund as of March 31, 2007, which held interests in 15 properties that were 94% leased.

Our equity in losses related to our investment in the Core Fund for the three months ended March 31, 2008 and 2007 was $2.4 million and $1.1 million, respectively. The increase is due to the increase in the net loss of the Core Fund, which increased to $7.2 million from $3.2 million.

Our Interest in HCB II River LLC

As of March 31, 2008, we owned a 50.0% non-managing interest in HCB II River LLC. Our equity in earnings related to our investment in HCB II River LLC for the quarter ended March 31, 2008 was approximately $436,000. For the quarter ended March 31, 2008, HCB II River LLC had net income of approximately $849,000 on revenues of $1.9 million.

Asset Management and Acquisition Fees

Asset management fees earned by our advisor for the three months ended March 31, 2008 and 2007 were $5.5 million and $2.9 million, respectively. The increase in asset management fees reflects the fact that we have a larger portfolio of assets under management. Acquisition fees for the three months ended March 31, 2008 and 2007 were $2.9 million and $3.3 million, respectively. The decrease in acquisition fees is the result of a lower aggregated purchase price of assets acquired during the three months ended March 31, 2008 compared to that of the three months ended March 31, 2007.

These amounts include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest. See “Note 6 — Related Party Transactions” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of the Participation Interest.

General and Administrative Expenses

General and administrative expenses were approximately $1.3 million and $842,000, respectively, for the three months ended March 31, 2008 and 2007. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. The increases in general and administrative expenses during the periods are primarily due to increased costs of shareholder communications and audit fees as the Company’s activities and shareholder base continue to grow as well as additional costs related to compliance with the Sarbanes-Oxley Act of 2002.

Gain/Loss on Derivative Instruments

During the years ended December 31, 2007 and 2006, we entered into several forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on our variable interest rate borrowings with HSH Nordbank. We have not designated any of these contracts as cash flow hedges for accounting purposes.

The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007. The loss resulting from the decrease in the fair value of the interest rate swaps for the three months ended March 31, 2008 of $27.4 million has been recorded in loss on derivative instruments, net in the consolidated statements of operations. The gain on derivative instruments for the three months ended March 31, 2007 of approximately $639,000 included a loss of approximately $300,000 resulting from a $66,000 gain on the fair value of the interest rate swaps, fees of approximately $366,000 incurred upon entering into these swap transactions and a gain of approximately $939,000 resulting from the settlement of a foreign currency contract. We will mark the interest rate swap contracts to their estimated fair value as of each balance sheet date, and the changes in fair value will be reflected in the condensed consolidated statements of operations.

In addition, on February 8, 2007, we entered into a foreign currency contract related to the acquisition of Atrium on Bay, an office property located in Toronto, Ontario. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to our equity investment and was settled at the close of this acquisition on February 26, 2007, as described above.

Gain on Foreign Currency Transactions

During the three months ended March 31, 2007, certain of our subsidiaries which own Atrium on Bay, our property located in Toronto, Ontario, had transactions denominated in currencies other than their functional currency (CAD). In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. We recorded a loss of approximately $2,000 and a gain of approximately $134,000 in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007, respectively, as a result of such foreign currency transactions.

Interest Expense

Interest expense was $18.1 million and $9.4 million, respectively, for the three months ended March 31, 2008 and 2007. The increase in interest expense during the periods is primarily due to increased borrowings used to fund our acquisitions of directly-owned properties. Average debt outstanding during the three months ended March 31, 2008 and 2007 was $1.3 billion and $585.4 million, respectively.

Interest Income

Interest income was approximately $1.2 million and $401,000, respectively, for the three months ended March 31, 2008 and 2007. The increases in interest income are primarily due to increased cash we held in short-term investments during delays between raising capital and acquiring real estate investments. Average cash on hand was $102.2 million during the three months ended March 31, 2008, up from $36.7 million during the three months ended March 31, 2007.

 Income Tax

The provision for income taxes for the three months ended March 31, 2008 and 2007 was approximately $515,000 and $66,000, respectively, and was primarily related to our property in Toronto, Ontario, which we acquired during February 2007.

    Income Allocated to Minority Interests

As of March 31, 2008 and 2007, Hines REIT owned a 97.6% and a 97.3% interest, respectively, in the Operating Partnership, and affiliates of Hines owned the remaining 2.4% and 2.7% interests, respectively. We allocated income of approximately $643,000 and $69,000 to minority interests for the three months ended March 31, 2008 and  2007, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2008 and December 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Williams Tower

On May 1, 2008, we acquired Williams Tower, a 64-story office building located in the Galleria/West Loop submarket of Houston, Texas. The building consists of approximately 1.5 million square feet of rentable area that is approximately 94% leased. The contract purchase price for Williams Tower was $271.5 million, exclusive of transaction costs, financing fees and working capital reserves.

We entered into a rate-lock agreement with the New York State Teachers’ Retirement System (“NYSTRS”) related to a $165.0 million interest-only mortgage loan that will be secured by the mortgage and related assignments and security interests in Williams Tower. We expect to close on this financing on or about May 23, 2008.

4050/4055 Corporate Drive

On April 21, 2008, we entered into a contract to acquire 4050 and 4055 Corporate Drive (“Corporate Drive”), a two-building industrial complex located in the DFW Trade Center submarket of Dallas, Texas. The buildings consist of 643,429 square feet of rentable area that is 100% leased. The contract purchase price of Corporate Drive is expected to be $42.8 million, exclusive of transaction costs, financing fees and working capital reserves. We expect to consummate this acquisition on or about May 22, 2008.

2555 Grand Mortgage Loan

On April 24, 2008, we borrowed $86.0 million from the NYSTRS. The mortgage agreement provides for an interest-only loan with a principal amount of $86.0 million and is secured by a mortgage and related assignments and security interests in 2555 Grand. The borrowing matures on April 24, 2013 and bears interest at a rate of 5.375%.

KeyBank Activity

On April 28, 2008, we borrowed $165.0 million under the revolving credit facility with KeyBank in anticipation of our acquisition of Williams Tower, as described above. From April 1, 2008 through May 5, 2008, we repaid $59.0 million under our revolving credit facility with KeyBank resulting in an outstanding principal balance of $165.0 million.

Shareholder Redemptions

From April 1, 2008 through May 5, 2008, in accordance with our share redemption plan,  we redeemed approximately 397,000 common shares and made corresponding payments totaling $4.0 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares.

Price Change/Extension of Offering

In April 2008, our board of directors authorized the extension of its Current Offering until June 30, 2008. Additionally, our board of directors authorized the following terms to its Third Offering, which is expected to commence on July 1, 2008:

•
We expect to offer shares to the public initially at a price of $10.66 per share subject to any volume and other discounts in effect for the Third Offering; our current offering price is $10.58 per share.

•	We expect to offer shares through our dividend reinvestment plan at a price of $10.13 per share; the current dividend reinvestment plan price is $10.051 per share.

•	We expect that shares redeemed under our share redemption program will be redeemed at a price of $9.68 per share; our current redemption price is $9.52 per share.

Advisory Agreement Extension

In conjunction with the extension of the Current Offering to June 30, 2008, our board of directors determined on May 14, 2008 to extend the term of the current Advisory Agreement between the Operating Partnership, the Company and the Advisor on identical terms through June 30, 2008.

Distribution Increase

In April 2008, our board of directors declared distributions for the months of May and June 2008. The distributions will be calculated based on shareholders of record each day during such months in an amount equal to $0.00175233 per share, per day.  This distribution rate represents an approximate 2.5% increase from the distribution rate declared for the period from July 1, 2006 through April 30, 2008. The distributions for the months of May and June will be paid in cash in July 2008.

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

As of March 31, 2008, we had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.

Our total variable-rate debt outstanding as of March 31, 2008 consisted of $59.0 million in borrowings under our revolving credit facility with KeyBank. This debt is subject to a variable interest rate through its maturity date on October 31, 2009. An increase in the variable interest rate would increase our interest payments due under the Revolving Credit Facility and therefore decrease our cash flows available for distribution to shareholders. Based on our variable rate outstanding as of March 31, 2008, a 1% change in interest rate would result in a change of interest expense of approximately $590,000 per year.

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate swap agreements. We minimized our credit risk on these transactions by dealing with HSH Nordbank, a major creditworthy financial institution. We believe the likelihood of realized losses from counterparty non-performance is remote.

We are exposed to foreign currency exchange rate variations resulting from the remeasurement and translation of the financial statements of our subsidiaries located in Toronto, Ontario and Rio de Janeiro, Brazil. As of March 31, 2008, $10.4 million of accumulated other comprehensive income related to our international subsidiaries is included in our consolidated statement of shareholders’ equity. Based on the Company’s current operational strategies, management does not believe that variations in the foreign currency exchange rates pose a significant risk to our consolidated results of operations or financial position.

Item 4T.  Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Other than those described below, no change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

During the three months ended March 31, 2008, we continued the implementation of an upgrade to our financial and accounting systems and a new enterprise-wide accounting and lease management system for Hines. We anticipate this implementation will be completed by mid-2008. This new software has affected many aspects of our accounting and financial systems and procedures and has resulted in significant changes to our internal controls. The implementation of these systems upgrades had a material impact on our internal control over financial reporting, but these upgrades were not implemented in response to an identified significant control deficiency or material weakness. We believe that these changes have improved and strengthened our overall system of internal control.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933.

The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

Period	Total Number of SharesPurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2008 to January 31, 2008	594,685	9.52	594,685	8,031,511
February 1, 2008 to February 29, 2008	194,961	9.52	194,961	8,303,834
March 1, 2008 to March 31, 2008	197,441	9.52	197,441	8,719,503
Total	987,087	9.52	987,087
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

HINES REAL ESTATE INVESTMENT TRUST, INC.

May 15, 2008                                                                           By:             /s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

May 15, 2008                                                                           By:         /s/ SHERRI W. SCHUGART
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
Agreement of Sale between Crown Center Redevelopment Corporation and Hines REIT 2555 Grand LLC, dated February 29, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 6, 2008, and incorporated by reference herein).

10.2		—
Contract of Sale between Transco Tower Limited and Hines REIT Properties L.P. dated March 18, 2008 (filed as Exhibit 10.95 to Amendment No. 10 to registrant’s Registration Statement on Form S-11, and incorporated by reference herein).

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	—
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

__________

*	Filed herewith