Form 10-Q
period 2008-06-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2008-08-14
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Yes ☐   No ☒

As of August 8, 2008, 195.4 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statement of Shareholders’ Equity	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4T.	Controls and Procedures	39

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	40

SIGNATURES
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO & CFO pursuant to Section 906

 PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	June 30, 2008	December 31, 2007
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$2,283,656	$1,798,924
Investments in unconsolidated entities	346,271	361,157
Cash and cash equivalents	134,813	152,443
Restricted cash	8,286	3,463
Distributions receivable	6,887	6,890
Tenant and other receivables	53,247	28,518
Intangible lease assets, net	398,125	296,766
Deferred leasing costs, net	40,354	34,954
Deferred financing costs, net	8,200	7,638
Other assets	2,935	12,870
TOTAL ASSETS	$3,282,774	$2,703,623

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$84,351	$66,267
Due to affiliates	9,231	8,968
Intangible lease liabilities, net	122,676	79,465
Other liabilities	20,897	17,128
Interest rate swap contracts	30,858	30,194
Participation interest liability	35,618	26,771
Distributions payable	29,002	24,923
Notes payable	1,515,088	1,216,631
Total liabilities	1,847,721	1,470,347

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2008 and December 31, 2007	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of June 30, 2008 and December 31, 2007; 189,873 and 159,409 common shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	190	159
Additional paid-in capital	1,594,383	1,358,523
Accumulated deficit	(173,640)	(137,915)
Accumulated other comprehensive income	14,120	12,509
Total shareholders’ equity	1,435,053	1,233,276
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,282,774	$2,703,623

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007
 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$78,278	$35,251	$143,078	$64,606
Other revenue	6,942	2,028	12,276	3,347
Total revenues	85,220	37,279	155,354	67,953
Expenses:
Property operating expenses	21,841	9,704	40,124	16,833
Real property taxes	11,859	5,982	21,622	10,718
Property management fees	1,786	958	3,371	1,662
Depreciation and amortization	32,216	13,083	57,597	24,641
Asset management and acquisition fees	9,284	4,902	17,694	11,131
Organizational and offering expenses	1,695	1,104	3,614	3,501
General and administrative expenses	1,813	1,309	3,093	2,151
Total expenses	80,494	37,042	147,115	70,637
Income (loss) before other income (expenses), income tax expense and income allocated to minority interests	4,726	237	8,239	(2,684)
Other income (expenses):
Equity in losses of unconsolidated entities, net	(2,181)	(757)	(4,116)	(1,894)
Gain (loss) on derivative instruments, net	26,780	15,209	(665)	15,847
Gain (loss) on foreign currency transactions	—	—	(2)	134
Interest expense	(20,900)	(10,399)	(38,952)	(19,832)
Interest income	361	2,460	1,610	2,861
Income (loss) before income tax expense and income allocated to minority interests	8,786	6,750	(33,886)	(5,568)
Provision for income taxes	51	(268)	(464)	(334)
Income allocated to minority interests	(732)	(326)	(1,375)	(395)
Net income (loss)	$8,105	$6,156	$(35,725)	$(6,297)
Basic and diluted income (loss) per common share:
Income (loss) per common share	$0.05	$0.05	$(0.21)	$(0.06)
Weighted average number of common shares outstanding	178,536	115,588	171,840	102,136

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(UNAUDITED)

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders’ Equity
	(In thousands)
BALANCE,
January 1, 2008	159,409	$159	$1,358,523	$(137,915)	$12,509	$1,233,276
Issuance of common shares	32,260	33	338,650	—	—	338,683
Redemption of common shares	(1,796)	(2)	(17,098)	—	—	(17,100)
Distributions declared	—	—	(53,964)	—	—	(53,964)
Selling commissions and dealer manager fees	—	—	(27,528)	—	—	(27,528)
Other offering costs	—	—	(4,200)	—	—	(4,200)
Comprehensive loss:
Net loss	—	—	—	(35,725)	—
Other comprehensive income — Foreign currency translation adjustment	—	—	—	—	1,611
Total comprehensive loss	—	—	—	—	—	(34,114)
BALANCE,
June 30, 2008	189,873	$190	$1,594,383	$(173,640)	$14,120	$1,435,053

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(35,725)	$(6,297)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,405	25,916
Non-cash compensation expense	14	10
Equity in losses of unconsolidated entities	4,116	1,894
Distributions received from unconsolidated entities	969	—
Income allocated to minority interests	1,375	395
Accrual of organizational and offering expenses	3,614	3,501
Loss (gain) on foreign currency transactions	2	(134)
Loss (gain) on derivative instruments, net	665	(15,847)
Net change in operating accounts	(14,008)	(2,278)
Net cash provided by operating activities	18,427	7,160
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	—	(28,896)
Distributions received from unconsolidated entities in excess of equity in earnings	13,246	11,836
Investments in property	(433,750)	(403,620)
Investments in master leases	(1,917)	(4,520)
Master lease rent receipts	2,785	2,220
Additions to other assets	—	(64,955)
Settlement of foreign currency hedge	—	939
Increase in restricted cash	(4,873)	(4,848)
Increase in acquired lease intangibles, net	(86,042)	(44,428)
Net cash used in investing activities	(510,551)	(536,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in other liabilities	(1,097)	(1,359)
Proceeds from issuance of common stock	300,615	573,903
Redemption of common shares	(17,100)	(2,160)
Payments of selling commissions and dealer manager fees	(25,430)	(48,563)
Payments of organizational and offering expenses	(8,319)	(11,352)
Distributions paid to shareholders and minority interests	(23,361)	(10,659)
Proceeds from notes payable	520,000	493,415
Payments on notes payable	(269,238)	(274,664)
Additions to deferred financing costs	(1,444)	(1,093)
Payments related to interest rate swap contracts	—	(731)
Net cash provided by financing activities	474,626	716,737
Effect of exchange rate changes on cash	(132)	306
Net change in cash and cash equivalents	(17,630)	187,931
Cash and cash equivalents, beginning of period	152,443	23,022
Cash and cash equivalents, end of period	$134,813	$210,953

See notes to the condensed consolidated financial statements

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2007 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of June 30, 2008 and December 31, 2007, and the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for six months ended June 30, 2008 and 2007 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with its consolidated subsidiaries, the “Company”), was formed on August 5, 2003 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning interests in real estate. Beginning with the its taxable year ended December 31, 2004, the Company operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through its majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. Subject to certain restrictions and limitations, the business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”).

Public Offerings

On June 18, 2004, Hines REIT commenced its initial public offering (the “Initial Offering”). The Company raised $527.5 million in proceeds through the Initial Offering, which expired on June 18, 2006. On June 19, 2006, the Company commenced its second public offering (the “Second Offering”), through which it raised approximately $1.5 billion of gross proceeds prior to its expiration on June 30, 2008.  The Company commenced its follow-on offering (the “Third Offering”) on July 1, 2008 pursuant to which it is offering a maximum of $3.5 billion in common shares. See Note 11 for additional information regarding the Third Offering.

The following table summarizes the sales activity from the Second Offering (in millions):

Period	# of Shares		Gross Proceeds
June 19, 2006 to December 31, 2006	27.3	(a)	$282.7	(a)
Year ended December 31, 2007	80.3	(b)	$834.8	(b)
Six Months Ended June 30, 2008	32.3	(c)	$338.6	(c)
Total	139.9		$1,456.1
__________

(a)	Amounts include $9.3 million of gross proceeds relating to approximately 944,000 shares issued under the Company’s dividend reinvestment plan.

(b)	Amounts include $37.4 million of gross proceeds relating to approximately 3.8 million shares issued under the Company’s dividend reinvestment plan.

(c)	Amounts include $27.9 million of gross proceeds relating to approximately 2.8 million shares issued under the Company’s dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of June 30, 2008 and December 31, 2007, Hines REIT owned a 97.5% and 97.6%, general partner interest in the Operating Partnership, respectively.

From July 1 through August 8, 2008, Hines REIT received gross offering proceeds of approximately $24.4 million from the sale of 2.4 million common shares.

Minority Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.6% and 0.7% interest in the Operating Partnership as of June 30, 2008 and December 31, 2007, respectively. As a result of HALP Associates Limited Partnership’s (“HALP”) ownership of the Participation Interest (see Note 6), HALP’s percentage ownership in the Operating Partnership was 1.9% and 1.7% as of June 30, 2008 and December 31, 2007, respectively.

Investment Property

As of June 30, 2008, the Company held direct and indirect investments in 46 properties. These properties consisted of 43 office properties located throughout the United States, one industrial property located in Dallas, Texas, one mixed-use office and retail property located in Toronto, Ontario, and a 50% interest in an industrial property located in Rio de Janeiro, Brazil. The Company’s interests in 25 of these properties are owned indirectly through its investment in Hines US Core Office Fund LP (the “Core Fund”). As of June 30, 2008 and December 31, 2007, the Company owned an approximate 28.7% and 32.0% non-managing general partner interest in the Core Fund, respectively.  See Note 3 for further discussion.

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

Basis of Presentation

The consolidated financial statements of the Company included in this quarterly report include the accounts of Hines REIT, the Operating Partnership (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries (see Note 3), as well as the related amounts of minority interest. All intercompany balances and transactions were eliminated in consolidation.

The Company evaluates the need to consolidate joint ventures based on standards set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) and American Institute of Certified Public Accountants’ Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”) , as amended by Emerging Issues Task Force Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.   In accordance with this accounting literature, the Company consolidates joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Company also consolidates joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

Reportable Segments

Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s investments in real estate are geographically diversified and management evaluates operating performance at an individual property level. The Company has determined it has two reportable segments: one with activities related to investing in office properties and one with activities related to investing in industrial properties. The office properties segment consists of 19 office properties that the Company owns directly as well as 25 office properties that are owned indirectly through the Company’s investment in the Core Fund. The industrial segment consists of one directly-owned industrial property located in Dallas, Texas and the Company’s interest in one indirectly-owned industrial property located in Rio de Janeiro, Brazil.

The Company acquired its wholly-owned industrial property located in Dallas, Texas, in May 2008. Total assets related to this property were $43.9 million as of June 30, 2008 out of the Company’s total assets of $3.3 billion. In addition, the Company recorded revenues of approximately $490,000 and net income of $182,000 related to this property out of the Company’s total revenues of $155.4 million and net loss of $35.7 million for the six-months ended June 30, 2008.

The Company’s indirect investments are accounted for using the equity method of accounting for investments. As such, the activities of these investments are reflected in investments from unconsolidated entities in the condensed consolidated balance sheets and equity in losses of unconsolidated entities in the condensed consolidated statements of operations. See “Investments in Unconsolidated Entities” in Note 3 for additional information regarding the Company’s indirect investments.

Comprehensive Loss

The Company reports comprehensive loss in its condensed consolidated statements of shareholders’ equity. Comprehensive loss was $34.1 million for the six months ended June 30, 2008 resulting from the Company’s net loss of $35.7 million and gain from foreign currency translation adjustment of $1.6 million.

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

The Company or its subsidiaries also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

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

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At June 30, 2008, management believes no such impairment has occurred.

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

Restricted Cash

As of June 30, 2008 and December 31, 2007, the Company had restricted cash of approximately $8.3 million and $3.5 million, respectively, related to escrow accounts required by certain of the Company’s mortgage agreements.

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

Tenant inducement amortization was approximately $1.7 million and $868,000 for the six months ended June 30, 2008 and 2007, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $679,000 and $280,000 as amortization expense related to other direct leasing costs for the six months ended June 30, 2008 and 2007, respectively.

Tenant inducement amortization was approximately $897,000 and $447,000 for the three months ended June 30, 2008 and 2007, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $377,000 and $146,000 as amortization expense related to other direct leasing costs for the three months ended June 30, 2008 and 2007, respectively.

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to funding $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods, beginning in the first quarter of 2008. As a result, the Company has an $8.6 million liability recorded in accounts payable and accrued expenses in the accompanying balance sheets as of June 30, 2008.

On March 13, 2008, the Company acquired the Raytheon/DirecTV Buildings, a two-building office complex located in El Segundo, California. In connection with this acquisition, the Company assumed a commitment to fund $11.5 million of construction costs to the Raytheon Corporation.

Derivative Instruments

During the years ended December 31, 2007 and 2006, the Company entered into several forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of these contracts as cash flow hedges for accounting purposes. The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007. See Note 10 for additional discussion regarding fair value.

In addition, the Company entered into a foreign currency contract in February 2007 related to the acquisition of Atrium on Bay, a mixed-use office and retail property located in Toronto, Ontario. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to the Company’s equity investment and was settled at the close of this acquisition on February 26, 2007.

The table below contains additional information regarding the Company’s derivative instruments (all amounts are in thousands):

Description	Increase (Decrease) in Fair Value	Transaction Fees	Foreign Currency Gain (Loss)	Gain (Loss) on Derivative Instrument, net

Quarter Ended June 30, 2008	$26,780	—	—	$26,780
Quarter Ended June 30, 2007	$15,574	$(365)	—	$15,209

Six Months Ended June 30, 2008	$(665)	—	—	$(665)
Six Months Ended June 30, 2007	$15,639	$(731)	$939	$15,847

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.  For the six months ended June 30, 2008 and 2007, approximately $791,000 and $563,000, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2008 and 2007, approximately $412,000 and $267,000, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations.

Other Assets

Other assets includes the following (in thousands):

	June 30, 2008	December 31, 2007
Property acquisition escrow deposit	$—	$10,000
Prepaid insurance	875	1,056
Mortgage loan deposits	901	904
Other	1,159	910
Total	$2,935	$12,870

Organizational and Offering Costs

     Second Offering

The Company commenced the Second Offering on June 19, 2006. Certain organizational and offering costs associated with the Second Offering have been paid by the Advisor on the Company’s behalf. Pursuant to the terms of the Advisory Agreement in effect for the Second Offering, the Company was obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer manager fees, did not exceed 15% of gross proceeds from the Second Offering. As of June 30, 2008 and December 31, 2007, the Advisor had incurred on the Company’s behalf organizational and offering costs in connection with the Second Offering of $36.9 million and $29.1 million, respectively (of which $15.6 million and $12.1 million, respectively, relates to the Advisor or its affiliates). As of June 30, 2008, $1.8 million of these costs remained unpaid and were included in due to affiliates in the condensed consolidated balance sheet.

The Advisor incurred approximately $3.6 million and $3.5 million of internal offering costs, which have been expensed in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2008 and 2007. In addition, $4.2 million of third-party offering costs have been offset against net proceeds of the Second Offering within additional paid-in capital for the six months ended June 30, 2008.

The Advisor incurred approximately $1.7 million and $1.1 million of internal offering costs, which have been expensed in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007, respectively. In addition, $2.6 million of third-party offering costs have been offset against net proceeds of the Second Offering within additional paid-in capital for the three months ended June 30, 2008.

Third Offering

As mentioned above, the Second Offering was terminated on June 30, 2008 and the Third Offering commenced on July 1, 2008. During the six months ended June 30, 2008, the Advisor incurred approximately $1.9 million of organizational and offering costs related to the Third Offering. Per the terms of the Advisory Agreement in effect for the Third Offering, the Company will not reimburse the Advisor for organizational and offering costs related to the Third Offering. The Advisor is not a shareholder of the Company and pursuant to the terms of the Third Offering, the Company is not obligated to reimburse the Advisor for any of these costs. Accordingly, no such amounts have been recorded in the accompanying condensed consolidated financial statements. See Note 11 for additional information regarding the Third Offering.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $21.2 million and $12.7 million as of June 30, 2008 and December 31, 2007, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Stock-based Compensation

Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock annually. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of Statement No. 123, Accounting for Stock-Based Compensation (as amended), the Company recognizes the expense related to these shares over the vesting period. The Company granted 1,000 restricted common shares to each of its independent board members in November 2004, June 2005, June 2006 and July 2007. For the three and six months ended June 30, 2008 and 2007, amortization of stock compensation expense recorded by the Company was immaterial.

Income Taxes

Hines REIT made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2004. In addition, as of June 30, 2008 and 2007 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the six months ended June 30, 2008 and 2007 in the accompanying condensed consolidated financial statements.

  In connection with the operation of Atrium on Bay, an office property located in Toronto, Ontario, the Company has recorded an income tax provision for Canadian income taxes of approximately $256,000 and $316,000 for the six months ended June 30, 2008 and 2007, respectively, in accordance with Canadian tax laws and regulations. In addition, the Company has also recorded a benefit for Canadian income taxes of approximately $251,000 for the three months ended June 30, 2008 and a provision for Canadian income taxes of approximately $250,000 for the three months ended June 30, 2007.

  The Company also recorded an income tax provision for the Texas Margin Tax related to its properties located in Texas. As a result, the Company recorded approximately $196,000 and $205,000, respectively, for the three and six months ended June 30, 2008. The related income tax expense was insignificant for the three and six months ended June 30, 2007.

As of June 30, 2008, the Company had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Per Share Data

Income/loss per common share is calculated by dividing the net income/loss for each period by the weighted average number of common shares outstanding during such period. Income/loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

The Company has revised the presentation of investment property to exclude the value associated with leases in place at the time an investment property is acquired as shown in the condensed consolidated balance sheet to be consistent with a majority of others in the industry. As a result, certain reclassifications have been made to the 2007 condensed consolidated balance sheet and the condensed consolidated statement of cash flows for the six months ended June 30, 2007 to be consistent with the 2008 presentation. Specifically, $253.0 million of net book value of in-place leases has been reclassified from investment property to intangible lease assets as of December 31, 2007 in the condensed consolidated balance sheet and $64.3 million was reclassified from investments in property to increase (decrease) in intangible lease assets, net, in the condensed consolidated statement of cash flows. Management believes this change in presentation is appropriate given the practices of many of the Company’s industry peers, although it does not believe this change is necessary for the fair presentation of the Company’s financial statements.

Recent Accounting Pronouncements

     In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Management expects SFAS No. 141R will have a significant impact in future periods to the extent that real estate acquisitions are significant. For example, the Company acquired four properties for $590.1 million during the six months ended June 30, 2008. The Company capitalized approximately $925,000 in acquisition-related expenses during this period that would have been expensed under FAS 141R.

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

     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133 (“SFAS No. 161”).  This statement contains disclosure requirements regarding an entity’s derivative instruments and hedging activities such as: (i) how and why they are used; (ii) how they are accounted for and (iii) how they affect an entity’s financial statements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements.

     In April 2008, the FASB issued Staff Position No. 142-3 Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of assets considered in a business combination.  FSP 142-3 is effective on January 1, 2009.  The Company is currently evaluating the impact FSP 142-3 will have on its consolidated financial statements.

      In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The issuance of SFAS No. 162 is not expected to have a significant impact on the Company’s consolidated financial statements.

3.  Investment Property and Lease Intangibles

Investment property consisted of the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Buildings and improvements	$1,886,583	$1,481,541
Less: accumulated depreciation	(53,368)	(32,395)
Buildings and improvements, net	1,833,215	1,449,146
Land	450,441	349,778
Investment property, net	$2,283,656	$1,798,924

Direct Investments

Properties that are wholly owned by the Operating Partnership are referred to as “direct investments.” As of December 31, 2007, the Company owned direct investments in 16 properties through its interest in the Operating Partnership and acquired the following properties during the six months ended June 30, 2008:

City	Property	Date Acquired	Contract Purchase Price
			(in millions)
Kansas City, Missouri	2555 Grand	February 2008	$155.8
El Segundo, California	Raytheon/DirecTV Buildings	March 2008	$120.0
Houston, Texas	Williams Tower	May 2008	$271.5
Dallas, Texas	4050/4055 Corporate Drive	May 2008	$42.8

As of June 30, 2008, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$423,222	$69,719	$142,316
Less: accumulated amortization	(79,789)	(15,027)	(19,640)
Net	$343,433	$54,692	$122,676

As of December 31, 2007, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$302,530	$52,450	$91,455
Less: accumulated amortization	(49,564)	(8,650)	(11,990)
Net	$252,966	$43,800	$79,465

Amortization expense was $35.8 million and $15.4 million for in-place leases for the six months ended June 30, 2008 and 2007, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of approximately $3.1 million and $723,000, respectively.  Amortization expense was $20.4 million and $8.0 million for in-place leases for the three months ended June 30, 2008 and 2007, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of approximately $1.1 million and $571,000 for the three months ended June 30, 2008 and 2007, respectively.

Anticipated amortization of in-place, out-of-market leases, net and out-of-market ground leases for the period from July 1 through December 31, 2008 and for each of the years ended December 31, 2009 through 2012 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, net
July 1 through December 31, 2008	$38,894	$(2,096)
2009	58,525	(13,955)
2010	48,974	(12,630)
2011	42,195	(11,674)
2012	32,849	(10,566)

In connection with its direct investments, the Company has entered into lease agreements with tenants for office and retail space. As of June 30, 2008, the approximate fixed future minimum rentals for the period from July 1 through December 31, 2008, and each of the years ending December 31, 2009 through 2012 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
July 1 through December 31, 2008	$114,182
2009	209,949
2010	189,557
2011	174,426
2012	149,866
Thereafter	584,831
Total	$1,422,811

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from July 1, 2008 through December 31, 2008 are approximately $1.4 million. In addition, the fixed future minimum rentals expected to be received for such services for each of the years ended December 31, 2009 through December 31, 2012 and thereafter are $2.6 million, $2.3 million, $2.0 million, $1.4 million and $1.5 million, respectively. The Company has outsourced the provision of these services to a tenant in the same building, to whom it pays fees for the provision of such services. The fixed future minimum payments for such services for the period from July 1, 2008 through December 31, 2008 are approximately $454,000. In addition, the fixed future minimum payments for such services for each of the years ended December 31, 2009 through December 31, 2012 and thereafter are approximately $880,000, $726,000, $519,000, $364,000 and $276,000, respectively.

During the six months ended June 30, 2008, no tenant leased space representing more than 10% of the total rental revenue of the Company. Approximately 10% of the rental revenue recognized during the six months ended June 30, 2007 was earned from a tenant in the software industry, whose lease expires in 2013. No other tenant provided more than 10% of the Company’s total rental revenue for the six months ended June 30, 2007.

One of the Company’s properties is subject to a ground lease, which expires on March 31, 2032. Although the lease provides for increases in payments over the term of the lease, ground rent expense accrues on a straight-line basis.  The fixed future minimum rentals to be paid under the ground lease for the period from July 1, 2008 through December 31, 2008 are approximately $203,000. In addition, the fixed future minimum rentals for each of the years ended December 31, 2009 through December 31, 2012 and thereafter are approximately $412,000, $420,000, $428,000, $438,000 and $10.3 million, respectively. Ground lease expense for the six months ended June 30, 2008 was approximately $281,000.

Investments in Unconsolidated Entities

The Company owns indirect interests in real estate through its investments in the Core Fund and HCB II River LLC. The carrying values of its investments in these entities as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008	December 31, 2007
Investment in the Core Fund	$312,596	$330,441
Investment in HCB II River LLC	33,675	30,716
Total investments in unconsolidated entities	$346,271	$361,157

   The equity in income (losses) of the Company’s unconsolidated entities for the six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Equity in losses of the Core Fund	$(5,085)	$(1,894)
Equity in earnings of HCB II River LLC	969	—
Net equity in losses of unconsolidated entities	$(4,116)	$(1,894)

   The equity in income (losses) of the Company’s unconsolidated entities for the three months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Equity in losses of the Core Fund	$(2,714)	$(757)
Equity in earnings of HCB II River LLC	533	—
Net equity in losses of unconsolidated entities	$(2,181)	$(757)

Investment in the Core Fund

The Core Fund is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place. As of June 30, 2008 and December 31, 2007, respectively, the Company owned a 28.7% and 32.0% non-managing general partnership interest in the Core Fund, which held ownership interests in 25 and 24 properties across the United States.

Condensed consolidated financial information of the Core Fund as of June 30, 2008 and December 31, 2007 and for the six months ended June 30, 2008 and 2007 is summarized below (in thousands):

ASSETS

	June 30, 2008	December 31, 2007
Cash	$78,612	$112,211
Property, net	3,980,731	3,481,975
Other assets	365,587	351,577
Total Assets	$4,424,930	$3,945,763

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$2,616,372	$2,313,895
Other liabilities	241,846	264,705
Minority interest	523,496	426,128
Partners’ capital	1,043,216	941,035
Total Liabilities and Partners’ Capital	$4,424,930	$3,945,763

OPERATIONS

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenues, other income and interest income	$253,365	$202,696
Operating expenses	(107,399)	(86,778)
Interest expense	(67,490)	(47,183)
Depreciation and amortization	(94,878)	(68,162)
(Income) loss allocated to minority interest	141	(6,151)
Net Loss	$(16,261)	$(5,578)

During the six months ended June 30, 2008 and 2007, no tenant leased space representing more than 10% of the total rental revenue of the Core Fund.

4.  Debt Financing

The following table includes all of the Company’s outstanding notes payable as of June 30, 2008 and December 31, 2007 (in thousands, except interest rates):

Description	Origination Date	Maturity Date	Interest Rate		Principal Outstanding at June 30, 2008		Principal Outstanding at December 31, 2007
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		90,446	(4)	90,039
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000		45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		188,100	(3)	193,686
The Prudential Insurance Company of
America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500		159,500
IXIS Real Estate Capital Inc. — Raytheon/
DirecTV Buildings	3/13/2008	12/5/2016	5.675	% (6)	52,802		—
New York State Teachers’ Retirement System — 2555 Grand	4/24/2008	5/1/2013	5.375	% (7)	86,000		—
New York State Teachers’ Retirement System — Williams Tower	5/29/2008	6/1/2013	5.500	% (8)	165,000		—

HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	% (2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	% (2)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550	% (2)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800	% (2)	48,000		48,000
HSH Nordbank — Seattle Design Center / 5th and Bell	8/14/2007	8/14/2017	6.0300	% (2)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/Minneapolis	12/20/2007	1/1/2013	5.700%		205,000		205,000
Office/Flex Portfolio
OTHER NOTES PAYABLE
Key Bank National Association — Revolving Credit Facility	9/9/2005	10/31/2009	Variable (1)		—		—
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		3,240	(5)	3,406
					$1,515,088		$1,216,631
__________

(1)
The revolving credit facility with KeyBank National Association (“KeyBank”) provides a maximum aggregate borrowing capacity of $250.0 million. Borrowings under the revolving credit facility are at variable interest rates based on LIBOR plus 125 to 200 basis points based on prescribed leverage ratios.

(2)	The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate.

(3)
The Company entered into mortgage financing in connection with its acquisition of Atrium on Bay. The mortgage agreement provides for an interest only loan with a principal amount of $190.0 million Canadian dollars. This amount was translated to U.S. dollars at a rate of $.9900 as of June 30, 2008.

(4)
This mortgage is an interest-only loan in the principal amount of $91.0 million, which the Company assumed in connection with its acquisition of Airport Corporate Center. At the time of acquisition, the fair value of this mortgage was estimated to be $88.5 million, resulting in a premium of $2.5 million. The premium is being amortized over the term of the mortgage.

(5)	Note with Citicorp Vendor Finance Ltd. Related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $.9900 as of June 30, 2008.

(6)
The Company assumed a mortgage note in the principal amount of $54.2 million in connection with its acquisition of the Raytheon/DirecTV Buildings. The mortgage agreement provides for monthly payments of principal and interest. This mortgage agreement contains customary events of default with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. At the time of acquisition, the fair value of this mortgage was estimated to be $52.9 million, resulting in a premium of $1.3 million. The premium is being amortized over the term of the mortgage.

(7)
The Company entered into a loan with the New York State Teachers’ Retirement System (“NYSTRS”) in the principal amount of $86.0 million secured by its interest in 2555 Grand. The loan agreement provides for monthly payments of interest and a principal payment due upon debt maturity. This loan agreement contains customary events of default with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios.

(8)
The Company entered into a loan with NYSTRS in the principal amount of $165.0 million secured by its interest in Williams Tower. The loan agreement provides for monthly payments of interest and a principal payment due upon debt maturity. This loan agreement contains customary events of default with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios.

The Company is contractually obligated to make principal payments on its outstanding notes payable for the period from July 1, 2008 through December 31, 2008, for each of the years ended December 31, 2009 through December 31, 2012 and for the period thereafter of approximately $427,000, $91.9 million, $957,000, $48.7 million, $160.4 million and $1.2 billion.

The Company is not aware of any instances of noncompliance with financial covenants as of June 30, 2008.

5.  Distributions

The Company began declaring distributions (as authorized by its board of directors) in November 2004, after the Company commenced business operations. From July 1, 2006 through April 30, 2008, the Company declared daily distributions (as authorized by the Company’s board of directors) equal to $0.00170959 per share, per day and the Company recently increased the dividend rate to $0.00175233 per share, per day for the months of May and June 2008. The distributions declared were authorized and set by the Company’s board of directors at a level the board believed to be appropriate based upon the board’s evaluation of its assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends. The Company has declared the daily distributions on a monthly basis and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. The Company has declared the following aggregate distributions to its shareholders and minority interests for each quarter during the year ended December 31, 2007 and the six months ended June 30, 2008 (in thousands):

Total Distribution for the Quarter Ended	Date Paid	Total Distribution
June 30, 2008	July 1, 2008	$29,002
March 31, 2008	April 15, 2008	$26,337
December 31, 2007	January 16, 2008	$24,923
September 30, 2007	October 15, 2007	$23,059
June 30, 2007	July 20, 2007	$18,418
March 31, 2007	April 16, 2007	$14,012

6.  Related Party Transactions

Due to Affiliates

Due to affiliates includes the following (in thousands):

	June 30, 2008	December 31, 2007
Organizational and offering costs related to the Second Offering	$1,754	$2,260
Dealer manager fees and selling commissions	2,703	605
Asset management, acquisition fees and property-level fees and reimbursements	4,429	5,319
Other	345	784
Total	$9,231	$8,968

Advisory Agreement

Pursuant to the Advisory Agreement in effect through June 30, 2008, the Company was required to pay the following fees and expense reimbursements (in addition to the reimbursement of organizational and other costs described in Note 2 above):

Acquisition Fees  — The Company paid an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee was payable following the closing of each acquisition in an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company made an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. The Advisor earned cash acquisition fees totaling $3.0 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations.  The Advisor earned cash acquisition fees totaling approximately $1.6 million and $626,000 for the three months ended June 30, 2008 and 2007, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations.   See discussion of the Participation Interest below for additional information concerning acquisition fees. As of June 30, 2008 and December 31, 2007, the Company had no liabilities for incurred and unpaid acquisition fees.

On July 1, 2008, the Company executed a new advisory agreement related to the Third Offering. See Note 11 for additional information.

Asset Management Fees — The Company paid asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. The Advisor earned cash asset management fees totaling $5.8 million and $3.3 million during the six months ended June 30, 2008 and 2007, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations.  The Advisor earned cash asset management fees totaling approximately $3.1 million and $1.8 million during the three months ended June 30, 2008 and 2007, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations.   See discussion of the Participation Interest below for additional information concerning acquisition fees. As of June 30, 2008 and December 31, 2007, the Company had liabilities for incurred and unpaid asset management fees of $1.0 million and $2.5 million, respectively, which have been included in due to affiliates in the accompanying condensed consolidated balance sheets.

Dealer Manager Agreement

The Company retained HRES, an affiliate of the Advisor, to serve as dealer manager for the Initial Offering and the Second Offering. The dealer manager agreement for the Second Offering provides that HRES earned selling commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which is reallowed to participating broker dealers, and earned no selling commissions related to shares issued pursuant to the dividend reinvestment plan. It also provided that HRES earned a dealer manager fee equal to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which may be reallowed to participating broker dealers. HRES earned selling commissions of $20.7 million and earned dealer manager fees of $6.8 million for the six months ended June 30, 2008, which have been offset against additional paid-in capital in the accompanying condensed consolidated statement of shareholders’ equity.

On June 30, 2008, the Company executed a new dealer manager agreement with HRES to serve as a dealer manager for the Third Offering. The terms of the new dealer manager agreement for the Third Offering are comparable with those of the previous dealer manager agreement as it relates to the selling commissions and dealer manager fee earned by HRES. However, the new dealer manager agreement extends the definition of shares exempted from selling commissions and the dealer manager fee to include shares purchased by certain investors that have an agreement with a licensed broker-dealer, investment advisor or bank trust department pursuant to which the investor pays a fee based on asset under management or a similar fee.

Property Management and Leasing Agreements

The Company has entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which it directly invests. As compensation for its services, Hines receives the following:

•
A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. The Company incurred property management fees of approximately $3.3 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively, and approximately $1.8 million and $958,000 for the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, the Company had liabilities for incurred and unpaid property management fees of approximately $353,000 and $260,000, respectively, which have been included in due to affiliates in the accompanying condensed consolidated balance sheets.

•
A leasing fee of 1.5% of gross revenues payable over the term of each executed lease, including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. The Company incurred leasing, construction management or redevelopment fees of approximately $2.0 million and $618,000 during the six months ended June 30, 2008 and 2007, respectively, and approximately $315,000 and $556,000 during the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, the Company had a related liability of approximately $948,000 and $654,000, respectively, which is included in due to affiliates in the accompanying condensed consolidated balance sheets.

•
The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses are limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. The Company incurred reimbursable expenses of $7.4 million and $3.6 million for the six months ended June 30, 2008 and 2007, respectively, and approximately $4.3 million and $2.3 million for the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, the Company had related liabilities of $2.1 million and $1.7 million which were included in due to affiliates in the accompanying condensed consolidated balance sheets.

On May 1, 2008, the Company acquired Williams Tower, a 64-story office building located in Houston, Texas. Williams Tower is managed by Hines. In addition, the Company is headquartered in Williams Tower and Hines and its affiliates lease 9% of the rentable area of Williams Tower. The Company recorded approximately $668,000 in revenue related to space leased by Hines for the three and six-months ended June 30, 2008.

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 1.9% and 1.7% as of June 30, 2008 and December 31, 2007, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.

As the percentage interest of the Participation Interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled $35.6 million and $26.8 million as of June 30, 2008 and December 31, 2007, respectively, and is included in the participation interest liability in the accompanying condensed consolidated balance sheets. The related expense for asset management and acquisition fees of $8.8 million and $5.6 million for the six months ended June 30, 2008 and 2007, respectively, is included in asset management and acquisition fees in the accompanying condensed consolidated statements of operations.  For the three months ended June 30, 2008 and 2007, respectively, the Company recorded $4.6 million and $2.5 million of asset management and acquisition fess related to the Participation Interest.

7.  Changes in Assets and Liabilities

The effect of changes in asset and liability accounts on cash flows from operating activities for the six months ended June 30, 2008 and 2007 is as follows (in thousands):

	2008	2007
Changes in assets and liabilities:
(Increase) decrease in other assets	$(117)	$(414)
Increase in tenant and other receivables	(10,733)	(6,122)
Additions to deferred leasing costs	(11,340)	(4,070)
Increase (decrease) in accounts payable and accrued expenses	(330)	588
Increase in participation interest liability	8,847	5,566
Increase in other liabilities	799	2,261
Decrease in due to affiliates	(1,134)	(87)
Changes in assets and liabilities	$(14,008)	$(2,278)

8.  Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the six months ended June 30, 2008 and 2007 are as follows (in thousands):

	2008	2007
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$36,191	$19,678
Cash paid for income taxes	$444	$—
Supplemental Schedule of Non-Cash Activities
Unpaid selling commissions and dealer manager fees	$2,703	$3,575
Deferred offering costs offset against additional paid-in-capital	$4,200	$4,593
Distributions declared and unpaid	$29,002	$18,418
Distributions receivable	$6,887	$6,044
Distributions reinvested	$27,899	$14,633
Stock subscriptions	$10,153	$—
Non-cash net liabilities acquired upon acquisition of property	$20,772	$8,620
Accrual of deferred financing costs	$—	$53
Assumption of mortgage upon acquisition of property	$52,938	$—
Accrued additions to deferred leasing costs	$3,150	$8,425
Accrued additions to investment property	$389	$273

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

10. Fair Value Disclosures

On January 1, 2008 the Company adopted Statement No. 157, Fair Value Measurements ("SFAS No. 157"). The standard defines fair value, establishes a framework for measuring fair value and also expands disclosures about fair value measurements. The discussion below presents information about the three-level fair value hierarchy described in SFAS No. 157 and the valuation techniques utilized by the Company to determine the fair value of its interest rate swaps.

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

     As of June 30, 2008, the Company recorded a liability of $30.9 million related to the fair value of its interest rate swap contracts in accordance with SFAS No. 157. The fair value of these derivative instruments was determined using pricing models. Pricing models take into account the contract terms as well as other inputs where applicable, such as interest rate yield curves. Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparty, HSH Nordbank. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

11. Subsequent Events

Third Offering

The Company’s Third Offering was declared effective by the Securities and Exchange Commission on July 1, 2008. Pursuant to the Third Offering, Hines REIT is offering up to $3.0 billion in shares of common stock initially priced at $10.66 per share for shares purchased through commission-based financial advisors (with discounts available for certain categories of purchasers).  Shares purchased through fee-based financial advisors may qualify for a 9.2% discount, or a $9.68 per share price, due to a waiver of the up-front selling commission and dealer manager fees.  In addition, Hines REIT is offering up to $500.0 million in shares of common stock under its dividend reinvestment plan, initially priced at $10.13 per share, and will redeem shares through its share redemption program at $9.68 per share.

Advisory Agreement

On July 1, 2008, the Company executed a new advisory agreement (the “New Advisory Agreement”) with the Advisor. The terms of the New Advisory Agreement are comparable with those of the previous Advisory Agreement with the exception of the changes to the fees described below.

With respect to each real estate investment made after  the commencement of the Third Offering up to an aggregate of $2.0 billion of gross real estate investments, the Company will pay an acquisition fee to the Advisor equal to 2.50% of: (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity.  In addition, the Company will pay an acquisition fee to the Advisor, with respect to investments made after the initial $2.0 billion of gross real estate investments, equal to 0.50% of the amounts set forth in (i) and (ii). Additionally, the Company will pay the Advisor a financing fee equal to 1.0% of the amount (i) obtained under any property loan or (ii) made available to the Company under any other debt financing.

In addition, the Company will not be obligated to reimburse the Advisor for organizational and offering costs in relation to the Third Offering. See Note 2 – “Third Offering” for further discussion.

The New Advisory Agreement has a one-year term and may be renewed for successive one-year periods upon the mutual consent of the parties. Renewals of the New Advisory Agreement must be approved by the conflicts committee of the Hines REIT board of directors.

Shareholder Redemptions

For the months of July and August, in accordance with its share redemption plan, Hines REIT redeemed approximately 1.5 million common shares and made corresponding payments totaling $14.7 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested and continue to invest in real estate to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership, or indirectly through other entities, such as through our investment in the Core Fund. As of June 30, 2008, we had direct and indirect interests in 46 properties. These properties consist of 43 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, and two industrial properties. In addition, we have made and may make other real estate investments including, but not limited to, properties outside of the United States, non-office properties, loans and ground leases. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to invest in properties which will be diversified by location, lease expirations and tenant industries.

In order to provide capital for these investments, we sold shares to the public through our initial public offering (the “Initial Offering”), which commenced on June 18, 2004 and terminated on June 18, 2006 and our second public offering (the “Second Offering”), which commenced on June 19, 2006 and terminated on June 30, 2008. On July 1, 2008, we commenced our third public offering (the “Third Offering”) pursuant to which we are offering a maximum of $3.5 billion in common shares. We intend to continue raising significant amounts of capital through our Third Offering prior to its expiration on July 1, 2010.

The following table provides summary information regarding the properties in which the Operating Partnership owned interests as of June 30, 2008:

Direct Investments
Property	City	Leasable Square Feet		Percent Leased	Our Effective Ownership(1)
321 North Clark	Chicago, Illinois	885,664		99%	100%
JPMorgan Chase Tower	Dallas, Texas	1,244,522		90%	100%
Citymark	Dallas, Texas	220,079		100%	100%
4050/4055 Corporate Drive	Dallas, Texas	643,429		100%	100%
Raytheon/DirectTV Buildings	El Segundo, California	550,579		100%	100%
Watergate Tower IV	Emeryville, California	344,433		100%	100%
Williams Tower	Houston, Texas	1,480,623		93%	100%
2555 Grand	Kansas City, Missouri	595,607		100%	100%
One Wilshire	Los Angeles, California	661,553		99%	100%
3 Huntington Quadrangle	Melville, New York	407,731		84%	100%
Airport Corporate Center	Miami, Florida	1,021,397		88%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	766,240		84%	100%
3400 Data Drive	Rancho Cordova, California	149,703		100%	100%
Daytona Buildings	Redmond, Washington	251,313		93%	100%
Laguna Buildings	Redmond, Washington	464,701		100%	100%
1515 S Street	Sacramento, California	348,881		100%	100%
1900 and 2000 Alameda	San Mateo, California	253,141		95%	100%
Seattle Design Center	Seattle, Washington	390,684		90%	100%
5th and Bell	Seattle, Washington	197,135		100%	100%
Atrium on Bay	Toronto, Ontario	1,071,517		95%	100%
Total for Directly-Owned Properties		11,948,932		94%

Indirect Investments
Joint Venture
Distribution Park Rio	Rio de Janeiro, Brazil	693,115		100%	50%

Core Fund Investments
One Atlantic Center	Atlanta, Georgia	1,100,312		81%	23.27%
The Carillon Building	Charlotte, North Carolina	470,942		98%	23.27%
Charlotte Plaza	Charlotte, North Carolina	625,026		96%	23.27%
One North Wacker	Chicago, Illinois	1,373,754		98%	23.27%
Three First National Plaza	Chicago, Illinois	1,420,046		95%	18.62%
333 West Wacker	Chicago, Illinois	844,773		92%	18.57%
One Shell Plaza	Houston, Texas	1,230,395		100%	11.64%
Two Shell Plaza	Houston, Texas	566,982		95%	11.64%
425 Lexington Avenue	New York, New York	700,034		100%	11.67%
499 Park Avenue	New York, New York	288,722		100%	11.67%
600 Lexington Avenue	New York, New York	283,995		100%	11.67%
Renaissance Square	Phoenix, Arizona	965,508		88%	23.27%
Riverfront Plaza	Richmond, Virginia	949,791		100%	23.27%
Johnson Ranch Corporate Center	Roseville, California	179,990		68%	18.57%
Roseville Corporate Center	Roseville, California	111,418		94%	18.57%
Summit at Douglas Ridge	Roseville, California	185,128		87%	18.57%
Olympus Corporate Center	Roseville, California	191,494		59%	18.57%
Douglas Corporate Center	Roseville, California	214,606		82%	18.57%
Wells Fargo Center	Sacramento, California	502,365		96%	18.57%
525 B Street	San Diego, California	446,738		90%	23.27%
The KPMG Building	San Francisco, California	379,328		100%	23.27%
101 Second Street	San Francisco, California	388,370		91%	23.27%
720 Olive Way	Seattle, Washington	300,710		94%	18.57%
1200 19th Street	Washington, D.C.	328,154	(2)	28%	11.67%
Warner Center	Woodland Hills, California	808,274		94%	18.57%
Total for Core Fund Properties		14,856,855		92%
Total for All Properties		27,498,902		94%
__________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On June 30, 2008, Hines REIT owned a 97.5% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.5% interest in the Operating Partnership. As of June 30, 2008, we owned interests in 25 Core Fund investments through our interest in the Core Fund, in which we owned an approximate 28.7 % non-managing general partner interest as of June 30, 2008. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.6% to 81.0%. In addition, we owned a 50% interest in Distribution Park Rio through a joint venture with an affiliate of Hines.

(2)	This square footage amount includes three floors being added to the building, which are currently under construction. The construction is expected to be completed in 2009.

As of June 30, 2008, we had primarily invested in institutional-quality office properties in the United States. We expect to continue to focus primarily on investments in institutional-quality office properties located in the United States (whether as direct investments or as indirect investments through the Core Fund or otherwise). However, we have expanded our focus to include other real estate investments such as our investment in Toronto, Ontario, our international joint venture investment in Rio de Janeiro, Brazil and our industrial property in Dallas, Texas. We intend to continue to pursue institutional-quality office properties as well as other real estate investments that we believe will satisfy our long-term primary objectives of preserving invested capital and achieving modest capital appreciation over the long term, in addition to providing regular cash distributions to our shareholders. In the future, our investments may include additional investments outside of the United States, investments in non-office properties, non-core or development investments, loans, ground leases and investments in other joint ventures.

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

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At June 30, 2008, we believe no such impairment has occurred. However, given the current economic conditions, there can be no assurances about future periods.

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

Organizational and Offering Costs

Certain organizational and offering costs related to our public offerings have been paid by our Advisor on our behalf. Organizational and offering costs incurred by our Advisor have been analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and those which qualify as offering expenses in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering. Organizational costs are expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities. Offering-related salaries and other general and administrative expenses of the Advisor and its affiliates are expensed as incurred, and third-party offering expenses are taken as a reduction against the net proceeds of the offerings within additional paid-in capital in accordance with SAB Topic 5.A. In addition to the offering costs paid to the Advisor, selling commissions and dealer manager fees are paid to Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”). Such costs are netted against the net offering proceeds within additional paid-in capital as well.

Certain organizational and offering costs associated with the Second Offering have been paid by the Advisor on our behalf. Pursuant to the terms of the advisory agreement entered into in June 2006 and renewed in June 2007, we are obligated to reimburse the Advisor for the actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manger fees, do not exceed 15% of gross proceeds from the Second Offering.

On July 1, 2008, we entered into a new advisory agreement in connection with our Third Offering. Pursuant to the terms of the new advisory agreement, we are not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of Hines REIT. Accordingly, no amounts of organizational and offering costs incurred by the Advisor in connection with the Third Offering during the six months ended June 30, 2008 have been recorded in the accompanying consolidated financial statements. See “Subsequent Events” for additional information regarding the new Advisory Agreement.

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

The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007. Changes in the fair value of the interest rate swaps have been recorded in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2008. We mark the interest rate swaps to their estimated fair value as of each balance sheet date, and the changes in fair value are reflected in our consolidated statements of operations.

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

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

We outsource management of our operations to the Advisor and certain other affiliates of Hines. Fees related to these services are accounted for based on the nature of the service and the relevant accounting literature. Fees for services performed that represent period costs of the Company are expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor has received a participation interest, which represents a profits interest in the Operating Partnership related to these services. As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment is charged against earnings, and the participation interest will be recorded as a liability until it is repurchased for cash or converted into common shares of the Company. The conversion and redemption features of the participation interest are accounted for in accordance with the guidance in Emerging Issues Task Force (“EITF”) publication 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts . Redemptions for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability, with any additional amounts recorded as a reduction to equity. Conversions into common shares of the Company will be recorded as an increase to the outstanding common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the participation interest will result in a corresponding reduction in the percentage attributable to the participation interest and will have no impact on the calculation of subsequent increases in the participation interest.

Hines may perform construction management services for us for both re-development activities and tenant construction. These fees are considered incremental to the construction effort and will be capitalized as incurred in accordance with Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects.   These costs will be capitalized to the associated real estate project as incurred. Costs related to tenant construction will be depreciated over the estimated useful life. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project. Leasing activities are generally performed by Hines on our behalf. Leasing fees are capitalized and amortized over the life of the related lease in accordance with the provisions of Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

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

In connection with the operation of Atrium on Bay, an office property located in Toronto, Ontario, we have recorded an income tax provision for Canadian income taxes of approximately $256,000 and $316,000 for the six months ended June 30, 2008 and 2007, respectively, in accordance with Canadian tax laws and regulations. In addition, the Company has also recorded a benefit for Canadian income taxes of approximately $251,000 for the three months ended June 30, 2008 and a provision for Canadian income taxes of approximately $250,000 for the three months ended June 30, 2007.

We also recorded an income tax provision for the Texas Margin Tax related to our properties located in Texas. As a result, we recorded approximately $196,000 and $205,000, respectively, for the three and six months ended June 30, 2008. The related income tax expense was insignificant for the three and six months ended June 30, 2007.

As of June 30, 2008, we had no significant temporary differences, tax credits, or net operating loss carry-forwards.

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

For the six months ended June 30, 2008, our cash needs for acquisitions have been met primarily by proceeds from our public equity offerings and debt financing while our operating cash needs have primarily been met through cash flow generated by our properties and investments. We believe that our current capital resources and cash flow from operations are sufficient to meet our liquidity needs for the foreseeable future.

We raised significant funds from our Second Offering during 2007 and for the six months ended June 30, 2008, and we expect to continue to raise significant funds from our Third Offering. We intend to continue making real estate investments with these funds and funds available to us under our credit facilities and other permanent debt. For mortgage debt expiring in the near term, we intend to refinance such debt with new mortgage financing or our revolving credit facility. We also intend to continue to pay distributions to our shareholders on a quarterly basis.

Debt capital has recently become less available and more expensive as financial institutions and lenders have become capital constrained.  During the second quarter we were able to secure attractive mortgage financing for our acquisitions and, due to our financial strength and the quality nature of the assets we acquire, we believe we will continue to be successful in obtaining debt capital.  Should the reduced availability of debt and/or the increased cost of borrowings continue, either by increases in the index rates or by increases in lender spreads, we will need to consider such factors in the evaluation of future acquisitions.

Additionally, we have experienced, and may continue to experience, delays between raising capital and acquiring real estate investments. Given the current economy and state of the real estate markets, there are fewer quality assets being sold than were sold in the last few years which could also result in delays in investing our capital.  We temporarily invest unused proceeds from our public offering in investments that typically yield lower returns when compared to our real estate investments, which may put downward pressure on our distributions in future periods.

We also expect that the current softening of the economy will have a dampening effect on real estate fundamentals, including overall occupancies, leasing velocity and rental rates.  Although our portfolio is not immune to these factors, we believe that our portfolio is well positioned to withstand this down cycle.  We will be proactively managing our portfolio in an effort to minimize the negative impacts during this time however, these weakening fundamentals may also put downward pressure on our distributions in future periods and may cause declines in our real estate values.

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

   Net cash provided by operating activities was approximately $18.4 million and $7.2 million for the six months ended June 30, 2008 and 2007, respectively. The increase is due primarily to operating cash flows for acquisitions made in the past year. Our operating net cash flows are primarily the result of the net loss for the period partially offset by non-cash components of our net loss such as depreciation and amortization, equity in losses of unconsolidated entities, accrued costs of our Second Offering, gain or loss on derivative instruments, and changes in operating accounts.

Cash Flows from Investing Activities

    During the six months ended June 30, 2008, we had cash outflows of $519.8 million primarily related to our acquisition of four properties and their related lease intangibles. During the six months ended June 30, 2007, we made payments of $476.9 million related to our acquisitions of four properties, including our investment in an unconsolidated joint venture.

    As of June 30, 2008, we owned an approximate 28.7% non-managing general partner interest in the Core Fund, compared to the approximate 29.8% interest we owned at June 30, 2007. During the six months ended June 30, 2008 and 2007, we received distributions from the Core Fund totaling $12.8 million and $11.8 million, respectively.

    As of June 30, 2008, we owned an approximate 50% interest in HCB II River LLC, a joint venture with an affiliate of Hines. During the six months ended June 30, 2008, we received distributions from HCB II River LLC totaling $1.5 million, of which approximately $482,000 was recorded in cash flows from investing activities as it exceeded our equity in earnings of the joint venture.

    During the six months ended June 30, 2007, we had cash outflows in other assets of $65.0 million resulting from a $58.0 million capital contribution to the Core Fund that was paid on June 29, 2007 and effective on July 2, 2007, and a deposit of $7.0 million related to the acquisition of 3 Huntington Quadrangle in July 2007.

   During the six months ended June 30, 2008 and 2007, we had increases in restricted cash of approximately $4.9 million and $4.8 million, respectively, related to certain escrows required by our mortgage agreements.

   During the six months ended June 30, 2008 we had cash inflows of approximately $868,000, net of payments, for master leases entered into in connection with certain of our acquisitions. During the six months ended June 30, 2007 we had cash outflows of $2.3 million, net of receipts, for master leases entered into in connection with certain of our acquisitions.

Cash Flows from Financing Activities

     Equity Offerings

We offer shares of our common stock for sale to the public, which provides us with the ability to raise capital on a continual basis. On June 18, 2004, we commenced our Initial Offering. We raised $527.5 million in gross proceeds through the Initial Offering, which expired on June 18, 2006. On June 19, 2006, we commenced our Second Offering, through which we raised approximately $1.5 billion in gross proceeds prior to its termination on June 30, 2008.  We commenced our Third Offering on July 1, 2008.

The following table summarizes the sales activity from our Second Offering (in millions):

Period	# of Shares		Gross Proceeds
June 19, 2006 to December 31, 2006	27.3	(a)	$282.7	(a)
Year ended December 31, 2007	80.3	(b)	834.8	(b)
Six Months Ended June 30, 2008	32.3	(c)	338.6	(c)
Total	139.9		$1,456.1
__________

(a)	Amounts include $9.3 million of gross proceeds relating to approximately 944,000 shares issued under the Company’s dividend reinvestment plan.

(b)	Amounts include $37.4 million of gross proceeds relating to approximately 3.8 million shares issued under the Company’s dividend reinvestment plan.

(c)	Amounts include $27.9 million of gross proceeds relating to approximately 2.8 million shares issued under the Company’s dividend reinvestment plan.

  Payment of Offering and Other Costs and Expenses

In addition to making investments in accordance with our investment objectives, we used our capital resources to pay our Dealer Manager and our Advisor for services they provided to us during the various phases of our organization and operations. During the offering stage, we pay the Dealer Manager selling commissions and dealer manager fees, and during the Second Offering we reimbursed the Advisor for organizational and offering costs. See “Note 6 — Related Party Transactions” included elsewhere in this Form 10-Q for additional information regarding our Advisory Agreements and Dealer Manager agreements.

For the six months ended June 30, 2008 and 2007, we paid the Dealer Manager selling commissions of $18.6 million and $36.2 million, respectively, and dealer manager fees of $6.8 million and $12.4 million, respectively. All such selling commissions and a portion of such dealer manager fees were reallowed by HRES to participating broker dealers for their services in selling our shares. Commissions and dealer manager fees paid during the six months ended June 30, 2008 decreased, as compared to the six months ended June 30, 2007, as a result of a decrease in capital raised during the period.

During the six months ended June 30, 2008 and 2007, the Advisor incurred internal organizational and offering costs related to the Second Offering totaling approximately $3.6 million and $3.5 million, respectively, and third-party offering costs of approximately $4.2 million and $4.6 million, respectively. During the six months ended June 30, 2008 we made payments totaling $8.3 million for Second Offering organizational and offering costs, all of which were reimbursements made to our Advisor. During the six months ended June 30, 2007 we made payments totaling $11.4 million for Second Offering organizational and offering costs, of which $11.1 million were reimbursements made to our Advisor.

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

Subject to market conditions and other factors we may consider, we expect that our debt financing will generally be in the range of approximately 40 – 60% of management’s estimate of the aggregate value of our real estate investments. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, however, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In addition, depending on market conditions and other factors, we may choose not to use debt financing for our operations or to acquire properties. Our articles of incorporation limit our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our shareholders in our next quarterly report. As of June 30, 2008 and December 31, 2007, our debt financing was approximately 51% and 54%, respectively, of the aggregate value of our real estate investments (including our pro rata share of the Core Fund’s real estate assets and related debt).

The following table includes all of our outstanding notes payable as of June 30, 2008 and December 31, 2007 (in thousands, except interest rates):

Description	Origination Date	Maturity Date	Interest Rate		Principal Outstanding at June 30, 2008		Principal Outstanding at December 31, 2007
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		90,446	(4)	90,039
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000		45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		188,100	(3)	193,686
The Prudential Insurance Company of
America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500		159,500
IXIS Real Estate Capital Inc. — Raytheon/
DirecTV Buildings	3/13/2008	12/5/2016	5.675	% (6)	52,802		—
New York State Teachers’ Retirement System — 2555 Grand	4/24/2008	5/1/2013	5.375	% (7)	86,000		—
New York State Teachers’ Retirement System — Williams Tower	5/29/2008	6/1/2013	5.500	% (8)	165,000		—

HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	% (2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	% (2)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550	% (2)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800	% (2)	48,000		48,000
HSH Nordbank — Seattle Design Center / 5th and Bell	8/14/2007	8/14/2017	6.0300	% (2)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/Minneapolis	12/20/2007	1/1/2013	5.700%		205,000		205,000
Office/Flex Portfolio
OTHER NOTES PAYABLE
Key Bank National Association — Revolving Credit Facility	9/9/2005	10/31/2009	Variable (1)		—		—
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		3,240	(5)	3,406
					$1,515,088		$1,216,631
__________

(1)
The revolving credit facility with KeyBank National Association (“KeyBank”) provides a maximum aggregate borrowing capacity of $250.0 million. Borrowings under the revolving credit facility are at variable interest rates based on LIBOR plus 125 to 200 basis points based on prescribed leverage ratios.

(2)	We entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate.

(3)
We entered into mortgage financing in connection with our acquisition of Atrium on Bay. The mortgage agreement provides for an interest only loan with a principal amount of $190.0 million Canadian dollars. This amount was translated to U.S. dollars at a rate of $.9900 as of June 30, 2008.

(4)
This mortgage is an interest-only loan in the principal amount of $91.0 million, which we assumed in connection with our acquisition of Airport Corporate Center. At the time of acquisition, the fair value of this mortgage was estimated to be $88.5 million, resulting in a premium of $2.5 million. The premium is being amortized over the term of the mortgage.

(5)	Note with Citicorp Vendor Finance Ltd. Related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $.9900 as of June 30, 2008.

(6)
We assumed a mortgage note in the principal amount of $54.2 million in connection with our acquisition of the Raytheon/DirecTV Buildings. The mortgage agreement provides for monthly payments of principal and interest. This mortgage agreement contains customary events of default with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. At the time of acquisition, the fair value of this mortgage was estimated to be $52.9 million, resulting in a premium of $1.3 million. The premium is being amortized over the term of the mortgage.

(7)
We entered into a loan with the New York State Teachers’ Retirement System (“NYSTRS”) in the principal amount of $86.0 million secured by our interest in 2555 Grand. The loan agreement provides for monthly payments of interest and a principal payment due upon debt maturity. This loan agreement contains customary events of default with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios.

(8)
We entered into a loan with NYSTRS in the principal amount of $165.0 million secured by our interest in Williams Tower. The loan agreement provides for monthly payments of interest and a principal payment due upon debt maturity. This loan agreement contains customary events of default with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios.

We are not aware of any instances of noncompliance with financial covenants as of June 30, 2008.

      Advances from Affiliates

Certain costs and expenses associated with our organization and public offerings have been paid by our Advisor on our behalf. See “Financial Condition, Liquidity and Capital Resources — Payment of Offering Costs and Other Expenses” above for a discussion of our repayment of these costs and expenses.

To the extent that our operating expenses in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of Net Income (as defined in our Articles of Incorporation), our Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold, unless our independent directors determine that such excess was justified. For the quarter ended June 30, 2008, we did not exceed this limitation.

     How Management Evaluates Distributions to our Shareholders and Minority Interests

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have declared and intend to continue to declare distributions to shareholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly.

From July 1, 2006 through April 30, 2008, we declared distributions (as authorized by our board of directors) equal to $0.00170959 per share, per day. We recently increased the dividend rate to $0.00175233 per share, per day for the months of May and June. The distributions declared were authorized and set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends.

Aggregate distributions declared to our shareholders and minority interests related to the six months ended June 30, 2008 were $55.3 million. The amount of our distributions is based on funds generated by the operations of our real estate investments. The table below summarizes the funds generated by the operations of our real estate investments for the six months ended June 30, 2008, including items that management considers in evaluating the performance of our real estate investments and determining the amount of distributions to shareholders and minority interests, and a reconciliation of such amount to our net loss for the period (in thousands):

Revenues	$155,354
Expenses
Property operating expenses, real property taxes and property management fees	(65,117)
Interest expense, net of interest income	(37,342)
General and administrative expenses	(3,093)
Cash asset management fees	(5,829)
Other
Master lease rents (1)	4,702
Non-cash components of revenues and expenses (2)	(8,722)
Equity in losses of unconsolidated entities as adjusted for non-cash components (3)	16,166
Provision for income taxes	(464)
Total	55,655

Reconciliation to Net Loss:
Depreciation and amortization	(57,597)
Loss on derivative instruments and foreign currency transactions (4)	(667)
Organizational and offering expenses (5)	(3,614)
Acquisition fees (5)	(3,018)
Participation Interest expense (6)	(8,847)
Income allocated to minority interests	(1,375)
Other non-cash components of net loss (7)	(16,262)
Net Loss	$(35,725)
__________

1)
Includes master lease rent related to master leases entered into in conjunction with certain asset acquisitions. In accordance with GAAP, these rents are not included in rental revenue; however, we consider this rent in determining the amount of distributions to our shareholders and minority interests.

2)
Includes non-cash components of revenue such as straight-line rent adjustments of $(8.6) million, amortization of lease incentives of $1.7 million and out-of-market lease amortization of $(3.1) million as well as non-cash components of expenses such as amortization of deferred financing costs of approximately $791,000 and other non-cash components of approximately $528,000.

3)
Represents net equity in losses of our unconsolidated entities of approximately $4.1 million offset by approximately $20.3 million of depreciation and amortization and other non-cash components such as those described in Note 2 above.

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

Results of Operations

Property-level Operating Results

We owned 20 properties directly that were 94% leased as of June 30, 2008 compared to 12 properties that were 94% leased as of June 30, 2007. The following table presents the property-level revenues and expenses for the three and six months ended June 30, 2008, as compared to the same period in 2007. Same-store properties for the six months ended June 30, 2008 include all properties owned as of January 1, 2007 as well as the Laguna Buildings, which were acquired on January 3, 2007. Revenues and expenses for properties acquired after January 3, 2007 are included in “Recent Acquisitions.” Same-store properties for the three months ended June 30, 2008 include all properties owned as of April 1, 2007. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2008	2007	$	%
Property revenues
Same-store properties	$38,680	$37,046	$1,634	4.4%
Recent acquisitions	46,540	233	46,307	19,874.2%
Total property revenues	$85,220	$37,279	$47,941	128.6%

Property expenses (1)
Same-store properties	$30,036	$29,482	$554	1.9%
Recent acquisitions	37,666	245	37,421	15,273.9%
Total property expenses	$67,702	$29,727	$37,975	127.7%

	Six Months Ended June 30,		Change
	2008	2007	$	%
Property revenues
Same-store properties	$56,286	$55,967	$319	0.6%
Recent acquisitions	99,068	11,986	87,082	726.5%
Total property revenues	$155,354	$67,953	$87,401	128.6%

Property expenses (1)
Same-store properties	$43,104	$43,755	$(651)	(1.5)%
Recent acquisitions	79,610	10,099	69,511	688.3%
Total property expenses	$122,714	$53,854	$68,860	127.9%

_________

(1)	Property expenses include property operating expenses, real property taxes, property management fees, depreciation and amortization of real estate assets.

As indicated above, revenues and expenses from our same-store properties remained fairly constant with a slight trend upward between both periods presented as compared to those from our recent acquisitions. Specifically, property revenues in excess of property expenses for same-store properties increased 1.9% and 1.6%, respectively, for the three and six months ended June 30, 2008 as compared to the same periods in 2007. Therefore, increases in total revenues and property-level expenses between the periods presented are primarily the result of acquisitions made. We expect to continue raising capital through our public offerings and to utilize these proceeds in the acquisitions of additional properties. As a result of these future potential acquisitions and our recent acquisitions having a full period of operations, our results of operations for the three and six months ended June 30, 2008 are not indicative of what we expect our results of operations to be in future periods.

Our Interest in the Core Fund

As of June 30, 2008, we owned a 28.7 % non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 92 % leased. By comparison, we owned a 29.8 % interest in the Core Fund as of June 30, 2007, which held interests in 22 properties that were 94 % leased.

Our equity in losses related to our investment in the Core Fund for the six months ended June 30, 2008 and 2007 was $5.1 million and $1.9 million, respectively. Our equity in losses related to our investment in the Core Fund for the three months ended June 30, 2008 and 2007 was approximately $2.7 million and $757,000, respectively. The increase is due to the increase in the net loss of the Core Fund, which increased to $16.3 million from $5.6 million, primarily as a result of depreciation and amortization resulting from recent acquisitions. See “Financial Condition, Liquidity and Capital Resources – Cash Flows from Investing Activities” for additional information regarding our distributions received from the Core Fund.

Our Interest in HCB II River LLC

As of June 30, 2008, we owned a 50% non-managing interest in HCB II River LLC. Our equity in earnings related to our investment in HCB II River LLC for the three and six months ended June 30, 2008 was approximately $533,000 and $1.0 million, respectively. For the three and six months ended June 30, 2008, HCB II River LLC had net income of $1.0 million and $1.9 million, respectively, on revenues of $2.1 million and $4.1 million, respectively.

Asset Management and Acquisition Fees

Asset management fees earned by our advisor for the six months ended June 30, 2008 and 2007 were $11.7 million and $6.6 million, respectively. Asset management fees for the three months ended June 30, 2008 and 2007 were $6.1 million and $3.7 million, respectively. The increases in asset management fees reflect the fact that we have a larger portfolio of assets under management. Average net equity invested in real estate for the six months ended June 30, 2008 and 2007 was $1.6 billion and $877.9 million, respectively. Average net equity invested in real estate for the three months ended June 30, 2008 and 2007 was $1.6 billion and $973.4 million, respectively.

Acquisition fees for the six months ended June 30, 2008 and 2007 were $6.0 million and $4.5 million, respectively. Acquisition fees for the three months ended June 30, 2008 and 2007 were $3.1 million and $1.2 million, respectively. The increases in acquisition fees are the result of a higher aggregated purchase prices of assets acquired.

These amounts include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest. See “Note 6 — Related Party Transactions” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of the Participation Interest.

General and Administrative Expenses

General and administrative expenses were $3.1 million and $2.2 million, respectively, for the six months ended June 30, 2008 and 2007 and $1.8 million and $1.3 million, respectively, for the three months ended June 30, 2008 and 2007. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. The increases in general and administrative expenses during the periods are primarily due to increased audit fees, increased costs of shareholder communications and transfer agent fees resulting from growth in our shareholder base and additional costs related to compliance with the Sarbanes-Oxley Act of 2002.

Gain/Loss on Derivative Instruments

During the years ended December 31, 2007 and 2006, we entered into several forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on our variable interest rate borrowings with HSH Nordbank. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007.

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

The table below contains additional information regarding our derivative instruments (all amounts are in thousands):

Description	Increase (Decrease) in Fair Value	Transaction Fees	Foreign Currency Gain (Loss)	Gain (Loss) on Derivative Instruments, net

Quarter Ended June 30, 2008	$26,780	—	—	$26,780
Quarter Ended June 30, 2007	$15,574	$(365)	—	$15,209

Six Months Ended June 30, 2008	$(665)	—	—	$(665)
Six Months Ended June 30, 2007	$15,639	$(731)	$939	$15,847

   See “Critical Accounting Policies – Derivative Instruments” for further discussion regarding the valuation of our derivatives.

Gain on Foreign Currency Transactions

During the six months ended June 20, 2008 and 2007, certain of our subsidiaries which own Atrium on Bay, our property located in Toronto, Ontario, had transactions denominated in currencies other than their functional currency (CAD). In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. We recorded a loss of approximately $2,000 in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2008 as a result of such foreign currency transactions. In addition, we recorded a gain of approximately $134,000 in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007 as a result of such foreign currency transactions.

Interest Expense

Interest expense was $39.0 million and $19.8 million, respectively, for the six months ended June 31, 2008 and 2007 and $20.9 million and $10.4 million, respectively, for the three months ended June 30, 2008 and 2007. The increase in interest expense during the periods is primarily due to increased borrowings used to fund our acquisitions of directly-owned properties as our weighted-average interest rate has not changed significantly. Average debt outstanding during the six months ended June 30, 2008 and 2007 was $1.4 billion and $598.6 million, respectively. Average debt outstanding during the three months ended June 30, 2008 and 2007 was $1.4 billion and $702.8 million, respectively.

Interest Income

Interest income was $1.6 million and $2.9 million, respectively, for the six months ended June 30, 2008 and 2007 and approximately $361,000 and $2.5 million, respectively, for the three months ended June 30, 2008 and 2007. The decreases in interest income are primarily due to decreased cash we held in short-term investments during delays between raising capital and acquiring real estate investments and a decrease in interest rates earned on short-term investments. These decreases are slightly offset by property-level increases in interest income as result of our recent acquisitions.

Average uninvested proceeds were $61.0 million during the six months ended June 30, 2008, compared to $90.4 million during the six months ended June 30, 2007. The average interest rate we earned on these univested proceeds during these periods decreased from 5.18% to 3.16%. Average uninvested proceeds were $25.1 million during the three months ended June 30, 2008, down from $166.6 million during the three months ended June 30, 2007. The average interest rate we earned on these univested proceeds during these periods decreased from 5.18% to 2.58%.

 Income Taxes

The provision for income taxes for the six months ended June 30, 2008 and 2007 was approximately $464,000 and $334,000, respectively.  The benefit for income taxes for the three months ended June 30, 2008 was approximately $51,000 and the provision for income taxes for the three months ended June 30, 2007 was approximately $268,000. The provision for income taxes was primarily related to our property in Toronto, Ontario, which we acquired during February 2007.

    Income Allocated to Minority Interests

As of June 30, 2008 and 2007, Hines REIT owned a 97.5% and a 98.0% interest, respectively, in the Operating Partnership, and affiliates of Hines owned the remaining 2.5% and 2.0% interests, respectively. We allocated income of approximately $1.4 million and $395,000 to minority interests for the six months ended June 30, 2008 and 2007, respectively. In addition, we allocated income of approximately $732,000 and $326,000 to minority interests for the three months ended June 30, 2008 and 2007, respectively.

    Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer manager fees, asset and property management fees, construction management fees, reimbursement of organizational and offering costs, and reimbursement of certain operating costs. We also own Williams Tower, which is managed by Hines. Hines and its affiliates lease 9% of the rentable area of Williams Tower. See “Note 6 — Related Party Transactions” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of June 30, 2008 and December 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Third Offering

Our Third Offering was declared effective by the Securities and Exchange Commission on July 1, 2008. Pursuant  to the Third Offering, we are offering up to $3.0 billion in shares of common stock initially priced at $10.66 per share for shares purchased through commission-based financial advisors (with discounts available for certain categories of purchasers).  Shares purchased through fee-based financial advisors were may qualify for a 9.2% discount, or a $9.68 per share price, due to a waiver of the up-front selling commission and dealer-manage fees.  In addition, we are offering up to $500.0 million in shares of common stock under our dividend reinvestment plan, initially priced at $10.13 per share, and will redeem shares through our share redemption program at $9.68 per share.

Advisory Agreement

On July 1, 2008, we executed a new advisory agreement (the “New Advisory Agreement”) with the Advisor. The terms of the New Advisory Agreement are comparable to those of the previous Advisory Agreement with the exception of the changes to the fees described below.

With respect to each real estate investment made after the commencement of the Third Offering up to an aggregate of $2.0 billion of gross real estate investments, we will pay an acquisition fee to the Advisor equal to 2.50% of: (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity.  In addition, we will pay an acquisition fee to the Advisor, with respect to investments made after the initial $2.0 billion of gross real estate investments, equal to 0.50% of the amounts set forth in (i) and (ii). Additionally, we will pay the Advisor a financing fee equal to 1.0% of the amount (i) obtained under any property loan or (ii) made available to us under any other debt financing.

In addition, we will not be obligated to reimburse the Advisor for organizational and offering costs in relation to the Third Offering. See “Critical Accounting Policies – Organizational and Offering Costs” for further discussion.

The New Advisory Agreement has a one-year term and may be renewed for successive one-year periods upon the mutual consent of the parties. Renewals of the New Advisory Agreement must be approved by the conflicts committee of the Hines REIT board of directors.

Shareholder Redemptions

For the months of  July and  August 2008, in accordance with our share redemption plan, we redeemed approximately 1.5 million common shares and made corresponding payments totaling $14.7 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares.

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

As of June 30, 2008, we had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.2505% to 6.0300%.

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate swap agreements. We minimized our credit risk on these transactions by dealing with HSH Nordbank, a major creditworthy financial institution. We believe the likelihood of realized losses from counterparty non-performance is remote.

We are exposed to foreign currency exchange rate variations resulting from our subsidiaries located in Toronto, Ontario and Rio de Janeiro, Brazil. As of June 30, 2008, $14.1 million of accumulated other comprehensive income related to our international subsidiaries is included in our consolidated statement of shareholders’ equity. Based on the Company’s current operational strategies, management does not believe that variations in the foreign currency exchange rates pose a significant risk to our consolidated results of operations or financial position.

Item 4T.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Other than those described below, no change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

During the three months ended June 30, 2008, we continued the implementation of an upgrade to our financial and accounting systems and a new enterprise-wide accounting and lease management system for Hines. We anticipate this implementation will be completed by the end of 2008. This new software has affected many aspects of our accounting and financial systems and procedures and has resulted in significant changes to our internal controls. The implementation of these systems upgrades had a material impact on our internal control over financial reporting, but these upgrades were not implemented in response to an identified significant control deficiency or material weakness. We believe that these changes have improved and strengthened our overall system of internal control.

During the three months ended June 30, 2008, we named a new transfer agent and completed the transition of shareholder recordkeeping, account statement processing and other reporting to DST Systems, Inc., a provider of information processing and computer software services.  While we believe this change will not materially affect our overall system of internal controls, there are inherent risks associated with implementing a change of service providers.  We have modified our system of internal controls over financial reporting in order to address the impact of this change, and believe that our controls, as modified, continue to be designed appropriately and operate effectively.

The Company’s property-level accounting has historically been performed as a decentralized function, with many of the associated accounting controls performed at each property. Management has undertaken an initiative to evaluate full or partial centralization of property accounting to identify potential opportunities for efficiencies and/or control enhancements. The process is currently in a pilot phase, with a select number of properties having been converted or in the process of being converted to the centralized accounting environment. The company is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include deploying resources to mitigate internal control risks and performing additional verifications and testing to ensure data integrity.

PART II – OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2008, we issued 353.5 restricted common shares to Paul Murphy Jr. in conjunction with his election to our board as an independent director as of that date. These restricted shares were issued pursuant to our Employee and Director Incentive Share Plan and without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. During the six months ended June 30, 2008, we did not sell or issue any other equity securities that were not registered under the Securities Act.

The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2008 to April 30, 2008	401,289	9.52	401,289	9,177,697
May 1, 2008 to May 31, 2008	403,548	9.52	403,548	10,572,242
June 1, 2008 to June 30, 2008	4,320	9.52	4,320	11,922,361
Total	809,157	9.52	809,157
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

 HINES REAL ESTATE INVESTMENT TRUST, INC.

August 14, 2008                                                                               By:  /s/ CHARLES N. HAZEN
                                                                                   Charles N. Hazen
           President and Chief Executive Officer

August 14, 2008                                                                              By:  /s/ SHERRI W. SCHUGART
                                                                                   Sherri W. Schugart
           Chief Financial Officer

EXHIBIT INDEX

Exhibit No.			Description
3.1		—
Second Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on July 13, 2007 and incorporated by reference herein).

3.2		—
Second Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 3, 2006 and incorporated by reference herein).

10.1		—
Dealer Management Agreement between Hines Real Estate Investment Trust, Inc. and Hines Real Estate Securities, Inc., dated June 30, 2008 (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K on June 30, 2008, and incorporated by reference herein).

10.2		—
Advisory Agreement between Hines REIT Properties, L.P., Hines Advisors Limited Partnership and Hines Real Estate Investment Trust, Inc. dated July 1, 2008 (filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K on June 30, 2008, and incorporated by reference herein).

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