Form 10-Q
period 2008-09-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2008-11-14
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Yes ☐   No ☒

As of November 10, 2008, 205.1 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statement of Shareholders’ Equity	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4T.	Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 6.	Exhibits	40

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906

 PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	September 30, 2008	December 31, 2007
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$2,267,561	$1,798,924
Investments in unconsolidated entities	330,404	361,157
Cash and cash equivalents	184,659	152,443
Restricted cash	7,830	3,463
Distributions receivable	7,281	6,890
Tenant and other receivables	47,124	28,518
Intangible lease assets, net	372,731	296,766
Deferred leasing costs, net	42,859	34,954
Deferred financing costs, net	7,758	7,638
Other assets	3,903	12,870
TOTAL ASSETS	$3,272,110	$2,703,623

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$90,454	$66,267
Due to affiliates	4,746	8,968
Intangible lease liabilities, net	118,279	79,465
Other liabilities	16,885	17,128
Interest rate swap contracts	41,388	30,194
Participation interest liability	38,732	26,771
Distributions payable	31,773	24,923
Notes payable	1,510,018	1,216,631
Total liabilities	1,852,275	1,470,347

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2008 and December 31, 2007	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of September 30, 2008 and December 31, 2007; 195,136 and 159,409 common shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	195	159
Additional paid-in capital	1,611,088	1,358,523
Accumulated deficit	(198,236)	(137,915)
Accumulated other comprehensive income	6,788	12,509
Total shareholders’ equity	1,419,835	1,233,276
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,272,110	$2,703,623

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007
 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$81,938	$45,536	$225,016	$110,142
Other revenue	6,964	4,151	19,240	7,498
Total revenues	88,902	49,687	244,256	117,640
Expenses:
Property operating expenses	23,849	13,906	63,974	30,739
Real property taxes	11,477	7,430	33,099	18,149
Property management fees	1,891	1,135	5,263	2,797
Depreciation and amortization	32,888	20,187	90,485	44,828
Asset management and acquisition fees	6,229	10,883	23,923	22,014
Organizational and offering expenses	34	1,614	3,647	5,115
General and administrative expenses	1,545	839	4,637	2,989
Total expenses	77,913	55,994	225,028	126,631
Income (loss) before other income (expenses), income tax expense and income allocated to minority interests	10,989	(6,307)	19,228	(8,991)
Other income (expenses):
Equity in losses of unconsolidated entities, net	(2,263)	(5,029)	(6,379)	(6,922)
Loss on derivative instruments, net	(10,530)	(21,252)	(11,194)	(5,405)
Gain (loss) on foreign currency transactions	—	—	(2)	134
Interest expense	(22,153)	(12,146)	(61,105)	(31,979)
Interest income	903	1,317	2,513	4,178
Loss before income tax expense and income allocated to minority interests	(23,054)	(43,417)	(56,939)	(48,985)
Provision for income taxes	(726)	(247)	(1,191)	(580)
Income allocated to minority interests	(816)	(286)	(2,191)	(680)
Net loss	$(24,596)	$(43,950)	$(60,321)	$(50,245)
Basic and diluted loss per common share:
Loss per common share	$(0.13)	$(0.31)	$(0.34)	$(0.43)
Weighted average number of common shares outstanding	192,012	143,386	178,613	116,037

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
(UNAUDITED)

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders’ Equity
	(In thousands)
BALANCE,
January 1, 2008	159,409	$159	$1,358,523	$(137,915)	$12,509	$1,233,276
Issuance of common shares	39,469	40	413,758	—	—	413,798
Redemption of common shares	(3,742)	(4)	(35,827)	—	—	(35,831)
Distributions declared	—	—	(84,920)	—	—	(84,920)
Selling commissions and dealer manager fees	—	—	(32,316)	—	—	(32,316)
Other offering costs	—	—	(4,206)	—	—	(4,206)
Shares tendered for redemption	—	—	(3,924)	—	—	(3,924)
Comprehensive loss:
Net loss	—	—	—	(60,321)	—
Other comprehensive loss — Foreign currency translation adjustment	—	—	—	—	(5,721)
Total comprehensive loss	—	—	—	—	—	(66,042)
BALANCE,
September 30, 2008	195,136	$195	$1,611,088	$(198,236)	$6,788	$1,419,835

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
 (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(60,321)	$(50,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,314	46,139
Non-cash compensation expense	22	19
Equity in losses of unconsolidated entities	6,379	6,922
Distributions received from unconsolidated entities	1,663	—
Income allocated to minority interests	2,191	680
Accrual of organizational and offering expenses	3,647	5,115
Loss (gain) on foreign currency transactions	2	(134)
Loss on derivative instruments, net	11,194	5,405
Net change in operating accounts	(23,141)	1,877
Net cash provided by operating activities	32,950	15,778
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	—	(86,851)
Distributions received from unconsolidated entities in excess of equity in earnings	20,042	17,880
Investments in property	(423,601)	(837,173)
Investments in master leases	(1,917)	(6,968)
Master lease rent receipts	5,760	3,919
Settlement of foreign currency hedge	—	939
Increase in restricted cash	(4,463)	(3,535)
Increase in acquired lease intangibles, net	(97,910)	(72,091)
Net cash used in investing activities	(502,089)	(983,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in other liabilities	(1,371)	(1,735)
Proceeds from issuance of common stock	369,368	696,143
Redemption of common shares	(35,831)	(4,569)
Payments of selling commissions and dealer manager fees	(32,976)	(62,077)
Payments of organizational and offering expenses	(10,084)	(15,366)
Distributions paid to shareholders and minority interests	(36,572)	(18,862)
Proceeds from notes payable	520,000	792,415
Payments on notes payable	(269,444)	(389,664)
Additions to deferred financing costs	(1,460)	(5,440)
Payments related to interest rate swap contracts	—	(731)
Net cash provided by financing activities	501,630	990,114
Effect of exchange rate changes on cash	(275)	671
Net change in cash and cash equivalents	32,216	22,683
Cash and cash equivalents, beginning of period	152,443	23,022
Cash and cash equivalents, end of period	$184,659	$45,705

See notes to the condensed consolidated financial statements

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2007 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of September 30, 2008 and December 31, 2007, and the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for nine months ended September 30, 2008 and 2007 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with its consolidated subsidiaries, the “Company”), was formed on August 5, 2003 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning interests in real estate. Beginning with its taxable year ended December 31, 2004, the Company operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through its majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. Subject to certain restrictions and limitations, the business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the advisory agreement the Company entered into with the Advisor.

Public Offerings

Hines REIT commenced its initial public offering on June 18, 2004 through which it raised $527.5 million. The Company commenced its second public offering on June 19, 2006 through which it raised approximately $1.5 billion of gross proceeds prior to its expiration on June 30, 2008.

The Company commenced its third public offering (the “Third Offering”) on July 1, 2008 pursuant to which it is offering up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under its dividend reinvestment plan.  As of September 30, 2008, Hines REIT had raised $75.1 million in proceeds through the Third Offering. In addition, from October 1 through November 10, 2008, Hines REIT received gross offering proceeds of approximately $50.4 million from the sale of 4.8 million common shares.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of September 30, 2008 and December 31, 2007, Hines REIT owned a 97.4% and 97.6%, respectively, general partner interest in the Operating Partnership, respectively.

Minority Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.6% and 0.7% interest in the Operating Partnership as of September 30, 2008 and December 31, 2007, respectively. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 2.0% and 1.7% interest in the Operating Partnership as of September 30, 2008 and December 31, 2007, respectively, through a profits interest (the “Participation Interest”). See Note 6 for additional information regarding the Participation Interest.

Investment Property

As of September 30, 2008, the Company held direct and indirect investments in 46 properties. These properties consisted of 43 office properties located throughout the United States, one industrial property located in Dallas, Texas, one mixed-use office and retail property located in Toronto, Ontario, and a 50% interest in an industrial property located in Rio de Janeiro, Brazil. The Company’s interests in 25 of these properties are owned indirectly through its investment in Hines US Core Office Fund LP (the “Core Fund”). As of September 30, 2008 and December 31, 2007, the Company owned an approximate 28.7% and 32.0% non-managing general partner interest in the Core Fund, respectively.  See Note 3 for further discussion.

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

Reportable Segments

Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s investments in real estate are geographically diversified and management evaluates operating performance at an individual property level. The Company has determined it has two reportable segments: one with activities related to investing in office properties and one with activities related to investing in industrial properties. The office properties segment consists of 19 office properties owned directly by the Company as well as 25 office properties owned indirectly through the Company’s investment in the Core Fund. The industrial segment consists of one directly-owned industrial property located in Dallas, Texas and the Company’s interest in one indirectly-owned industrial property located in Rio de Janeiro, Brazil.

The Company acquired its wholly-owned industrial property located in Dallas, Texas, in May 2008. Total assets related to this property were $44.7 million as of September 30, 2008 out of the Company’s total assets of $3.3 billion. In addition, the Company recorded revenues of $1.6 million and net income of approximately $600,000 related to this property out of the Company’s total revenues of $244.3 million and net loss of $60.3 million for the nine-months ended September 30, 2008.

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

Comprehensive Loss

The Company reports comprehensive loss in its condensed consolidated statements of shareholders’ equity. Comprehensive loss was $66.0 million for the nine months ended September 30, 2008 resulting from the Company’s net loss of $60.3 million and loss from foreign currency translation adjustment of $5.7 million.

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

The Company’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, transactions are remeasured into the functional currency using the exchange rate in effect on the date of the transaction. These gains or losses are included in the Company’s results of operations.

The Company or its subsidiaries also record gains or losses in the Company’s results of operations when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

Investment Property and Lease Intangibles

Real estate assets owned directly by the Company are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized. Maintenance and repair costs are expensed as incurred.

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At September 30, 2008, management believes no such impairment has occurred.

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

Acquired above-and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which includes periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

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

Restricted Cash

As of September 30, 2008 and December 31, 2007, the Company had restricted cash of $7.8 million and $3.5 million, respectively, related to escrow accounts required by certain of the Company’s mortgage agreements.

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

Tenant inducement amortization was $2.7 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $1.1 million and $468,000 as amortization expense related to other direct leasing costs for the nine months ended September 30, 2008 and 2007, respectively.

Tenant inducement amortization was approximately $1.1 million and $493,000 for the three months ended September 30, 2008 and 2007, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $432,000 and $188,000 as amortization expense related to other direct leasing costs for the three months ended September 30, 2008 and 2007, respectively.

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to funding $11.0 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods, beginning in the first quarter of 2008. As of September 30, 2008, $7.1 million of this commitment remained unfunded and was recorded in accounts payable and accrued expenses in the accompanying balance sheet accordingly.

On March 13, 2008, the Company acquired the Raytheon/DirecTV Buildings, a two-building office complex located in El Segundo, California. In connection with this acquisition, the Company assumed a commitment to fund $11.5 million of construction costs to the Raytheon Corporation. As a of September 30, 2008, $8.0 million of this commitment remained unfunded and was recorded in accounts payable and accrued expenses in the accompanying balance sheet accordingly.

Derivative Instruments

During the years ended December 31, 2007 and 2006, the Company entered into several forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of these contracts as cash flow hedges for accounting purposes. The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007. See Note 10 for additional discussion regarding fair value. See Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the risk of counterparty non-performance.

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

The table below contains additional information regarding the Company’s derivative instruments (all amounts are in thousands):

Description	Increase (Decrease) in Fair Value	Transaction Fees	Foreign Currency Gain (Loss)	Gain (Loss) on Derivative Instrument, net

Quarter Ended September 30, 2008	$(10,530)	—	—	$(10,530)
Quarter Ended September 30, 2007	$(21,252)	—	—	$(21,252)

Nine Months Ended September 30, 2008	$(11,194)	—	—	$(11,194)
Nine Months Ended September 30, 2007	$(5,613)	$(731)	$939	$(5,405)

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.  For the nine months ended September 30, 2008 and 2007, approximately $1.2 million and $874,000, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2008 and 2007, approximately $446,000 and $311,000, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations.

Other Assets

Other assets includes the following (in thousands):

	September 30, 2008	December 31, 2007
Property acquisition escrow deposit	$—	$10,000
Prepaid insurance	1,757	1,056
Mortgage loan deposits	—	904
Other	2,146	910
Total	$3,903	$12,870

Organizational and Offering Costs

     Second Offering

The Company’s second public offering (the “Second Offering”) commenced on June 19, 2006 and was terminated on June 30, 2008. Certain organizational and offering costs associated with the Second Offering have been paid by the Advisor on the Company’s behalf. Pursuant to the terms of the advisory agreement in effect for the Second Offering, the Company was obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer manager fees, did not exceed 15% of gross proceeds from the Second Offering. As of September 30, 2008 and December 31, 2007, the Advisor had incurred on the Company’s behalf organizational and offering costs in connection with the Second Offering of $37.0 million and $29.1 million, respectively (of which $15.6 million and $12.1 million, respectively, relates to the Advisor or its affiliates). As of September 30, 2008, approximately $29,000 of these costs remained unpaid and were included in due to affiliates in the condensed consolidated balance sheet.

The Advisor incurred $3.6 million and $5.1 million of internal offering costs, which have been expensed in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively. In addition, $4.2 million of third-party offering costs have been offset against net proceeds of the Second Offering within additional paid-in capital for the nine months ended September 30, 2008.

The Advisor incurred approximately $34,000 and $1.6 million of internal offering costs, which have been expensed in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2008 and 2007, respectively.

Third Offering

As mentioned above, the Second Offering was terminated on June 30, 2008 and the Third Offering commenced on July 1, 2008. During the nine months ended September 30, 2008, the Advisor incurred $5.9 million of organizational and offering costs related to the Third Offering. Pursuant to the terms of the Advisory Agreement in effect for the Third Offering, the Company is not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of the Company. Accordingly, no such amounts have been recorded in the accompanying condensed consolidated financial statements. See Note 11 for additional information regarding the Third Offering.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $25.4 million and $12.7 million as of September 30, 2008 and December 31, 2007, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Stock-based Compensation

Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock on the date of their election or re-election to the board. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of Statement No. 123, Accounting for Stock-Based Compensation (as amended), the Company recognizes the expense related to these shares over the vesting period. For the three and nine months ended September 30, 2008 and 2007, amortization of stock compensation expense recorded by the Company was insignificant.

Income Taxes

Hines REIT made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2004. In addition, as of September 30, 2008 and 2007 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the nine months ended September 30, 2008 and 2007 in the accompanying condensed consolidated financial statements. Income tax expense recorded by the Company is primarily comprised of a provision for Canadian income taxes and a provision for the Texas margin tax, both of which are discussed below.

In connection with the operation of Atrium on Bay, an office property located in Toronto, Ontario, the Company has recorded an income tax provision for Canadian income taxes of approximately $816,000 and $552,000 for the nine months ended September 30, 2008 and 2007, respectively, in accordance with Canadian tax laws and regulations. In addition, the Company has also recorded a provision for Canadian income taxes of approximately $561,000 and $236,000 for the three months ended September 30, 2008 and 2007.

The Company also recorded an income tax provision for the Texas margin tax related to its properties located in Texas. As a result, the Company recorded approximately $175,000 and $380,000, respectively, for the three and nine months ended September 30, 2008. The related income tax expense was insignificant for the three and nine months ended September 30, 2007.

As of September 30, 2008, the Company had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Redemption of Common Stock

The Company has adopted Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  As such, SFAS No. 150 is not applicable until such shares are tendered for redemption by the holder and the redemption of shares is approved.  At such time, the Company will reclassify such obligations out of equity to a liability based upon their respective settlement values. As of September 30, 2008, shares tendered for redemption and approved by the Board of Directors and not yet redeemed of $3.9 million are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.  This represents approximately 405,000 shares tendered for redemption and approved by the Board of Directors, but not yet redeemed as of September 30, 2008.

Per Share Data

Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

The Company has revised the presentation of investment property to exclude the value associated with leases in place at the time an investment property is acquired as shown in the condensed consolidated balance sheet to be consistent with a majority of others in the industry. As a result, certain reclassifications have been made to the 2007 condensed consolidated balance sheet and the condensed consolidated statement of cash flows for the nine months ended September 30, 2007 to be consistent with the 2008 presentation. Specifically, $253.0 million of net book value of in-place leases has been reclassified from investment property to intangible lease assets as of December 31, 2007 in the condensed consolidated balance sheet and $109.0 million was reclassified from investments in property to increase in acquired lease intangibles, net, in the condensed consolidated statement of cash flows for the nine months ended September 30, 2007. Management believes this change in presentation is appropriate given the practices of many of the Company’s industry peers, although it does not believe this change is necessary for the fair presentation of the Company’s financial statements.

Recent Accounting Pronouncements

     In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Management expects SFAS No. 141R will have a significant impact in future periods to the extent that real estate acquisitions are significant. For example, the Company acquired four properties for $590.1 million during the nine months ended September 30, 2008. The Company capitalized approximately $925,000 in acquisition-related expenses during this period that would have been expensed under FAS 141R.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Management is currently assessing the impact of SFAS No. 160 on the Company’s consolidated financial statements.

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

In October 2008, the FASB issued Staff Position No. 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The issuance of FSP 157-3 did not have a significant impact on the Company’s consolidated financial statements.

3.  Investment Property and Lease Intangibles

Investment property consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Buildings and improvements	$1,883,445	$1,481,541
Less: accumulated depreciation	(65,069)	(32,395)
Buildings and improvements, net	1,818,376	1,449,146
Land	449,185	349,778
Investment property, net	$2,267,561	$1,798,924

Direct Investments

Properties that are wholly owned by the Operating Partnership are referred to as “direct investments.” As of December 31, 2007, the Company owned direct investments in 16 properties through its interest in the Operating Partnership.

On May 1, 2008, the Company acquired: Williams Tower, a 64-story office building with an adjacent parking garage located in the Galleria/West Loop submarket of Houston, Texas; an interest in a 2.8-acre park and waterwall adjacent to Williams Tower; and a 2.3-acre land parcel located across the street from Williams Tower on Post Oak Blvd. The balance of the interest in the park and waterwall is owned by an affiliate of Hines.

The total purchase price for Williams Tower was $271.9 million, including the contract purchase price of $271.5 million and transaction costs of approximately $0.4 million, and was funded using proceeds from the Company’s public offering and proceeds from its revolving line of credit.

The following table summarizes the estimated fair values of the assets and liabilities acquired for Williams Tower (in thousands):

Property	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Total Purchase Price
Williams Tower	$57,777	$185,184	$58,880	$(29,987)	$271,854

In addition, the Company acquired the following properties during the nine months ended September 30, 2008:

City	Property	Date Acquired	Contract Purchase Price
			(in millions)
Kansas City, Missouri	2555 Grand	February 2008	$155.8
El Segundo, California	Raytheon/DirecTV Buildings	March 2008	$120.0
Dallas, Texas	4050/4055 Corporate Drive	May 2008	$42.8

As of September 30, 2008, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$420,712	$69,255	$142,364
Less: accumulated amortization	(98,219)	(19,017)	(24,085)
Net	$322,493	$50,238	$118,279

As of December 31, 2007, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$302,530	$52,450	$91,455
Less: accumulated amortization	(49,564)	(8,650)	(11,990)
Net	$252,966	$43,800	$79,465

Amortization expense was $56.4 million and $23.0 million for in-place leases for the nine months ended September 30, 2008 and 2007, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $3.9 million and $1.6 million, respectively.  Amortization expense was $21.1 million and $8.2 million for in-place leases for the three months ended September 30, 2008 and 2007, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of approximately $765,000 and $925,000 for the three months ended September 30, 2008 and 2007, respectively.

Anticipated amortization of in-place, out-of-market leases, net and out-of-market ground leases for the period from October 1 through December 31, 2008 and for each of the years ended December 31, 2009 through 2012 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, net
October 1 through December 31, 2008	$18,223	$(478)
2009	57,987	(13,888)
2010	48,586	(12,607)
2011	41,814	(11,632)
2012	32,623	(10,515)

In connection with its direct investments, the Company has entered into lease agreements with tenants for space. As of September 30, 2008, the approximate fixed future minimum rentals for the period from October 1 through December 31, 2008, and each of the years ending December 31, 2009 through 2012 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1 through December 31, 2008	$57,764
2009	213,122
2010	193,106
2011	177,838
2012	153,219
Thereafter	602,687
Total	$1,397,736

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from October 1, 2008 through December 31, 2008 are approximately $712,000. In addition, the fixed future minimum rentals expected to be received for such services for each of the years ended December 31, 2009 through December 31, 2012 and thereafter are $2.6 million, $2.3 million, $2.0 million, $1.5 million and $1.6 million, respectively. The Company has outsourced the provision of these services to a tenant in the same building, to whom it pays fees for the provision of such services. The fixed future minimum payments for such services for the period from October 1, 2008 through December 31, 2008 are approximately $230,000. In addition, the fixed future minimum payments for such services for each of the years ended December 31, 2009 through December 31, 2012 and thereafter are approximately $907,000, $749,000, $535,000, $372,000 and $282,000, respectively.

During the nine months ended September 30, 2008 and 2007, no tenant leased space representing more than 10% of the total rental revenue of the Company.

One of the Company’s properties is subject to a ground lease, which expires on March 31, 2032. Although the lease provides for increases in payments over the term of the lease, ground rent expense accrues on a straight-line basis.  The fixed future minimum rentals to be paid under the ground lease for the period from October 1, 2008 through December 31, 2008 are approximately $101,000. In addition, the fixed future minimum rentals for each of the years ended December 31, 2009 through December 31, 2012 and thereafter are approximately $412,000, $420,000, $428,000, $437,000 and $10.3 million, respectively. Ground lease expense for the nine months ended September 30, 2008 was approximately $422,000.

Investments in Unconsolidated Entities

The Company owns indirect interests in real estate through its investments in the Core Fund and HCB II River LLC. The carrying values of its investments in these entities as of September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008	December 31, 2007
Investment in the Core Fund	$302,358	$330,441
Investment in HCB II River LLC	28,046	30,716
Total investments in unconsolidated entities	$330,404	$361,157

   The equity in losses of the Company’s unconsolidated entities for the nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Equity in losses of the Core Fund	$(8,042)	$(6,864)
Equity in earnings (losses) of HCB II River LLC	1,663	(58)
Net equity in losses of unconsolidated entities	$(6,379)	$(6,922)

   The equity in losses of the Company’s unconsolidated entities for the three months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Equity in losses of the Core Fund	$(2,957)	$(4,971)
Equity in earnings (losses) of HCB II River LLC	694	(58)
Net equity in losses of unconsolidated entities	$(2,263)	$(5,029)

The table below presents the activity of the Company’s unconsolidated entities for the nine months ended September 30, 2008 (in thousands):

	Core Fund	HCB II River LLC	Total
Balance as of December 31, 2007	$330,441	$30,716	$361,157
Distributions	(20,041)	(2,055)	(22,096)
Net Income	(8,042)	1,633	(6,379)
Effect of Exchange Rate	—	(2,278)	(2,278)
Balance as of September 30, 2008	$302,358	$28,046	$330,404

Investment in the Core Fund

The Core Fund is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place. As of September 30, 2008 and December 31, 2007, respectively, the Company owned a 28.7% and 32.0% non-managing general partnership interest in the Core Fund, which held ownership interests in 25 and 24 properties across the United States.

Condensed consolidated financial information of the Core Fund as of September 30, 2008 and December 31, 2007 and for the nine months ended September 30, 2008 and 2007 is summarized below (in thousands):

ASSETS

	September 30, 2008	December 31, 2007
Cash	$101,248	$112,211
Property, net	3,944,087	3,481,975
Other assets	361,032	351,577
Total Assets	$4,406,367	$3,945,763

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$2,632,894	$2,313,895
Other liabilities	257,783	264,705
Minority interest	507,727	426,128
Partners’ capital	1,007,963	941,035
Total Liabilities and Partners’ Capital	$4,406,367	$3,945,763

OPERATIONS

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenues, other income and interest income	$387,148	$312,566
Operating expenses	(166,724)	(132,222)
Interest expense	(103,400)	(75,779)
Depreciation and amortization	(144,360)	(131,770)
Loss allocated to minority interest	1,150	6,231
Net Loss	$(26,186)	$(20,974)

During the nine months ended September 30, 2008 and 2007, no tenant leased space representing more than 10% of the total rental revenue of the Core Fund.

4.  Debt Financing

The following table includes all of the Company’s outstanding notes payable as of September 30, 2008 and December 31, 2007 (in thousands, except interest rates):

Description	Origination Date	Maturity Date	Interest Rate		Principal Outstanding at September 30, 2008		Principal Outstanding at December 31, 2007
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		90,649	(4)	90,039
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000		45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		183,084	(3)	193,686
The Prudential Insurance Company of
America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500		159,500
IXIS Real Estate Capital Inc. — Raytheon/
DirecTV Buildings	3/13/2008	12/5/2016	5.675	% (6)	52,664		—
New York State Teachers’ Retirement System — 2555 Grand	4/24/2008	5/1/2013	5.375	% (7)	86,000		—
New York State Teachers’ Retirement System — Williams Tower	5/29/2008	6/1/2013	5.500	% (8)	165,000		—

HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	% (2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	% (2)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550	% (2)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800	% (2)	48,000		48,000
HSH Nordbank — Seattle Design Center / 5th and Bell	8/14/2007	8/14/2017	6.0300	% (2)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/Minneapolis	12/20/2007	1/1/2013	5.700%		205,000		205,000
Office/Flex Portfolio
OTHER NOTES PAYABLE
Key Bank National Association — Revolving Credit Facility	9/9/2005	10/31/2009	Variable (1)		—		—
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		3,121	(5)	3,406
					$1,510,018		$1,216,631
__________

(1)
The revolving credit facility with KeyBank National Association (“KeyBank”) provides a maximum aggregate borrowing capacity of $250.0 million. Borrowings under the revolving credit facility are at variable interest rates based on LIBOR plus 125 to 200 basis points based on prescribed leverage ratios.

(2)
The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate. See Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the risk of counterparty non-performance.

(3)
The Company entered into mortgage financing in connection with its acquisition of Atrium on Bay. The mortgage agreement provides for an interest only loan with a principal amount of $190.0 million Canadian dollars. This amount was translated to U.S. dollars at a rate of $0.9636 as of September 30, 2008.

(4)
This mortgage is an interest-only loan in the principal amount of $91.0 million, which the Company assumed in connection with its acquisition of Airport Corporate Center. At the time of acquisition, the fair value of this mortgage was estimated to be $88.5 million, resulting in a premium of $2.5 million. The premium is being amortized over the term of the mortgage.

(5)	Note with Citicorp Vendor Finance Ltd. Related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $0.9636 as of September 30, 2008.

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

The Company is contractually obligated to make principal payments on its outstanding notes payable for the period from October 1, 2008 through December 31, 2008, for each of the years ended December 31, 2009 through December 31, 2012 and for the period thereafter of approximately $218,000, $91.9 million, $953,000, $48.7 million, $160.4 million and $1.2 billion.

The Company is not aware of any instances of noncompliance with financial covenants as of September 30, 2008.

5.  Distributions

The Company began declaring distributions (as authorized by its board of directors) in November 2004, after the Company commenced business operations. From July 1, 2006 through April 30, 2008, the Company declared daily distributions (as authorized by the Company’s board of directors) equal to $0.00170959 per share, per day and the Company increased the dividend rate to $0.00175233 per share, per day for the months of May through November 2008. The distributions declared were authorized and set by the Company’s board of directors at a level the board believed to be appropriate based upon the board’s evaluation of its assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends. The Company has declared the daily distributions on a monthly basis and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. The Company has declared the following aggregate distributions to its shareholders and minority interests for each quarter during the year ended December 31, 2007 and the nine months ended September 30, 2008 (in thousands):

Total Distribution for the Quarter Ended	Date Paid	Total Distribution
September 30, 2008	October 1, 2008	$31,773
June 30, 2008	July 1, 2008	$29,002
March 31, 2008	April 15, 2008	$26,337
December 31, 2007	January 16, 2008	$24,923
September 30, 2007	October 15, 2007	$23,059
June 30, 2007	July 20, 2007	$18,418
March 31, 2007	April 16, 2007	$14,012

6.  Related Party Transactions

Due to Affiliates

Due to affiliates includes the following (in thousands):

	September 30, 2008	December 31, 2007
Organizational and offering costs related to the Second Offering	$29	$2,260
Dealer manager fees and selling commissions	—	605
Asset management, acquisition fees and property-level fees and reimbursements	4,253	5,319
Other	464	784
Total	$4,746	$8,968

Advisory Agreement

Pursuant to the advisory agreement in effect for the Second Offering, the Company was required to pay fees and expense reimbursements (in addition to the reimbursement of organizational and offering costs described in Note 2 above). On July 1, 2008, the Company executed a new advisory agreement related to the Third Offering. The fees specified by the Third Offering advisory agreement are comparable with those of the previous advisory agreement with the exception of changes to the acquisition fee calculation, the addition of the debt financing fee and elimination of the requirement to reimburse organizational and offering costs (See Note 2 above).

Acquisition Fees  — Effective July 1, 2008 the Company will pay an acquisition fee to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is payable following the closing of each acquisition up to an aggregate of $2.0 billion of gross real estate investments in an amount equal to 2.5% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity.  In addition, the Company will pay an acquisition fee to the Advisor, with respect to investments made after the initial $2.0 billion of gross real estate investments, equal to 0.50% of the amounts set forth in (i) and (ii). Pursuant to prior advisory agreements in effect before July 1, 2008, the Company paid an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company made an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity.

The Advisor earned cash acquisition fees totaling $3.0 million and $5.3 million for the nine months ended September 30, 2008 and 2007, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations.  The Advisor earned no cash acquisition fees for the three months ended September 30, 2008. The Advisor earned cash acquisition fees totaling $3.1 million for the three months ended September 30, 2007 which have been recorded as an expense in the accompanying condensed consolidated statements of operations.   See discussion of the Participation Interest below for additional information concerning acquisition fees. As of September 30, 2008 and December 31, 2007, the Company had no liabilities for incurred and unpaid acquisition fees.

Asset Management Fees — The Company paid asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fee earned by the Advisor monthly in an amount equal to 0.0625% multiplied by the net equity capital the Company has invested in real estate investments as of the end of the applicable month. The Advisor earned cash asset management fees totaling $8.9 million and $5.7 million during the nine months ended September 30, 2008 and 2007, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations.  The Advisor earned cash asset management fees totaling $3.1 million and $2.4 million during the three months ended September 30, 2008 and 2007, respectively, which have been recorded as an expense in the accompanying condensed consolidated statements of operations.   See discussion of the Participation Interest below for additional information concerning asset management fees. As of September 30, 2008 and December 31, 2007, the Company had liabilities for incurred and unpaid asset management fees of $1.0 million and $2.5 million, respectively, which have been included in due to affiliates in the accompanying condensed consolidated balance sheets.

Debt Financing Fee – The Company will pay the Advisor a financing fee equal to 1.0% of the amount (i) obtained under any property loan or (ii) made available to the Company under any other debt financing. As the Company incurs the financing fees payable to the Advisor, these fees will be deferred and amortized into interest expense using a straight-line method, which approximates the effective interest method over the life of the related debt. No financing fees were incurred by the Company as of September 30, 2008.

Dealer Manager Agreement

The Company retained HRES, an affiliate of the Advisor, to serve as dealer manager for the Initial Offering and the Second Offering. The dealer manager agreement for the Second Offering provided that HRES earned selling commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which was reallowed to participating broker dealers, and earned no selling commissions related to shares issued pursuant to the dividend reinvestment plan. It also provided that HRES earned a dealer manager fee equal to up to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which was reallowed to participating broker dealers.

On June 30, 2008, the Company executed a new dealer manager agreement with HRES to serve as a dealer manager for the Third Offering. The terms of the new dealer manager agreement for the Third Offering are comparable with those of the previous dealer manager agreement as it relates to the selling commissions and dealer manager fee earned by HRES. However, the new dealer manager agreement extends the definition of shares exempted from selling commissions and the dealer manager fee to include shares purchased by certain investors that have an agreement with a licensed broker-dealer, investment advisor or bank trust department pursuant to which the investor pays a fee based on assets under management or a similar fee.

HRES earned selling commissions of $24.3 million and earned dealer manager fees of $8.0 million for the nine months ended September 30, 2008, which have been offset against additional paid-in capital in the accompanying condensed consolidated statement of shareholders’ equity.

Property Management and Leasing Agreements

The Company has entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which it directly invests. As compensation for its services, Hines receives the following:

•
A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. The Company incurred property management fees of $5.2 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively, and $1.8 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, the Company had liabilities for incurred and unpaid property management fees of approximately $418,000 and $260,000, respectively, which have been included in due to affiliates in the accompanying condensed consolidated balance sheets.

•
A leasing fee of 1.5% of gross revenues payable over the term of each executed lease, including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. The Company incurred leasing, construction management or redevelopment fees of $2.6 million and $1.1 million during the nine months ended September 30, 2008 and 2007, respectively, and approximately $621,000 and $462,000 during the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, the Company had a related liability of approximately $1.1 million and $654,000, respectively, which is included in due to affiliates in the accompanying condensed consolidated balance sheets.

•
The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses are limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. The Company incurred reimbursable expenses of $11.3 million and $5.8 million for the nine months ended September 30, 2008 and 2007, respectively, and $4.1 million and $2.5 million for the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, the Company had related liabilities of $1.7 million which were included in due to affiliates in the accompanying condensed consolidated balance sheets.

On May 1, 2008, the Company acquired Williams Tower, a 64-story office building located in Houston, Texas. Williams Tower is managed by Hines. In addition, the Company is headquartered in Williams Tower and Hines and its affiliates lease 9% of the rentable area of Williams Tower. The Company recorded approximately $1.0 million and $1.7 million, respectively, in revenue related to space leased by Hines for the three and nine-months ended September 30, 2008.

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership (the “Participation Interest”). The percentage interest in the Operating Partnership attributable to the Participation Interest was 2.0% and 1.7% as of September 30, 2008 and December 31, 2007, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.

As the percentage interest of the Participation Interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. This liability totaled $38.7 million and $26.8 million as of September 30, 2008 and December 31, 2007, respectively, and is included in the participation interest liability in the accompanying condensed consolidated balance sheets. The related expense for asset management and acquisition fees of $12.0 million and $11.0 million for the nine months ended September 30, 2008 and 2007, respectively, is included in asset management and acquisition fees in the accompanying condensed consolidated statements of operations.  For the three months ended September 30, 2008 and 2007, respectively, the Company recorded $3.1 million and $5.4 million of asset management and acquisition fess related to the Participation Interest.

7.  Changes in Assets and Liabilities

The effect of changes in asset and liability accounts on cash flows from operating activities for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	2008	2007
Changes in assets and liabilities:
Increase in other assets	$(459)	$(940)
Increase in tenant and other receivables	(18,338)	(11,556)
Additions to deferred leasing costs	(15,880)	(6,300)
Increase in accounts payable and accrued expenses	3,562	6,043
Increase in participation interest liability	11,962	11,007
(Decrease) increase in other liabilities	(2,845)	1,876
Increase (decrease) in due to affiliates	(1,143)	1,747
Changes in assets and liabilities	$(23,141)	$1,877

8.  Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	2008	2007
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$57,525	$31,722
Cash paid for income taxes	$444	$—
Supplemental Schedule of Non-Cash Activities
Unpaid selling commissions and dealer manager fees	$—	$784
Deferred offering costs offset against additional paid-in-capital	$4,206	$6,889
Distributions declared and unpaid	$31,773	$23,059
Distributions receivable	$7,281	$7,481
Distributions reinvested	$43,690	$24,849
Stock subscriptions	$718	$—
Non-cash net liabilities acquired upon acquisition of property	$20,995	$11,831
Accrual of deferred financing costs	$—	$132
Assumption of mortgage upon acquisition of property	$52,930	$—
Accrued additions to deferred leasing costs	$5,080	$12,038
Accrued additions to investment property	$563	$1,360

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

     As of September 30, 2008, the Company recorded a liability of $41.4 million related to the fair value of its interest rate swap contracts in accordance with SFAS No. 157. The fair value of these derivative instruments was determined using pricing models. Pricing models take into account the contract terms as well as other inputs where applicable, such as interest rate yield curves. Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparty, HSH Nordbank. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

11. Subsequent Events

Denver Industrial/Flex Portfolio

On October 3, 2008, the Company entered into a contract to acquire the Denver Industrial/Flex Portfolio (“Denver Industrial/Flex Portfolio”), a group of industrial/flex buildings located throughout southeast Denver, Colorado. The Denver Industrial/Flex Portfolio consists of 484,737 square feet of rentable area that is 94% leased. The contract purchase price of the Denver Industrial/Flex Portfolio is expected to be $66.5 million, exclusive of transaction costs, financing fees and working capital reserves. In connection with this acquisition, the Company is assuming three loans totaling $35.8 million. This acquisition is expected to be completed during the fourth quarter of 2008. There can be no assurance that this transaction will be completed.

Weingarten Grocery-Anchored Portfolio

         On November 13, 2008, the Company acquired a 70% interest in a joint venture with Weingarten Reality Investors (NYSE:WRI) (“Weingarten”).  Concurrently, the joint venture entered into an agreement to acquire a portfolio of grocery-anchored retail centers owned by Weingarten (the “Weingarten Portfolio”) for approximately $271.4 million.  The Weingarten Portfolio includes 12 retail properties anchored by grocery stores located in Texas, Georgia, Tennessee, Florida and North Carolina and consists of approximately 1.5 million square feet of rentable area that is 96% leased. The initial closing included eight properties for approximately $205.1 million. The Company funded its portion (approximately $49.7 million) of equity required for the initial closing with proceeds from its public offerings.  In addition to its 30% share of the joint venture equity, Weingarten provided $134.0 million of debt financing in the form of 6% preferred equity.  $100.0 million of the preferred equity will be redeemed once the joint venture closes on its third-party debt financing, which is currently expected to occur before December 31, 2008.  The closing of the remaining four properties will be consummated upon the finalization of their respective loan assumptions.  Weingarten will continue to manage the properties for the joint venture.
Shareholder Redemptions

For the months of September and October 2008, in accordance with its share redemption plan, Hines REIT redeemed 1.3 million common shares and made corresponding payments (on October 1 and November 3, 2008, respectively) totaling $12.8 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares. The Company recorded a $3.9 million liability for the shares redeemed in October. See Note 2 – Redemption of Common Stock for additional information.

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

•	Catastrophic events, such as hurricanes, earthquakes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

•	Risks associated with the currency exchange rate related to our international investments;

•	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested and continue to invest in real estate to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership, or indirectly through other entities, such as through our investment in the Core Fund. As of September 30, 2008, we had direct and indirect interests in 46 properties. These properties consist of 43 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, one industrial property in Dallas, Texas and an interest in an industrial property in Rio de Janeiro, Brazil.

Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We expect to continue to focus primarily on investments in institutional-quality office properties located in the United States (whether as direct investments or as indirect investments through the Core Fund or otherwise). However, we also intend to continue to pursue other real estate investments that we believe will satisfy our long-term primary objectives of preserving invested capital and achieving modest capital appreciation over the long term, in addition to providing regular cash distributions to our shareholders. To achieve these objectives, we intend to invest in properties which will be diversified by location, lease expirations and tenant industries. In the future, our investments may include additional investments outside of the United States, investments in non-office properties, non-core or development investments, loans, ground leases and investments in other joint ventures.

In order to provide capital for these investments, we sold shares to the public through our initial public offering (the “Initial Offering”) and our second public offering  (the “Second Offering”), the latter of which terminated on June 30, 2008. On July 1, 2008, we commenced our third public offering (the “Third Offering”) pursuant to which we are offering a maximum of $3.5 billion in common shares. We intend to continue raising significant amounts of capital through our Third Offering prior to its expiration on July 1, 2010.

Market Update

The financial markets are experiencing significant volatility, driven by continued fallout from the credit crisis and overall weakening global economy. Economic indicators in the U.S. continue to point toward a recession, though many economists disagree about forecasts regarding its potential length or depth. Regardless, we expect that the current downturn will have an adverse effect on real estate market fundamentals, including tenant demand, overall occupancies, leasing velocity and rental rates, and will lead to increased subletting and tenant defaults.  We expect that this will have a negative impact on our future income and cash flow earned, which support our distributions paid to shareholders, as well as the values of our real estate investments.  We are proactively managing our portfolio in an effort to minimize the negative impacts during this time.  As with most commercial real estate, our portfolio of assets is not immune to a weakening economy; however, due to the quality and diversification of our portfolio, we believe that our portfolio is relatively well positioned to limit the negative impact from this down cycle.

To date, our portfolio has not experienced significant direct effects resulting from the events in the financial markets. As of September 30, 2008, our portfolio was 93% leased to a diverse tenant base over a variety of industries, with approximately 19% leased to approximately 250 different companies in the financial and insurance industries and approximately 17% leased to approximately 130 different companies in the legal industry. Our portfolio has no exposure to AIG or Lehman Brothers and limited exposure to certain troubled individual tenants in the finance and insurance industries, including Bear Stearns and Washington Mutual. Included in our portfolio at September 30, 2008 are several tenants who have sought bankruptcy protection. Leases to these tenants comprise approximately 0.5% of the leasable square feet in our portfolio based on our effective ownership interests in our properties. We believe we have recorded adequate reserves against receivables from these tenants in our financial statements as of September 30, 2008 included elsewhere in this Form 10-Q. We continue to be concerned about the ultimate impact of events in the financial markets on our tenants in the finance, insurance and legal industries, and we are monitoring them and managing potential adverse impact to our portfolio.

We have not invested in debt securities such as collateralized debt obligations (CDO’s), and therefore do not have exposure to the impact current market conditions may have on those securities.

The capital and debt markets affecting commercial real estate have also continued to deteriorate.  Financial institutions and lenders have become capital constrained, and lenders and credit rating agencies have tightened underwriting standards.  As a result, debt capital has become more expensive and difficult to obtain.  We have managed our portfolio to date in an effort to minimize our exposure to volatility in the debt capital markets.  We have done this by using moderate levels of long-term fixed-rate debt and minimizing our exposure to short-term variable rate debt which is more likely to be impacted by market volatility.  Our portfolio was 54% leveraged as of September 30, 2008, with 98% of our debt in the form of long-term, fixed-rate mortgages (some of which are effectively fixed through the use of interest rate swaps).  We have a minimal amount of debt ($90.6 million) which is maturing in 2009, and thus have limited exposure to the potential negative impacts of attempting to refinance assets in the current debt markets.  While we expect to be able to refinance this debt under acceptable terms, if we are unable to do so, we may use borrowings under our revolving credit facility, proceeds from our Third Offering or, if necessary, cash flow from operations to retire this instrument at maturity.

Values of commercial real estate assets and debt instruments have been impacted by the events described above.  Values of assets have declined from the values achieved over the last 24 months.  It is uncertain how much of the declines are attributable to the current illiquidity and volatility in the markets, the prospects of a recession and its impact on real estate or a longer-term repricing of real estate assets.  While real estate values have declined in recent months, existing, low-rate debt has seen the opposite trend.  As debt is less available and more expensive, existing long-term attractively-priced debt has increased in value.  Depending on how the markets perform over the next several months, these events could result in a decline in the value of our existing real estate portfolio. The value of our real estate is one of many factors considered in determining our share price, and we cannot assure you that our share price will not decrease in the future.

Looking forward, we expect to continue to raise capital to pursue new investment opportunities and maintain sufficient liquidity to meet our operating needs.  We believe that the current market environment will result in increased cap rates and decreased pricing of commercial real estate assets.  This should result in investment opportunities which generate higher returns than assets acquired 12 – 24 months ago.  We are actively pursuing investment opportunities as we believe that during this time of a severe lack of debt and capital, the current distress in the market may allow us access to attractive real estate investment opportunities.

We continue to manage our strong lending relationships with banks, insurance companies, pension funds and others that generally provide debt capital for commercial real estate transactions.  During the first half of 2008, we were able to secure nearly $300 million of attractive mortgage financing for our acquisitions.  Although debt capital is scarcer and more expensive than it was during the last several years, we expect that it will continue to be available to us due to our financial strength and the quality of the assets we acquire.  As we pursue new investment opportunities, we will continue to factor into such opportunities the current availability and price of debt capital. Notwithstanding the above, depending on market conditions and other factors, we may choose not to borrow to finance future new acquisitions or to place new debt on our existing portfolio or assets.

Although we cannot predict how the financial markets and broader economy will transform from where they are today, we are actively managing our well-diversified portfolio of quality real estate assets.  Our sponsor, advisor and property manager have significant experience through several real estate and economic cycles, and thus we believe we are well-positioned to manage through these difficult and uncertain times.

The following table provides summary information regarding the properties in which the Operating Partnership owned interests as of September 30, 2008:

Direct Investments
Property	City	Leasable Square Feet		Percent Leased	Our Effective Ownership(1)
321 North Clark	Chicago, Illinois	885,664		99%	100%
JPMorgan Chase Tower	Dallas, Texas	1,247,923		88%	100%
Citymark	Dallas, Texas	220,079		100%	100%
4050/4055 Corporate Drive	Dallas, Texas	643,429		100%	100%
Raytheon/DirectTV Buildings	El Segundo, California	550,579		100%	100%
Watergate Tower IV	Emeryville, California	344,433		100%	100%
Williams Tower	Houston, Texas	1,480,623		93%	100%
2555 Grand	Kansas City, Missouri	595,607		100%	100%
One Wilshire	Los Angeles, California	661,553		99%	100%
3 Huntington Quadrangle	Melville, New York	407,731		88%	100%
Airport Corporate Center	Miami, Florida	1,021,397		90%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	766,240		84%	100%
3400 Data Drive	Rancho Cordova, California	149,703		100%	100%
Daytona Buildings	Redmond, Washington	251,313		100%	100%
Laguna Buildings	Redmond, Washington	464,701		100%	100%
1515 S Street	Sacramento, California	348,881		100%	100%
1900 and 2000 Alameda	San Mateo, California	253,141		94%	100%
Seattle Design Center	Seattle, Washington	390,684		89%	100%
5th and Bell	Seattle, Washington	197,135		100%	100%
Atrium on Bay	Toronto, Ontario	1,071,517		98%	100%
Total for Directly-Owned Properties		11,952,333		95%

Indirect Investments
Core Fund Investments
One Atlantic Center	Atlanta, Georgia	1,100,312		81%	23.27%
The Carillon Building	Charlotte, North Carolina	470,942		97%	23.27%
Charlotte Plaza	Charlotte, North Carolina	625,026		96%	23.27%
One North Wacker	Chicago, Illinois	1,373,754		98%	23.27%
Three First National Plaza	Chicago, Illinois	1,420,056		93%	18.62%
333 West Wacker	Chicago, Illinois	845,210		94%	18.57%
One Shell Plaza	Houston, Texas	1,230,395		100%	11.64%
Two Shell Plaza	Houston, Texas	565,467		97%	11.64%
425 Lexington Avenue	New York, New York	700,034		100%	11.67%
499 Park Avenue	New York, New York	288,722		100%	11.67%
600 Lexington Avenue	New York, New York	284,701		97%	11.67%
Renaissance Square	Phoenix, Arizona	965,508		89%	23.27%
Riverfront Plaza	Richmond, Virginia	951,421		100%	23.27%
Johnson Ranch Corporate Center	Roseville, California	179,990		67%	18.57%
Roseville Corporate Center	Roseville, California	111,418		94%	18.57%
Summit at Douglas Ridge	Roseville, California	185,128		78%	18.57%
Olympus Corporate Center	Roseville, California	191,494		57%	18.57%
Douglas Corporate Center	Roseville, California	214,606		81%	18.57%
Wells Fargo Center	Sacramento, California	502,365		97%	18.57%
525 B Street	San Diego, California	446,737		85%	23.27%
The KPMG Building	San Francisco, California	379,328		100%	23.27%
101 Second Street	San Francisco, California	388,370		91%	23.27%
720 Olive Way	Seattle, Washington	300,710		94%	18.57%
1200 19th Street	Washington, D.C.	328,154	(2)	28%	11.67%
Warner Center	Woodland Hills, California	808,274		89%	18.57%
Total for Core Fund Properties		14,858,122		91%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	693,115		100%	50%
Total for All Properties		27,503,570		93%
__________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On September 30, 2008, Hines REIT owned a 97.4% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.6% interest in the Operating Partnership. As of September 30, 2008, we owned interests in 25 Core Fund investments through our interest in the Core Fund, in which we owned an approximate 28.7% non-managing general partner interest as of September 30, 2008. The Core Fund does not own 100% of these buildings; its ownership interest in its buildings ranges from 40.5% to 81.0%. In addition, we owned a 50% interest in Distribution Park Rio through a joint venture with an affiliate of Hines.

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

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At September 30, 2008, we believe no such impairment has occurred. However, given the current economic conditions, there can be no assurances about future periods.

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

Acquired above-and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which includes periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

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

Organizational and Offering Costs

Certain organizational and offering costs related to our Initial Offering and Second Offering have been paid by our Advisor on our behalf. Organizational and offering costs incurred by our Advisor have been analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and those which qualify as offering expenses in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering. Organizational costs are expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities. Offering-related salaries and other general and administrative expenses of the Advisor and its affiliates are expensed as incurred, and third-party offering expenses are taken as a reduction against the net proceeds of the offerings within additional paid-in capital in accordance with SAB Topic 5.A. In addition to the offering costs paid to the Advisor, selling commissions and dealer manager fees are paid to Hines Real Estate Securities, Inc. (“HRES” or the “Dealer Manager”). Such costs are netted against the net offering proceeds within additional paid-in capital as well.

On July 1, 2008, we entered into a new advisory agreement in connection with our Third Offering. Pursuant to the terms of the new advisory agreement, we are not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of Hines REIT. Accordingly, no amounts of organizational and offering costs incurred by the Advisor in connection with the Third Offering during the nine months ended September 30, 2008 have been recorded in the accompanying consolidated financial statements.

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

The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007. Changes in the fair value of the interest rate swaps have been recorded in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2008. We mark the interest rate swaps to their estimated fair value as of each balance sheet date, and the changes in fair value are reflected in our consolidated statements of operations.

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

Hines may perform construction management services for us for both re-development activities and tenant construction. These fees are considered incremental to the construction effort and will be capitalized as incurred in accordance with Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects.   These costs will be capitalized to the associated real estate project as incurred. Costs related to tenant construction will be depreciated over the estimated useful life. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project. Leasing activities are generally performed by Hines on our behalf. Leasing fees are capitalized and amortized over the life of the related lease in accordance with the provisions of Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Subject to the terms of the Third Offering, we will pay our Advisor a financing fee for all property related loans and any other debt financing we obtain.  These fees will be deferred and amortized into interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt. To date no debt financing fee has been paid to our Advisor.

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

In connection with the operation of Atrium on Bay, an office property located in Toronto, Ontario, we have recorded an income tax provision for Canadian income taxes of approximately $816,000 and $552,000 for the nine months ended September 30, 2008 and 2007, respectively, in accordance with Canadian tax laws and regulations. In addition, the Company has also recorded a provision for Canadian income taxes of approximately $561,000 and $236,000 for the three months ended September 30, 2008 and 2007, respectively.

We also recorded an income tax provision for the Texas Margin Tax related to our properties located in Texas. As a result, we recorded approximately $175,000 and $380,000, respectively, for the three and nine months ended September 30, 2008. The related income tax expense was insignificant for the three and nine months ended September 30, 2007.

As of September 30, 2008, we had no significant temporary differences, tax credits, or net operating loss carry-forwards.

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

Our international subsidiaries may have transactions denominated in currencies other than their functional currency.  In these instances, transactions are remeasured into the functional currency using the exchange rate in effect on the date of the transaction. These gains or losses are included in our results of operations.

Our subsidiaries also record gains or losses in results of operations when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements are for property acquisitions, property-level operating expenses, capital improvements, debt service, certain organizational and offering expenses, corporate-level general and administrative expenses and distributions. We have three primary sources of capital for meeting our cash requirements:

•	proceeds from our public offerings, including our dividend reinvestment plan;

•	debt financings, including secured or unsecured facilities; and

•	cash flow generated by our real estate investments and operations.

For the nine months ended September 30, 2008, our cash needs for acquisitions have been met primarily by proceeds from our public equity offerings and debt financing while our operating cash needs have primarily been met through cash flow generated by our properties and investments. We believe that our current capital resources and cash flow from operations are sufficient to meet our liquidity needs for the foreseeable future.

We intend to continue making real estate investments using proceeds from our public offerings and funds available to us under our credit facilities and other permanent debt. We intend to refinance mortgage debt expiring in the near term with new mortgage financing or our revolving credit facility. We also intend to continue to pay distributions to our shareholders on a quarterly basis.

We have experienced and may continue to experience, delays between raising capital and acquiring real estate investments. Given the current state of the economy and state of the real estate markets, there are fewer quality assets being sold than were sold in the last few years.  We temporarily invest unused proceeds from our public offering in investments that typically yield lower returns when compared to our real estate investments, which may put downward pressure on our distributions in future periods.

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

Net cash provided by operating activities was $33.0 million and $15.8 million for the nine months ended September 30, 2008 and 2007, respectively. The increase is primarily due to operating cash flows from acquisitions during the past year. Our operating net cash flows are primarily the result of the net loss for the period partially offset by non-cash components of our net loss such as depreciation and amortization, equity in losses of unconsolidated entities, loss on derivative instruments and changes in operating accounts.

Cash Flows from Investing Activities

    During the nine months ended September 30, 2008, we had cash outflows of $521.5 million primarily related to our acquisition of four properties (including $97.9 million of related lease intangibles). During the nine months ended September 30, 2007, we made payments of $909.3 million related to our acquisitions of seven properties (including $72.1 million of related lease intangibles) and $86.9 million related to our additional investments in the Core Fund and our unconsolidated joint venture.

    As of September 30, 2008, we owned an approximate 28.7% non-managing general partner interest in the Core Fund, compared to the approximate 32.0% interest we owned at September 30, 2007. During the nine months ended September 30, 2008 and 2007, we received distributions from the Core Fund totaling $19.7 million and $17.9 million, respectively. The increase in distributions is due to an increase in distributable cash flow from the Core Fund as a result of its acquisitions during the past year.

    As of September 30, 2008, we owned an approximate 50% interest in HCB II River LLC, a joint venture with an affiliate of Hines. During the nine months ended September 30, 2008, respectively, we received distributions from HCB II River LLC totaling approximately $2.1 million, of which approximately $391,000 was recorded in cash flows from investing activities as it exceeded our equity in earnings of the joint venture.

   During the nine months ended September 30, 2008 and 2007, we had increases in restricted cash of $4.5 million and $3.5 million, respectively, related to certain escrows required by our mortgage agreements.

During the nine months ended September 30, 2008, we had cash inflows of $3.8 million (net of payments) for master leases entered into in connection with certain of our acquisitions. During the nine months ended September 30, 2007, we had cash outflows of $3.0 million (net of receipts) for master leases entered into in connection with certain of our acquisitions.

Cash Flows from Financing Activities

     Public Offerings

We offer shares of our common stock for sale through continuous public offerings, which provides us with the ability to raise capital on an ongoing basis. We raised $527.5 million in proceeds through our Initial Offering prior to its expiration on June 18, 2006. We raised $1.5 billion in proceeds through our Second Offering prior to its expiration on June 30, 2008.

We commenced our Third Offering on July 1, 2008, pursuant to which we are offering up to $3.5 billion in shares of common stock, including $500.0 million in shares of common stock under our dividend reinvestment plan.  As of September 30, 2008, we had raised $75.1 million in proceeds through the Third Offering.

  Payment of Offering and Other Costs and Expenses

In addition to making investments in accordance with our investment objectives, we used our capital resources to pay our Dealer Manager and our Advisor for services they provided to us during the various phases of our organization and operations. During the offering stage, we pay the Dealer Manager selling commissions and dealer manager fees, and during the Second Offering we reimbursed the Advisor for organizational and offering costs. See “Note 6 — Related Party Transactions” included elsewhere in this Form 10-Q for additional information regarding our advisory agreements and Dealer Manager agreements. As previously noted above, we are not obligated to pay organizational and offering costs related to the Third Offering, other than selling commissions and the dealer manager fee.

For the nine months ended September 30, 2008 and 2007, we paid the Dealer Manager selling commissions of $24.7 million and $46.8 million, respectively, and dealer manager fees of $8.3 million and $15.3 million, respectively. All such selling commissions and a portion of such dealer manager fees were reallowed by HRES to participating broker dealers for their services in selling our shares. Commissions and dealer manager fees paid during the nine months ended September 30, 2008 decreased, as compared to the nine months ended September 30, 2007, primarily as a result of a decrease in capital raised during the period.

During the nine months ended September 30, 2008 and 2007, the Advisor incurred internal organizational and offering costs related to the Second Offering totaling approximately $3.6 million and $5.1 million, respectively, and third-party offering costs of approximately $4.2 million and $6.9 million, respectively. During the nine months ended September 30, 2008 we made payments totaling $10.1 million for Second Offering organizational and offering costs, of which $10.0 million were reimbursements made to our Advisor. During the nine months ended September 30, 2007 we made payments totaling $15.4 million for Second Offering organizational and offering costs, of which $15.1 million were reimbursements made to our Advisor.

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

Subject to market conditions and other factors we may consider, we expect that our debt financing will generally be in the range of approximately 40 – 60% of management’s estimate of the aggregate value of our real estate investments. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, however, may be less than 40% or more than 60% of the value of such property or the value of the assets owed by such entity, depending on market conditions and other factors. In addition, depending on market conditions and other factors, we may choose not to use debt financing for our operations or to acquire properties. Our articles of incorporation limit our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our shareholders in our next quarterly report. As of September 30, 2008 and December 31, 2007, our debt financing was approximately 54% of the aggregate value of our real estate investments (including our pro rata share of the Core Fund’s real estate assets and related debt).

The following table includes all of our outstanding notes payable as of September 30, 2008 and December 31, 2007 (in thousands, except interest rates):

Description	Origination Date	Maturity Date	Interest Rate		Principal Outstanding at September 30, 2008		Principal Outstanding at December 31, 2007
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		90,649	(4)	90,039
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000		45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		183,084	(3)	193,686
The Prudential Insurance Company of
America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500		159,500
IXIS Real Estate Capital Inc. — Raytheon/
DirecTV Buildings	3/13/2008	12/5/2016	5.675	% (6)	52,664		—
New York State Teachers’ Retirement System — 2555 Grand	4/24/2008	5/1/2013	5.375	% (7)	86,000		—
New York State Teachers’ Retirement System — Williams Tower	5/29/2008	6/1/2013	5.500	% (8)	165,000		—

HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	% (2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	% (2)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550	% (2)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800	% (2)	48,000		48,000
HSH Nordbank — Seattle Design Center / 5th and Bell	8/14/2007	8/14/2017	6.0300	% (2)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/Minneapolis	12/20/2007	1/1/2013	5.700%		205,000		205,000
Office/Flex Portfolio
OTHER NOTES PAYABLE
Key Bank National Association — Revolving Credit Facility	9/9/2005	10/31/2009	Variable (1)		—		—
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		3,121	(5)	3,406
					$1,510,018		$1,216,631
__________

(1)
The revolving credit facility with KeyBank National Association (“KeyBank”) provides a maximum aggregate borrowing capacity of $250.0 million. Borrowings under the revolving credit facility are at variable interest rates based on LIBOR plus 125 to 200 basis points based on prescribed leverage ratios.

(2)
We entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate. See Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the risk of counterparty non-performance.

(3)
We entered into mortgage financing in connection with our acquisition of Atrium on Bay. The mortgage agreement provides for an interest only loan with a principal amount of $190.0 million Canadian dollars. This amount was translated to U.S. dollars at a rate of $0.9636 as of September 30, 2008.

(4)
This mortgage is an interest-only loan in the principal amount of $91.0 million, which we assumed in connection with our acquisition of Airport Corporate Center. At the time of acquisition, the fair value of this mortgage was estimated to be $88.5 million, resulting in a premium of $2.5 million. The premium is being amortized over the term of the mortgage.

(5)	Note with Citicorp Vendor Finance Ltd. Related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $0.9636 as of September 30, 2008.

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

We are not aware of any instances of noncompliance with financial covenants as of September 30, 2008.

      Advances from Affiliates

Certain costs and expenses associated with our organization and public offerings have been paid by our Advisor on our behalf. See “Financial Condition, Liquidity and Capital Resources — Payment of Offering Costs and Other Expenses” above for a discussion of our repayment of these costs and expenses.

To the extent that our operating expenses in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of Net Income (as defined in our Articles of Incorporation), our Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold, unless our independent directors determine that such excess was justified. For the quarter ended September 30, 2008, we did not exceed this limitation.

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

From July 1, 2006 through April 30, 2008, we declared distributions (as authorized by our board of directors) equal to $0.00170959 per share, per day. We increased the dividend rate to $0.00175233 per share, per day for the months of May through November 2008. The distributions declared were authorized and set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends.

Aggregate distributions declared to our shareholders and minority interests related to the nine months ended September 30, 2008 were $87.1 million. The amount of our distributions is based on funds generated by the operations of our real estate investments. The table below summarizes the funds generated by the operations of our real estate investments for the nine months ended September 30, 2008, including items that management considers in evaluating the performance of our real estate investments and determining the amount of distributions to shareholders and minority interests, and a reconciliation of such non-GAAP financial measture to our net loss for the period (in thousands):

Revenues	$244,256
Expenses
Property operating expenses, real property taxes and property management fees	(102,336)
Interest expense, net of interest income	(58,592)
General and administrative expenses	(4,637)
Cash asset management fees	(8,943)
Other
Master lease rents (1)	5,760
Non-cash components of revenues and expenses (2)	(11,903)
Equity in losses of unconsolidated entities as adjusted for non-cash components (3)	24,239
Provision for income taxes	(1,191)
Total	86,653

Reconciliation to Net Loss:
Depreciation and amortization	(90,485)
Loss on derivative instruments and foreign currency transactions (4)	(11,196)
Organizational and offering expenses (5)	(3,647)
Acquisition fees (5)	(3,018)
Participation Interest expense (6)	(11,962)
Income allocated to minority interests	(2,191)
Other non-cash components of net loss (7)	(24,475)
Net Loss	$(60,321)
__________

1)
Includes master lease rent related to master leases entered into in conjunction with certain asset acquisitions. In accordance with GAAP, these rents are not included in rental revenue; however, we consider this rent in determining the amount of distributions to our shareholders and minority interests.

2)
Includes non-cash components of revenue such as straight-line rent adjustments of $(12.8) million, amortization of lease incentives of $2.7 million and out-of-market lease amortization of $(3.9) million as well as non-cash components of expenses such as amortization of deferred financing costs of $1.2 million and other non-cash components of approximately $820,000.

3)
Represents net equity in losses of our unconsolidated entities of $6.4 million offset by approximately $30.6 million of depreciation and amortization and other non-cash components such as those described in Note 2 above.

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

In conjunction with our condensed consolidated financial statements, we believe this analysis provides our shareholders with a clear description of how our management evaluates the performance of our real estate investments and determines the amount of distributions to our shareholders and minority interests.  For the nine months ended September, 30, 2008, funds generated from the operations of our real estate investments were approximately $459,000 less than our distributions; therefore, we used operating cash flows in excess of distributions from prior periods to fund this amount.

Results of Operations

Property-level Operating Results

We owned 20 properties directly that were 95% leased as of September 30, 2008 compared to 15 properties that were 93% leased as of September 30, 2007. The following table presents the property-level revenues and expenses for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. Same-store properties for the nine months ended September 30, 2008 include all properties owned as of January 1, 2007 as well as the Laguna Buildings, which were acquired on January 3, 2007. Revenues and expenses for properties acquired after January 3, 2007 are included in “Recent Acquisitions.” Same-store properties for the three months ended September 30, 2008 and 2007 include all properties owned as of July 1, 2007. All amounts are in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2008	2007	$		%
Property revenues
Same-store properties	$42,315	$40,526		$1,789	4.4%
Recent acquisitions	46,587	9,161		37,426	408.6%
Total property revenues	$88,902	$49,687		$39,215	78.9%

Property expenses (1)
Same-store properties	$32,429	$35,179		$(2,750)	(7.8)%
Recent acquisitions	37,676	7,479		30,197	403.7%
Total property expenses	$70,105	$42,658		$27,447	64.3%

	Nine Months Ended September 30,		Change
	2008	2007	$		%
Property revenues
Same-store properties	$85,269	$83,968		$1,301	1.5%
Recent acquisitions	158,987	33,672		125,315	372.2%
Total property revenues	$244,256	$117,640		$126,616	107.6%

Property expenses (1)
Same-store properties	$65,107	$68,099		$(2,992)	(4.4)%
Recent acquisitions	127,714	28,414		99,300	349.5%
Total property expenses	$192,821	$96,513		$96,308	99.8%

_________

(1)	Property expenses include property operating expenses, real property taxes, property management fees, depreciation and amortization of real estate assets.

As indicated above, revenues and expenses from our same-store properties remained fairly constant with a slight trend upward between both periods presented as compared to those from our recent acquisitions. Specifically, the margin of property revenues in excess of property expenses for same-store properties increased from 13.2% to 23.4% for the three months ended September 30, 2008 as compared to the same period in 2007. In addition, the margin of property revenues in excess of property expenses for same-store properties increased from 18.9% to 23.6% for the nine months ended September 30, 2008 as compared to the same period in 2007. The primary reason for these increased margins is decreased amortization of intangible lease assets at one of our properties as a result of a tenant’s lease expiration.

Otherwise, increases in total revenues and property-level expenses between the periods presented are primarily the result of acquisitions made. We expect to continue raising capital through our public offerings and to utilize these proceeds in the acquisitions of additional properties. As a result of these future potential acquisitions and our recent acquisitions having less than a full period of operations, our results of operations for the three and nine months ended September 30, 2008 are not indicative of what we expect our results of operations to be in future periods.

Our Interest in the Core Fund

As of September 30, 2008, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 91% leased. By comparison, we owned a 32.0% interest in the Core Fund as of September 30, 2007, which held interests in 23 properties that were 92% leased.

Our equity in losses related to our investment in the Core Fund for the nine months ended September 30, 2008 and 2007 was $8.0 million and $6.9 million, respectively. The increase is related to the net loss of the Core Fund, which increased to $26.2 million from $21.0 million, primarily as a result of depreciation and amortization resulting from recent acquisitions.

Our equity in losses related to our investment in the Core Fund for the three months ended September 30, 2008 and 2007 was $3.0 million and $5.0 million, respectively. The decrease is related to the net loss of the Core Fund, which decreased to $9.9 million from $15.4 million, primarily as a result of accelerated depreciation resulting from a property commencing a redevelopment in 2007. See “Financial Condition, Liquidity and Capital Resources – Cash Flows from Investing Activities” for additional information regarding our distributions received from the Core Fund.

Our Interest in HCB II River LLC

As of September 30, 2008, we owned a 50% non-managing interest in HCB II River LLC. Our equity in earnings related to our investment in HCB II River LLC for the three and nine months ended September 30, 2008 was approximately $694,000 and $1.7 million, respectively. For the three and nine months ended September 30, 2008, HCB II River LLC had net income of $1.4 million and $3.3 million, respectively, on revenues of $2.2 million and $6.3 million, respectively.

Our equity in losses related to our investment in HCB II River LLC for the three and nine months ended September 30, 2007 was approximately $58,000. For the three and nine months ended September 30, 2007, HCB II River LLC had a net loss of $145,000, on revenues of $1.6 million.

Asset Management and Acquisition Fees

Asset management fees earned by our Advisor for the nine months ended September 30, 2008 and 2007 were $17.9 million and $11.3 million, respectively. Asset management fees for the three months ended September 30, 2008 and 2007 were $6.2 million and $4.8 million, respectively. The increases in asset management fees reflect the fact that we have a larger portfolio of assets under management. Average net equity invested in real estate for the nine months ended September 30, 2008 and 2007 was $1.6 billion and $1.0 billion, respectively. Average net equity invested in real estate for the three months ended September 30, 2008 and 2007 was $1.7 billion and $1.3 billion, respectively.

Acquisition fees for the nine months ended September 30, 2008 and 2007 were $6.0 million and $10.7 million, respectively. There were no acquisition fees incurred during the three months ended September 30, 2008 since no acquisitions were completed during that period. Acquisition fees for the three months ended September 30, 2007 were $6.1 million.

These amounts include both the cash portion of the fees payable to our Advisor as well as the corresponding increase in the Participation Interest. See “Note 6 — Related Party Transactions” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of the Participation Interest.

General and Administrative Expenses

General and administrative expenses were $4.6 million and $3.0 million, respectively, for the nine months ended September 30, 2008 and 2007 and approximately $1.5 million and $839,000, respectively, for the three months ended September 30, 2008 and 2007. These costs include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. The increases in general and administrative expenses during the periods are primarily due to increased audit fees, increased costs of shareholder communications and transfer agent fees resulting from growth in our shareholder base and additional costs related to compliance with the Sarbanes-Oxley Act of 2002.

Gain/Loss on Derivative Instruments

During the years ended December 31, 2007 and 2006, we entered into several forward interest rate swap transactions with HSH Nordbank. These swap transactions were entered into as economic hedges against the variability of future interest rates on our variable interest rate borrowings with HSH Nordbank. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007. See Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the risk of counterparty non-performance.

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

The table below contains additional information regarding our derivative instruments (all amounts are in thousands):

Description	Increase (Decrease) in Fair Value	Transaction Fees	Foreign Currency Gain (Loss)	Gain (Loss) on Derivative Instruments, net

Quarter Ended September 30, 2008	$(10,530)	—	—	$(10,530)
Quarter Ended September 30, 2007	$(21,252)	—	—	$(21,252)

Nine Months Ended September 30, 2008	$(11,194)	—	—	$(11,194)
Nine Months Ended September 30, 2007	$(5,613)	$(731)	$939	$(5,405)

   See “Critical Accounting Policies – Derivative Instruments” for further discussion regarding the valuation of our derivatives.

Gain on Foreign Currency Transactions

During the nine months ended September 30, 2008 and 2007, certain of our subsidiaries which own Atrium on Bay, our property located in Toronto, Ontario, had transactions denominated in currencies other than their functional currency (CAD). In these instances, transactions are remeasured into the functional currency using the exchange rate in effect on the date of the transaction. We recorded a loss of approximately $2,000 in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2008 as a result of such foreign currency transactions. In addition, we recorded a gain of approximately $134,000 in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007 as a result of such foreign currency transactions.

Interest Expense

Interest expense was $61.1 million and $32.0 million, respectively, for the nine months ended September 30, 2008 and 2007 and $22.2 million and $12.1 million, respectively, for the three months ended September 30, 2008 and 2007. The increase in interest expense during the periods is primarily due to increased borrowings used to fund our acquisitions of directly-owned properties as our weighted-average interest rate has not changed significantly. Average debt outstanding during the nine months ended September 30, 2008 and 2007 was $1.4 billion and $696.8 million, respectively. Average debt outstanding during the three months ended September 30, 2008 and 2007 was $1.5 billion and $814.2 million, respectively.

Interest Income

Interest income was $2.5 million and $4.2 million, respectively, for the nine months ended September 30, 2008 and 2007 and approximately $903,000 and $1.3 million, respectively, for the three months ended September 30, 2008 and 2007. The decreases in interest income are primarily due to a decrease in interest rates earned on cash held in short-term investments during delays between raising capital and acquiring real estate investments. These decreases are slightly offset by property-level increases in interest income as a result of our recent acquisitions.

The average interest rate we earned on univested proceeds during the nine months ended September 30, 2008 and 2007, was 3.0% and 5.2%, respectively. The average interest rate we earned on univested proceeds during the three months ended September 30, 2008 and 2007 was 2.6% and 5.2%, respectively.

 Income Taxes

The provision for income taxes for the nine months ended September 30, 2008 and 2007 was approximately $1.2 million and $580,000, respectively.  The provision for income taxes for the three months ended September 30, 2008 and 2007 was approximately $726,000 and $247,000, respectively. Income tax expense recorded by the Company is primarily comprised of a provision for Canadian income taxes and a provision for the Texas margin tax.

    Income Allocated to Minority Interests

As of September 30, 2008 and 2007, Hines REIT owned a 97.4% and a 97.8% interest in the Operating Partnership, respectively, and affiliates of Hines owned the remaining 2.6% and 2.2% interests, respectively. We allocated income of approximately $2.2 million and $680,000 to minority interests for the nine months ended September 30, 2008 and 2007, respectively. In addition, we allocated income of approximately $816,000 and $286,000 to minority interests for the three months ended September 30, 2008 and 2007, respectively.

    Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer manager fees, asset and property management fees, construction management fees, reimbursement of certain organizational and offering costs, and reimbursement of certain operating costs. We also own Williams Tower, which is managed by Hines. Hines and its affiliates lease 9% of the rentable area of Williams Tower. See “Note 6 — Related Party Transactions” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of September 30, 2008 and December 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Denver Industrial/Flex Portfolio

On October 3, 2008, we entered into a contract to acquire the Denver Industrial/Flex Portfolio (“Denver Industrial/Flex Portfolio”), a group of industrial/flex buildings located throughout southeast Denver, Colorado. The Denver Industrial/Flex Portfolio consists of 484,737 square feet of rentable area that is 94% leased. The contract purchase price of the Denver Industrial/Flex Portfolio is expected to be $66.5 million, exclusive of transaction costs, financing fees and working capital reserves. In connection with this acquisition, we are assuming three loans totaling $35.8 million. This acquisition is expected to be completed during the fourth quarter of 2008. There can be no assurance that this transaction will be completed.

Weingarten Grocery-Anchored Portfolio

         On November 13, 2008, we acquired a 70% interest in a joint venture with Weingarten Reality Investors (NYSE:WRI) (“Weingarten”).  Concurrently, the joint venture entered into an agreement to acquire a portfolio of grocery-anchored retail centers owned by Weingarten (the “Weingarten Portfolio”) for approximately $271.4 million.  The Weingarten Portfolio includes 12 retail properties anchored by grocery stores located in Texas, Georgia, Tennessee, Florida and North Carolina and consists of approximately 1.5 million square feet of rentable area that is 96% leased. The initial closing included eight properties for approximately $205.1 million. We funded our portion (approximately $49.7 million) of equity required for the initial closing with proceeds from our public offerings.  In addition to its 30% share of the joint venture equity, Weingarten provided $134.0 million of debt financing in the form of 6% preferred equity.  $100.0 million of the preferred equity will be redeemed once the joint venture closes on its third-party debt financing, which is currently expected to occur before December 31, 2008.  The closing of the remaining four properties will be consummated upon the finalization of their respective loan assumptions.  Weingarten will continue to manage the properties for the joint venture.

Shareholder Redemptions

For the months of September and October 2008, in accordance with our share redemption plan, we redeemed 1.3 million common shares and made corresponding payments (on October 1 and November 3, 2008, respectively) totaling $12.8 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares. We recorded a $3.9 million liability for the shares redeemed in October. See “Note 2 – Redemption of Common Stock” included elsewhere in this Form 10-Q for additional information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks relating to changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are exposed to both interest rate risk and foreign currency exchange rate risk.

As mentioned previously, debt capital has become less available and more expensive as financial institutions and lenders have become capital constrained and lenders and credit rating agencies have tightened underwriting standards. As our existing debt is either fixed rate debt or floating rate debt with a fixed spread over LIBOR, we do not believe that our current portfolio is materially impacted by the current debt market environment. However, should the reduced availability of debt and/or the increased cost of borrowings continue, either by increases in the index rates or by increases in lender spreads, we will need to consider such factors in the evaluation of future acquisitions. For example, during 2007, we borrowed $893.2 million through various secured permanent financing vehicles at a weighted average interest rate of 5.62%. If, in the future, interest rates of these secured permanent financing vehicles increase by 1.0% and we obtained the same level of financing as in 2007, we would incur additional interest charges of $8.9 million annually. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.

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

As of September 30, 2008, we had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.2505% to 6.0300%.

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate swap agreements. In the event of non-performance by our counterparty, we would be subject to the variability of interest rates on approximately $520.0 million of variable rate debt to which our outstanding interest rate swaps relate.
We are exposed to foreign currency exchange rate variations resulting from our subsidiaries located in Toronto, Ontario and Rio de Janeiro, Brazil. As of September 30, 2008, $6.8 million of accumulated other comprehensive income related to our international subsidiaries is included in our consolidated statement of shareholders’ equity. Based on the Company’s current operational strategies, management does not believe that variations in the foreign currency exchange rates pose a significant risk to our consolidated results of operations or financial position.

Item 4T.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Other than those described below, no change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

During the three months ended September 30, 2008, we continued the implementation of an upgrade to our financial and accounting systems and a new enterprise-wide accounting and lease management system for Hines. We anticipate this implementation will be completed by the end of 2008. This new software has affected many aspects of our accounting and financial systems and procedures and has resulted in significant changes to our internal controls. The implementation of these systems upgrades had a material impact on our internal control over financial reporting, but these upgrades were not implemented in response to an identified significant control deficiency or material weakness. We believe that these changes have improved and strengthened our overall system of internal control.

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

PART II – OTHER INFORMATION

Item 1A.   Risk Factors.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

  The Federal Deposit Insurance Corporation, or FDIC, only insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose any amount of our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

We have no other material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On August 25, 2008, we issued 1,000 shares to George A. Davis, Thomas A. Hassard, Stanley D. Levy and Paul Murphy Jr. in conjunction with their re-election to our board as independent directors. These restricted shares were issued pursuant to our Employee and Director Incentive Share Plan and without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. During the three months ended September 30, 2008, we did not sell or issue any other equity securities that were not registered under the Securities Act.

The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2008 to July 30, 2008	666,815	$9.68	666,815	11,700,193
August 1, 2008 to August 31, 2008	857,709	9.68	857,709	11,263,479
September 1, 2008 to September 30, 2008	421,454	9.68	421,454	11,176,363
Total	1,945,978	$9.68	1,945,978
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

Item 4.  Submission of Matters to a Vote of Security Holders.

        Our annual meeting of shareholders was held on August 25, 2008.  Management proposals 1 and 2 were approved.  The results are as follows:

Proposal 1

The following directors were re-elected at the meeting to serve a one-year term as directors:

	For	Against	Authority Withheld or Abstained from Voting
Jeffrey C. Hines	88,541,972	—	2,082,001
C. Hastings Johnson	88,527,682	—	2,096,292
Charles M. Baughn	88,555,608	—	2,068,366
George A. Davis	88,525,521	—	2,098,453
Thomas A. Hassard	88,549,687	—	2,074,287
Stanley D. Levy	88,536,369	—	2,087,605
Paul B. Murphy Jr	88,532,308	—	2,091,666

Proposal 2

Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2008.

For	Against	Authority Withheld or Abstained from Voting
88,417,824	581,189	1,624,961

Item 6.   Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HINES REAL ESTATE INVESTMENT TRUST, INC.

November 14, 2008                                                                                 By:  /s/ CHARLES N. HAZEN
                                                                                                      Charles N. Hazen
  President and Chief Executive Officer

November 14, 2008                                                                                 By:  /s/ SHERRI W. SCHUGART
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

31.1	*	—	Certification.
31.2	*	—	Certification.
32.1	*	—
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

__________

*	Filed herewith