Form 10-K
period 2008-12-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2009-03-31
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50805
_______________

HINES REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	20-0138854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5000	77056-6118
Houston, Texas	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(888) 220-6121

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001

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

The registrant had 215,386,613 shares of common stock outstanding as of March 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2009 annual meeting of shareholders are incorporated by reference in Part III.

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

Item 1.  Business

General Description of Business and Operations

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT”), was formed by Hines Interest Limited Partnership (“Hines”) on August 5, 2003 primarily for the purpose of engaging in the business of investing in and owning interests in real estate. Hines REIT has invested and intends to continue to invest primarily in institutional-quality office properties located throughout the United States. As of December 31, 2008, we owned direct and indirect investments in 59 properties. These properties consisted of 45 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, four industrial properties in Brazil and a portfolio of eight grocery-anchored shopping centers located across four states (the “Grocery-Anchored Portfolio”). These properties contain, in the aggregate, 30.7 million square feet of leasable space. Hines REIT may also invest in other real estate investments including, but not limited to, loans and ground leases. Hines REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of Hines REIT’s current and future business is and will be conducted through Hines REIT Properties, L.P. (the “Operating Partnership”). We refer to Hines REIT, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines REIT or the Company as required by the context in which such pronoun is used.

We make investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through our investment in Hines US Core Office Fund LP (the “Core Fund”) in which we own a 28.7% non-managing general interest. The Core Fund is a partnership organized in August 2003 by Hines to invest in existing “core” office properties in the United States that Hines believes are desirable long-term “core” holdings. We also own a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and we own a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate.  Please see “Item 2. Properties” in this report for additional information about the properties in our portfolio.

We have no employees. Our business is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us and our Advisor. As compensation for these services, we pay our Advisor asset management, acquisition and debt financing fees and we reimburse certain of the Advisor’s expenses in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,750 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Acquisition and Investment Policies

We invest primarily in institutional-quality office properties located throughout the United States. We believe that there is an ongoing opportunity to create stable cash returns and attractive total returns by employing a strategy of investing primarily in a diversified portfolio of office properties over the long term. We believe that this strategy can help create stable cash flow and capital appreciation potential if the office portfolio is well-selected and well-diversified in number and location of properties, and the office properties are consistently well-managed. These types of properties are generally located in central business districts or suburban markets of major metropolitan cities. Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We intend to continue to invest in properties which will be diversified by location, lease expirations and tenant industries. In addition, we have invested or may invest in other real estate investments including, but not limited to, properties outside of the United States, non-office properties, loans and ground leases.

We believe there are also other significant opportunities for real estate investments that currently exist in other markets outside of the United States. Some of this real estate is located in developed markets such as the United Kingdom, Germany and France, while other real estate investment opportunities are located in emerging or maturing markets such as Brazil, Mexico, Russia and China. We believe that investing in international properties that meet our investment policies and objectives could provide additional diversification and enhanced investment returns to our real estate portfolio. Our international properties include a mixed-used office and retail complex in Canada and four industrial properties in Brazil.

We may continue to invest in real estate directly by owning 100% of such assets or indirectly by owning less than 100% of such assets through investments with other investors or joint venture partners, including other Hines-affiliated entities. We anticipate that we will fund our future acquisitions primarily with proceeds raised from our current public offering (the “Third Offering”) and potential follow-on offerings, as well as with proceeds from debt financings. All of our investment decisions are subject to the approval of a majority of our board of directors, and specifically a majority of our independent directors if an investment involves a transaction with Hines or any of its affiliates.

Financing Strategy and Policies

We expect that once we have fully invested the proceeds of our public offerings, our debt financing, or the debt financing of entities in which we invest, will approximate 40%-60% of the aggregate value of our real estate investments. When available, financing for future acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. Additionally, the amount of debt placed on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors. Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties.

Additionally, we have and may continue to enter into interest rate swap contracts as economic hedges against the variability of future interest rates on variable interest rate debt.

We had debt financing in an amount equal to approximately 55% of the estimated value of our direct and indirect real estate investments as of December 31, 2008, consisting primarily of outstanding loans under secured mortgage financings. The estimated value of each property was based on the most recent appraisals available or the purchase price, in the case of recent acquisitions.

Distribution Objectives

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our shareholders. We intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common shares in excess of the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code.

We declare distributions to our shareholders as of daily record dates and aggregate and pay such distributions quarterly. From January 1, 2007 through April 30, 2008, with the authorization of our board of directors, we declared distributions equal to $0.00170959 per share, per day. From May 1, 2008 through December 31, 2008, we declared distributions equal to $0.00175233 per share, per day. Additionally, we have declared distributions equal to $0.00175233 per share, per day for the period from January 1, 2009 through April 30, 2009.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2004. In addition, the Core Fund has invested in properties through other entities that have elected to be taxed as REITs. Our management believes that we and the applicable entities in the Core Fund are organized and operate, and intend to continue operating, in such a manner as to qualify for treatment as REITs. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2008, 2007 and 2006 in the accompanying consolidated financial statements.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,750 employees located in 68 cities across the United States and 16 foreign countries allows it to better identify investment opportunities for us and more effectively operate our real estate assets. However, competition may increase our cost of acquisitions or operations, lower our occupancy or rental rates or increase the level of inducements we offer to tenants.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. No tenant represented more than 10% of our consolidated rental revenue for the year ended December 31, 2008.

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

Investment Risks

There is currently no public market for our common shares, and we do not intend to list the shares on a stock exchange. Therefore, it will likely be difficult for shareholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The price of our common shares maybe adjusted to a price less than the price shareholders paid for their shares.

There is no public market for our common shares, and we do not expect one to develop. We have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit the ability of our shareholders to sell their shares. We have a share redemption program, but it is limited in terms of the amount of shares that may be redeemed annually. Our board of directors may also limit, suspend or terminate our share redemption program upon 30 days’ written notice. It may be difficult for shareholders to sell their shares promptly or at all. If shareholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay selling commissions, the dealer-manager fee and acquisition fees in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that shareholders will be able to sell their shares, whether pursuant to our share redemption program or otherwise, without incurring a substantial loss. We cannot assure shareholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, shareholders should consider our common shares as illiquid and a long-term investment and should be prepared to hold their shares for an indefinite length of time. Further, the price of our shares may be adjusted periodically to reflect changes in the net asset value of our assets as well as changes in fees and expenses and therefore future adjustments may result in an offering price lower than the price shareholders paid for their shares and a redemption price lower than our current redemption price. We reduced the price of our shares and our redemption price effective March 1, 2009.

Our shareholders’ ability to have their shares redeemed is limited under our share redemption program, and if shareholders are able to have their shares redeemed, it may be at a price that is less than the price paid for and the then-current market value of the shares.

Even though our share redemption program may provide shareholders with a limited opportunity to redeem their shares after they have held them for a period of one year, shareholders should understand that our share redemption program contains significant restrictions and limitations. The Company will redeem shares to the extent our board of directors determines we have sufficient available cash to do so subject to the annual and monthly limitations on the number of shares we can redeem set forth in our share redemption program. Further, if at any time all tendered shares are not redeemed, shares will be redeemed on a pro rata basis. The Company may, but is not required to, utilize all sources of cash flow not otherwise dedicated to a particular use to meet shareholders’ redemption needs, including proceeds from our dividend reinvestment plan or securities offerings, operating cash flow not intended for distributions, borrowings and capital transactions such as asset sales or financings. Our board of directors reserves the right to amend, suspend or terminate the share redemption program at any time in its discretion upon 30 days’ written notice. As of December 31, 2008 shares were redeemed at a price of $9.68 per share. Beginning March 1, 2009, shares will be redeemed at a price of $9.15 per share. However, our board of directors may change the redemption price from time to time upon 30 days’ written notice based on the then-current estimated net asset value of our real estate portfolio at the time of the adjustment and such other factors as it deems appropriate, including the then-current offering price of our shares (if any), our then- current dividend reinvestment plan price and general market conditions. The methodology used in determining the redemption price is subject to a number of limitations and to a number of assumptions and estimates which may not be accurate or complete. The redemption price may not be indicative of the price our shareholders would receive if our shares were actively traded, if we were liquidated or if they otherwise sold their shares. Therefore, shareholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or at a price that reflects the then-current market value of their shares.

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

If our assets decrease in value, the value of an investment in our shares may likewise decrease, and shareholders could lose some or all of their investment.

We have invested a significant percentage of our total current investments, and we may make additional investments, in the Core Fund. Because of our current and possible future Core Fund investments, it is likely that Hines affiliates will retain significant control over a significant percentage of our investments even if our independent directors remove our Advisor.

While a majority of our independent directors may remove our Advisor upon 60 days’ written notice, our independent directors cannot unilaterally remove the managing general partner of the Core Fund, which is also an affiliate of Hines. We have substantial investments in the Core Fund and may invest a significant amount of the proceeds received from our Third Offering in the Core Fund. Because of our current Core Fund investments and because our ability to remove the managing general partner of the Core Fund is limited, it is likely that an affiliate of Hines will maintain a substantial degree of control over a significant percentage of our investments despite the removal of our Advisor by our independent directors. Any additional investments by us in the Core Fund will contribute to this risk. In addition, our ability to redeem any investment we hold in the Core Fund is limited. Please see “— Business and Real Estate Risks — Our ability to redeem all or a portion of our investment in the Core Fund is subject to significant restrictions” for more information regarding our ability to redeem any investments in the Core Fund.

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

We will pay substantial compensation to Hines, the Advisor and their affiliates, which may be increased or decreased during our public offerings by our independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments payable to Hines, the Advisor and their affiliates may increase or decrease during our public offerings if such increase or decrease is approved by our independent directors.

If we are only able to sell a small number of shares in our Third Offering, our fixed operating expenses such as general and administrative expenses (as a percentage of gross income) would be higher than if we are able to sell a greater number of shares.

We incur certain fixed operating expenses in connection with our operations, such as costs incurred to secure insurance for our directors and officers, regardless of our size. To the extent we sell fewer than the maximum number of shares we have registered in connection with our Third Offering and any future offerings and therefore are unable to make additional investments which could increase our gross income, these expenses will represent a greater percentage of our gross income and, correspondingly, will have a greater proportionate adverse impact on our ability to pay distributions to our shareholders.

Hines REIT’s interest in the Operating Partnership will be diluted by the Participation Interest in the Operating Partnership held by HALP Associates Limited Partnership and an interest in Hines REIT may be diluted if we issue additional shares.

Hines REIT owned a 97.3% general partner interest in the Operating Partnership as of December 31, 2008. An affiliate of Hines, HALP Associates Limited Partnership, owns a Participation Interest in the Operating Partnership, which was issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. This interest in the Operating Partnership, as well as the number of shares into which it may be converted, increases on a monthly basis. As of December 31, 2008, the percentage interest in the Operating Partnership attributable to the Participation Interest was 2.2% and such interest was convertible into 4.5 million common shares, subject to the fulfillment of certain conditions. The Participation Interest will increase to the extent leverage is used because the use of leverage will allow the Company to acquire more assets. Each increase in this interest will dilute our shareholders’ indirect investment in the Operating Partnership and, accordingly, reduce the amount of distributions that would otherwise be payable to our shareholders in the future.

Additionally, shareholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, shareholders may experience dilution of their equity investment if we:

•
sell shares in our public offerings, including those issued pursuant to the dividend reinvestment plan and shares issued to our officers and directors or employees of the Advisor and its affiliates under our Employee and Director Incentive Share Plan;

•	sell securities that are convertible into shares, such as interests in the Operating Partnership;

•	issue shares in a private offering;

•	issue common shares to the Advisor or affiliates in exchange for any cash fees they may agree to defer;

•	issue common shares upon the exercise of options granted to our independent directors, or employees of the Company or the Advisor; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

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

We may issue preferred shares or separate classes or series of common shares, which could adversely affect the holders of our common shares.

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

We are not registered as an investment company under the Investment Company Act of1940, and therefore we will not be subject to the requirements imposed on an investment company by such Act. Similarly, the Core Fund is not registered as an investment company.

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

We have received an opinion from our counsel, Greenberg Traurig, LLP, dated June 25, 2008 that is based on certain assumptions and representations and taking into consideration our current assets and the percentage which could be deemed “investment securities,” as of the date of the opinion, we were not an investment company.

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

We are Hines’ only publicly-offered investment program and one of Hines’ first REITs. Hines’ previous programs and investments were conducted through privately-held entities not subject to the up-front commissions, fees or expenses associated with our public offerings or all of the laws and regulations that govern us, including reporting requirements under the federal securities laws, and tax and other regulations applicable to REITs. A significant portion of Hines’ other programs and investments also involve development projects. Although we are not prohibited from participating in development projects, we currently do not expect to participate in significant development activities. We are also the first program sponsored by Hines with investment objectives permitting the making and purchasing of loans and participations in loans, and Hines does not have significant experience making such investments.

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

In the event that we have a concentration of properties in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area investment in the Company will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.  For example, based on our pro-rata share of the market value of the properties in which we owned interests as of December 31, 2008, approximately 12% of our portfolio consists of properties located in Los Angeles, 12% of our portfolio consists of properties located in Chicago and 10% of our portfolio consists of properties located in Houston. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets or industries. Please see “Item 2. Properties — Market Concentration and — Industry Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and the company will be subject to a greater risk to the extent that our tenants are not diversified by industry.  Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Economic Update” in this report.

Delays in purchasing properties with proceeds received from our public offerings may result in a lower rate of return to investors.

We expect to continue to conduct public offerings on a “best efforts” basis. Our ability to locate and commit to purchase specific properties with the proceeds raised from public offerings will be partially dependent on our ability to raise sufficient funds for such acquisitions, which is difficult to predict. We may be substantially delayed in making investments due to delays in the sale of our common shares, delays in negotiating or obtaining the necessary purchase documentation, delays in locating suitable investments, the need to use offering proceeds to fund shareholder redemption requests or other factors. We expect to invest proceeds we receive from our public offerings in short-term, highly-liquid investments until we use such funds in our operations and we do not expect the income we earn on these temporary investments will be substantial. Therefore, delays in investing proceeds we raise from our public offerings could impact our ability to generate cash flow for distributions.

If we purchase assets at a time when the commercial real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

Over the last several years, the commercial real estate market attracted a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, resulted in inflated purchase prices for such assets. We and the Core Fund purchased assets in this environment, and therefore, we are subject to the risks that the value of assets acquired in that environment may not appreciate or may decrease significantly below the amount we paid for such assets. This could cause the value of our shareholders’ investments in our Company to be lower. The appraisals obtained as of December 31, 2008 showed a reduced net asset value from the appraisals obtained as of March 31, 2008.

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

We cannot assure shareholders that we will be able to continue paying distributions to our shareholders at our historical per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. In our initial quarters of operations, the distributions we received from the Core Fund and our net cash flow provided by or used in operating activities (before the payments of cash acquisition fees to our Advisor, which we fund with net offering proceeds) were insufficient to fund our distributions to shareholders and minority interests. As a result, our Advisor advanced funds to us to enable us to partially fund our distributions, and our Advisor has deferred, and in some cases forgiven, the reimbursement of such advances. As of December 31, 2008, other than with respect to amounts previously forgiven, we have reimbursed our Advisor for these advances. Our Advisor is under no obligation to advance funds to us in the future or to defer or waive fees in order to support our distributions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions.”

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

We expect to acquire additional properties in the future, which could subject us to risks associated with owning and/or managing new properties.

We expect to acquire interests in additional properties in the future. We also expect that the Core Fund may acquire properties in the future. The acquisition of properties, or interests in properties by us or the Core Fund, will subject us to risks associated with owning and/or managing new properties, including tenant retention and tenant defaults of lease obligations. Specific examples of risks that could relate to acquisitions include:

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

•
that such partners or co-investors may be in controlling positions and/or may be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

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

The Core Fund co-owns several buildings together with certain independent pension plans and funds (the “Institutional Co-Investors”) that are advised by General Motors Investment Management Corporation (the “Institutional Co-Investor Advisor”). Each entity formed to hold these buildings is required to redeem the interests held by the Institutional Co-Investors in such entity at dates ranging from March 22, 2010 to May 1, 2019. Additionally, the Institutional Co-Investor Advisor is entitled to co-investment rights for real estate assets in which the Core Fund invests. For each asset in which Institutional Co-Investors acquire interests pursuant to the Institutional Co-Investor Advisor’s co-investment rights, the Core Fund will establish a three-year period ending no later than the twelfth anniversary of the date the asset is acquired during which the entity through which those Institutional Co-Investors co-invest in such asset will redeem such Institutional Co-Investors’ interests in such entity, unless the Institutional Co-Investors elect to extend such period. The Institutional Co-Investor Advisor also has certain buy/sell rights in entities in which the Institutional Co-Investors have co-invested with the Core Fund. Additionally, certain other investors in the Core Fund have rights to seek redemption of their interest in the Core Fund under certain circumstances.

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

  The Federal Deposit Insurance Corporation, or FDIC, only insures amounts up to $250,000 per depositor per insured bank, which amount will be reduced to $100,000 effective January 1, 2010. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose any amount of our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Our success will be dependent on the performance of Hines as well as key employees of Hines.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the discovery and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and our Advisor have broad discretion when identifying, evaluating and making investments with the proceeds of our public offerings.

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

We expect that rental income from real property will, directly or indirectly, constitute substantially all of our income. The inability of a single major tenant or a number of smaller tenants to meet their rental obligations could adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing mortgages we may own. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of the current leases. The weakening of the financial condition of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations.

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

Unfavorable changes in economic conditions could adversely impact occupancy or rental rates

Unfavorable economic conditions may significantly affect office building occupancy or rental rates. Declining or lower occupancies and rental rates in the markets in which we operate, in turn, may have a material adverse impact on our cash flows, operating results and carrying value of investment property. The risks that may affect conditions in these markets include the following:

•	Changes in the national, regional and local economic climates;

•	Local conditions, such as an oversupply of office space or a reduction in demand for office space in the area;

•	Economic downturns which simultaneously affect more than one of our geographical markets;

•	Increased operating costs, if these costs cannot be passed through to tenants.

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

Terrorist attacks may negatively affect our operations and an investment in our shares. Such attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Hines has historically owned and managed office properties, generally in major metropolitan or suburban areas. We have also invested and expect that we will continue to invest in such properties. For example, the Core Fund owns interests in properties located in New York City and Washington, D.C. We and the Core Fund also own properties in the central business districts of other major metropolitan cities. Insurance risks associated with potential acts of terrorism against office and other properties in major metropolitan areas could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. We intend to obtain terrorism insurance, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. Terrorism insurance may not be available at a reasonable price or at all.

The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or our shareholders’ investment.

More generally, any of these events could result in increased volatility in or damage to, the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Our revenues will be dependent upon payment of rent by tenants, which may be particularly vulnerable to uncertainty in the local economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to our shareholders.

Our operations will be directly affected by general economic and regulatory factors we cannot control or predict.

Risks of investing in real estate include the possibility that our properties could further decrease in value or will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. A significant number of the properties in which we own an interest and expect to acquire are office buildings located in major metropolitan or suburban areas. These types of properties, and the tenants that lease space in such properties, may be impacted to a greater extent by a national economic slowdown or disruption when compared to other types of properties such as residential and retail properties. The following factors may affect income from such properties, our ability to sell properties and yields from investments in properties and are generally outside of our control:

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

The commercial real estate debt markets have recently been adversely affected by certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. Additionally, the deteriorating economic environment continues to have an adverse impact on real estate fundamentals which has led to declining property values. These factors, among others, have resulted in lenders decreasing the availability of debt financing as well as increasing the cost of debt financing. As our existing debt is either fixed rate debt or floating rate debt with a fixed spread over LIBOR, we do not believe that our current portfolio is materially impacted by the current debt market environment. However, should the reduced availability of debt and/or the increased cost of borrowings continue, either by increases in the index rates or by increases in lender spreads, we will need to include such factors in the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.

In addition, the state of debt markets have had an impact on the overall amount of capital investing in real estate which has resulted in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it has negatively impacted the current value of our existing assets and could make it more difficult for us to sell any of our investments if we were to determine to do so.

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

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to avoid such characterization and to take advantage of certain safe harbors under the Code, we may determine to hold our properties for a minimum period of time, generally two years.

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

If we do not establish sufficient reserves for working capital to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, it may be more difficult for us to attract or retain tenants to such properties or the amount of rent we are able to charge at such properties may decrease.

We are subject to additional risks from our international investments.

We own a mixed-use office and retail complex in Toronto, Ontario and have direct and indirect interests in four industrial properties in Brazil. We may purchase additional properties located outside the United States and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

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

Our investments outside the United States are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity.

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

As with our office properties, we are subject to the risk that tenants of our retail properties may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

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

Other than the rights described in the “Conflicts of Interest — Investment Opportunity Allocation Procedure” section of our current prospectus, we do not have rights to specific investment opportunities located by Hines. In addition, our right to participate in the allocation process described in such section will terminate once we have fully invested the proceeds of our Third Offering or if we are no longer advised by an affiliate of Hines. For investment opportunities not covered by the allocation procedure described herein, Hines will decide in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated programs, how to allocate such opportunities among us, Hines and other programs or entities sponsored or managed by or otherwise affiliated with Hines. Because we do not have a right to accept or reject any investment opportunities before Hines or one or more Hines affiliates have the right to accept such opportunities, and are otherwise subject to Hines’ discretion as to the investment opportunities we will receive, we may not be able to review and/or invest in opportunities which we would otherwise pursue if we were the only program sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other entities or programs sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other entities or programs, we may not be offered favorable investment opportunities located by Hines when it would otherwise be in our best interest to accept such investment opportunities and our results of operations and ability to pay distributions may be adversely impacted thereby.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2008, we owned direct and indirect investments in 59 properties. These properties consisted of 45 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, four industrial properties in Brazil and a portfolio of eight grocery-anchored shopping centers located throughout the United States. These properties contain, in the aggregate, 30.7 million square feet of leasable space, and we believe each property is suitable for its intended purpose. The following tables provide summary information regarding the properties in which we owned interests as of December 31, 2008.

Direct Investments
Property	City	Date Acquired/ Acquisition Cost	Leasable Square Feet	Percent Leased	Our Effective Ownership(1)
321 North Clark	Chicago, Illinois	04/2006; $247.3	885,664	99%	100%
Distribution Park Araucaria	Curitiba, Brazil	12/2008; $32.7(2)	459,587	100%	100%
Citymark	Dallas, Texas	08/2005; $27.8	220,079	96%	100%
4055/4055 Corporate Drive	Dallas, Texas	05/2008; $42.8	643,429	100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007; $289.6	1,247,782	89%	100%
345 Inverness Drive	Denver, Colorado	12/2008; $25.7	175,287	100%	100%
Arapahoe Business Park	Denver, Colorado	12/2008; $40.8	309,450	93%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008; $120.0	550,579	100%	100%
Watergate Tower IV	Emeryville, California	12/2006; $144.9	344,433	100%	100%
Williams Tower	Houston, Texas	05/2008; $271.5	1,480,623	95%	100%
2555 Grand	Kansas City, Missouri	02/2008; $155.8	595,607	100%	100%
One Wilshire	Los Angeles, California	08/2007; $287.0	661,553	99%	100%
3 Huntington Quadrangle	Melville, New York	07/2007; $87.0	407,731	87%	100%
Airport Corporate Center	Miami, Florida	01/2006; $156.8	1,021,397	90%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007; $87.0	766,039	85%	100%
3400 Data Drive	Rancho Cordova, California	11/2006; $32.8	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006; $99.0	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007; $118.0	464,701	100%	100%
1515 S Street	Sacramento, California	11/2005; $66.6	348,881	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005; $59.8	253,141	95%	100%
Distribution Park Elouveira	Sao Paolo, Brazil	12/2008; $40.4(2)	534,794	100%	100%
Distribution Park Vinhedo	Sao Paolo, Brazil	12/2008; $41.8(2)	609,474	100%	100%
Seattle Design Center	Seattle, Washington	06/2007; $56.8	390,684	89%	100%
5th and Bell	Seattle, Washington	06/2007; $72.2	197,135	100%	100%
Atrium on Bay	Toronto, Ontario	02/2007; $215.5(3)	1,077,961	98%	100%
Total for Directly-Owned Properties			14,047,027	95%

Indirect Investments

Core Fund
One Atlantic Center	Atlanta, Georgia	07/2006; $305.0	1,100,312	82%	23.27%
The Carillon Building	Charlotte, North Carolina	07/2007; $140.0	470,942	97%	23.27%
Charlotte Plaza	Charlotte, North Carolina	06/2007; $175.5	625,026	96%	23.27%
One North Wacker	Chicago, Illinois	03/2008; $540.0	1,373,754	98%	23.27%
Three First National Plaza	Chicago, Illinois	03/2005; $245.3	1,420,118	92%	18.62%
333 West Wacker	Chicago, Illinois	04/2006; $223.0	845,210	94%	18.57%
One Shell Plaza	Houston, Texas	05/2004; $228.7	1,230,395	100%	11.64%
Two Shell Plaza	Houston, Texas	05/2004; $123.1	565,467	97%	11.64%
425 Lexington Avenue	New York, New York	08/2003; $358.6	700,034	100%	11.67%
499 Park Avenue	New York, New York	08/2003; $153.1	288,722	100%(9)	11.67%
600 Lexington Avenue	New York, New York	02/2004; $91.6	285,605	93%	11.67%
Renaissance Square	Phoenix, Arizona	12/2007; $270.9	965,508	89%	23.27%
Riverfront Plaza	Richmond, Virginia	11/2006; $277.5	951,421	100%	23.27%
Johnson Ranch Corporate Centre	Roseville, California	05/2007; (4)	179,990	64%	18.57%
Roseville Corporate Center	Roseville, California	05/2007; (4)	111,418	91%	18.57%
Summit at Douglas Ridge	Roseville, California	05/2007; (4)	185,128	78%	18.57%
Olympus Corporate Centre	Roseville, California	05/2007; (4)	191,494	40%	18.57%
Douglas Corporate Center	Roseville, California	05/2007; (4)	214,606	78%	18.57%
Wells Fargo Center	Sacramento, California	05/2007; (4)	502,365	98%	18.57%

Property	City	Date Acquired/ Acquisition Cost	Leasable Square Feet	Percent Leased	Our Effective Ownership(1)
525 B Street	San Diego, California	08/2005; $116.3	446,737	81%	23.27%
The KPMG Building	San Francisco, California	09/2004; $148.0	379,328	100%	23.27%
101 Second Street	San Francisco, California	09/2004; $157.0	388,370	91%(10)	23.27%
720 Olive Way	Seattle, Washington	01/2006; $83.7	300,710	94%	18.57%
1200 19th Street	Washington, D.C.	08/2003; $69.4	328,154(5)	28%	11.67%
Warner Center	Woodland Hills, California	10/2006; $311.0	808,274	90%	18.57%
Total for Core Fund Properties			14,859,088	91%(11)

Grocery-Anchored Portfolio
Bellaire Boulevard Center	Bellaire, Texas	11/2008; (6)	35,081	100%	70%
Champions Village	Houston, Texas	11/2008; (6)	404,820	92%	70%
King’s Crossing	Kingwood, Texas	11/2008; (6)	126,397	97%	70%
Oak Park Village	San Antonio, Texas	11/2008; (6)	64,287	100%	70%
Cherokee Plaza	Atlanta, Georgia	11/2008; (6)	99,751	100%	70%
University Palms Shopping Center	Oviedo, Florida	11/2008; (6)	99,172	99%	70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008; (6)	228,496	92%	70%
Mendenhall Commons	Memphis, Tennessee	11/2008; (6)	79,871	97%	70%
Total for Grocery-Anchored Portfolio			1,137,875	95%

Other
Distribution Park Rio(7)	Rio de Janeiro, Brazil	07/2007; $53.7(8)	693,115	99%	50%
Total for All Properties			30,737,105	93% (12)
__________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2008, Hines REIT owned a 97.3% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.7% interest in the Operating Partnership. In addition, we owned an approximate 28.7% non-managing general partner interest in the Core Fund as of December 31, 2008. The Core Fund does not own 100% of its properties; its ownership interest in its properties ranges from 40.6% to 81.1%.

(2)
These three properties were purchased in a single transaction for an aggregate purchase price of 269.9 million BRL. These amounts were translated using the currency exchange rate in effect as of the date of acquisition.

(3)	This amount was converted from 250.0 million CAD using the currency exchange rate in effect as of the date of acquisition.

(4)	These properties were purchased as part of a portfolio that included six properties for a purchase price of $490.2 million.

(5)	This square footage amount includes three floors which are being added to the building and are currently under construction. The construction is expected to be completed in April 2009.

(6)	These properties were purchased as part of a portfolio that included eight properties for a purchase price of $205.1 million.

(7)
We own a 50% indirect interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil, through a joint venture with Hines Calpers Brazil (“HCB”), an affiliate of Hines. We formed the joint venture in June 2007 with an initial investment of $28.9 million.

(8)	This amount was converted from 103.7 million BRL using the currency exchange rate in effect as of the date of acquisition.

(9)
On December 16, 2008, Dreier LLP, a law firm tenant that leased 101,604 square feet of space at 499 Park Avenue, filed for bankruptcy.  On February 18, 2009, the U.S. Bankruptcy court rejected the lease effective January 31, 2009, thus terminating the lease. This tenant has stopped paying rent and will have completely vacated this space by the end of March 2009.  However, the leased percentage included in this table treats this space as leased as of December 31, 2008.  Assuming that the Dreier space was treated as vacant, the percentage leased at this property would have been approximately 65% as of December 31, 2008.

(10)
On October 28, 2008, a law firm tenant that leased 145,158 square feet of space at 101 Second Street, Thelen LLP, dissolved its business.  Thelen LLP ceased paying rent after October 31, 2008 and has vacated the space.  In connection with its wind-up and dissolution on January 10, 2009, Thelen agreed to a new short-term lease and is occupying two floors, or 37,592 square feet of space, through March 31, 2009 (after which it is expected to completely vacate the space).  However, the leasing percentage included in this table treats this space as leased as of December 31, 2008.  Assuming that the Thelen space was treated as vacant, the percentage leased at this property would have been approximately 54% as of December 31, 2008.

(11)	Assuming the changes described in notes 9 and 10 above, the Core Fund's properties would have been approximately 90% leased as of December 31, 2008.

(12)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 95%

Lease Expirations

Directly-Owned Properties

The following table lists, on an aggregate basis, all of the scheduled lease expirations for each of the years ending December 31, 2009 through December 31, 2018 and thereafter for the 25 properties we owned directly as of December 31, 2008. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area
Vacant	—	633,527	4.6%
2009	98	1,112,777	8.0%
2010	103	864,844	6.2%
2011	91	1,006,490	7.2%
2012	60	1,546,290	11.1%
2013	63	3,641,413	26.1%
2014	32	732,604	5.3%
2015	20	569,847	4.1%
2016	17	758,727	5.4%
2017	17	561,146	4.0%
2018	18	1,201,974	8.6%
Thereafter	9	1,312,890	9.4%

Indirectly-Owned Properties

The following table lists all of the scheduled lease expirations for each of the years ending December 31, 2009 through December 31, 2018 and thereafter for the 34 properties in which we owned an indirect interest as of December 31, 2008. The table shows the approximate leasable square feet represented by the applicable lease expirations and assumes we own a 100% interest in each of the properties:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area
Vacant	—	1,380,943	8.3%
2009	203	1,636,245	9.8%
2010	135	1,170,056	7.0%
2011	131	1,471,822	8.9%
2012	116	1,791,160	10.8%
2013	103	2,566,018	15.4%
2014	49	807,818	4.9%
2015	30	2,190,091	13.2%
2016	24	442,338	2.7%
2017	21	493,318	3.0%
2018	18	1,093,051	6.6%
Thereafter	32	1,563,062	9.4%

All Properties

The following table lists our pro-rata share of the scheduled lease expirations for each of the years ending December 31, 2009 through December 31, 2018 and thereafter for all of the properties in which we owned an interest as of December 31, 2008. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet(1)	Percent of Total Leasable Area(1)
Vacant	—	924,219	5.2%
2009	301	1,544,571	8.6%
2010	238	1,241,977	6.9%
2011	222	1,343,791	7.5%
2012	176	2,010,402	11.2%
2013	166	4,412,956	24.7%
2014	81	917,385	5.1%
2015	50	921,587	5.2%
2016	41	846,749	4.7%
2017	38	660,405	3.7%
2018	36	1,451,736	8.1%
Thereafter	41	1,626,144	9.1%
__________

(1)	These amounts represent our pro-rata share based on our effective ownership in each of the properties as of December 31, 2008.

Market Concentration

The following table provides a summary of the market concentration of our portfolio based on our pro-rata share (unless otherwise noted) of the market value of each of the properties in which we owned interests as of December 31, 2008. The estimated value of each property is based on the most recent appraisals available or the purchase price, in the case of recent acquisitions:

Market	Market Concentration: Directly-Owned Properties	Market Concentration: Indirectly-Owned Properties(1)	Market Concentration: All Properties
Los Angeles, California	16%	6%	12%
Chicago, Illinois	9%	21%	12%
Houston, Texas	10%	11%	10%
Seattle, Washington	12%	2%	9%
Dallas, Texas	12%	—	9%
San Francisco, California	7%	7%	7%
Toronto, Ontario	8%	—	6%
Sacramento, California	3%	8%	5%
New York, New York	2%	18%	4%
Miami, Florida	6%	—	4%
Kansas City, Missouri	6%	—	4%
Atlanta, Georgia	—	6%	2%
Minneapolis, Minnesota	3%	—	2%
Sao Paulo, Brazil	3%	—	2%
Charlotte, North Carolina	—	5%	2%
Denver, Colorado	2%	—	2%
Richmond, Virginia	—	5%	2%
Phoenix, Arizona	—	4%	2%
Curitiba, Brazil	1%	—	1%
Memphis, Tennessee	—	1%	1%
Rio de Janeiro, Brazil	—	1%	1%
San Diego, California	—	2%	1%
Washington, D.C.	—	3%	*
Orlando, Florida	—	*	*
San Antonio, Texas	—	*	*
__________

*	Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investments in the Core Fund, the Grocery-Anchored Portfolio and our joint venture in Brazil as of December 31, 2008. These amounts assume we own a 100% interest in each of the properties.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share (unless otherwise noted) of their leased square footage as of December 31, 2008.

Industry	Industry Concentration: Directly-Owned Properties	Industry Concentration: Indirectly-Owned Properties(1)	Industry Concentration: All Properties
Manufacturing	25%	3%	20%
Finance and Insurance	14%	27%	16%
Legal	12%	28%	14%
Information	13%	3%	11%
Government	6%	3%	5%
Grocery-Anchored Retail	—	7%	5%
Professional Services	4%	5%	4%
Oil & Gas/Energy	3%	8%	3%
Transportation and Warehousing	2%	4%	3%
Health Care	4%	1%	3%
Real Estate	3%	2%	2%
Accounting	2%	5%	2%
Wholesale Trade	3%	*	2%
Construction	2%	1%	2%
Other Services	2%	*	2%
Other	1%	1%	2%
Arts, Entertainment and Recreation	2%	*	2%
Administrative and Support Services	1%	1%	1%
Retail	1%	1%	1%
__________

*	Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investments in the Core Fund, the Grocery-Anchored Portfolio and our joint venture in Brazil as of December 31, 2008. These amounts assume we own a 100% interest in each of the properties.

2008 Direct Acquisitions

During 2008, we acquired direct interests in nine properties for $771.5 million in aggregate, which contain 5.4 million square feet of net rentable area. Set forth below is certain additional information about each of these acquisitions.

2555 Grand

On February 29, 2008, we acquired 2555 Grand, a 24-story office building located in the Crown Center submarket of Kansas City, Missouri. 2555 Grand was constructed in 2003 that is 100% leased to Shook, Hardy & Bacon L.L.P, an international law firm, under a lease that expires in February 2024.

Raytheon/DIRECTV Buildings

On March 13, 2008, we acquired the Raytheon/DirecTV Buildings, a complex consisting of two eleven-story office buildings located in the South Bay submarket of El Segundo, California. Raytheon Company, a defense and aerospace systems supplier, leased 100% of the rentable area under a lease that expired in December 2008. DirecTV, a satellite television provider, subleased 205,202 square feet, or approximately 37% of the buildings’ rentable area, under a lease that expired in December 2008. Raytheon has executed a lease for 345,377 square feet, or approximately 63% of the buildings’ rentable area, which commenced January 1, 2009, and expires on December 31, 2018. DirecTV has executed a lease for 205,202 square feet, or approximately 37% of the buildings’ rentable area, which commenced January 1, 2009, and expires on December 31, 2013.

Williams Tower

On May 1, 2008, we acquired Williams Tower, a 65-story office building located in the Galleria/West Loop submarket of Houston, Texas. Williams Companies and its subsidiaries, a natural gas pipe line operator, leases 287,253 square feet or approximately 19% of the building’s rentable area, under a lease that expires in March 2014 and contains options to renew for three additional five-year periods. Black Box Network Services (formerly known as NextiraOne, LLC) a telecommunications infrastructure provider, leases 186,777 square feet or approximately 12% of the building’s rentable area, under a lease that expired in March 2009. The remaining rentable area is leased to 48 tenants, none of which leases more than 10% of the building’s rentable area. In addition, our headquarters is located in Williams Tower and Hines and its affiliates lease space in Williams Tower. In the aggregate, Hines and its affiliates lease 9% of the building’s net rentable area.

4050/4055 Corporate Drive

On May 22, 2008, we acquired 4050/4055 Corporate Drive, a two-building industrial complex located in the DFW Trade Center submarket of Dallas, Texas. Kay Chemicals, a chemical manufacturer, leases 241,068 square feet or approximately 37% of the building’s rentable area, under a lease that expires in January 2013. FleetPride Corporation, a distributor of heavy-duty truck and trailer replacement parts, leases 200,000 square feet or approximately 31% of the building’s rentable area, under a lease that expires in December 2013. Verizon Communications, Inc., a broadband and wireless communication provider, leases 96,517 square feet or approximately 15% of the building’s rentable area, under a lease that expires in October 2012. John H. Harland/Harland Clarke, a print products and software provider for the financial services industry, leases 83,282 square feet or approximately 13% of the building’s rentable area, under a lease that expires in March 2012. The remaining rentable area is leased to a single tenant who leases less than 10% of the building’s rentable area.

Distribution Parks Araucaria, Elouveira and Vinhedo

On December 15, 2008, we acquired Distribution Parks Araucaria, Elouveira and Vinhedo, three industrial properties located in Curitiba and Sao Paolo, Brazil. DHL-Exel, a Brazilian market leader in air transport, logistics and international express deliveries, leases 100% of the portfolio’s net rentable area in four leases. The first lease for 609,474 square feet or approximately 38% of the portfolio’s net rentable area expires in June 2013.  The second lease for 459,587 square feet or approximately 29% of the portfolio’s net rentable area, expires in May 2013.  The third lease 336,017 square feet or approximately 21% of the portfolio’s net rentable area, expires in May 2013. The final lease for 198,777 square feet or approximately 12% of the portfolio’s net rentable area, expires in August 2011.

345 Inverness Drive and Arapahoe Business Parks

On December 30, 2008, we acquired the 345 Inverness Drive and Arapahoe Business Parks, two office/flex properties, located in Denver, Colorado.  Vistar Corporation, a wholesale and specialty foods distributor, leases 48,677 square feet or approximately 10% of the properties’ net rentable area, under a lease that expires in June 2018. Nestle - USA, a global food and beverage producer, leases 46,504 square feet or approximately 10% of the properties’ net rentable area, under a lease that expires in October 2012. The remaining rentable area is leased to 19 tenants, none of which leases more than 10% of the properties’ net rentable area.

2008 Indirect Acquisitions

One North Wacker

On March 31, 2008, the Core Fund acquired One North Wacker, a 51-story office building located in the West Loop submarket of the central business district of Chicago, Illinois. UBS, a financial institution, leases 452,049 square feet or approximately 33% of the building’s rentable area, under a lease that expires in September 2012. PriceWaterhouseCoopers, an accounting firm, leases 278,901 square feet or approximately 20% of the building’s rentable area, under a lease that expires in October 2013. Citadel, a financial institution, leases 161,488 square feet or approximately 12% of the building’s rentable area, under a lease that expires in August 2012. The remaining lease space is leased to 26 tenants, none of which leases more than 10% of the building’s rentable area.

Grocery-Anchored Portfolio Acquisition

On November 13, 2008, we acquired a 70% interest in a joint venture with a subsidiary of Weingarten Realty Investors (“Weingarten”). Concurrently, the joint venture entered into an agreement to acquire a portfolio of grocery-anchored retail centers owned by Weingarten for $271.4 million.  This portfolio includes 12 retail properties anchored by grocery stores located in Texas, Georgia, Tennessee, Florida and North Carolina and consists of approximately 1.5 million square feet of rentable area that is 96% leased. The initial closing included eight properties for approximately $205.1 million. In addition to its 30% share of the joint venture equity, Weingarten provided $134.0 million of financing in the form of 6% preferred equity.  $100.0 million of the preferred equity was redeemed when the joint venture closed on its $100.0 million mortgage financing from New York Life Insurance Company on December 19, 2008. The mortgage loan agreement provides for an interest-only loan and is secured by mortgages or deeds of trust and related assignments and security interests in the initial eight properties owned by the joint venture. The borrowing matures on January 10, 2014 and bears interest at a rate of 6.0%.  As of the date of this report, the joint venture closed on the remaining four properties and assumed four additional mortgage loans totaling $34.6 million.  Weingarten will continue to manage this portfolio for the joint venture.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 20, 2009, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related ShareholderMatters and Issuer Redemption of Equity Securities

Market Information

As of March 20, 2009, we had 215,386,613 common shares outstanding, held by a total of approximately 53,000 shareholders. The number of shareholders is based on the records of our registrar and transfer agent. There currently is no established public trading market for our common shares and we do not expect one to develop. We have a share redemption program, but it is limited in terms of the number of shares that may be redeemed monthly and annually. Our board of directors may also limit, suspend or terminate our share redemption program upon 30 days’ written notice. During 2008, we redeemed 1.8 million shares under this program at $9.52 per share and 4.3 million shares at $9.68 per share. In addition, we redeemed 4.4 million shares at $9.68 per share from January 1, 2009 through February 28, 2009 and 2.3 million shares at $9.15 per share in March 2009.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of our common shares, we are required pursuant to National Association of Securities Dealers, Inc. (“NASD”) Rule 2710(f)(2)(M) to disclose in each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor has agreed to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares is deemed to be $10.08 per share as of January 2009. Our deemed estimated per share value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements.

The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.08 per share through arms-length transactions. Our offering price was determined by our board of directors in January 2009. The determination by our board of directors of the offering price currently being used in the Third Offering was subjective and was primarily based on (i) the estimated per share net asset value of the Company as determined by our management at the time the determination was made, plus (ii) the commissions and dealer-manager fees associated with the Third Offering. Our management estimated the per-share net asset value of the Company using valuations of our real estate assets and notes payable as of December 31, 2008, which were determined by independent third parties (except for assets acquired within the last year for which we used aggregate cost). Management estimated the values of our other assets and liabilities as of December 31, 2008. In addition, our board of directors also considered our historical and anticipated results of operations and financial condition, our current and anticipated distribution payments, yields and offering prices of other real estate companies we deem to be substantially similar to us, our current and anticipated capital and debt structure, and our management’s and Advisor’s recommendations and assessment of our prospects and expected execution of our investment and operating strategies.

The valuations of our real estate assets and notes payable, as well as the methodology utilized by our management in estimating our per-share net asset value, were based on a number of assumptions and estimates which may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per-share valuation, and no attempt was made to value Hines REIT as an enterprise.

The redemption price we offer in our share redemption program is $9.15 per share as of the date of this report and therefore $10.08 per share does not reflect the amount a shareholder would currently receive under our share redemption program. Likewise, the offering price of our shares may not be indicative of the price our shareholders would receive if they sold our shares outside of our share redemption program, if our shares were actively traded or in the case of a liquidation. Because the estimated per share net asset value of the Company was increased by certain fees and costs associated with the Third Offering, the proceeds received from a liquidation of our assets would likely be substantially less than the current offering price of our shares. As a result, we expect that, in the absence of other factors affecting the value of our properties, our aggregate net asset value would be less than the aggregate proceeds of our offerings and the offering price may not be the best indicator of the value of shares purchased as a long term income producing investment. Because there is no public market for our shares, any sale of our shares would likely be at a substantial discount. Please see “Item 1A. Risk Factors — Investment Risks — There is currently no public market for our common shares, and we do not intend to list the shares on a stock exchange. Therefore, it will likely be difficult for shareholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount.”

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year in an amount equal to at least 90% of our net ordinary taxable income (capital gains are not required to be distributed). Historically, we have declared distributions to shareholders as of daily record dates and aggregated and paid such distributions quarterly. For the period from January 2007 through April 2008, we declared distributions equal to $0.00170959 per share, per day. For the period from May 2008 through December 2008, we declared distributions equal to $0.00175233 per share, per day. Additionally, we have declared distributions equal to $0.00175233 per share, per day for the period from January 1, 2009 through April 30, 2009.

Our board of directors began authorizing us to declare distributions in November 2004, after we commenced business operations. We have declared distributions monthly and aggregated and paid such distributions quarterly. We intend to continue this distribution policy for so long as our board of directors decides this policy is in the best interests of our shareholders. We have made the following quarterly distributions to our shareholders and minority interests for the years ended December 31, 2008 and 2007:

Distribution for the Quarter Ended	Date Paid	Total Distribution
		(In thousands)
2008
December 31, 2008	January 2, 2009	$32,990
September 30, 2008	October 1, 2008	$31,773
June 30, 2008	July 1, 2008	$29,002
March 31, 2008	April 15, 2008	$26,337
2007
December 31, 2007	January 16, 2008	$24,923
September 30, 2007	October 15, 2007	$23,059
June 30, 2007	July 20, 2007	$18,418
March 31, 2007	April 16, 2007	$14,012

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

For the year ended December 31, 2008, approximately 32.7% of the distributions paid were taxable to the investor as ordinary taxable income and approximately 67.3% were treated as return of capital for federal income tax purposes. For the year ended December 31, 2007, approximately 46% of the distributions paid were taxable to the investor as ordinary taxable income and approximately 54% were treated as return of capital for federal income tax purposes. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions” in this report.

Recent Sales of Unregistered Securities

Under the terms of our Employee and Director Incentive Share Plan, on April 1, 2008, we issued 353.5 restricted common shares to Paul B. Murphy, Jr. in conjunction with his election to our board as an independent director as of that date. Additionally, on August 25, 2008, 1,000 restricted common shares were granted to each of our independent directors, Messrs. George A. Davis, Thomas A. Hassard, Stanley D. Levy and Paul B. Murphy, Jr. Such shares were granted without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

Shares Authorized for Issuance under Equity Compensation Plans

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—	n/a	10,000,000
Equity compensation plans not approved by security holders	—	n/a	—
Total	—	n/a	10,000,000

Share Redemption Program

For so long as our shares are not listed on a national securities exchange or included for quotation on a national securities market, we expect to offer a share redemption program to our shareholders. Our board of directors may terminate, suspend or amend our share redemption program at any time upon 30 days’ written notice. Our board may also determine to reduce or eliminate redemptions at any time because they determine that there is not sufficient cash available to fully redeem shares under the share redemption program or that available cash is needed for other purposes. To the extent our board determines that we have sufficient cash available for redemptions, we may redeem shares presented for cash, provided that the number of shares we may redeem under the program during any calendar year may not exceed, as of the date we commit to any redemption, 10% of our shares outstanding as of the same date in the prior calendar year. Generally, shareholders must hold their shares for at least one year before they may participate in our share redemption program; however, in the event of the death or disability of a shareholder, we may waive the one-year holding period requirement as well as the annual limitation on the number of shares that will be redeemed. Beginning with shares redeemed in March 2009, monthly share redemptions pursuant to the Company’s share redemption program will be limited to 1/12th of 10% of the Company’s shares outstanding as of the prior calendar year-end; provided, however, that the board of directors retains the right to redeem additional shares if, in its sole discretion, it determines that it is in the best interests of the Company to do so based on available cash flow and other factors.  In no event during any calendar year will the number of shares the Company redeems exceed, as of the date of any such redemption, 10% of the Company’s shares outstanding as of the same date in the prior calendar year.

The current redemption price for our shares, which is subject to adjustment by our board of directors at any time on 30 days’ notice, is $9.15 per share. This price became effective for shares redeemed on or after March 1, 2009. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Subsequent Events” in this report.

Issuer Redemptions of Equity Securities

The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
January 1, 2008 to January 31, 2008	594,685	$9.52	594,685	8,031,511
February 1, 2008 to February 29, 2008	194,961	9.52	194,961	8,303,834
March 1, 2008 to March 31, 2008	197,441	9.52	197,441	8,719,503
April 1, 2008 to April 30, 2008	401,289	9.52	401,289	9,177,697
May 1, 2008 to May 31, 2008	403,548	9.52	403,548	10,572,242
June 1, 2008 to June 30, 2008	4,320	9.52	4,320	11,922,361
July 1, 2008 to July 31, 2008	666,815	9.68	666,815	11,700,193
August 1, 2008 to August 31, 2008	857,709	9.68	857,709	11,263,479
September 1, 2008 to September 30, 2008	421,454	9.68	421,454	11,176,363
October 1, 2008 to October 31, 2008	408,999	9.68	408,999	11,176,834
November 1, 2008 to November 30, 2008	943,173	9.68	943,173	10,547,029
December 1, 2008 to December 31, 2008	1,006,744	9.68	1,006,744	9,839,782
Total	6,101,138		6,101,138
__________

(1)
We may redeem shares under the program so long as the total number of shares redeemed during the calendar year does not exceed, as of the date of the redemption, 10% of our shares outstanding on the same date during the prior year. For the year ended December 31, 2008, all shareholder requests for redemptions were fully funded. Beginning with shares redeemed in March 2009, monthly share redemptions pursuant to our share redemption program will be limited to 1/12th of 10% of the Company’s shares outstanding as of the prior calendar year-end. Our share redemption plan has been in effect since June 2004 and has no definitive expiration date. However, the plan may be suspended or terminated at the discretion of the board of directors.

Item 6.  Selected Financial Data

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Operating Data:
Revenues	$333,698	$179,576	$63,930	$6,247	$—
Depreciation and amortization	$122,798	$68,151	$22,478	$3,331	$—
Asset management and acquisition fees	$42,012	$29,939	$17,559	$5,225	$818
Organizational and offering expenses, net of reversal(1)	$3,741	$7,583	$5,760	$(6,630)	$14,771
General and administrative expenses, net(2)	$5,991	$4,570	$2,819	$494	$618
Loss before income taxes, (income) loss allocated to minority interests and equity in earnings (losses) of unconsolidated entities, net	$(146,415)	$(85,306)	$(38,919)	$(2,392)	$(16,549)
Provision for income taxes	$(2,512)	$(1,068)	$—	$—	$—
(Income) loss allocated to minority interests	$(3,065)	$(1,266)	$429	$635	$6,541
Equity in earnings (losses) of unconsolidated entities, net	$(13,416)	$(8,288)	$(3,291)	$(831)	$68
Net loss	$(165,408)	$(87,640)	$(38,490)	$(1,757)	$(10,008)
Basic and diluted loss per common share	$(0.90)	$(0.70)	$(0.79)	$(0.16)	$(60.40)
Distributions authorized per common share(3)	$0.64	$0.62	$0.61	$0.60	$0.06
Weighted average common shares outstanding — basic and diluted	183,776	125,776	48,468	11,061	166
Balance Sheet Data:
Total investment property(4)	$2,374,007	$1,798,924	$677,564	$117,878	$—
Investment in unconsolidated entities	$364,374	$361,157	$307,553	$118,575	$28,182
Total assets	$3,280,437	$2,703,623	$1,213,662	$297,334	$30,112
Long-term obligations	$1,691,335	$1,273,596	$498,989	$77,922	$409

(1)
Based on actual gross proceeds raised in the initial offering, we were not obligated to reimburse the Advisor for certain organizational and offering costs that were previously accrued by us. Accruals of these costs were reversed in our financial statements during the year ended December 31, 2005.

(2)	During the year ended December 31, 2005, the Advisor forgave $1.7 million, which was previously advanced to us for certain corporate-level general and administrative expenses.

(3)	The Company paid its first distributions in January 2005 related to distributions declared for the period from November 23, 2004 through December 31, 2004.

(4)
The Company has revised the presentation of investment property to exclude the value associated with leases in place at the time an investment property is acquired as shown in the condensed consolidated balance sheet to be consistent with a majority of others in the industry. As a result, certain reclassifications have been made to the consolidated balance sheets as of December 31, 2007, 2006 and 2005 to be consistent with the 2008 presentation.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested and continue to invest in real estate to satisfy our primary investment objectives, including: preserving invested capital, paying regular cash distributions and achieving some capital appreciation of our assets over the long term. We make investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through our investment in the Core Fund. As of December 31, 2008, we owned direct and indirect investments in 59 properties. These properties consisted of 45 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, four industrial properties in Brazil and a portfolio of eight grocery-anchored shopping centers located throughout the United States.

Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We expect to continue to focus primarily on investments in institutional-quality office properties located in the United States (whether as direct investments or as indirect investments through the Core Fund or otherwise). However, we also intend to continue to pursue other real estate investments that we believe will satisfy our long-term primary objectives of preserving invested capital and achieving some capital appreciation over the long term, in addition to providing regular cash distributions to our shareholders. To achieve these objectives, we intend to invest in properties which will be diversified by location, lease expirations and tenant industries. In the future, our investments may include additional investments outside of the United States, investments in additional non-office properties, non-core or development investments, loans, ground leases and investments in other joint ventures.

In order to provide capital for these investments, we sold shares to the public through our initial public offering (the “Initial Offering”) and our second public offering  (the “Second Offering”), the latter of which terminated on June 30, 2008. On July 1, 2008, we commenced our third public offering (the “Third Offering”) pursuant to which we are offering a maximum of $3.5 billion in common shares. We intend to continue raising significant amounts of capital through our Third Offering prior to its expiration on July 1, 2010, although we are permitted to terminate that offering prior to such date.

Economic Update

The financial markets continue to experience adverse impact from the credit crisis and global recession. Economic indicators deteriorated significantly in the fourth quarter of 2008 and there is uncertainty as to how severe the current recession will be as well as how long it will be before a recovery begins.  The current economic downturn will continue to have an adverse effect on real estate market fundamentals, including tenant demand, overall occupancies, leasing velocity, rental rates, subletting and tenant defaults.  We expect that these conditions will negatively impact our operations and, depending on the length and depth of the current recession, may limit our ability to maintain our current level of distributions to shareholders.  We are proactively managing our portfolio in an effort to minimize the negative impacts during this time.  As with most commercial real estate, our portfolio of assets is not immune to a recessionary economy. However, due to the quality and diversification of our portfolio, we believe that our portfolio is relatively well positioned to limit the negative impact from this down cycle.

To date, our portfolio has not experienced significant direct effects resulting from the events in the financial markets. As of December 31, 2008, our portfolio was 95% leased to a diverse tenant base over a variety of industries, with approximately 16% leased to several companies in the financial and insurance industries and approximately 14% leased to several companies in the legal industry. Our portfolio has no direct exposure to AIG or Lehman Brothers and very limited exposure to certain troubled individual tenants in the finance and insurance industries. Included in our portfolio at December 31, 2008 are several tenants who have sought bankruptcy protection. Leases to these tenants comprise approximately 0.5% of the leasable square feet in our portfolio based on our effective ownership interests in our properties. We believe we have recorded adequate reserves against receivables from these tenants in our financial statements as of December 31, 2008 included elsewhere in this Annual Report Form 10-K. We continue to be concerned about the ultimate impact of events in the financial markets on our tenants in the finance, insurance and legal industries and we are monitoring them in an effort to mitigate potential adverse impacts to our portfolio.

The capital markets affecting commercial real estate have also continued to deteriorate.  Given the economic environment and the significant decline of the stock markets, there is significantly less capital being invested in most sectors including commercial real estate.  In addition, investors are seeking liquidity and safety and, therefore, there is a significant increase in selling or redeeming securities.  We have experienced similar circumstances whereby our proceeds received from our current offering have decreased and share redemptions under our redemption plan have increased.

The real estate debt markets are also distressed as financial institutions and other lenders have become capital constrained, and lenders and credit rating agencies have tightened underwriting standards.  As a result, debt capital has become more expensive and difficult to obtain. We have managed our portfolio to date in an effort to minimize our exposure to volatility in the debt capital markets.  We have done this by using moderate levels of long-term fixed-rate debt and minimizing our exposure to short-term variable rate debt which is more likely to be impacted by market volatility.  Our portfolio was 55% leveraged as of December 31, 2008, with 97% of our debt in the form of long-term, fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). We have $91.0 million of debt maturing in 2009 and thus have limited exposure to the negative impacts of attempting to refinance assets in the current debt markets.  The one mortgage loan which matures in 2009 matured on March 11, 2009 and we are currently in the process of modifying the loan documents to provide for an extension of the maturity of such loan for a 12 to 18 month period.  We expect this extension to close within 30 days of March 11, 2009, however, if we are unable to do so, we expect to use cash on hand which was drawn under our revolving credit facility to retire this loan and seek longer-term financing to replace the borrowings under the credit facility.  The non-payment of this loan on March 11, 2009 without the extension in-place created a non-monetary default under our revolving credit facility which is subject to an automatic 30 day grace period to cure.  As we believe that the extension will be executed within the 30 day grace period and we have the liquidity to retire this loan if such extension does not close, we do not believe this has a material impact to the Company.

Values of commercial real estate assets and debt instruments have been impacted by the events described above.  Values of assets have declined from the values achieved over the last 24 months.  It is uncertain how much of the declines are attributable to the current illiquidity and volatility in the markets or a longer-term re-pricing of real estate assets.  While real estate values have declined in recent months, values of existing, low-rate debt have increased as debt is now less available and more expensive. In conjunction with our recent share re-pricing which occurred in January 2009, we reflected the current valuations of our real estate investments and notes payable as of December 31, 2008.  This resulted in our per share price declining from $10.66 to $10.08.   Depending on how the broader economy and markets perform in the future, there is no assurance that values of commercial real estate will not decline further.

Given the current environment, we are focused on continuing to raise capital and strengthening our liquidity position to meet our operating needs and redemption requests, as well as to position ourselves to take advantage of attractive investment opportunities in the next 6-18 months.    We believe that the current market environment will result in investment opportunities at significantly higher cap rates and decreased pricing of high quality real estate assets.  This should result in investments which generate higher returns than assets acquired 12 – 24 months ago.  To the extent we have capital available, we plan to actively pursue investment opportunities as we believe that during this time of severe constraints in debt and equity capital, the distress in the market may allow us access to attractively priced real estate investment opportunities.

We continue to manage our strong lending relationships with banks, insurance companies, pension funds and others that generally provide debt capital for commercial real estate transactions.  During 2008, we were able to secure attractive mortgage financing for our acquisitions.  Although new debt capital is more scarce and more expensive than it was during the last several years, we expect that it will continue to be available to us due to our reputation, financial strength and the quality of the assets we acquire.  As we pursue new investment opportunities, we will continue to factor into such opportunities the current availability and price of debt capital. Notwithstanding the above, depending on market conditions and other factors, we may choose not to borrow to finance future new acquisitions or to place new debt on our existing portfolio or assets.

Although we cannot predict when the financial markets and broader economy will recover, we are actively managing our well-diversified portfolio of quality real estate assets to maximize its long-term income and value.  Our sponsor, advisor and property manager have significant experience through several real estate and economic cycles, and thus we believe we are relatively well-positioned to manage through these difficult and uncertain times.

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

We evaluate the need to consolidate investments based on standards set forth in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities and American Institute of Certified Public Accountants’ Statement of Position 78-9, Accounting for Investments in Real Estate Ventures and Emerging Issues Task Force (“EITF”) No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. Our joint ventures are evaluated based upon the guidance of FIN 46(R) to determine whether or not the investment qualifies as a variable interest entity (“VIE”).  If the investment is determined to fall within the scope of FIN 46(R), an analysis is then performed to determine if we are the primary beneficiary of the VIE by reviewing a combination of qualitative and quantitative measures including analyzing expected investment portfolio using various assumptions to estimate the net operating income from the underlying assets.  The projected cash flows are then analyzed to determine whether or not we are the primary beneficiary based upon the expected losses and residual returns of each variable interest holder.  In addition to this analysis, we also consider the rights and decision making abilities of each holder of variable interest entity.

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

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable.  The ultimate realization of our investments in partially owned real estate joint ventures and partnerships is dependent on a number of factors, including the performance of each investment and market conditions.  In accordance with the Accounting Principles Board’s APB 18, “The Equity Method of Accounting for Investments in Common Stock,” we will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.  Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded for the years ended December 31, 2008, 2007 and 2006.  However, if conditions in the capital and real estate markets continue to deteriorate, we may record impairment on these investments in the future.

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

Real estate assets are reviewed each reporting period for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At December 31, 2008, we believe no such impairment has occurred for our directly-owned assets (See Results of Operations - Results for our Indirectly-Owned Properties - Our Interest in the Core Fund for information regarding an impairment charge related to one of the Core Fund's assets). The determination of whether investment property is impaired requires a significant amount of judgment and is based on the best information available to management at the time of the evaluation. If market conditions continue to deteriorate and result in lower valuations or reduced cash flows of our properties, impairment charges may be recorded in future periods.

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage notes payable. Values of buildings and improvements will be determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date.

The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining terms of the respective leases, which includes periods covered by bargain renewal options.

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

Acquired above- and below-market ground lease values are recorded based on the difference between the present value (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases. The capitalized above- and below-market lease values are amortized as adjustments to ground lease expense over the remaining terms of the respective leases, which includes periods covered by bargain renewal options.

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

On July 1, 2008, we entered into a new advisory agreement in connection with our Third Offering. Pursuant to the terms of the new advisory agreement, we are not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of Hines REIT. Accordingly, no amounts of organizational and offering costs incurred by the Advisor in connection with the Third Offering during the years ended December 31, 2008 and 2007 have been recorded in the accompanying consolidated financial statements.

Revenue Recognition and Valuation of Receivables

We are required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays and bargain renewal options, if any. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant’s lease provision. Revenues related to lease termination fees are recognized at the time that the tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the lease and are included in other revenue in the accompanying consolidated statements of operations. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and shareholders’ equity.

Derivative Instruments

We have entered into several forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. We have not designated any of these contracts as cash flow hedges for accounting purposes. The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2008 and 2007. Changes in the fair value of the interest rate swaps have been recorded in the accompanying condensed consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006. We mark the interest rate swaps to their estimated fair value as of each balance sheet date, and the changes in fair value are reflected in our consolidated statements of operations.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

We outsource management of our operations to the Advisor and certain other affiliates of Hines. Fees related to these services are accounted for based on the nature of the service and the relevant accounting literature. Fees for services performed that represent period costs of the Company are expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor has received a profits interest in the Operating Partnership related to these services (the “Participation Interest”). As the percentage interest of the Participation Interest is adjusted, the value attributable to such adjustment is charged against earnings and a liability is recorded until it is repurchased for cash or converted into common shares of the Company. In addition, the liability is remeasured at fair value at each balance sheet date with related adjustments charged to earnings in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended).  The determination of the adjustment for the Participation Interest is subject to significant judgment.

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

Income Taxes

We made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2004. In addition the Core Fund has invested in properties through other entities that have elected to be taxed as REITs. Our management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2008, 2007 and 2006 in the accompanying consolidated financial statements. Income tax expense recorded by the Company is primarily comprised of a provision for Canadian income taxes and a provision for the Texas margin tax.

International Operations

The Canadian dollar is the functional currency for our subsidiaries operating in Toronto, Ontario and the Brazilian real is the functional currency for our subsidiaries operating in Brazil. Our foreign subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, assets and liabilities are remeasured into the functional currency using the exchange rate in effect at the date of the transaction.

Our subsidiaries also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements are for property acquisitions, property-level operating expenses, capital improvements, debt service, certain organizational and offering expenses, corporate-level general and administrative expenses, distributions and redemptions. We have three primary sources of capital for meeting our cash requirements:

•	proceeds from our public offerings, including our dividend reinvestment plan;

•	debt financings, including secured or unsecured facilities; and

•	cash flow generated by our real estate investments and operations.

For the year ended December 31, 2008, our cash needs for acquisitions and for additional investments in our properties have been met primarily by proceeds from our public equity offerings and debt financing while our operating cash needs have primarily been met through cash flow generated by our properties and investments. We believe that our current capital resources and cash flow from operations are sufficient to meet our liquidity needs for the foreseeable future; however, any cash used to fund redemption requests from shareholders reduces our liquidity available to fund acquisitions of real estate investments and other cash needs.

We intend to continue making real estate investments using proceeds from our public offerings and funds available to us under our credit facilities and other permanent debt. We intend to refinance mortgage debt expiring in the near term with new mortgage financing or our revolving credit facility. We also intend to continue to pay distributions to our shareholders on a quarterly basis.

On March 11, 2009, we had a $91.0 million mortgage loan which matured and we are currently in the process of modifying the loan documents to provide for an extension of the maturity of such loan for a 12 to 18 month period.  We expect this extension to close within 30 days of March 11, 2009, however, if we are unable to do so, we expect to use cash on hand which was drawn under our revolving credit facility to retire this loan and seek longer-term financing to replace the borrowings under our revolving credit facility.

Additionally, HSH Nordbank has the right to have the properties serving as collateral under the HSH Nordbank credit facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, we must rebalance through making partial payment or providing additional collateral to eliminate such excess. Considering the declining real estate values in recent months, we expect that we may be required to repay certain amounts outstanding in the upcoming quarters to maintain compliance with this covenant. Should we need to do so, we expect to fund such amounts with proceeds from our current offering or with borrowings from our Revolving Credit Facility.

Cash Flows from Operating Activities

Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by debt service, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur corporate-level debt service, general and administrative expenses, asset management and acquisition fees.

Net cash provided by operating activities was $40.6 million, $17.2 million and $7.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase is primarily due to operating cash flows from acquisitions during the past two years. Our operating net cash flows are primarily the result of the net loss for the period partially offset by non-cash components of our net loss such as depreciation and amortization, equity in losses of unconsolidated entities, losses on derivative instruments and changes in operating accounts.

Cash Flows from Investing Activities

During the years ended December 31, 2008, 2007 and 2006 we had cash outflows totaling $668.0 million, $1,175.4 million and $586.8 million, respectively, related to the acquisition of properties and their related lease intangibles. The change in outflows is a function of the aggregate purchase price of properties acquired during each year. In addition, we received $4.0 million related to the sale of the Williams Tower 2.8-acre waterwall and park in December 2008.

During the year ended December 31, 2008 we made no capital contributions to the Core Fund. During the years ended December 31, 2007 and 2006, we made capital contributions to the Core Fund totaling $58.0 million and $209.3 million, respectively. As of December 31, 2008, we had invested $395.5 million in the Core Fund representing an approximate 28.7% non-managing general partner interest compared to the approximate 32.0% and 34.0% interest we owned at December 31, 2007 and 2006, respectively. During the years ended December 31, 2008, 2007 and 2006, we received distributions from the Core Fund totaling $26.9 million, $25.4 million and $14.8 million, respectively, which was included in cash flows from investing activities as it exceeded our equity in earnings of the joint venture.

During the year ended December 31, 2007 we acquired a 50% interest in Distribution Park Rio through a joint venture with  HCB for an initial investment of $28.9 million. During the year ended December 31, 2008, we received distributions from Distribution Park Rio totaling $2.7 million. Approximately $509,000 of this amount was included in cash flows from investing activities as it exceeded our equity in earnings of the joint venture and the remaining amount was included in operating cash flows. During the year ended December 31, 2007, we received distributions from Distribution Park Rio totaling $1.0 million, of which $385,000 was recorded in cash flows from investing activities as it exceeded our equity in earnings of the joint venture.

On November 13, 2008, we acquired 70.0% non-managing interest in the Grocery-Anchored Portfolio through a joint venture for an initial cash investment of $52.0 million. Our equity in earnings of this investment for the year ended December 31, 2008 was approximately $28,000.

During the year ended December 31, 2008, we had cash inflows of $4.6 million, net of receipts, for master leases entered into in connection with our acquisitions. During the year ended December 31, 2007, we had cash outflows of $5.7 million, net of receipts, for master leases entered into in connection with our acquisitions.

During the years ended December 31, 2008, 2007 and 2006, we had increases in restricted cash and marketable securities of approximately $12.8 million, $712,000 and $2.5 million, respectively, related to certain escrows required by our mortgage agreements.

During the years ended December 31, 2008, 2007 and 2006, we had cash outflows related to other assets of $4.9 million and $10.0 million, and $8.9 million, respectively, primarily as a result of deposits paid on investment properties that were acquired subsequent to the applicable year-end.

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

We commenced our Third Offering on July 1, 2008, pursuant to which we are offering up to $3.5 billion in shares of common stock, including $500.0 million in shares of common stock under our dividend reinvestment plan.  As of December 31, 2008, we had raised $153.3 million in proceeds through the Third Offering. As of December 31, 2008, $2,864.1 million in common shares remained available for sale pursuant to our Third Offering, exclusive of $482.6 million in common shares available under our dividend reinvestment plan. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Subsequent Events” in this report.

Redemptions

Pursuant to our share redemption program, we repurchase outstanding shares on  a monthly basis subject to certain restrictions. During the years ended December 31, 2008, 2007 and 2006,  we redeemed $58.7 million, $10.6 million and $2.3 million in shares, respectively.

Payment of Offering and Other Costs and Expenses

In addition to making investments in accordance with our investment objectives, we use our capital resources to pay the Dealer Manager and our Advisor for services they provide to us during the various phases of our organization and operations. During the offering stage, we pay the Dealer Manager selling commissions and dealer manager fees, and during our Initial and Second Offerings we reimbursed the Advisor for organizational and offering costs.

For the years ended December 31, 2008, 2007 and 2006, we paid the Dealer Manager selling commissions of $29.5 million, $53.8 million, and $34.0 million, respectively, and we paid dealer manager fees of $9.8 million, $17.4 million, and $13.4 million, respectively. All such selling commissions and a portion of such Dealer Manager fees were reallowed by HRES to participating broker dealers for their services in selling our shares.

During the year ended December 31, 2006, the Advisor incurred organizational and offering costs related to the Initial Offering totaling $6.6 million. During the year ended December 31, 2006, we made payments totaling $10.0 million to our Advisor for reimbursement of Initial Offering organizational and offering costs. The Initial Offering terminated in June 2006. No additional costs were incurred during the years ended December 31, 2008 and 2007 related to the Initial Offering.

During the years ended December 31, 2008, 2007 and 2006, the Advisor incurred organizational offering costs related to the Second Offering totaling $8.0 million, $16.6 million and $11.1 million, respectively. During the years ended December 31, 2008, 2007 and 2006, we made payments totaling $10.3 million, $19.3 million and $7.5 million, respectively, to our Advisor for reimbursement of organizational and offering costs.

The amount of organizational and offering costs, commissions and dealer manager fees we paid during the year ended December 31, 2008 decreased, as compared to the same period in 2007, primarily as a result of a decrease in capital raised through our public offerings during 2008. In addition, pursuant to the terms of the Third Offering, which commenced on July 1, 2008, we are not required to reimburse the advisor for  organizational and offering costs. See “Critical Accounting Policies — Organizational and Offering Costs” above for additional information. The amount of organizational and offering costs, commissions and dealer manager fees during the year ended December 31, 2007 increased, as compared to the same period in 2006, as a result of an increase in capital raised through our Second Offering during 2007.

Advances from affiliates

In our initial quarters of operations, our Advisor advanced funds to us to allow us to pay certain of our corporate-level operating expenses. For the year ended December 31, 2006, our Advisor had advanced to or made payments on our behalf totaling $1.6 million and we made repayments totaling $2.7 million. We did not receive any advances from our Advisor after June 30, 2006 and as of December 31, 2006 we had repaid our Advisor all amounts related to these advances.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have declared and expect to continue to declare distributions to shareholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly.

From July 1, 2006 through April 30, 2008, we declared distributions (as authorized by our board of directors) equal to $0.00170959 per share, per day. We increased the dividend rate to $0.00175233 per share, per day for the months of May through December 2008. Additionally, we have declared distributions equal to $0.00175233 per share, per day for the period from January 1, 2009 through April 30, 2009.The distributions declared were authorized and set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends.

     The table below outlines our total distributions declared to shareholders and minority interests for each of the years ended December 31, 2008, 2007 and 2006, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands):

	Shareholders			Minority Interest
Year Ended	Cash Distributions	Dividends Reinvested	Total Declared	Total Declared
December 31, 2008	$52,297	$64,740	$117,037	$3,065
December 31, 2007	$34,092	$44,401	$78,493	$1,919
December 31, 2006	$11,443	$18,397	$29,840	$1,112

For each of the years ended December 31, 2008, 2007 and 2006, we funded our cash distributions with cash flows from operating activities and distributions received from our unconsolidated investments.

Debt Financings

We use debt financing from time to time for acquisitions and investments as well as for property improvements, tenant improvements, leasing commissions and other working capital needs. We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate, depending on market conditions and other factors. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Economic Update” for additional information regarding the current state of the debt markets.

During 2008, we entered into $251.0 million of permanent mortgage financing related to our wholly-owned property acquisitions. We also assumed an $54.2 million mortgage related to our acquisition of the Raytheon/DirecTV Buildings and three mortgage loans totaling $31.9 million related to our acquisition of 345 Inverness Drive and the Arapahoe Business Parks. These mortgages were primarily interest-only and had terms that varied from five to eight years with a weighted average interest rate of 5.51%. In addition, we received proceeds of $395.5 million and made debt payments of $380.2 million, primarily related to borrowings under our revolver. As of December 31, 2008, our debt financing was approximately 55% of the aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund).

During 2007, we entered into $863.2 million of permanent mortgage financing related to our wholly-owned property acquisitions. These mortgages were primarily interest-only and had terms that varied from five to 10 years with a weighted average interest rate of 5.63%. In addition, we received proceeds of $416.7 million and made debt payments of $578.8 million, primarily related to borrowings under our revolver. As of December 31, 2007, our debt financing was approximately 54% of the aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund).

During 2006, we entered into $395.0 million of permanent mortgage financing related to our wholly-owned property acquisitions. We also assumed a $91.0 million mortgage related to our acquisition of Airport Corporate Center. These mortgages were primarily interest-only and had terms that varied from three to 10 years with a weighted average interest rate of 5.53%. In addition, we received proceeds of $410.2 million and made debt payments of $323.1 million, primarily related to borrowings under our revolver and made payments of $165.0 million to repay a term loan that was refinanced. As of December 31, 2006, our debt financing was approximately 53% of the aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund).

Results of Operations

Year ended December 31, 2008 compared to the Year ended December 31, 2007

Results for our Directly-Owned Properties

We owned 25 properties directly that were 95% leased as of December 31, 2008 compared to 16 properties that were 94% leased as of December 31, 2007. The following table presents the property-level revenues and expenses for the year ended December 31, 2008, as compared to the same period in 2007. Same-store properties for the year ended December 31, 2008 include all properties owned as of January 1, 2007 as well as the Laguna Buildings, which were acquired on January 3, 2007. Revenues and expenses for properties acquired after January 3, 2007 are included in “Recent Acquisitions.” All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2008	2007	$	%
Property revenues
Same-store properties	$114,650	$111,088	$3,562	3.2%
Recent acquisitions	219,048	68,488	150,560	219.8%
Total property revenues	$333,698	$179,576	$154,122	85.8%

Property expenses (1)
Same-store properties	$87,809	$89,191	$(1,382)	(1.5)%
Recent acquisitions	177,369	58,457	118,913	203.4%
Total property expenses	$265,178	$147,648	$117,530	79.6%

Property revenues in excess of expenses
Same-store properties	$26,841	$21,897	$4,944	22.6%
Recent acquisitions	41,679	10,031	31,648	315.5%
Total property revenues in excess of expenses	$68,520	$31,928	$36,592	114.6%

Interest Income/Expense
Interest Expense	$83,111	$47,835	$35,276	73.7%
Interest Income	$3,544	5,321	$(1,777)	(33.4)%
____

(1)	Property expenses include property operating expenses, real property taxes, property management fees, depreciation and amortization of real estate assets and income taxes.

As indicated above, the increases in property revenues and expenses between 2008 and 2007 were primarily due to acquisitions made in those years. Revenues and expenses from our same-store properties were comparable between both years. However, the margin of property revenues in excess of property expenses for same-store properties increased to 23.4% in 2008 from 19.7% in 2007. The increase in the margins is due to increased average occupancy at our properties, a $4.6 million decrease in depreciation and amortization resulting from fully depreciated lease intangibles, offset by a $2.6 million increase in operating expenses resulting from increased utility costs.

The increase in interest expense is primarily due to increased borrowings related to our acquisitions of directly-owned properties. Average debt outstanding during the years ended December 31, 2008 and 2007 was $1,373.2 million and $848.9 million, respectively. The decrease in interest income is primarily due to a reduction in the amount of cash we held in short-term investments during delays between raising capital and acquiring real estate investments and lower interest rates.

As a result of future potential acquisitions and our recent acquisitions having less than a full period of operations, our results of operations for the year ended December 31, 2008 are not indicative of what we expect our results of operations to be in future periods.

Results for our Indirectly-Owned Properties

Our Interest in the Core Fund

As of December 31, 2008, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 91% leased. By comparison, we owned a 32.0% interest in the Core Fund as of December 31, 2007, which held interests in 24 properties that were 92% leased.

Our equity in losses related to our investment in the Core Fund for the year ended December 31, 2008 and 2007 was $15.6 million and $8.7 million, respectively. The increase is related to the net loss of the Core Fund, which increased to $52.1 million from $26.5 million. Our equity in the Core Fund's 2008 net loss included $3.1 million resulting from an impairment charge recorded at one of the Core Fund's properties, and the remaining increase was primarily attributable to additional depreciation and amortization resulting from its recent acquisitions.

Our Interest in the Grocery-Anchored Portfolio

We acquired a 70.0% non-managing interest in the Grocery-Anchored Portfolio on November 13, 2008. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio for the period from acquisition to December 31, 2008 was approximately $28,000. For the period from acquisition to December 31, 2008, the Grocery-Anchored Portfolio had net income of approximately $957,000 on revenues of $2.5 million.

Our Interest in Distribution Park Rio

We own a 50% non-managing interest in Distribution Park Rio, which we acquired in July 2007. Our equity in earnings related to our investment in Distribution Park Rio for the years ended December 31, 2008 and 2007 was approximately $2.2 million and $385,000, respectively. The increase is due to owning our interest in Distribution Park Rio for the entire year in 2008 compared to six months in 2007 and decreased amortization resulting from fully depreciated lease intangibles.

Corporate-level Activities

Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have entered into several forward interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2008 and 2007. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Annual Report on Form 10-K for additional information regarding the risk of counterparty non-performance.

In addition, on February 8, 2007, we entered into a foreign currency contract related to the acquisition of Atrium on Bay, a mixed-use office and retail property located in Toronto, Ontario. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to our equity investment and was settled at the close of this acquisition on February 26, 2007.

The tables below provide additional information regarding each of the Company’s outstanding interest rate swaps as of December 31, 2008 (all amounts are in thousands except interest rates):

Effective Date	Expiration Date	Notional Amount	Interest Rate
August 1, 2006	August 1, 2016	$185,000	5.8575%
January 12, 2007	January 12, 2017	98,000	5.2505%
May 2, 2007	May 2, 2017	119,000	5.3550%
July 19, 2007	July 19, 2017	48,000	5.9800%
August 14, 2007	August 14, 2017	70,000	6.0300%

As indicated by the table below, the increase in losses on derivative instruments is primarily due to the decrease in the fair value of the derivatives resulting from decreasing interest rates during 2008.

Period	Decrease in Fair Value	Transaction Fees	Foreign Currency Gain	Loss on Derivative Instruments, net

Year Ended December 31, 2008	$(85,880)	$—	$—	$(85,880)
Year Ended December 31, 2007	$(25,750)	$(731)	$939	$(25,542)

Other Corporate-level Activities

The table below provides detail relating to our asset management and acquisition fees and general and administrative expense for the years ended December 31, 2008 and 2007.  All amounts in thousands, except percentages:

	Year Ended December 31,		Change
	2008	2007	$	%

Asset Management and Acquisition Fees	$42,012	$29,939	$12,073	40.3%
General and Administrative Expenses	$5,991	$4,570	$1,421	31.1%

We pay monthly asset management fees to our Advisor based on the amount of net equity capital invested in real estate investments and pay acquisition fees to our Advisor based on the purchase prices of our real estate investments. A portion of these fees is paid in cash and the remainder is satisfied through the participation interest (see Management’s Discussion and Analysis — Critical Accounting Policies — Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest for additional information regarding the participation interest). The increase in asset management and acquisition fees resulted from a larger portfolio of assets under management in 2008 as a result of the acquisitions that we made during the year.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments. The increase in general and administrative expenses is primarily due to increased costs of shareholder communications, audit and legal fees as the Company’s activities and shareholder base continue to grow.

Income/Loss Allocated to Minority Interests

As of December 31, 2008 and 2007, Hines REIT owned a 97.3% and 97.6% interest in the Operating Partnership, respectively, and affiliates of Hines owned the remaining 2.7% and 2.4% interests, respectively. We allocated income of $3.1 million and $1.3 million, respectively, to the holders of these minority interests for the year ended December 31, 2008 and 2007.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Results of Our Directly-Owned Properties

We owned 16 properties directly that were 94% leased as of December 31, 2007 compared to eight properties that were 95% leased as of December 31, 2006. We have not included a same-store analysis for 2007 compared to 2006 because there were only three properties in our portfolio that had a full year of operations in both 2007 and 2006.

Between 2006 and 2007, property operating revenues increased from $63.9 million to $179.6 million and property operating expenses (which includes property operating expenses, real property taxes, property management fees, depreciation and amortization of real estate assets and income taxes) increased from $51.2 million to $147.6 million. The increase in operating revenues and expenses between 2007 and 2006 is primarily attributable to our direct real estate acquisitions during those years, in addition to the operation of properties owned as of January 1, 2006. For example, acquisitions consummated during 2007 accounted for approximately 44% of total revenues and 35% of total expenses for that year. Acquisitions consummated during 2006 accounted for approximately 70% of total revenues and 46% of total expenses for that year.

The increase in interest expense from $18.3 million in 2006 to $47.8 million in 2007 is primarily due to increased borrowings related to our acquisitions of directly-owned properties and our investments in the Core Fund during 2007. Average debt outstanding during the years ended December 31, 2007 and 2006 was $848.9 million and $278.1 million, respectively.

The increase in interest income from $1.4 million in 2006 to $5.3 million in 2007 is primarily due to increased cash we held in short-term investments during delays between raising capital and acquiring real estate investments.

Results of Our Indirectly-Owned Properties

Our Interest in the Core Fund

As of December 31, 2007, we owned a 32.0% non-managing general partner interest in the Core Fund, which held interests in 24 properties that were 92% leased. By comparison, we owned a 34.0% interest in the Core Fund as of December 31, 2006, which held interests in 14 properties that were 94% leased.

Our equity in losses related to our investment in the Core Fund for the year ended December 31, 2007 and 2006 was $8.7 million and $3.3 million, respectively. The increase is related to the net loss of the Core Fund, which increased to $26.5 million from $9.9 million, primarily as a result of additional depreciation and amortization resulting from 2007 acquisitions and accelerated depreciation related to a redevelopment at one of its properties.

Corporate-level Activities

Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

The table below provides information regarding the Company’s outstanding interest rate swaps with HSH Nordbank as of December 31, 2007 (amounts are in thousands): See Management’s Discussion and Analysis — Results of Operations — Year ended December 31, 2008 compared to the Year ended December 31, 2007 — Derivative Instruments for additional information regarding our derivative instruments. As indicated by the table below, the increase in losses on derivative instruments is primarily due to the decrease in the fair value of the derivatives resulting from decreasing interest rates during 2007.

Period	Decrease in Fair Value	Transaction Fees	Foreign Currency Gain	Loss on Derivative Instruments, net

Year Ended December 31, 2007	$(25,750)	$(731)	$939	$(25,542)
Year Ended December 31, 2006	$(4,444)	$(862)	$—	$(5,306)

Other Corporate-level Activities

The table below provides detail relating to our asset management and acquisition fees and general and administrative expense for the years ended December 31, 2007 and 2006.  All amounts in thousands, except percentages:

	Year Ended December 31,		Change
	2007	2006	$	%

Asset Management and Acquisition Fees	$29,939	$17,559	$12,380	70.5%
General and Administrative Expenses	$4,570	$2,819	$1,751	62.1%

The increase in asset management and acquisition fees during 2007 compared to 2006 resulted from a larger portfolio of assets under management and an increase in the amount invested in real estate during 2007.

The increase in general and administrative expenses during 2007 compared to 2006 is primarily due to increased costs of shareholder communications and audit fees as the Company’s activities and shareholder base continue to grow. The Company also incurred additional costs in 2007 related to compliance with the Sarbanes-Oxley Act of 2002.

Income/Loss Allocated to Minority Interests

As of December 31, 2007 and 2006, Hines REIT owned a 97.6% and 97.4% interest in the Operating Partnership, respectively, and affiliates of Hines owned the remaining 2.4% and 2.6% interests, respectively. We allocated income of $1.3 million to the holders of these minority interests for the year ended December 31, 2007. We allocated losses of $429,000 to the holders of these minority interests for the year ended December 31, 2006.

  Operating Funds Generated by the Company

Operating funds generated by the Company (“OFG”) is a non-GAAP supplemental financial performance measure that our management uses in evaluating the operating performance of the Company.  It includes funds generated by the operations of our real estate investments and funds used in the Company’s corporate-level operations.  Similar to Funds from Operations (“FFO”), a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized as a measure of operating performance, OFG excludes items such as depreciation and amortization.  However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such  items include amortization of certain in-place lease intangible assets and liabilities and the amortization of certain tenant incentives.   OFG excludes these items, the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described in the footnotes below, and also includes items such as master lease rental receipts, which are excluded from net income (loss) and FFO, but which we consider in the evaluation of the operating performance of our real estate investments.  We believe that OFG reflects the overall impact on the performance of our real estate investments of occupancy rates, rental rates, property operating costs, as well as corporate-level general and administrative expenses and interest costs, which is not immediately apparent from net income (loss).  As such, we believe OFG, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how the Company’s management evaluates the Company’s ongoing operating performance.

However, OFG should not be considered as an alternative to net income (loss) or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund the Company’s cash needs.  Additionally, please see the limitations listed below associated with the use of OFG as compared to net income (loss):

• OFG excludes gains (losses) related to changes in estimated values of derivative instruments related to our interest rate swaps.  Although we expect to hold these instruments to maturity, if we were to settle these instruments currently, it would have an impact on our operations.

• OFG excludes the Participation Interest component of the acquisition and asset management fees.  Although we believe the settlement of this liability will be funded using proceeds from the sale of properties in the future, if we were to settle it currently it would have an impact on our operations.

• OFG excludes organizational and offering expenses and acquisition expenses payable to our Advisor.  Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of the operating performance of the Company and determining OFG.

 The table below summarizes OFG for the year ended December 31, 2008 and a reconciliation of such non-GAAP financial performance measure to our net income (loss) for year then ended (in thousands):

Year Ended December 31, 2008
Net Loss	$(165,408)
Adjustments:
Depreciation and amortization (1)	122,798
Loss on derivative instruments (2)	85,880
Participation interest expense (3)	18,648
Other components of revenues and expenses (4)	(13,431)
Master lease rents (5)	6,984
Organizational and offering expenses (6)	3,741
Acquisition fees (6)	11,141
Adjustments to equity in losses from unconsolidated entities, net (7)	47,041
Adjustments for minority interests (8)	(13)
Operating Funds Generated by the Company	$117,381

Operating Funds Generated by the Company Per Common Share	$0.64
Weighted Average Shares Outstanding	183,776
__________

1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of OFG.

2)
Represents components of net income (loss) related to the estimated changes in the values of our interest rate swap derivatives.  We have excluded these changes in value from our evaluation of the operating performance of the Company and OFG because we expect to hold the underlying instruments to their maturity and accordingly the interim gains or losses will remain unrealized.

3)
Represents the portion of the acquisition and asset management fees that are paid in equity, which we expect will be settled in the future using proceeds from the sale of properties or other non-operating sources, and which we therefore do not consider in evaluating the operating performance of the Company and determining OFG. See “Critical Accounting Policies – Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest” for additional information.

4)
Includes the following components of revenues and expenses that we do not consider in evaluating the operating performance of the Company and determining OFG for year ended December 31, 2008 (in thousands):

Year Ended December 31, 2008
Straight-line rent adjustment (a)	$(16,388)
Amortization of lease incentives (b)	4,218
Amortization of out-of-market leases (b)	(4,336)
Amortization of deferred financing costs (b)	1,699
Other	1,376
$(13,431)

a)
Represents the adjustments to rental revenue as required by GAAP to recognize minimum lease payments on a straight-line basis over the respective lease terms.  We have excluded these adjustments from our evaluation of the operating performance of the Company and in determining OFG because we believe that the rent that is billable during the current period is a more relevant measure of the Company’s operating performance for such period.

b)
Represents the amortization of lease incentives, out-of-market leases and deferred financing costs.  As stated in Note 1 above, historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of OFG.

5)
Includes master lease rents related to master leases entered into in conjunction with certain asset acquisitions. In accordance with GAAP, these rents are not included in rental revenue; however, we consider this rent in evaluating the operating performance of the Company and determining OFG.

6)
Represents organizational and offering expenses and acquisition fees paid to our Advisor that are expensed in our condensed consolidated statements of operations. We fund such costs with proceeds from our offering and acquisition-related indebtedness, and therefore do not consider these expenses in evaluating the operating performance of the Company and determining OFG.

7)
Includes adjustments to equity in losses of unconsolidated entities, net, similar to those described in Notes 1, 4 and 5 above for our unconsolidated entities, which are necessary to convert the Company's share of income (loss) from unconsolidated entities to OFG.

8)	Includes all adjustments to eliminate the minority interests’ share of the adjustments to convert the Company’s net income (loss) to OFG.

Set forth below is additional information related to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
We received $4.0 million in net proceeds from our sale of the Williams Tower waterwall and park in December 2008.  See additional information regarding this transaction in Note 3 – Real Estate Investments – Directly-owned Properties included elsewhere in this Annual Report on Form 10-K.

•	Pursuant to the terms of the Grocery Anchored Portfolio joint venture agreement, we earned distributions of approximately $161,000 in excess of our pro-rata share of the joint venture’s OFG.

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

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2008. Specifically included are our obligations under long-term debt agreements, operating lease agreements and outstanding purchase obligations (in thousands):

	Payments Due by Period
Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Notes payable(1)	$188,434	$206,710	$739,106	$893,559	$2,027,809
Ground lease obligation	412	848	882	9,888	12,030
Obligation to purchase Grocery-Anchored Portfolio properties	46,400	—	—	—	46,400
Total contractual obligations	$235,246	$207,558	$739,988	$903,447	$2,086,239
__________

(1)
Notes payable includes principal and interest payments on mortgage agreements and principal payments related to the revolving credit facility outstanding as December 31, 2008. Interest payments due to HSH Nordbank were determined using effective interest rates which were fixed as a result of interest rate swaps. See “Financial Condition, Liquidity and Capital Resources — Debt Financings” for further information.

(2)	Excluded from the table above is the settlement of the $45.4 million liability related to the Participation Interest. Although we expect to settle this liability in the future, we are not currently able to estimate the date on which the settlement will occur.

Recent Developments and Subsequent Events

Shareholder Redemption

During 2009, we have experienced an increase in share redemptions. From January 1, 2009 to March 2, 2009, pursuant to our share redemption plan, we redeemed approximately 6.7 million common shares and made corresponding payments totaling $63.5 million to shareholders who had requested these redemptions. Our board of directors elected to waive the monthly limitation provided by our plan for shares redeemed on March 2, 2009 and accordingly, all redemption requests were fully funded. Cash used to fund redemptions reduces our liquidity available to fund acquisitions of real estate investments and other cash needs.

Beginning with shares redeemed in March 2009 under our share redemption program, shares will be redeemed at a price of $9.15 per share rather than at our prior redemption price of $9.68 per share.

Other

From January 1, 2009 through March 20, 2009, we have received gross offering proceeds of $62.4 million from the sale of 6.2 million common shares, including $17.3 million of gross proceeds relating to 1.7 million shares sold under our dividend reinvestment plan. As of March 20, 2009, 2,818.9 million common shares remained available for sale to the public pursuant to the Third Offering, exclusive of $465.3 million common shares available under our dividend reinvestment plan.

From January 1, 2009 through March 20, 2009, we incurred $204.0 million of additional borrowings under our revolving credit facility all of which was outstanding as of March 20, 2009.

On March 11, 2009, we had a $91.0 million mortgage loan which matured and we are currently in the process of modifying the loan documents to provide for an extension of the maturity of such loan for a 12 to 18 month period.  We expect this extension to close within 30 days of March 11, 2009, however, if we are unable to do so, we expect to use cash on hand which was drawn under our revolving credit facility to retire this loan and seek longer-term financing to replace the borrowings under our revolving credit facility.  The non-payment of this loan on March 11, 2009 without the extension in-place created a non-monetary default under our revolving credit facility which is subject to an automatic 30 day grace period to cure.  As we believe that the extension will be executed within the 30 day grace period and we have the liquidity to retire this loan if such extension does not close, we do not believe this has a material impact to the Company.

Change in Offering Prices

Effective January 26, 2009, our board of directors authorized the following changes to the terms of the Third Offering:

•	Decreased the offering price of shares of our common stock from $10.66 per share to $10.08 per share.

•	Decreased the price at which shares will be issued pursuant to our dividend reinvestment plan from $10.13 per share to $9.58 per share.

•	Beginning with shares redeemed in March 2009 under our redemption program, the share redemption price decreased from $9.68 per share to $9.15 per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk.

We are exposed to the effects of interest rate changes primarily as a result of our revolving credit facility, which bears interest at a variable rate.  We typically use this facility on a short-term basis to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of December 31, 2008, we had $16.0 million outstanding under this facility, and the weighted average interest rate on outstanding borrowings was 1.8%.  Annual interest expense would increase $160,000 for every 1% increase in interest rates on this balance.

As of December 31, 2008, we also had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the debt outstanding under the HSH Credit Facility to which our outstanding interest rate swaps relate. Please see “Debt Financings” above for more information concerning the Company’s outstanding debt.

We currently have investments in Canada and Brazil and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. For all currencies we are currently a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. During 2008 we recorded a loss on foreign currency transactions of approximately $2,000 in our consolidated statement of operations. During the year ended December 31, 2007, we recorded a gain on foreign currency transactions of approximately $134,000 in our consolidated statement of operations. Generally, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at a fixed rate of interest in the local currency related to our property in Toronto, Canada. To the extent that currency fluctuations increase or decrease net operating income as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in net operating income, and, to some extent, mitigate the risk from changes in foreign currency rates.  Based on the Company’s current operational strategies, management does not believe that variations in the foreign currency exchange rates pose a significant risk to our consolidated results of operations or financial position.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Real Estate Investment Trust, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas
March 31, 2009

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
	(In thousands, except per share information)

ASSETS
Investment property, net	$2,374,007	$1,798,924
Investment in unconsolidated entities	364,374	361,157
Cash and cash equivalents	39,927	152,443
Restricted cash and marketable securities	19,732	3,463
Distributions receivable	5,275	6,890
Tenant and other receivables	43,012	28,518
Intangible lease assets, net	370,049	296,766
Deferred leasing costs, net	47,982	34,954
Deferred financing costs, net	8,993	7,638
Other assets	7,086	12,870
TOTAL ASSETS	$3,280,437	$2,703,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$93,364	$66,267
Due to affiliates	9,515	8,968
Intangible lease liabilities, net	112,371	79,465
Other liabilities	21,643	17,128
Interest rate swap contracts	116,074	30,194
Participation interest liability	45,419	26,771
Distributions payable	32,990	24,923
Notes payable	1,529,842	1,216,631
Total liabilities	1,961,218	1,470,347
Commitments and Contingencies
Shareholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2008 and 2007	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2008 and 2007; 201,743 and 159,409 common shares issued and outstanding as of December 31, 2008 and 2007, respectively	202	159
Additional paid-in capital	1,629,033	1,358,523
Retained deficit	(303,323)	(137,915)
Accumulated other comprehensive income (loss)	(6,693)	12,509
Total shareholders’ equity	1,319,219	1,233,276
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,280,437	$2,703,623

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share information)
Revenues:
Rental revenue	$306,948	$166,610	$61,422
Other revenue	26,750	12,966	2,508
Total revenues	333,698	179,576	63,930
Expenses:
Property operating expenses	88,418	48,221	17,584
Real property taxes	44,378	25,834	9,624
Property management fees	7,072	4,374	1,527
Depreciation and amortization	122,798	68,151	22,478
Asset management and acquisition fees	42,012	29,939	17,559
Organizational and offering expenses	3,741	7,583	5,760
General and administrative expenses	5,991	4,570	2,819
Total expenses	314,410	188,672	77,351
Income (loss) before other income (expenses), income tax provision, (income) loss allocated to minority interests and equity in losses of unconsolidated entities, net	19,288	(9,096)	(13,421)
Other Income (expenses):
Loss on derivative instruments, net	(85,880)	(25,542)	(5,306)
Other gains (losses)	(256)	134	—
Interest expense	(83,111)	(47,835)	(18,310)
Interest income	3,544	5,321	1,409
Loss before income tax provision, (income) loss allocated to minority interests and equity in losses of unconsolidated entities, net	(146,415)	(77,018)	(35,628)
Provision for income taxes	(2,512)	(1,068)	—
(Income) loss allocated to minority interests	(3,065)	(1,266)	429
Equity in losses of unconsolidated entities, net	(13,416)	(8,288)	(3,291)
Net loss	$(165,408)	$(87,640)	$(38,490)
Basic and diluted loss per common share:
Loss per common share	$(0.90)	$(0.70)	$(0.79)
Weighted average number of common shares outstanding	183,776	125,776	48,468

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Shareholders’ Equity (Deficit)
	(In thousands)
BALANCE, January 1, 2006	—	—	23,046	23	199,846	(11,785)	—	188,084
Issuance of common shares	—	—	57,422	57	581,948	—	—	582,005
Redemption of common shares	—	—	(251)	—	(2,341)	—	—	(2,341)
Distributions declared	—	—	—	—	(29,840)	—	—	(29,840)
Selling commissions and dealer manager fees	—	—	—	—	(47,220)	—	—	(47,220)
Other offering costs, net	—	—	—	—	(9,613)	—	—	(9,613)
Net loss	—	—	—	—	—	(38,490)	—	(38,490)
BALANCE, December 31, 2006	—	—	80,217	$80	$692,780	$(50,275)	—	$642,585
Issuance of common shares	—	—	80,307	80	834,707	—	—	834,787
Redemption of common shares	—	—	(1,115)	(1)	(10,583)	—	—	(10,584)
Distributions declared	—	—	—	—	(78,493)	—	—	(78,493)
Selling commissions and dealer manager fees	—	—	—	—	(70,938)	—	—	(70,938)
Other offering costs, net	—	—	—	—	(8,950)	—	—	(8,950)
Comprehensive Loss:
Net loss	—	—	—	—	—	(87,640)	—
Other comprehensive income — Foreign currency translation adjustment	—	—	—	—	—	—	12,509
Total comprehensive loss	—	—	—	—	—	—	—	(75,131)
BALANCE, December 31, 2007	—	$—	159,409	$159	$1,358,523	$(137,915)	$12,509	$1,233,276
Issuance of common shares	—	—	48,435	49	507,344	—	—	507,393
Redemption of common shares	—	—	(6,101)	(6)	(58,659)	—	—	(58,665)
Distributions declared	—	—	—	—	(117,037)	—	—	(117,037)
Selling commissions and dealer manager fees	—	—	—	—	(38,765)	—	—	(38,765)
Other offering costs, net	—	—	—	—	(4,299)	—	—	(4,299)
Shares tendered for redemption	—	—	—	—	(18,074)	—	—	(18,074)
Comprehensive Loss:
Net loss	—	—	—	—	—	(165,408)	—
Other comprehensive loss — Foreign currency translation adjustment	—	—	—	—	—	—	(19,202)
Total comprehensive loss	—	—	—	—	—	—	—	(184,610)
BALANCE, December 31, 2008	—	$—	201,743	$202	$1,629,033	$(303,323)	$(6,693)	$1,319,219

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,408)	$(87,640)	$(38,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	125,419	68,599	25,130
Non-cash compensation expense	31	28	31
Equity in losses of unconsolidated entities, net	13,415	8,288	3,291
Distributions received from unconsolidated entities	2,154	385	—
Income (loss) allocated to minority interests	3,065	1,266	(429)
Accrual of organizational and offering expenses	3,741	7,583	5,760
Other (gains) losses	256	(134)	—
Loss on derivative instruments	85,880	25,542	5,306
Net change in operating accounts	(27,919)	(6,727)	7,063
Net cash provided by operating activities	40,634	17,190	7,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	(51,977)	(86,851)	(209,339)
Distributions received from unconsolidated entities in excess of equity in earnings	27,440	25,955	14,809
Investments in property	(553,550)	(1,057,164)	(462,270)
Investments in master leases	(2,424)	(11,537)	—
Master lease rent receipts	6,984	5,870	—
Additions to other assets	(4,884)	(10,000)	(8,858)
Settlement of foreign currency hedge	—	939	—
Proceeds from sale of land and improvements	4,044	—	—
Increase in restricted cash and marketable securities	(12,823)	(712)	(2,483)
Acquired lease intangibles	(114,431)	(118,257)	(124,546)
Net cash used in investing activities	(701,621)	(1,251,757)	(792,687)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other liabilities	(1,630)	(645)	1,157
Proceeds from issuance of common stock	446,291	797,315	568,465
Redemptions of common shares	(58,665)	(10,584)	(2,341)
Payments of selling commissions and dealer manager fees	(39,328)	(71,218)	(47,444)
Payments of organizational and offering expenses	(10,291)	(19,304)	(17,497)
Proceeds from advances from affiliate	—	—	1,602
Payment on advances from affiliate	—	—	(2,685)
Distributions paid to shareholders and minority interests	(50,965)	(29,324)	(9,372)
Proceeds from notes payable	646,500	1,279,915	805,220
Payments on notes payable	(380,157)	(578,773)	(488,120)
Increase in security deposit liability, net	297	22	11
Additions to deferred financing costs	(2,428)	(3,400)	(6,243)
Payments related to forward interest swaps	—	(731)	(862)
Net cash provided by financing activities	549,624	1,363,273	801,891
Effect of exchange rate changes on cash	(1,153)	715	—
Net change in cash and cash equivalents	(112,516)	129,421	16,866
Cash and cash equivalents, beginning of year	152,443	23,022	6,156
Cash and cash equivalents, end of year	$39,927	$152,443	$23,022

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

Public Offering

Hines REIT commenced its initial public offering on June 18, 2004 through which it raised $527.5 million prior to its expiration on June 18, 2006. The Company commenced its second public offering on June 19, 2006 through which it raised approximately $1.5 billion of gross proceeds prior to its expiration on June 30, 2008.

The Company commenced its third public offering (the “Third Offering”) on July 1, 2008 pursuant to which it is offering up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under its dividend reinvestment plan.  As of December 31, 2008, Hines REIT had raised $153.3 million in proceeds through the Third Offering.

As of December 31, 2008, $2,864.1 million in common shares remained available for sale pursuant to the Third Offering, exclusive of $482.6 million in common shares available under the dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of December 31, 2008 and 2007, Hines REIT owned a 97.3% and 97.6%, respectively, general partner interest in the Operating Partnership.

Minority Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% and 0.7% interest in the Operating Partnership as of December 31, 2008 and 2007, respectively. HALP Associates Limited Partnership (“HALP”) owned a 2.2% and 1.7% interest in the Operating Partnership as of December 31, 2008 and 2007, respectively, as a result of a profits interest in the Operating Partnership (the “Participation Interest”). See Note 8 for additional information regarding the Participation Interest.

Investment Property

As of December 31, 2008, the Company owned direct and indirect investments in 59 properties. These properties consisted of 45 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, four industrial properties in Brazil and a portfolio of eight grocery-anchored shopping centers located throughout the southeastern United States.

The Company makes investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owns a 28.7% non-managing general interest. The Core Fund is a partnership organized in August 2003 by Hines to invest in existing “core” office properties in the United States that Hines believes are desirable long-term “core” holdings. The Company also owns a 70% interest in a portfolio of eight grocery-anchored shopping centers indirectly through a joint venture with Weingarten Realty Investors. In addition, the Company owns a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate.  See further discussion in Note 4.

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

Basis of Presentation

The consolidated financial statements of the Company included in this annual report include the accounts of Hines REIT, the Operating Partnership (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries (see Note 4), as well as the related amounts of minority interest. All intercompany balances and transactions have been eliminated in consolidation.

The Company evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, and American Institute of Certified Public Accountants’ Statement of Position 78-9 (“SOP 78-9”), Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. In accordance with this accounting literature, the Company will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Company will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises significant control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

The Company’s investments in partially owned real estate joint ventures and partnerships are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of theses investments may not be recoverable.  The ultimate realization of the Company’s investments in partially owned real estate joint ventures and partnerships is dependent on a number of factors, including the performance of each investment and market conditions.  In accordance with the Accounting Principles Board’s APB 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company will record an impairment charge if it is determined that a decline in the value of an investment is other than temporary.  Based on the Company’s analysis of the facts and circumstances during each reporting period, no impairment was recorded for the years ended December 31, 2008, 2007 and 2006.  However, if conditions in the capital and real estate markets continue to deteriorate, the Company may record impairment on these investments in the future.

Comprehensive Loss

The Company reports comprehensive loss in its consolidated statements of shareholders’ equity. Comprehensive loss was $184.6 million for the year ended December 31, 2008 resulting from the Company’s net loss of $165.4 million and its foreign currency translation adjustment of $19.2 million. Comprehensive loss was $75.1 million for the year ended December 31, 2007 resulting from the Company’s net loss of $87.6 million offset by its foreign currency translation adjustment of $12.5 million. See “International Operations” below for additional information.

International Operations

The Canadian dollar is the functional currency for the Company’s subsidiaries operating in Toronto, Ontario and the Brazilian real is the functional currency for the Company’s subsidiaries operating in Brazil. The Company’s foreign subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. As described above, these translation gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

The Company’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, assets and liabilities are remeasured into the functional currency using the exchange rate in effect at the date of the transaction. These gains or losses are included in the Company’s results of operations.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. At December 31, 2008, management believes no such impairment has occurred for the Company's directly-owned assets (see discussion of the impairment of one of the Core Fund's assets in Note 4 below). The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. If market conditions continue to deteriorate and result in lower valuations or reduced cash flows of our properties, impairment charges may be recorded in future periods.

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by independent appraisers are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage notes payable. Values of buildings and improvements will be determined on an as if vacant basis.  Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.

The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining terms of the respective leases, which includes periods covered by bargain renewal options.

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

Acquired above- and below-market ground lease values are recorded based on the difference between the present value (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases. The capitalized above- and below-market lease values are amortized as adjustments to ground lease expense over the remaining terms of the respective leases, which includes periods covered by bargain renewal options.

Management estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance is amortized over the life of the mortgage note payable.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash and Marketable Securities

As of December 31, 2008 and 2007, the Company had restricted cash of $17.0 million and $3.5 million, respectively, related to certain escrows required by one or more of the Company’s mortgage agreements. In addition, the Company had restricted marketable securities of $2.7 million at December 31, 2008, related to one of the Company’s lease agreements. This amount was invested in a certificate of deposit in August 2008, which matured in February 2009.

Concentration of Credit Risk

As of December 31, 2008 and 2007, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash. The Federal Deposit Insurance Corporation (the “FDIC”) generally only insures limited amounts per depositor per insured bank. Beginning October 3, 2008 through December 31, 2009, the FDIC insures amounts up to $250,000 per depositor per insured bank. On January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories. Unlimited deposit insurance coverage is available to the Company’s non-interest bearing transaction accounts held at those institutions participating in the FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent (see Note 2 – Revenue Recognition).  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of approximately $956,000 and $90,000, at December 31, 2008 and 2007, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, the Company considers many factors. No one factor, however, necessarily establishes the determination.

Tenant inducement amortization was approximately $4.2 million, $2.0 million and $685,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $1.7 million, $709,000 and $137,000 as amortization expense related to other direct leasing costs for the years ended December 31, 2008, 2007 and 2006, respectively.

On December 8, 2006, Norwegian Cruise Line (“NCL”) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to funding $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods. As of December 31, 2008, $5.4 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying balance sheet.

On March 13, 2008, the Company acquired the Raytheon/DirecTV Buildings, a two-building office complex located in El Segundo, California. In connection with this acquisition, the Company assumed a commitment to fund $11.5 million of construction costs to the Raytheon Corporation. As a of December 31, 2008, $8.0 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying balance sheet accordingly.

Deferred Financing Costs

Deferred financing costs as of December 31, 2008, 2007 and 2006 consist of direct costs incurred in obtaining debt financing (see Note 5), including the financing fees paid to our Advisor (see Note 8). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2008, 2007 and 2006, approximately $1.7 million, $1.2 million and $967,000, respectively, of deferred financing costs were amortized and recorded in interest expense in the accompanying consolidated statements of operations.

Other Assets

Other assets includes the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Property acquisition escrow deposit	$4,885	$10,000
Prepaid insurance	1,221	1,056
Mortgage loan deposits	—	904
Other	980	910
Total	$7,086	$12,870

Organizational and Offering Costs

Initial Offering

The Company commenced its initial public offering (the “Initial Offering”) on June 18, 2004. Certain organizational and offering costs associated with the Initial Offering were paid by the Advisor on behalf of the Company. Pursuant to an advisory agreement among Hines REIT, the Operating Partnership and the Advisor during the Initial Offering, the Company was obligated to reimburse the Advisor in an amount equal to the lesser of actual organizational and offering costs incurred related to the Initial Offering or 3.0% of the gross proceeds raised from the Initial Offering.

As of December 31, 2006, the Advisor had incurred on behalf of the Company organizational and offering costs related to the Initial Offering of $43.3 million of which $23.0 million relates to the Advisor or its affiliates. These amounts include $24.2 million as of December 31, 2006 of organizational and internal offering costs, and $19.1 million as of December 31, 2006 of third-party offering costs, such as legal and accounting fees and printing costs. The initial offering was terminated on June 18, 2006.

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

Second Offering

The Company’s second public offering (the “Second Offering”) commenced on June 19, 2006 and was terminated on June 30, 2008. Certain organizational and offering costs associated with the Second Offering were paid by the Advisor on the Company’s behalf. Pursuant to the terms of the advisory agreement in effect for the Second Offering, the Company was obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manager fees, did not exceed 15% of gross proceeds from the Second Offering. As of December 31, 2008, 2007 and 2006, the Advisor had incurred on the Company’s behalf organizational and offering costs in connection with the Second Offering of $37.1 million, $29.1 million and $12.6 million, respectively (of which $15.7 million, $12.1 million and $4.7, respectively relates to the Advisor or its affiliates). These amounts include approximately $3.7 million, $7.6 million and $4.7 million of internal offering costs, which have been expensed in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, $4.3 million, $9.0 million and $6.4 million of third-party offering costs for the years ended December 31, 2008, 2007 and 2006, respectively, have been offset against net proceeds of the Second Offering within additional paid-in capital.

Third Offering

The Company commenced the Third Offering on July 1, 2008. During the years ended December 31, 2008 and 2007, the Advisor incurred approximately $11.7 million and $394,000, respectively, of organizational and offering costs related to the Third Offering. Pursuant to the terms of the advisory agreement in effect for the Third Offering, the Company is not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of the Company. Accordingly, no such amounts have been recorded in the accompanying consolidated financial statements.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays and bargain renewal options, if any. Straight-line rent receivable in the amount of $28.6 million and $12.7 million as of December 31, 2008 and 2007, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Stock-based Compensation

Under the terms of the Employee and Director Incentive Share Plan, the Company grants each independent member of its board of directors 1,000 restricted shares of common stock on the date of their election or re-election to the board. The restricted shares granted each year fully vest upon completion of each director’s annual term. In accordance with the provisions of Statement No. 123, Accounting for Stock-Based Compensation (as amended) (“SFAS 123R”), the Company recognizes the expense related to these shares over the vesting period. For the years ended December 31, 2008, 2007 and 2006, amortization of stock compensation expense recorded by the Company was insignificant.

Income Taxes

Hines REIT has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In addition, as of December 31, 2008 and 2007 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2008, 2007 and 2006 in the accompanying consolidated financial statements. Income tax expense recorded by the Company is primarily comprised of a provision for Canadian income taxes and a provision for the Texas margin tax, both of which are discussed below.

In connection with the operation of Atrium on Bay, an office property located in Toronto, Ontario, the Company has recorded an income tax provision for Canadian income taxes of $2.0 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively, in accordance with Canadian tax laws and regulations.

The Company also recorded an income tax provision for the Texas margin tax related to its properties located in Texas. As a result, the Company recorded approximately $547,000 for the year ended December 31, 2008. The related income tax expense was insignificant for the years ended December 31, 2007 and 2006.

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the Canadian taxpayer for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007

Deferred tax liabilities:
Fixed and intangible assets	$1,186	$572
Rental timing differences	328	423
Total deferred tax liabilities	1,514	995

Deferred tax asset:
None	—	—
Valuation allowance for deferred tax assets	—	—
Deferred tax assets, net of valuation allowance	—	—

Net deferred tax liabilities	$1,514	$995

Redemption of Common Stock

The Company has adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded a liability of $18.1 million in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2008 related to 1.9 million shares tendered for redemption and approved by the board of directors, but which were not redeemed until January 2009.

Per Share Data

Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Losses per common share on a basic and diluted basis are the same because the Company has no potential dilutive common shares outstanding.

Reclassifications

The Company has revised the presentation of investment property to exclude the value associated with leases in place at the time an investment property is acquired as shown in the condensed consolidated balance sheet to be consistent with a majority of others in the industry. As a result, certain reclassifications have been made to the 2007 consolidated balance sheet and the consolidated statement of cash flows for the years ended December 31, 2007 and 2006 to be consistent with the 2008 presentation. Specifically, $253.0 million of net book value of in-place leases has been reclassified from investment property to intangible lease assets as of December 31, 2007 in the condensed consolidated balance sheet and $175.3 million and $110.1 million was reclassified from investments in property to acquired lease intangibles in the condensed consolidated statement of cash flows for the years ended December 31, 2007 and 2006, respectively. Management believes this change in presentation is appropriate given the practices of many of the Company’s industry peers, although it does not believe this change is necessary for the fair presentation of the Company’s financial statements

Recent Accounting Pronouncements

 The Company adopted SFAS No. 157, Fair Value Measurements, in the first quarter of 2008 regarding its financial assets and liabilities.  The FASB has issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the provisions of SFAS 157 relating to nonfinancial assets and liabilities, and delays implementation by the Company until January 1, 2009.  The adoption of the provisions of SFAS 157 relating to nonfinancial assets and liabilities did not have a significant material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have adopted this standard effective January 1, 2008 and elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption; however, we may elect to measure future eligible financial assets or liabilities at fair value.

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

     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133 (“SFAS No. 161”).  This statement contains disclosure requirements regarding an entity’s derivative instruments and hedging activities such as: (i) how and why they are used; (ii) how they are accounted for and (iii) how they affect an entity’s financial statements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Implementation of SFAS No. 161 will result in certain additional disclosures to be included in our consolidated financial statements.

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

3.  Real Estate Investments

The following table provides summary information regarding the properties in which the Company owned interests as of December 31, 2008. All assets which are 100% owned by the Company are referred to as “directly-owned properties”. All other properties are owned indirectly through the Company’s investments in the Grocery-Anchored Portfolio, the Core Fund and Distribution Park Rio as discussed below.

Direct Investments

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Our Effective Ownership(1)
			(Unaudited)
321 North Clark	Chicago, Illinois	04/2006	885,664	99%		100%
Distribution Park Araucaria	Curitiba, Brazil	12/2008	459,587	100%		100%
Citymark	Dallas, Texas	08/2005	220,079	96%		100%
4055/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	100%		100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,247,782	89%		100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	100%		100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	93%		100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579	100%		100%
Watergate Tower IV	Emeryville, California	12/2006	344,433	100%		100%
Williams Tower	Houston, Texas	05/2008	1,480,623	95%		100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%		100%
One Wilshire	Los Angeles, California	08/2007	661,553	99%		100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,731	87%		100%
Airport Corporate Center	Miami, Florida	01/2006	1,021,397	90%		100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	766,039	85%		100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%		100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%		100%
Laguna Buildings	Redmond, Washington	01/2007	464,701	100%		100%
1515 S Street	Sacramento, California	11/2005	348,881	99%		100%
1900 and 2000 Alameda	San Mateo, California	06/2005	253,141	95%		100%
Distribution Park Elouveira	Sao Paolo, Brazil	12/2008	534,794	100%		100%
Distribution Park Vinhedo	Sao Paolo, Brazil	12/2008	609,474	100%		100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	89%		100%
5th and Bell	Seattle, Washington	06/2007	197,135	100%		100%
Atrium on Bay	Toronto, Ontario	02/2007	1,077,961	98%		100%
Total for Directly-Owned Properties			14,047,027	95%

Indirect Investments

Core Fund Investment
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	82%		23.27%
The Carillon Building	Charlotte, North Carolina	07/2007	470,942	97%		23.27%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	96%		23.27%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	98%		23.27%
Three First National Plaza	Chicago, Illinois	03/2005	1,420,118	92%		18.62%
333 West Wacker	Chicago, Illinois	04/2006	845,210	94%		18.57%
One Shell Plaza	Houston, Texas	05/2004	1,230,395	100%		11.64%
Two Shell Plaza	Houston, Texas	05/2004	565,467	97%		11.64%
425 Lexington Avenue	New York, New York	08/2003	700,034	100%		11.67%
499 Park Avenue	New York, New York	08/2003	288,722	100	%(3)	11.67%
600 Lexington Avenue	New York, New York	02/2004	285,605	93%		11.67%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	89%		23.27%
Riverfront Plaza	Richmond, Virginia	11/2006	951,421	100%		23.27%
Johnson Ranch Corporate Centre	Roseville, California	05/2007	179,990	64%		18.57%
Roseville Corporate Center	Roseville, California	05/2007	111,418	91%		18.57%
Summit at Douglas Ridge	Roseville, California	05/2007	185,128	78%		18.57%
Olympus Corporate Centre	Roseville, California	05/2007	191,494	40%		18.57%
Douglas Corporate Center	Roseville, California	05/2007	214,606	78%		18.57%
Wells Fargo Center	Sacramento, California	05/2007	502,365	98%		18.57%

Property	City	Date Acquired	Leasable Square Feet		Percent Leased		Our Effective Ownership(1)
525 B Street	San Diego, California	08/2005	446,737		81%		23.27%
The KPMG Building	San Francisco, California	09/2004	379,328		100%		23.27%
101 Second Street	San Francisco, California	09/2004	388,370		91	%(4)	23.27%
720 Olive Way	Seattle, Washington	01/2006	300,710		94%		18.57%
1200 19th Street	Washington, D.C.	08/2003	328,154	(2)	28%		11.67%
Warner Center	Woodland Hills, California	10/2006	808,274		90%		18.57%
Total for Core Fund Properties			14,859,088		91	%(5)

Grocery-Anchored Portfolio
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081		100%		70%
Champions Village	Houston, Texas	11/2008	404,820		92%		70%
King’s Crossing	Kingwood, Texas	11/2008	126,397		97%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287		100%		70%
Cherokee Plaza	Atlanta, Georgia	11/2008	99,751		100%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172		99%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,496		92%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	79,871		97%		70%
Total for Grocery-Anchored Portfolio			1,137,875		95%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	07/2007	693,115		99%		50%
Total for All Properties			30,737,105		93	% (6)
__________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2008, Hines REIT owned a 97.3% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 2.7% interest in the Operating Partnership. In addition, the Company owned an approximate 28.7% non-managing general partner interest in the Core Fund as of December 31, 2008. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.6% to 81.1%.

(2)	This square footage amount includes three floors which are being added to the building and are currently under construction. The construction is expected to be completed in April 2009.

(3)
On December 16, 2008, Dreier LLP, a law firm tenant that leased 101,604 square feet of space at 499 Park Avenue, filed for bankruptcy.  On February 18, 2009, the U.S. Bankruptcy court rejected the lease effective January 31, 2009, thus terminating the lease. This tenant has stopped paying rent and will have completely vacated this space by the end of March 2009.  However, the leased percentage included in this table treats this space as leased as of December 31, 2008.  Assuming that the Dreier space was treated as vacant, the percentage leased at this property would have been approximately 65% as of December 31, 2008.

(4)
On October 28, 2008, a law firm tenant that leased 145,158 square feet of space at 101 Second Street, Thelen LLP, dissolved its business.  Thelen LLP ceased paying rent after October 31, 2008 and has vacated the space.  In connection with its wind-up and dissolution on January 10, 2009, Thelen agreed to a new short-term lease and is occupying two floors, or 37,592 square feet of space, through March 31, 2009 (after which it is expected to completely vacate the space).  However, the leasing percentage included in this table treats this space as leased as of December 31, 2008.  Assuming that the Thelen space was treated as vacant, the percentage leased at this property would have been approximately 54% as of December 31, 2008.

(5)	Assuming the changes described in notes 3 and 4 above, the Core Fund's properties would have been approximately 90% leased as of December 31, 2008.

(6)
This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties.  The percentage leased based on the Company’s effective ownership interest in each property is 95%

Directly-owned Properties

Investment property consisted of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Buildings and improvements	$1,987,184	$1,481,541
Less: accumulated depreciation	(75,783)	(32,395)
Buildings and improvements, net	1,911,401	1,449,146
Land	462,606	349,778
Investment property, net	$2,374,007	$1,798,924

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

In December 2008, the Company and the Hines affiliate sold the 2.8 acre park and waterwall to an unrelated third party.  The total sales price was $8.5 million, and the net proceeds to the Company were $4.0 million.  The Company’s basis in the property was approximately $4.3 million, of which $4.1 million was assigned to land and $152,000 was assigned to the waterwall. As a result of the sale, the Company recognized an impairment of $254,000 which is reflected in the line item “Other gains (losses)” in the accompanying statement of operations.  Subsequent to the sale, the Company entered into an agreement with the buyer which will require the Company to continue to manage the daily activities of the park and waterwall. The Company will be responsible for certain maintenance costs, a majority of which are collected from the tenants of Williams Tower through operating expense recoveries, and the buyer will be responsible for all capital improvements and costs associated with the waterwall operations. The results of operations from the park and waterwall for 2008 were a loss of approximately $52,000.  These operations are classified in the accompanying statement of operations as continuing operations, due to the fact that these expenses and revenues will continue to be recognized by the Company in future periods given the management agreement entered into between the Company and the buyer.

The following table summarizes the estimated fair values of the assets and liabilities acquired with the Williams Tower acquisition (in thousands):

Property	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Total Purchase Price
Williams Tower	$57,777	$185,184	$58,880	$(29,987)	$271,854

In addition, the Company acquired the following properties during the year ended December 31, 2008:

City	Property	Date Acquired	Allocated Purchase Price
			(in millions)
Kansas City, Missouri	2555 Grand	February 2008	$156.0
El Segundo, California	Raytheon/DirecTV Buildings	March 2008	$131.8
Dallas, Texas	4050/4055 Corporate Drive	May 2008	$42.9
Curitiba, Brazil	Distribution Park Araucaria	December 2008	$32.8
Sao Paolo, Brazil	Distribution Park Elouveira	December 2008	$40.4
Sao Paolo, Brazil	Distribution Park Vinhedo	December 2008	$41.8
Denver, Colorado	345 Inverness Drive	December 2008	$25.7
Denver, Colorado	Arapahoe Business Parks	December 2008	$40.9

As of December 31, 2008, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$424,063	$61,228	$138,577
Less: accumulated amortization	(100,453)	(14,789)	(26,206)
Net	$323,610	$46,439	$112,371

As of December 31, 2007, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$302,530	$52,450	$91,455
Less: accumulated amortization	(49,564)	(8,650)	(11,990)
Net	$252,966	$43,800	$79,465

Amortization expense was $76.3 million, $43.0 million and $15.0 million for in-place leases for the years ended December 31, 2008, 2007, and 2006, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of $4.3 million and $3.2 million, respectively for the years ended December 31, 2008 and 2007. Amortization of out-of-market leases, net, was a decrease to rental revenue of approximately $263,000 for the year ended December 31, 2006. The weighted average lease life of in-place and out-of-market leases at each of the properties acquired during 2008 was between three and 16 years.

Anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases, for each of the following five years ended December 31 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2009	$66,169	$(13,535)
2010	55,995	(12,085)
2011	48,730	(11,172)
2012	38,844	(10,222)
2013	28,836	(8,543)

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of December 31, 2008, the approximate fixed future minimum rentals for each of the years ending December 31, 2009 through 2013 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2009	$232,291
2010	218,364
2011	204,114
2012	180,152
2013	132,509
Thereafter	492,935
Total	$1,460,365

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for each of the years ended December 31, 2009 through December 31, 2013 and for the period thereafter are approximately $2.7 million, $2.4 million, $2.1 million, $1.6 million, $1.1 million and $787,000, respectively. The Company has outsourced the provision of these services to a tenant in the same building, to whom it pays fees for the provision of such services. The fixed future minimum payments for such services for each of the years ended December 31, 2009 through December 31, 2013 and thereafter are approximately $907,000, $749,000, $535,000, $372,000 $260,000 and $22,000, respectively.

During the years ended December 31, 2008 and 2007, the Company did not earn more than 10% of its revenue from any individual tenant.

Approximately 10% of the rental revenue recognized during the year ended December 31, 2006 was earned from a state government agency, whose leases representing 10% of their space expire in October 2012 and whose remaining space expires in April 2013. No other tenant leased space representing more than 10% of the total rental revenue of the Company for the year ended December 31, 2006.

One of the Company’s properties is subject to a ground lease, which expires on March 31, 2032. Although the lease provides for increases in payments over the term of the lease, ground rent expense accrues on a straight-line basis. The fixed future minimum ground lease payments for each of the years ended December 31, 2009 through December 31, 2013 and for the period thereafter are approximately $412,000, $420,000, $428,000, $438,000, $445,000 and $9.9 million, respectively. Ground lease expense for the years ended December 31, 2008 and 2007 was approximately $511,000 and $286,000, respectively. There was no ground lease expense for the year ending December 31, 2006.

4.  Investments in Unconsolidated Entities

The Company owns indirect interests in real estate through its investments in the Grocery-Anchored Portfolio, the Core Fund and Distribution Park Rio (see below for further detail). The carrying values of its investments in these entities as of December 31, 2008 and 2007, respectively, are as follows (in thousands):

	2008	2007
Investment in the Core Fund	$290,062	$330,441
Investment in Grocery-Anchored Portfolio	51,473	—
Investment in Distribution Park Rio	22,839	30,716
Total investments in unconsolidated entities	$364,374	$361,157

The equity in earnings (losses) of the Company’s unconsolidated entities for the years ended December 31, 2008, 2007 and 2006, respectively, was as follows (in thousands):

	2008	2007	2006
Equity in losses of the Core Fund	$(15,598)	$(8,673)	$(3,291)
Equity in earnings of Grocery-Anchored Portfolio	28	—	—
Equity in earnings of Distribution Park Rio	2,154	385	—
Total equity in losses of unconsolidated entities, net	$(13,416)	$(8,288)	$(3,291)

The table below presents the activity of the Company’s unconsolidated entities for the year ended December 31, 2008 (in thousands):

	Core Fund	Grocery-Anchored Portfolio	Distribution Park Rio
Balance as of January 1, 2008	$330,441	$—	$30,716
Contributions	—	51,977	—
Distributions	(24,781)	(532)	(2,662)
Equity in earnings (losses)	(15,598)	28	2,154
Effect of exchange rate	—	—	(7,369)
Balance as of December 31, 2008	$290,062	$51,473	$22,839

Investment in the Core Fund

The Core Fund is a partnership organized in August 2003 by Hines to invest in existing core office properties in the United States that Hines believes are desirable long-term core holdings. The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place. The Company owned an approximate 32.0% non-managing general partner interest in the Core Fund as of December 31, 2007, which owned interests in 24 office properties throughout the United States.

As of the year ended December 31, 2008 the Company owned an approximate 28.7% non-managing general partner interest in the Core Fund. During 2008, the Core Fund acquired an interest in one property located in Chicago, Illinois with an allocated purchase price of $563.0 million.

Consolidated condensed financial information of the Core Fund is summarized below:

Consolidated Condensed Balance Sheets of the Core Fund
as of December 31, 2008 and 2007

	2008	2007
	(In thousands)
ASSETS
Cash	$114,384	$112,211
Investment property, net	3,444,560	3,009,012
Other assets	793,455	824,540
Total Assets	$4,352,399	$3,945,763

LIABILITIES AND PARTNERS’ EQUITY
Debt	$2,670,594	$2,313,895
Other liabilities	258,572	264,705
Minority interests	487,692	426,128
Partners’ equity	935,541	941,035
Total Liabilities and Partners’ Equity	$4,352,399	$3,945,763

Consolidated Condensed Statements of Operations of the Core Fund
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)
Revenues, other income and interest income	$517,442	$423,997	$281,795
Property operating expenses	(226,572)	(179,198)	(128,645)
Interest expense	(139,705)	(104,587)	(68,260)
Depreciation and amortization	(196,895)	(172,045)	(87,731)
Impairment loss	(16,474)	—	—
Income tax expense	(8)	(578)	—
Loss (income) allocated to minority interests	10,104	5,924	(7,073)
Net loss	$(52,108)	$(26,487)	$(9,914)

For the year ended December 31, 2008, the Core Fund recorded an impairment charge of $16.5 million related to one of its properties, Olympus Corporate Centre. This resulted in an increase in the Company's equity in losses of the Core Fund for 2008 of $3.0 million.

During the year ended December 31, 2008, the Core Fund did not earn more than 10% of its revenue from any individual tenant.

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

Investment in the Grocery-Anchored Portfolio

On November 13, 2008, the Company acquired a 70% interest in a joint venture with a subsidiary of Weingarten Realty Investors (“Weingarten”).  Concurrently, the joint venture entered into an agreement to acquire a portfolio of grocery-anchored retail centers owned by Weingarten for $271.4 million.  This portfolio includes 12 retail properties anchored by grocery stores located in Texas, Georgia, Tennessee, Florida and North Carolina and consists of approximately 1.5 million square feet of rentable area that is 96% leased. The initial closing included eight properties for approximately $205.1 million. In addition to its 30% share of the joint venture equity, Weingarten provided $134.0 million of financing in the form of 6% preferred equity.  $100.0 million of the preferred equity was redeemed when the joint venture closed on its $100.0 million mortgage financing from New York Life Insurance Company on December 19, 2008. The loan agreement provides for an interest-only loan and is secured by mortgages or deeds of trust and related assignments and security interests in the initial eight properties owned by the joint venture. The borrowing matures on January 10, 2014 and bears interest at a rate of 6.0%.  As of the date of this report, the joint venture closed on the remaining four properties and assumed four additional loans totaling $34.6 million. Weingarten will continue to manage this portfolio for the joint venture, though the Company’s approval is required for any significant actions of the joint venture.

The Company has concluded its investment in the joint venture with Weingarten qualifies as a variable interest entity (“VIE”) under FIN 46(R). As described above, the joint venture is financed with a $100 million secured note, which is solely guaranteed by Weingarten.  Given the Weingarten loan guarantees, the Company has determined that Weingarten is the primary beneficiary of this VIE. Therefore, the Company has not consolidated the entity. In the event that the terms of the guarantee provided by Weingarten are modified, the Company will re-evaluate its accounting treatment for this investment. As of December 31, 2008, the Company’s maximum loss exposure related to this investment is $51.5 million, which is equal to the carrying value of its investment in the joint venture. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. During the period of its involvement with the VIE, the Company has not provided financial or other support to the joint venture, which it was not previously contractually required to provide.

Investment in Distribution Park Rio

The Company owns a 50% indirect interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil, through a joint venture with Hines Calpers Brazil (“HCB”). The Company formed the joint venture in June 2007 with an initial investment of $28.9 million. The Property consists of four industrial buildings that were constructed in 2001-2007. The buildings contain 693,115 square feet of rentable area that is 100% leased.

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

5.  Debt Financing

The following table includes all of the Company’s outstanding notes payable as of December 31, 2008 and December 31, 2007 (in thousands, except interest rates). Additional information regarding general terms and conditions of each of the Company’s notes payable follows the table:

Description	Origination or Assumption Date	Maturity Date	Interest Rate		Principal Outstanding at December 31, 2008		Principal Outstanding at December 31, 2007
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2009	4.775%		$90,852	(4)	$90,039	(4)
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000	(6)	45,000	(6)
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		155,477	(3)	193,686	(3)
The Prudential Insurance Company of America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500		159,500
IXIS Real Estate Capital Inc. – Raytheon/ DIRECTV Buildings	3/13/2008	12/5/2016	5.675	%(7)	52,515		—
New York State Teachers’ Retirement System – 2555 Grand	4/24/2008	5/1/2013	5.375	%(8)	86,000		—
New York State Teachers’ Retirement System – Williams Tower	5/29/2008	6/1/2013	5.500	%(9)	165,000		—
Artesia Mortgage Capital Corporation – 345 Inverness Drive	12/30/2008	12/11/2016	5.850%		13,790	(10)	—
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	12/30/2008	6/11/2015	5.330%		8,676	(11)	—
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	12/30/2008	11/11/2015	5.530%		9,411	(12)	—
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575	%(2)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505	%(2)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550	%(2)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800	%(2)	48,000		48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2007	8/14/2017	6.0300	%(2)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/Minneapolis Office/Flex Portfolio	12/20/2007	12/20/2012	5.70%		205,000		205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	9/9/2005	10/31/2009	Variable(1)		16,000		—
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		2,621	(5)	3,406	(5)
					$1,529,842		$1,216,631
__________

(1)	The weighted average interest rate on outstanding borrowings under this facility was 1.8% as of December 31, 2008.

(2)
The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate. See Note 6 – Derivative Instruments for additional information regarding the Company’s derivatives.

(3)
The Company entered into mortgage financing in connection with its acquisition of Atrium on Bay. The mortgage agreement provided for an interest only loan with a principal amount of 190.0 million Canadian dollars. This amount was translated to U.S. dollars at a rate of $0.8183 as of December 31, 2008.

(4)
This mortgage is an interest-only loan in the principal amount of $91.0 million, which the Company assumed in connection with its acquisition of Airport Corporate Center. At the time of acquisition, the fair value of this mortgage was estimated to be $88.5 million, resulting in a discount of $2.5 million. The discount is being amortized over the term of the mortgage.

(5)	Note with Citicorp Vendor Finance Ltd. related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $0.8183 as of December 31, 2008.

(6)	The Company entered into mortgage financing in connection with its acquisition of 1515 S. Street. The mortgage agreement provided for an interest only loan with a principal amount of $45.0 million.

(7)
The Company assumed a mortgage note in the principal amount of $54.2 million in connection with its acquisition of the Raytheon/DirecTV Buildings. At the time of acquisition, the fair value of this mortgage was estimated to be $52.9 million, resulting in a discount of $1.3 million. The discount is being amortized over the term of the mortgage.

(8)	The Company entered into an interest-only loan with the New York State Teachers’ Retirement System (“NYSTRS”) in the principal amount of $86.0 million secured by its interest in 2555 Grand.

(9)	The Company entered into an interest-only loan with NYSTRS in the principal amount of $165.0 million secured by its interest in Williams Tower.

(10)
The Company assumed a $15.5 million note in connection with its acquisition of 345 Inverness Drive. The note is interest-only until June 11, 2010, at which time the principal will begin amortizing until its maturity. At the time of acquisition, the fair value of this note was estimated to be $17.2 million, resulting in a premium of $1.7 million. The premium is being amortized over the term of the note.

(11)
The Company assumed a $9.75 million note in connection with its acquisition of Arapahoe Business Park I. The note is interest-only until June 11, 2010, at which time the principal will begin amortizing until its maturity. At the time of acquisition, the fair value of this note was estimated to be $10.8 million, resulting in a premium of $1.1 million. The premium is being amortized over the term of the note.

(12)
The Company assumed a $10.5 million note in connection with its acquisition of Arapahoe Business Park II. At the time of acquisition, the fair value of this note was estimated to be $11.6 million, resulting in a premium of $1.1 million. The premium is being amortized over the term of the note.

Revolving Credit Facility with KeyBank National Association

The Company is party to a credit agreement with KeyBank National Association (“KeyBank”), as administrative agent for itself and various other lenders named in the credit agreement, which provides for a revolving credit facility (the “Revolving Credit Facility”) with maximum aggregate borrowing capacity of up to $250.0 million. The Company established this facility to repay certain bridge financing incurred in connection with certain of its acquisitions and to provide a source of funds for future real estate investments and to fund its general working capital needs. The capacity of the Revolving Credit Facility is reduced by outstanding letters of credit with KeyBank, which totaled $9.4 million and $1.3 million at December 31, 2008 and 2007, respectively.

The Revolving Credit Facility has a maturity date of October 31, 2009, which is subject to extension at the election of the Company for two successive periods of one year each, subject to specified conditions. The facility allows, at the election of the Company, for borrowing at a variable rate or a LIBOR-based rate plus a spread ranging from 125 to 200 basis points based on prescribed leverage ratios. The Company expects to exercise its option to extend the Revolving Credit Facility prior to the maturity date in October 2009.

In addition to customary covenants and events of default, the Revolving Credit Facility provides that it shall be an event of default under the agreement if the Company’s Advisor ceases to be controlled by Hines or if Hines ceases to be majority-owned and controlled, directly or indirectly, by Jeffrey C. Hines or certain members of his family. The amounts outstanding under this facility are secured by a pledge of the Operating Partnership’s equity interests in entities that directly or indirectly hold real property assets, including the Company’s interest in the Core Fund, subject to certain limitations and exceptions. The Company has entered into a subordination agreement with Hines and the Company’s Advisor, which provides that the rights of Hines and the Advisor to be reimbursed by the Company for organizational and offering and other expenses are subordinate to the Company’s obligations under the Revolving Credit Facility. The Company is not aware of any instances of noncompliance relating to covenants of the Revolving Credit Facility as of December 31, 2008.

The Company is not aware of any instances of noncompliance relating to covenants of the Revolving Credit Facility as of December 31, 2008.  On March 11, 2009, the Company had a $91.0 million mortgage loan which matured, and the Company is currently in the process of modifying the loan documents to provide for an extension of the maturity of such loan for a 12 to 18 month period.  The Company expects this extension to close within 30 days of March 11, 2009, however, if it is unable to do so, it expects to use cash on hand which was drawn under the Revolving Credit Facility to retire this loan and seek longer-term financing to replace the borrowings under the Revolving Credit Facility.  The non-payment of this loan on March 11, 2009 without the extension in-place created a non-monetary default under the Revolving Credit Facility which is subject to an automatic 30 day grace period to cure.  As the Company believes that the extension will be executed within the 30 day grace period and it has the liquidity to retire this loan if such extension does not close, the Company does not believe this has a material impact.

Given the current economic environment, should real estate values experience further declines, it could impact the Company's ability to comply with certain covenants in the future which could limit our availability of funds under the Revolving Credit Facility.

HSH Pooled Mortgage Facility

On August 1, 2006 (as amended on January 19, 2007), certain of the Company’s subsidiaries entered into a credit agreement with HSH Nordbank providing for a secured credit facility in the maximum principal amount of $520.0 million (the “HSH Credit Facility”), subject to certain borrowing limitations. The total borrowing capacity under the HSH Credit Facility was based upon a percentage of the appraised values of the properties that we selected to serve as collateral under this facility, subject to certain debt service coverage limitations. Amounts drawn under the HSH Credit Facility bear interest at variable interest rates based on one-month LIBOR plus an applicable margin. The Company purchased interest rate protection in the form of interest rate swap agreements prior to borrowing any amounts under the HSH Credit Facility to secure it against fluctuations of LIBOR. Loans under the HSH Credit Facility may be prepaid in whole or in part, subject to the payment of certain prepayment fees and breakage costs. As of December 31, 2008, the Company had $520.0 million outstanding under the HSH Credit Facility, therefore it has no remaining borrowing capacity under this facility.

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

The HSH Credit Facility provides that an event of default will exist if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The HSH Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance relating to covenants of the HSH Credit Facility as of December 31, 2008.

Additionally, HSH Nordbank has the right to have the properties serving as collateral under this facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, the Company must rebalance through making partial payment or providing additional collateral to eliminate such excess. Considering the declining real estate values in recent months, the Company expects that it may be required to repay certain amounts outstanding in the upcoming quarters to maintain compliance with this covenant. Should it need to do so, the Company expects to fund such amounts with proceeds from its current offering or with borrowings from its Revolving Credit Facility.

Secured Mortgage Facility with Metropolitan Life Insurance Company

On December 20, 2007, a subsidiary of the Operating Partnership entered into a credit agreement with Metropolitan Life Insurance Company (“Met Life”), which provides a secured credit facility to the borrower and certain of our subsidiaries in the maximum principal amount of $750.0 million (the “Met Life Credit Facility”), subject to certain borrowing limitations. As of December 31, 2008, the Company has $205.0 million outstanding under the Met Life Credit Facility. Borrowings under the Met Life Credit Facility may be drawn at any time until December 20, 2009, subject to the approval of Met Life. Such borrowings will be in the form of interest-only loans with fixed rates of interest which will be negotiated separately for each borrowing and will have terms of five to ten years. Each loan will contain a prepayment lockout period of two years and thereafter, prepayment will be permitted subject to certain fees.

The Met Life Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of minimum loan-to- value and debt service coverage ratios. The Company is not aware of any instances of noncompliance relating to covenants of the Met Life Credit Facility as of December 31, 2008.

Additional Debt Secured by Investment Property

From time to time, the Company obtains mortgage financing for its properties outside of the credit facilities described above. These mortgages contain fixed rates of interest and are secured by the property to which they relate. These mortgage agreements contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance of covenants related to these agreements as of December 31, 2008.

On March 11, 2009, the Company had a $91.0 million mortgage loan which matured, and the Company is currently in the process of modifying the loan documents to provide for an extension of the maturity of such loan for a 12 to 18 month period.  The Company expects this extension to close within 30 days of March 11, 2009, however, if its unable to do so, the Company expects to use cash on hand which was drawn under its Revolving Credit Facility to retire this loan and seek longer-term financing to replace the borrowings under the Revolving Credit Facility.

Required principal payments on the Company’s outstanding notes payable for each of the years ended December 31, 2009 through December 31, 2013 and for the period thereafter are $108.0 million, $1.3 million, $48.7 million, $365.9 million, $252.5 million and $758.6 million, respectively. Under the terms of each swap transaction, the Company has agreed to make monthly payments at fixed rates of interest and will receive monthly payments from HSH Nordbank based on 1-month LIBOR.

6.  Derivative Instruments

The Company has entered into several forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of these contracts as cash flow hedges for accounting purposes. The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets as of December 31, 2008 and 2007. See Note 12 for additional discussion regarding fair value.

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

The tables below provide additional information regarding each of the Company’s forward interest rate swap derivatives (in  thousands except interest rates):

Effective Date	Expiration Date	Notional Amount	Interest Rate Paid
August 1, 2006	August 1, 2016	$185,000	5.8575%
January 12, 2007	January 12, 2017	98,000	5.2505%
May 2, 2007	May 2, 2017	119,000	5.3550%
July 19, 2007	July 19, 2017	48,000	5.9800%
August 14, 2007	August 14, 2017	70,000	6.0300%

Gain (loss) on Derivative Instruments, net, includes the following for the three years ended December 31, 2008:

Period	Decrease in Fair Value	Transaction Fees	Foreign Currency Contract Gain	Loss on Derivative Instruments, net

Year Ended December 31, 2008	$(85,880)	$—	$—	$(85,880)
Year Ended December 31, 2007	$(25,750)	(731)	939	$(25,542)
Year Ended December 31, 2006	$(4,444)	(862)	—	$(5,306)

7.  Distributions

The Company’s board has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. The Company has made the following quarterly distributions to its shareholders and minority interests for the years ended December 31, 2008 and 2007.

Distribution for the Quarter Ended	Date Paid	Total Distribution
		(In thousands)
2008
December 31, 2008	January 2, 2009	$32,990
September 30, 2008	October 1, 2008	$31,773
June 30, 2008	July 1, 2008	$29,002
March 31, 2008	April 15, 2008	$26,337
2007
December 31, 2007	January 16, 2008	$24,923
September 30, 2007	October 15, 2007	$23,059
June 30, 2007	July 20, 2007	$18,418
March 31, 2007	April 16, 2007	$14,012

8.  Related Party Transactions

     The table below outlines fees incurred and expense reimbursements payable to Hines and its affiliates for each of the years ended December 31, 2008, 2007 and 2006 and outstanding as of December 31, 2008 and 2007. A description of each of the fees included in the table follows. All amounts are in thousands:

Type and Recipient	Incurred				Unpaid as of
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006		December 31, 2008	December 31, 2007
Selling Commissions – the Dealer Manager	$29,197	$53,409	$34,725		$135	$482
Dealer Manager Fee – the Dealer Manager	9,568	17,529	12,495		(93)	123
Organizational and Offering Expenses - the Advisor	8,040	16,533	18,832	(1)	9	2,260
Acquisition Fee – the Advisor	11,141	6,778	5,614		4,534	—
Asset Management Fee – the Advisor	12,223	8,191	3,166		1,141	2,522
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership	18,648	14,970	8,779		45,419	26,771
Debt Financing Fee – the Advisor	1,058	—	—		1,058	—
Property Management Fee – Hines	8,032	3,933	1,527		(11)	260
Leasing Fee – Hines	1,896	1,109	1,186		645	654
Tenant Construction Management Fees – Hines	197	788	—		184	—
Re-development Construction Management Fees – Hines	45	—	—		—	—
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	16,069	8,900	3,535		1,098	1,750

(1)	See Note 2 for further discussion of Organizational and Offering Costs.

Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fees —The Company pays acquisition fees to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. Effective July 1, 2008, the acquisition fee is payable following the closing of each acquisition up to an aggregate of $2.0 billion of gross real estate investments in an amount equal to 2.5% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity.  In addition, the Company pays acquisition fees to the Advisor, with respect to investments made after the initial $2.0 billion of gross real estate investments, equal to 0.50% of the amounts set forth in (i) and (ii). Pursuant to prior advisory agreements in effect before July 1, 2008, the Company paid an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company made an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of the real estate investments held by that entity. Acquisition fees are expensed in the consolidated statements of operations and unpaid amounts are included in due to affiliates in the consolidated balance sheets.

Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. The asset management fees are earned by the Advisor monthly in an amount equal to 0.0625% of the net equity capital the Company has invested in real estate investments as of the end of each month. Asset management fees are expensed in the consolidated statements of operations and unpaid amounts are included in due to affiliates in the consolidated balance sheets.

Debt Financing Fee– Pursuant to the terms of the Third Offering, effective July 1, 2008, the Company pays financing fees to the Advisor for services related to identifying and evaluating potential financing and refinancing sources, negotiating and executing financing agreements and monitoring the debt facilities. These fees are equal to 1.0% of the amount (i) obtained under any property loan or (ii) made available to the Company under any other debt financing. As the Company incurs the financing fees payable to the Advisor, these fees will be deferred and amortized into interest expense using a straight-line method, which approximates the effective interest method over the life of the related debt.

Expense Reimbursements — In addition to reimbursement of organizational and offering costs related to the Initial and Second Offerings (see Note 2), the Company reimburses the Advisor and its affiliates for certain other expenses incurred in connection with the Company’s administration and ongoing operations. During the year ended December 31, 2006, the Advisor had advanced to or made payments on the Company’s behalf totaling $1.6 million and the Company made repayments totaling $2.7 million. No amounts were owed to the Advisor as of December 31, 2006 related to these advances and no such advances were received after December 31, 2006.

Reimbursement by the Advisor to the Company — The Advisor must reimburse the Company quarterly for any amounts by which operating expenses exceed, in any four consecutive fiscal quarters, the greater of (i) 2.0% of the Company’s average invested assets, which consists of the average book value of its real estate properties, both equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, or (ii) 25.0% of its net income (as defined by the Company’s Amended and Restated Articles of Incorporation), excluding the gain on sale of any of the Company’s assets, unless Hines REIT’s independent directors determine that such excess was justified. Operating expenses generally include all expenses paid or incurred by the Company as determined by generally accepted accounting principles, except certain expenses identified in Hines REIT’s Amended and Restated Articles of Incorporation. For the years ended December 31, 2008 and 2007, the Company did not exceed this limitation.

Dealer Manager Agreement

The Company retained HRES, an affiliate of the Advisor, to serve as dealer manager for its public offerings. The dealer manager agreement for the Second Offering provided that HRES earned selling commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which was reallowed to participating broker dealers, and earned no selling commissions related to shares issued pursuant to the dividend reinvestment plan. It also provided that HRES earned a dealer manager fee equal to up to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which was reallowed to participating broker dealers. Selling commissions and dealer manager fees are offset against additional paid-in capital in the accompanying consolidated statement of shareholders’ equity.

The terms of the dealer manager agreement for the Third Offering, effective July 1, 2008 upon commencement of the Third Offering, are comparable with those of the Second Offering dealer manager agreement as it relates to the selling commissions and dealer manager fee earned by HRES. However, the dealer manager agreement for the Third Offering extends the definition of shares exempted from selling commissions and the dealer manager fee to include shares purchased by certain investors that have an agreement with a licensed broker-dealer, investment advisor or bank trust department pursuant to which the investor pays a fee based on assets under management or a similar fee.

Property Management and Leasing Agreements

The Company has entered into property management and leasing agreements with Hines to manage the leasing and operations of properties in which it directly invests. As compensation for its services, Hines receives the following:

•
A property management fee equal to the lesser of 2.5% of the annual gross revenues received from the properties or the amount of property management fees recoverable from tenants of the property under the leases. Property management fees are expensed in the consolidated statements of operations and unpaid amounts are included in due to affiliates in the consolidated balance sheets.

•
A leasing fee of 1.5% of gross revenues payable over the term of each executed lease including any lease renewal, extension, expansion or similar event and certain construction management and re-development construction management fees, in the event Hines renders such services. Leasing fees are recorded in deferred lease costs and are amortized over the life of the lease to which they relate. Unpaid amounts are included in due to affiliates in the consolidated balance sheets.

•
The Company is generally required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’s duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses will be limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. These costs, net of payments, resulted in liabilities which have been included in due to affiliates in the accompanying consolidated balance sheets.

Other Affiliate Transactions

On May 1, 2008, the Company acquired Williams Tower, a 64-story office building located in Houston, Texas. Williams Tower is managed by Hines. In addition, the Company is headquartered in Williams Tower and Hines and its affiliates lease 9% of the rentable area of Williams Tower. The Company recorded $3.1 million in revenue related to space leased by Hines for the year ended December 31, 2008.

On December 15, 2008, the Company acquired Distribution Parks Araucaria, Louveira and Vinhedo for approximately $114.9 million (translated from R$269.9 million as of the acquisition date), excluding transaction costs, financing fees and working capital reserves. The sellers, HCB Interests LP and Hines HCB Partners LP, are subsidiaries of a joint venture between an affiliate of Hines and the California Public Employees’ Retirement System. The Hines affiliate owned a 5% equity interest in the seller and controlled its day-to-day operations. Through its affiliate, Hines received its  5% share of net sale proceeds. The share Hines received did not affect the purchase price of $114.9 million, which was reviewed and approved by the conflicts committee of the Company’s board of directors.

Due to Affiliates

Due to affiliates as of December 31, 2008 and 2007 includes the following (in thousands):

	2008	2007
Organizational and offering costs related to the Second Offering	$9	$2,260
Dealer manager fees and selling commissions	42	605
Asset management, acquisition and financing fees and property-level fees and reimbursements	8,649	5,319
Other	815	784
Total	$9,515	$8,968

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership. The percentage interest in the Operating Partnership attributable to the Participation Interest was 2.2%, 1.7% and 1.3% as of December 31, 2008, 2007 and 2006, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution.

As the percentage interest of the participation interest is adjusted, the value attributable to such adjustment related to acquisition fees and asset management fees is charged against earnings and recorded as a liability until such time as the Participation Interest is repurchased for cash or converted into common shares of Hines REIT. In addition, in accordance with SFAS 123R, the liability is remeasured at fair value each balance sheet date with related adjustments included in asset management and acquisition fee expense in the accompanying consolidated statements of operations.

9.  Changes in Assets and Liabilities

The effect of changes in asset and liability accounts on cash flows from operating activities is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Changes in assets and liabilities:
(Increase) decrease in other assets	$670	$(128)	$(166)
Increase in tenant and other receivables	(15,903)	(16,953)	(4,073)
Additions to deferred lease costs	(22,468)	(14,162)	(2,274)
Increase (decrease) in accounts payable and accrued expenses	(10,974)	683	2,258
Increase in participation interest liability	18,648	14,970	8,779
Increase (decrease) in other liabilities	(1,560)	6,268	(172)
Increase in due to affiliates	3,668	2,595	2,711
Changes in assets and liabilities	$(27,919)	$(6,727)	$7,063

10.  Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$83,330	$44,860	$15,371
Cash paid for income taxes	$444	$—	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Unpaid selling commissions and dealer manager fees	$42	$605	$885
Deferred offering costs offset against additional paid-in-capital	$4,299	$8,950	$9,613
Distributions declared and unpaid	$32,990	$24,923	$11,281
Distributions receivable	$5,275	$6,890	$5,858
Dividends reinvested	$61,069	$37,445	$13,509
Non-cash net liabilities acquired upon acquisition of property	$23,118	$32,858	$11,036
Accrual of deferred financing costs	$1,175	$117	$185
Assumption of mortgage upon acquisition of property	$84,808	$—	$88,495
Accrued deferred leasing costs	$9,123	$9,817	$15,062
Accrued additions to investment property	$548	$1,189	$163

11.  Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

12. Fair Value Disclosures

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

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

     As of December 31, 2008, the Company recorded a liability of $116.1 million related to the fair value of its interest rate swap contracts in accordance with SFAS No. 157. The fair value of these derivative instruments was determined using pricing models. Pricing models take into account the contract terms as well as other inputs where applicable, such as interest rate yield curves. Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparty, HSH Nordbank. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. Therefore, we had no valuations classified in Level 3 of the fair value of the hierarchy.

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

As of December 31, 2008, management estimated that the fair value of notes payable, which had a carrying value of approximately $1.5 billion, was $1.4 billion.  As of December 31, 2007, management estimated that the fair value of notes payable, which had a carrying value of $1.2 billion, was $1.2 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

In addition, in accordance with SFAS 123R, the liability related to the Participation Interest is remeasured at fair value at each balance sheet date.  The fair value of the shares underlying the Participation Interest liability are values based on the related offering price in place as of each balance sheet date. Adjustments required to record this liability at fair value are included in asset management and acquisition fee expense in the accompanying consolidated statements of operations.

13.  Reportable Segments

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has four reportable segments: 1) office properties 2) domestic industrial properties 3) domestic retail properties and 4) international industrial properties. The office properties segment consists of 21 office properties that the Company owns directly as well as 25 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial properties segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of eight grocery-anchored shopping centers that are owned indirectly through the Company’s investment in a joint venture with Weingarten. The international industrial properties segment consists of three directly-owned industrial properties located in Curitiba and Sao Paolo, Brazil and one industrial property located in Rio de Janeiro, Brazil that is owned indirectly through the Company’s investment in a joint venture with a Hines affiliate.

The Company’s indirect investments are accounted for using the equity method of accounting for investments. As such, the activities of these investments are reflected in investments from unconsolidated entities in the consolidated balance sheets and equity in losses of unconsolidated entities, net in the consolidated statements of operations.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net loss. "Corporate-Level Accounts" includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Total revenue
Office properties	$330,555	$179,576	$63,930
Domestic industrial properties	2,680	—	—
International industrial properties	363	—	—
Corporate-level accounts	100	—	—
Total revenue	$333,698	$179,576	$63,930

Net operating income (loss)
Office properties(1)	$191,342	$101,147	$35,195
Domestic industrial properties(1)	2,099	—	—
International industrial properties(1)	289	—	—
Corporate-level accounts(2)	(51,644)	(42,092)	(26,138)
Total segment net operating income (loss)	$142,086	$59,055	$9,057

Equity in earnings (losses) of unconsolidated entities
Equity in losses of office properties	$(15,598)	$(8,673)	$(3,291)
Equity in earnings of domestic retail properties	28	—	—
Equity in earnings of international industrial properties	2,154	385	—
Total equity in earnings (losses) of unconsolidated entities	$(13,416)	$(8,288)	$(3,291)

Total assets	December 31, 2008	December 31, 2007
Office properties	$2,732,894	$2,202,056
Domestic industrial properties	44,146	—
International industrial properties	119,368	—
Investment in unconsolidated entities –
Office properties	290,062	330,441
Domestic retail properties	51,473	—
International industrial properties	22,839	30,716
Corporate-level accounts	19,656	140,410
Total assets	$3,280,437	$2,703,623

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Reconciliation to net loss
Total segment net operating income	$142,086	$59,055	$9,057
Depreciation and amortization	(122,798)	(68,151)	(22,478)
Equity in losses of unconsolidated entities, net	(13,416)	(8,288)	(3,291)
Loss on derivative instruments, net	(85,880)	(25,542)	(5,306)
Other gains (losses)	(256)	134	—
Interest expense	(83,111)	(47,835)	(18,310)
Interest income	3,544	5,321	1,409
Provision for income taxes	(2,512)	(1,068)	—
(Income) loss allocated to minority interests	(3,065)	(1,266)	429
Net loss	$(165,408)	$(87,640)	$(38,490)

(1) Revenues less property operating expenses, real property taxes and property management fees.

(2) Revenues less asset management and acquisition fees, organizational and offering expenses and general and administrative expenses.

14.  Subsequent Events

Shareholder Redemption

From January 1, 2009 through March 2, 2009, in accordance with the Company’s share redemption plan, the Company redeemed approximately 6.7 million common shares and made corresponding payments totaling $63.5 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and have the status of authorized, but unissued shares.

Beginning with shares redeemed in March 2009 under the Company’s share redemption program, shares will be redeemed at a price of $9.15 per share rather than at the Company’s prior redemption price of $9.68 per share.

Other

From January 1, 2009 through March 20, 2009, the Company has received gross offering proceeds of $62.4 million from the sale of 6.2 million common shares, including $17.3 million of gross proceeds relating to 1.7 million shares sold under its dividend reinvestment plan. As of March 20, 2009, 2,818.9 million common shares remained available for sale to the public pursuant to the Third Offering, exclusive of $465.3 million common shares available under the Company’s dividend reinvestment plan.

From January 1, 2009 through March 20, 2009, the Company has incurred $204.0 million of additional borrowings under its Revolving Credit Facility, all of which was outstanding as of March 20, 2009.

On March 11, 2009, the Company had a $91.0 million mortgage loan which matured, and the Company is currently in the process of modifying the loan documents to provide for an extension of the maturity of such loan for a 12 to 18 month period.  The Company expects this extension to close within 30 days of March 11, 2009, however, if unable to do so, the Company expects to use cash on hand which was drawn under its Revolving Credit Facility to retire this loan and seek longer-term financing to replace the borrowings under the Revolving Credit Facility.  The non-payment of this loan on March 11, 2009 without the extension in-place created a non-monetary default under the Revolving Credit Facility which is subject to an automatic 30 day grace period to cure.  As the Company believes that the extension will be executed within the 30 day grace period and it has the liquidity to retire this loan if such extension does not close, the Company does not believe this has a material impact.

Change in Offering Prices

Effective January 26, 2009, the board of directors of the Company authorized the following changes to the terms of the Third Offering:

•	Decreased the offering price of shares of its common stock from $10.66 per share to $10.08 per share.

•	Decreased the price at which shares will be issued pursuant to its dividend reinvestment plan from $10.13 per share to $9.58 per share.

•	Beginning with shares redeemed in March 2009 under the Company’s redemption program, the share redemption price decreased from $9.68 per share to $9.15 per share.

15.  Quarterly Financial data (unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2008:

	For the Quarter Ended				For the Year Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008
	(In thousands, except per share data)
Revenues	$70,134	$85,220	$88,902	$89,442	$333,698
Equity in losses of unconsolidated entities, net	$(1,935)	$(2,181)	$(2,263)	$(7,037)	$(13,416)
Net income (loss)	$(43,830)	$8,105	$(24,596)	$(105,087)	$(165,408)
Income (loss) per common share:
Basic and diluted	$(0.27)	$0.05	$(0.13)	$(0.53)	$(0.90)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2007:

	For the Quarter Ended				For the Year Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007
	(In thousands, except per share data)
Revenues	$30,675	$37,279	$49,687	$61,935	$179,576
Equity in losses of unconsolidated entities, net	$(1,136)	$(757)	$(5,029)	$(1,366)	$(8,288)
Net income (loss)	$(12,451)	$6,156	$(43,950)	$(37,395)	$(87,640)
Income (loss) per common share:
Basic and diluted	$(0.14)	$0.05	$(0.31)	$(0.24)	$(0.70)

* * * * *

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2008 was based on the framework for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2008, our system of internal control over financial reporting was effective.

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

March 31, 2009

Change in Control Environment

Other than those described below, no changes occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

During the three months ended December 31, 2008, we continued the implementation of an upgrade to our reporting capabilities within our financial and accounting systems. We anticipate this implementation will be completed by June 30, 2009. This new software has affected aspects of our accounting and financial systems and procedures and has resulted in significant changes to the process of consolidating our financial results, but these upgrades were not implemented in response to an identified significant control deficiency or material weakness. We believe that these changes have improved and strengthened our overall system of internal control.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2009.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2009.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2009.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Hines Real Estate Investment Trust, Inc.
Consolidated Financial Statements — as of December 31, 2008 and 2007 and for Each of the Three Years in the Period Ended December 31, 2008
Report of Independent Registered Public Accounting Firm	54
Audited Consolidated Financial Statements
Consolidated Balance Sheets	55
Consolidated Statements of Operations	56
Consolidated Statements of Shareholders’ Equity	57
Consolidated Statements of Cash Flows	58
Notes to Consolidated Financial Statements	59
Hines U.S. Core Office Fund LP
Consolidated Financial Statements — as of December 31, 2008 and 2007 and for Each of the Three Years in the Period Ended December 31, 2008
Report of Independent Registered Public Accounting Firm	90
Audited Consolidated Financial Statements
Consolidated Balance Sheets	91
Consolidated Statements of Operations	92
Consolidated Statements of Partners’ Equity	93
Consolidated Statements of Cash Flows	94
Notes to Consolidated Financial Statements	95

(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts is set forth beginning on page 109 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 110 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 113 for a list of all exhibits filed as a part of this report.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Hines US Core Office Fund LP
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines US Core Office Fund LP and subsidiaries (the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Houston, Texas
March 31, 2009

HINES US CORE OFFICE FUND LP

CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
	(In thousands)
ASSETS
Investment property — net	$3,444,560	$3,009,012
Cash and cash equivalents	114,384	112,211
Restricted cash	9,641	14,690
Tenant and other receivables — net	89,885	75,617
Intangible lease assets — net	561,450	611,263
Deferred financing costs — net	14,003	17,421
Deferred leasing costs — net	107,840	94,359
Prepaid expenses and other assets	10,636	11,190
TOTAL ASSETS	$4,352,399	$3,945,763

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$97,258	$88,280
Due to affiliates	4,479	5,228
Intangible lease liabilities — net	61,547	75,171
Other liabilities	68,422	62,716
Distributions payable	16,574	21,552
Dividends and distributions payable to minority interest holders	10,292	11,758
Notes payable — net	2,670,594	2,313,895
Total liabilities	2,929,166	2,578,600
Commitments and contingencies (Note 11)
Minority interests	487,692	426,128
Partners’ equity	935,541	941,035
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$4,352,399	$3,945,763

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)
Revenues:
Rental revenues	$478,811	$382,207	$263,462
Other revenues	36,636	28,879	16,454
Total revenues	515,447	411,086	279,916
Expenses:
Depreciation and amortization	196,895	172,045	87,731
Property operating expenses	120,860	96,344	67,066
Real property taxes	83,349	63,693	49,100
Property management fees	12,064	8,981	5,839
General and administrative	10,299	10,180	6,640
Impairment loss	16,474	—	—
Total expenses	439,941	351,243	216,376
Income before other income, interest income, interest expense, income tax expense and loss (income) allocated to minority interests	75,506	59,843	63,540
Other income	—	9,637	—
Interest income	1,995	3,274	1,879
Interest expense	(139,705)	(104,587)	(68,260)
Loss before income tax expense and loss (income) allocated to minority interest	(62,204)	(31,833)	(2,841)
Income tax expense	(8)	(578)	—
Loss (income) allocated to minority interests	10,104	5,924	(7,073)
Net loss	$(52,108)	$(26,487)	$(9,914)

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006

	Managing General Partner	Other Partners	Total
	(In thousands)
BALANCE — January 1, 2006	$307	$417,248	$417,555
Contributions from partners	456	469,984	470,440
Distributions to partners	(56)	(55,368)	(55,424)
Net loss	(10)	(9,904)	(9,914)
BALANCE — December 31, 2006	697	821,960	822,657
Contributions from partners	219	227,453	227,672
Distributions to partners	(83)	(82,724)	(82,807)
Net loss	(27)	(26,460)	(26,487)
BALANCE — December 31, 2007	806	940,229	941,035
Contributions from partners	149	202,219	202,368
Distributions to partners	(86)	(86,136)	(86,222)
Net loss	(52)	(52,056)	(52,108)
Redemptions of partnership interests	(24)	(37,122)	(37,146)
Accrued redemption of partnership interests	-	(30,000)	(30,000)
Adjustment for basis difference in consolidated subsidiary	(2)	(2,384)	(2,386)
BALANCE — December 31, 2008	$791	$934,750	$935,541

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,108)	$(26,487)	$(9,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	225,994	192,290	110,367
Impairment loss	16,474	—	—
Minority interest in (losses) earnings of consolidated entities	(10,104)	(5,924)	7,073
Changes in assets and liabilities:
Increase in tenant and other receivables	(15,673)	(25,276)	(17,734)
Additions to deferred leasing costs	(26,263)	(21,532)	(24,931)
Decrease (increase) in prepaid expenses and other assets	628	(928)	(842)
(Decrease) increase in accounts payable and accrued expenses	(9,966)	(4,785)	8,903
(Decrease) increase in due to affiliates	(262)	255	808
Increase (decrease) in other liabilities	7,284	7,994	(3,851)
Net cash provided by operating activities	136,004	115,607	69,879
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in investment property	(279,593)	(789,403)	(874,988)
Investment in master lease	—	(900)	—
Master lease rent receipts	900	—	—
Decrease (increase) in restricted cash	5,049	(6,241)	(6,311)
Acquired lease intangibles	(101,792)	(107,361)	(179,758)
Net cash used in investing activities	(375,436)	(903,905)	(1,061,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	202,368	227,672	470,440
Contributions from minority interest holders	94,742	143,960	113,381
Prepaid contributions from minority interest holders	—	36,040	—
Distributions to partners	(91,274)	(78,473)	(52,166)
Dividends and distributions to minority interest holders	(56,822)	(53,491)	(35,298)
Redemptions to partners	(37,146)	—	—
Redemptions to minority interest holders	(6,144)	—	—
Proceeds from notes payable	289,177	915,943	1,060,145
Repayments of notes payable	(150,984)	(355,635)	(537,945)
Increase in security deposit liabilities	230	75	82
Additions to deferred financing costs	(2,542)	(3,139)	(1,948)
Net cash provided by financing activities	241,605	832,952	1,016,691
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,173	44,654	25,513
CASH AND CASH EQUIVALENTS — Beginning of year	112,211	67,557	42,044
CASH AND CASH EQUIVALENTS — End of year	$114,384	$112,211	$67,557

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines US Core Office Fund LP (formerly known as Hines-Sumisei U.S. Core Office Fund, L.P.) and consolidated subsidiaries (the “Fund”) was organized in August 2003 as a Delaware limited partnership by affiliates of Hines Interests Limited Partnership (“Hines”) for the purpose of investing in existing office properties (“Properties”) in the United States. The Fund’s third-party investors are primarily U.S. and foreign institutional investors. The managing general partner is Hines US Core Office Capital LLC (“Capital”), an affiliate of Hines. As of December 31, 2008, the Fund owned indirect interests in office properties as follows:

Property	City	Effective Ownership by the Fund December 31, 2008(1)
One Atlantic Center	Atlanta, Georgia	80.9%
Three First National Plaza	Chicago, Illinois	64.8
333 West Wacker	Chicago, Illinois	64.8
One North Wacker	Chicago, Illinois	80.9
One Shell Plaza	Houston, Texas	40.5
Two Shell Plaza	Houston, Texas	40.5
425 Lexington Avenue	New York, New York	40.6
499 Park Avenue	New York, New York	40.6
600 Lexington Avenue	New York, New York	40.6
Riverfront Plaza	Richmond, Virginia	80.9
525 B Street	San Diego, California	80.9
The KPMG Building	San Francisco, California	80.9
101 Second Street	San Francisco, California	80.9
720 Olive Way	Seattle, Washington	64.6
1200 Nineteenth Street	Washington, D.C.	40.6
Warner Center	Woodland Hills, California	64.6
Douglas Corporate Center	Sacramento, California	64.6
Johnson Ranch Corporate Centre	Sacramento, California	64.6
Roseville Corporate Center	Sacramento, California	64.6
Summit at Douglas Ridge	Sacramento, California	64.6
Olympus Corporate Centre	Sacramento, California	64.6
Wells Fargo Center	Sacramento, California	64.6
Charlotte Plaza	Charlotte, North Carolina	80.9
Carillon	Charlotte, North Carolina	80.9
Renaissance Square	Phoenix, Arizona	80.9
__________

(1)
This percentage shows the Fund’s effective ownership interests in the applicable operating companies (“Companies”) that own the Properties. The Fund holds an indirect ownership interest in the Companies through its investments in (1) Hines NY Core Office Trust (“NY Trust”) (40.6% at December 31, 2008) and (2) Hines US Core Office Trust (“Core Office Trust”) (99.8% at December 31, 2008).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of the Fund, as well as the accounts of entities over which the Fund exercises financial and operating control and the related amounts of minority interest. All intercompany balances and transactions have been eliminated in consolidation.

The Fund evaluates the need to consolidate joint ventures based on standards set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, and American Institute of Certified Public Accountants’ Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, as amended by Emerging Issues Task Force Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. In accordance with this accounting literature, the Fund will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Fund will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. As of December 31, 2008, the Fund has no unconsolidated interests in joint ventures.

Investment Property — Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, does not exceed the individual property’s fair value. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, generally 15 to 20 years for electrical and mechanical installations, and 40 years for buildings. Major replacements where the betterment extends the useful life of the assets are capitalized. Maintenance and repair items are expensed as incurred.

Real estate assets are reviewed each reporting period for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. An impairment loss related to Olympus Corporate Centre of $16.5 million was recognized for the year ended December 31, 2008.  No impairment loss was recorded for the years ended December 31, 2007 and 2006.  The determination of whether a property investment is impaired requires a significant amount of judgment by management at the time of the evaluation.  If market conditions continue to deteriorate or if management’s plans for certain properties change, additional write-downs could be required in the future.

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

Acquired above-market ground lease values are recorded based on the difference between the present value (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases. The capitalized above-market lease values are amortized as adjustments to ground lease expense over the lease term.

Management estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between the estimated fair value and the note’s outstanding principal balance is amortized over the life of the mortgage notes payable.

Cash and Cash Equivalents — The Fund defines cash and cash equivalents as cash on hand and investment instruments with original maturities of three months or less.

Restricted Cash — At December 31, 2008 and 2007, restricted cash consists of tenant security deposits and escrow deposits held by lenders for property taxes, tenant improvements and leasing commissions. Substantially all restricted cash is invested in demand or short-term instruments.

Tenant and Other Receivables– Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent (See Note 2- Revenue Recognition below).  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of an allowance for doubtful accounts of $1.5 million and approximately $410,000, at December 31, 2008 and 2007, respectively.

Deferred Financing Costs — Deferred financing costs consist of direct costs incurred in obtaining the notes payable (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the term of the notes. For the years ended December 31, 2008, 2007, and 2006, $6.0 million, $4.6 million, and $4.4 million, respectively, was amortized into interest expense. Deferred financing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $20.6 million and $14.6 million at December 31, 2008 and 2007, respectively.

Deferred Leasing Costs — Direct leasing costs, primarily third-party leasing commissions and tenant incentives, are capitalized and amortized over the life of the related lease. Tenant incentive amortization was $8.3 million, $5.7 million, and $2.9 million for the years ended December 31, 2008, 2007, and 2006, respectively, and was recorded as an offset to rental revenue. Amortization expense related to other direct leasing costs for the years ended December 31, 2008, 2007, and 2006, was $4.9 million, $3.3 million, and $2.1 million, respectively. Deferred leasing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $26.9 million and $15.5 million at December 31, 2008 and 2007, respectively.

Revenue Recognition — The Fund recognizes rental revenue on a straight-line basis over the life of the lease, including the effect of rent holidays, if any. Straight-line rent receivable in the amount of $78.5 million and $61.4 million as of December 31, 2008 and 2007, respectively, consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement date over the remaining term of the related leases and the tenants’ actual rents due under the leases and is included in tenant and other receivables, net, in the consolidated balance sheets. Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when the Fund has satisfied all obligations under the lease agreement.

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

Income Taxes — In May 2006, the State of Texas enacted legislation that replaced the franchise tax with a “margin tax,” which is effective for tax reports due on or after January 1, 2008, and which will compute the tax based on business done in calendar years beginning after December 31, 2006. The legislation expanded the number of entities previously covered under the franchise tax and specifically includes limited partnerships as subject to the margin tax.  Currently, the Fund owns an indirect interest in two properties located in Texas.  Because the margin tax is based on revenue and expenses of the Fund, it is considered an income tax and is accounted for in accordance with the provisions of Statement of Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  Income tax expense was approximately $8,000 and $578,000 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Partnership had no significant temporary differences, tax credits or net operating loss carry-forwards.

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

Concentration of Credit Risk — At December 31, 2008 and 2007, the Fund had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.   Management regularly monitors the financial stability of these financial institutions and believes that the Fund is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to the Fund’s non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Reclassifications — Certain reclassifications have been made to amounts in prior period financial statements to conform to the current period presentations.  Specifically, the Fund has revised the presentation of investment property to exclude the value associated with leases in place at the time an investment property is acquired as shown in the consolidated balance sheet to be consistent with a majority of others in the industry.  As a result, $473.0 million of net book value of in-place leases has been reclassified from investment property, net, to intangible lease assets, net, as of December 31, 2007 in the consolidated balance sheet.  Additionally, $9.4 million and $15.2 million of amortization of out-of-market leases was combined with depreciation and amortization and $149.6 million and $191.6 million was reclassified from investments in investment property to acquired lease intangibles in the consolidated statement of cash flows for the years ended December 31, 2007 and 2006, respectively.  Management believes this change in presentation is appropriate given the practices of many of the Fund’s industry peers, although it does not believe this change is necessary for the fair presentation of the Fund’s financial statements.

Additionally, the Fund has revised its presentation to include straight-line rent receivable with tenant and other receivables, net, and to include straight-line rent payable with other liabilities.  As a result, $61.4 million of straight-line rent receivable was reclassified to tenant and other receivables, net, and $3.8 million of straight-line rent payable was reclassified to other liabilities as of December 31, 2007 in the consolidated balance sheet.  Additionally, $18.1 million and $16.3 million was reclassified from change in straight-line rent receivable to change in tenant and other receivables and $2.3 million and $1.2 million was reclassified from change in straight-line rent payable to change in other liabilities in the consolidated statement of cash flows for the years ended December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Fund has adopted this standard effective January 1, 2008 and elected not to measure any of its current eligible financial assets or liabilities at fair value upon adoption; however, the Fund may elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Management expects SFAS No. 141R will have a material impact to the extent that real estate acquisitions are significant.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Fund (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated balance sheet within equity, but separate from the partner’s equity. All changes in the partner’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Management is currently assessing the impact of SFAS No. 160 on the Fund’s consolidated financial statements.

The Fund adopted SFAS No. 157, Fair Value Measurements, in the first quarter of 2008 regarding its financial assets and liabilities. The FASB has issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the provisions of SFAS 157 relating to nonfinancial assets and liabilities, and delays implementation by the Fund until January 1, 2009.  The adoption of the provisions of SFAS 157 relating to nonfinancial assets and liabilities did not have a significant impact on the Fund's consolidated financial statements.

In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The issuance of FSP 157-3 did not have a significant impact on the Fund’s financial statements.

3.  REAL ESTATE INVESTMENTS

At December 31, 2008, the Fund indirectly owned interests in properties as follows:

Property	City	Acquisition Date	Leasable Square Feet		% Leased
			(Unaudited)		(Unaudited)
One Atlantic Center	Atlanta, Georgia	July 2006	1,100,312		82%
Three First National Plaza	Chicago, Illinois	March 2005	1,420,118		92
333 West Wacker	Chicago, Illinois	April 2006	845,210		94
One North Wacker	Chicago, Illinois	March 2008	1,373,754		98
One Shell Plaza	Houston, Texas	May 2004	1,230,395		100
Two Shell Plaza	Houston, Texas	May 2004	565,467		97
425 Lexington Avenue	New York, New York	August 2003	700,034		100
499 Park Avenue	New York, New York	August 2003	288,722		100	(2)
600 Lexington Avenue	New York, New York	February 2004	285,605		93
Riverfront Plaza	Richmond, Virginia	November 2006	951,421		100
525 B Street	San Diego, California	August 2005	446,737		81
The KPMG Building	San Francisco, California	September 2004	379,328		100
101 Second Street	San Francisco, California	September 2004	388,370		91	(3)
720 Olive Way	Seattle, Washington	January 2006	300,710		94
1200 Nineteenth Street	Washington, D.C.	August 2003	328,154	(1)	28
Warner Center	Woodland Hills, California	October 2006	808,274		90
Douglas Corporate Center	Sacramento, California	May 2007	214,606		78
Johnson Ranch Corporate Centre	Sacramento, California	May 2007	179,990		64
Roseville Corporate Center	Sacramento, California	May 2007	111,418		91
Summit at Douglas Ridge	Sacramento, California	May 2007	185,128		78
Olympus Corporate Centre	Sacramento, California	May 2007	191,494		40
Wells Fargo Center	Sacramento, California	May 2007	502,365		98
Charlotte Plaza	Charlotte, North Carolina	June 2007	625,026		96
Carillon	Charlotte, North Carolina	July 2007	470,942		97
Renaissance Square	Phoenix, Arizona	December 2007	965,508		89
			14,859,088
__________

(1)	The project is currently under redevelopment. The square footage amount includes approximately 93,000 square feet (unaudited) currently under construction (See Note 12).
(2)
On December 16, 2008, Dreier LLP, a law firm tenant that leased 101,604 square feet of space at 499 Park Avenue, filed for bankruptcy.  On February 18, 2009, the U.S. Bankruptcy court rejected the lease effective January 31, 2009, thus terminating the lease.  This tenant has stopped paying rent and will have completely vacated this space by the end of March 2009.  However, the leased percentage included in this table treats this space as leased as of December 31, 2008.  Assuming that the Dreier space was treated as vacant, the percentage leased at this property would have been approximately 65% as of December 31, 2008.

(3)
On October 28, 2008, a law firm tenant that leased 145,158 square feet of space at 101 Second Street, Thelen LLP, dissolved its business.  Thelen LLP stopped paying rent after October 31, 2008 and has vacated the space.  In connection with its wind-up and dissolution on January 10, 2009, Thelen agreed to a new short-term lease and is occupying two floors, or 37,592 square feet of space, through March 31, 2009 (after which it is expected to completely vacate the space).  However, the leasing percentage included in this table treats this space as leased as of December 31, 2008.  Assuming that the Thelen space is treated as vacant, the percentage leased at this property would have been approximately 54% as of December 31, 2008.

Investment property consisted of the following as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Buildings and improvements	$2,954,815	$2,517,996
Less accumulated depreciation	(180,329)	(109,399)
Buildings and improvements, net	2,774,486	2,408,597
Land	670,074	600,415
Investment property, net	$3,444,560	$3,009,012

As of December 31, 2008, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$698,354	$201,978	$91,648
Less accumulated amortization	(252,590)	(86,292)	(30,101)
Net	$445,764	$115,686	$61,547

As of December 31, 2007, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$654,673	$211,106	$95,201
Less accumulated amortization	(181,710)	(72,806)	(20,030)
Net	$472,963	$138,300	$75,171

Amortization expense was $121.1 million, $89.6 million, and $56.3 million for in-place leases for the years ended December 31, 2008, 2007, and 2006, respectively. Amortization of out-of-market leases, net, was a decrease of rental revenue of $13.4 million, $9.5 million, and $15.3 million for the years ended December 31, 2008, 2007, and 2006, respectively. Amortization of above-market ground leases was a decrease to ground lease expense of approximately $120,000 for the years ended December 31, 2008 and 2007 and $56,000 for the year ended December 31, 2006. For the property acquired in 2008, the weighted-average lease life of in-place and out-of-market leases was five years.

Anticipated amortization of in-place leases and out-of-market leases, net, for the next five years is as follows (in thousands):

Years Ending December 31	In-Place Leases	Out-of-Market Leases — Net
2009	$96,794	$3,997
2010	81,661	4,663
2011	73,605	4,285
2012	57,389	3,102
2013	42,339	1,621

4.  NOTES PAYABLE

The Fund’s notes payable at December 31, 2008 and 2007, consist of the following (in thousands):

Description	Interest Rate as of December 31, 2008	Maturity Date	Outstanding Principal Balance at December 31, 2008	Outstanding Principal Balance at December 31, 2007
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
Note A1	5.5585	5/1/2017	163,950	163,950
Note A2	5.5125	5/1/2014	18,650	18,650
Note A3	5.4545	5/1/2012	54,650	54,650
KeyBank National Association — Douglas Corporate Center	5.427	6/1/2014	36,000	36,000
Metropolitan Life Insurance Company — Charlotte Plaza	6.02	8/1/2012	97,500	97,500
Metropolitan Life Insurance Company — Carillon	6.02	8/1/2012	78,000	78,000
Bank of America, N.A. — One Renaissance Square	5.1325	4/1/2012	103,600	103,600
Principal Commercial Funding LLC — Two Renaissance Square	5.14	4/1/2012	85,200	85,200
Goldman Sachs — One North Wacker	5.1345	11/1/2012	169,046	-
TIAA — One North Wacker	5.562	11/1/2012	42,261	-
			2,389,312	2,178,005
SECURED NONRECOURSE VARIABLE RATE MEZZANINE LOANS — The Northwestern Mutual Life Insurance Company — Three First National Plaza	1.44 (30- day LIBOR + 1%)	4/1/2010	14,100	14,100
REVOLVING CREDIT FACILITIES
KeyBank National Association — NY Core Office Trust	2.88 (weighted avg.)	12/19/2010	100,000	31,933
KeyBank National Association — US Core Office Properties	2.47 (weighted avg.)	10/31/2009	170,985	98,200
Total			$2,674,397	$2,322,238

Substantially all the mortgage notes described above require monthly interest-only payments, and prepayment of principal balance is permitted with payment of a premium. Each mortgage note is secured by a mortgage on the related property, the leases on the related property, and the security interest in personal property located on the related property.

Revolving Credit Facilities

KeyBank National Association — NY Core Office Trust — On January 28, 2005 and as amended on July 13, 2006, Hines NY Core Office Trust (“NY Trust”), a subsidiary of the Fund, entered into an unsecured revolving line of credit facility (“Credit Agreement I”) with KeyBank National Association (“KeyBank”). The Credit Agreement I provided for borrowing capacity of up to $30.0 million. Loans under this facility bore interest, at the borrower’s option, at a variable rate or a LIBOR-based rate plus a spread ranging from 150 to 200 basis points based on a prescribed leverage ratio calculated for NY Trust. Payments of interest were due monthly, and all outstanding principal and unpaid interest were due on January 28, 2008, the maturity date of this facility. NY Trust could extend the maturity date for two successive one-year periods, subject to certain terms and conditions. NY Trust could prepay the note at any time with three business days’ notice. The Credit Agreement I was retired in conjunction with the execution of a new credit facility with KeyBank on December 19, 2007, as described below.

On December 19, 2007, NY Trust entered into an unsecured revolving line of credit facility (“Credit Agreement II”) with KeyBank, as an administrative agent for itself and certain other lenders. The Credit Agreement II provides for borrowing capacity of up to $100.0 million with an option to increase the capacity up to $150.0 million prior to June 19, 2009, subject to certain terms and conditions. Loans under this facility bear interest, at the borrower’s option, at a variable rate or a LIBOR-based rate plus a spread ranging from 100 to 137.5 basis points based on a prescribed leverage ratio calculated for NY Trust. Payments of interest are due monthly, and all outstanding principal and unpaid interest are due on December 19, 2010, the maturity date of this facility. NY Trust may extend the maturity date for two successive one-year periods, subject to certain terms and conditions, primarily compliance with financial covenants.   The most restrictive financial covenants are based on current appraised values of the Trust’s properties.  If market conditions continue to deteriorate, it could have a negative impact on appraised values requiring principal payments on the facility to maintain covenant compliance. NY Trust may prepay the note at any time with three business days’ notice. Initial borrowings under Credit Agreement II were used to pay in full the outstanding balance under Credit Agreement I.

KeyBank National Association — U.S. Core Office Properties — On August 31, 2005, and as amended November 8, 2006, Hines U.S. Core Office Properties LP (“Core Office Properties”), a subsidiary of the Fund, entered into a revolving line of credit facility (“Credit Agreement III”) with KeyBank, as an administrative agent for itself and certain other lenders. The Credit Agreement III provides for borrowing capacity of up to $285.0 million, less outstanding letters of credit of $7.5 million and approximately $286,000 as of December 31, 2008 and 2007, respectively. Loans under this facility bear interest, at the borrower’s option, at a variable rate or a LIBOR-based rate plus a spread ranging from 125 to 200 basis points based on a prescribed leverage ratio calculated for Core Office Properties, which ratio under the Credit Agreement III takes into account Core Office Properties’ effective ownership interest in the debt and certain allowable assets of entities in which Core Office Properties directly and indirectly invests. Payments of interest are due monthly, and all outstanding principal and unpaid interest are due on October 31, 2009, the maturity date of this facility . Core Office Properties may extend the maturity date for two successive one-year periods, subject to certain terms and conditions, primarily compliance with financial covenants.   The most restrictive financial covenants are based on current appraised values of the Partnership’s properties.  If market conditions continue to deteriorate, it could have a negative impact on appraised values requiring principal payments on the facility to maintain covenant compliance. Core Office Properties may prepay the note at any time with three business days’ notice.

As of December 31, 2008, the scheduled principal payments on notes payable are due as follows (in thousands):

Years Ending December 31,
2009	$176,219
2010	196,112
2011	7,377
2012	936,475
2013	319,918
Thereafter	1,038,296
2,674,397
Unamortized discount	(3,803)
Total	$2,670,594

All of the notes described above contain both affirmative and negative covenants. The Fund is not aware of any instances of noncompliance with such covenants at December 31, 2008.

5.  RENTAL REVENUES

The Fund has entered into noncancelable lease agreements, subject to various escalation clauses, with tenants for office and retail space. As of December 31, 2008, the approximate fixed future minimum rentals in various years through 2027 are as follows (in thousands):

Years Ending December 31	Fixed Future Minimum Rentals
2009	$343,358
2010	325,312
2011	309,936
2012	261,038
2013	215,967
Thereafter	664,383
Total	$2,119,994

Of the total rental revenue for the year ended December 31, 2008, no tenant leased space representing 10% of total rental revenue.

Of the total rental revenue for the year ended December 31, 2007, approximately:

•	10% was earned from a tenant in the legal services industry, whose lease expires on October 31, 2018.

Of the total rental revenue for the year ended December 31, 2006, approximately:

•	14% was earned from a tenant in the legal services industry, whose lease expires on October 31, 2018, and

•	11% was earned from two affiliated tenants in the oil and gas industry, whose leases expire on December 31, 2015.

The tenant leases generally provide for annual rentals that include the tenants’ proportionate share of real estate taxes and certain building operating expenses. The Funds’ tenant leases have remaining terms of up to 19 years and generally include tenant renewal options that can extend the lease terms.

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

Governance — The managing general partner is subject to the oversight of a five-member management board and certain approval rights of the Non-Managing General Partner, the Advisory Committee, and the Limited Partners. The approval of the management board is required for acquiring and disposing of investments, incurring indebtedness, undertaking offerings of equity interests in the Fund, approving annual budgets, and other major decisions as outlined in the Partnership Agreement.

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

Redemptions — Beginning with the fiscal year ending after the later of (1) February 2, 2007, or (2) one year after acquisition of such interest, a partner may request redemption of all or a portion of its interest in the Fund.   Such redemption shall be made prior to the end of the calendar year following the year in which the redemption request is made at a price equal to the interest’s value based on the net asset value of the Fund at the time of redemption.  The Fund will attempt to redeem up to 10%, in the aggregate, of the outstanding interests in the Fund, Core Office Trust, and Core Office Properties during any calendar year, provided that the Fund will not redeem any interests if the managing general partner determines that such redemption would result in any real estate investment trust (“REIT”) in which the Fund has an interest ceasing to qualify as a domestically controlled REIT for U.S. income tax purposes.

In 2008, two limited partners requested the redemption of all or a portion of their interests in the Fund.  One limited partner requested that the Fund redeem at least $30 million worth of  its interest in the Fund.  As of January 1, 2009, this limited partner had approximately 99,387 units interest in the Fund.  As of December 31, 2008, this redemption totaling $30.0 million is included in other liabilities in the consolidated balance sheets. The other limited partner requested the redemption of all of its interest in the Fund.  As of January 1, 2009, this limited partner had approximately 29,795 units interest in the Fund.  The exact cost of this redemption is not yet determinable because the units will be redeemed at the unit interest’s value based on the net asset value of the Fund at the time of the redemption.  The Fund has until December 31, 2009 to make the requested redemptions.

Debt — The Fund, through its subsidiaries, may incur debt with respect to any of its investments or future investments in real estate properties, subject to the following limitations at the time the debt is incurred: (1) 65% debt-to-value limitation for each property and (2) 50% aggregate debt-to-value limitation for all Fund assets, excluding in both cases assets held by NY Trust. However, the Fund may exceed the limitations in (1) and (2) above if the managing general partner determines it is advisable to do so as long as the managing general partner makes a reasonable determination that the excess indebtedness will be repaid within one year of its incurrence. NY Trust has a 55% debt-to-value limitation at the time any such indebtedness is incurred. In addition, the Fund, through its subsidiaries, may obtain a credit facility secured by unfunded capital commitments from its partners. Such credit facility will not be counted for purposes of the leverage limitations above, as long as no assets of the Fund are pledged to secure such indebtedness.

Rights of General Motors Investment Management Corporation — The Second Amended and Restated Investor Rights Agreement among Hines, the Fund, Core Office Properties, NY Trust, Hines Shell Plaza Partners LP (“Shell Plaza Partners”), Hines Three First National Partners LP (“TFN Partners”), Hines 720 Olive Way Partners LP (“720 Olive Way Partners”), Hines 333 West Wacker Partners LP (“333 West Wacker Partners”), Hines Warner Center Partners LP (“Warner Center Partners”), Hines CF Sacramento Partners LP (“CF Sacramento Partners”), General Motors Investment Management Corporation (“GMIMC”) and a number of institutional investors advised by GMIMC (each an “Institutional Co-Investor” and collectively, the “Institutional Co-Investors”), dated October 12, 2005, provides GMIMC with certain co-investment rights with respect to the Fund’s investments. As of December 31, 2008, the Institutional Co-Investors co-invest with the Fund in 16 of the Fund’s Properties, owning effective interests in the Properties as follows:

Property	Institutional Co-Investors’ Effective Interest
425 Lexington Ave, 499 Park Ave, 1200 Nineteenth St, 600 Lexington Ave	57.9%
One Shell Plaza, Two Shell Plaza	49.5
Three First National Plaza	19.8
720 Olive Way	20.0
333 West Wacker	20.0
Warner Center	20.0
Olympus Corporate Centre, Wells Fargo Center, Douglas Corporate Center, Johnson Ranch Corporate Centre, Roseville Corporate Center, Summit at Douglas Ridge	20.0

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

Rights of IK Funds — As of December 31, 2008, IK US Portfolio Invest GmbH & Co. KG (“IK Fund I”), a limited partnership established under the laws of Germany, owned 108,860 units of limited partner interest in Core Office Properties. Additionally, IK US Portfolio Invest Zwei GmbH & Co. KG (“IK Fund II”) and IK US Portfolio Invest Drei GmbH & Co. KG (“IK Fund III”), each a limited partnership established under the laws of Germany (collectively with IK Fund I, the “IK Funds”), owned 93,499 and 68,337 units, respectively, of limited partnership interest in Core Office Properties.  The IK Funds have the right to require Core Office Properties to redeem, at a price based on the net asset value of Core Office Properties as of the date of redemption, all or any portion of its interest, subject to a maximum redemption amount of $150.0 million for IK Fund II and IK Fund III, as of the following dates:

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

7.  RELATED-PARTY TRANSACTIONS

The Companies have entered into management agreements with Hines, a related party, to manage the operations of the Properties. As compensation for its services, Hines receives the following:

•
A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the specific Property. The Fund incurred management fees of $12.0 million, $8.9 million, and $5.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

•
Salary and wage reimbursements of its on-site property personnel incurred by the Fund for the years ended December 31, 2008, 2007, and 2006, were $20.0 million, $14.6 million, and $10.6 million, respectively.

•
Reimbursement for various direct services performed off site that are limited to the amount that is recovered from tenants under their leases and usually will not exceed in any calendar year a per-rentable-square-foot limitation. In certain instances, the per-rentable-square-foot limitation may be exceeded with the excess offset against property management fees received. For the years ended December 31, 2008, 2007, and 2006, reimbursable services to Hines from the Fund were $4.1 million, $2.6 million, and $1.7 million, respectively.

•
Leasing commissions equal to 1.5% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion, or similar event. Leasing commissions of $2.2 million, $3.4 million, and $3.5 million were incurred by the Fund during the years ended December 31, 2008, 2007, and 2006, respectively.

•	Construction management fees of approximately $490,000, $93,000, and $64,000 during the years ended December 31, 2008, 2007, and 2006, respectively.

•
Development management fees equal to 2.5% of the total project costs related to the redevelopment, plus direct costs incurred by Hines in connection with providing the related services. Development management fees of approximately $451,000 and $790,000 during the years ended December 31, 2008 and 2007, respectively.

•
Other fees, primarily related to legal fees, information technology, tax department support charges and security services provided by Setec Protection Service Limited Partnership (“SETEC”), an affiliate of Hines, in the amounts of approximately $453,000, $1.2 million, and $1.1 million during the years ended December 31, 2008, 2007, and 2006, respectively.

Certain subsidiaries of the Fund have entered into lease agreements with Hines Core Fund Services, LLC (“Services”), an affiliate of Hines, for the operation of their respective parking garages. Under the terms of the lease agreements, the Fund received rental fees of $8.4 million, $6.2 million, and $4.5 million during the years ended December 31, 2008, 2007, and 2006, respectively. Receivables due to the Fund from Services were approximately $650,000 and $679,000 at December 31, 2008 and 2007, respectively.

In addition, the Fund has related party payables owed to Hines and its affiliated entities at December 31, 2008 and 2007, of $4.5 million and $5.2 million, respectively, for accrued management fees, payroll expense, leasing commissions, off-site services, and legal and other general and administrative costs.

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

Straight-line rent payable consists of the difference between the rental payments due under the lease calculated on a straight-line basis from the date of acquisition or the lease commencement date over the remaining term of the lease and the actual rent due under the lease and is included in other liabilities in the consolidated balance sheet.

As of December 31, 2008, required payments under the terms of the leases are as follows (in thousands):

Years Ending December 31	Fixed Future Minimum Rentals
2009	$1,633
2010	1,695
2011	1,759
2012	1,829
2013	1,901
Thereafter	157,881
Total	$166,698

Ground lease expense for the years ended December 31, 2008, 2007, and 2006, was $3.8 million, $3.8 million, and $2.0 million, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2008 and 2007. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Fund could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2008 and 2007, management estimates that the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities and distributions payable are recorded at amounts that reasonably approximate fair value due to the short-term nature of these items. Fair value of fixed  and variable rate notes payable at December 31, 2008 and 2007, was $2,406.3 million and $2,246.5 million, respectively, based upon interest rates available for the issuance of debt with similar terms and maturities, with carrying amounts of $2,670.6 million and $2,313.9 million, respectively.

10.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash disclosures were as follows (in thousands):

	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$132,373	$100,694	$61,432
Cash paid for income taxes	$388	$—	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued additions to investment property	$7,750	$3,209	$1,364
Prepaid contributions from minority interest holders realized	$36,040	$—	$—
Distributions declared and unpaid	$16,574	$21,552	$17,218
Dividends and distributions declared and unpaid to minority interest holders	$10,292	$11,758	$11,674
Accrued redemption of partnership interest	$30,000	$—	$—
Mortgage assumed upon acquisition of property	$217,299	$181,935	$134,017
Security deposits assumed upon acquisition of property	$452	$1,486	$1,644

11.  COMMITMENTS AND CONTINGENCIES

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. This legal obligation is absolute, despite the uncertainty regarding the timing and/or method of settlement. In addition, the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through normal operation of the asset. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Pursuant to FIN No. 47, the Fund has determined that certain assets meet the criteria for recording a liability and has recorded an asset retirement obligation aggregating approximately $3.1 million and $2.6 million as of December 31, 2008 and 2007, respectively, which is included in other liabilities in the consolidated balance sheets.

The Fund is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Fund’s consolidated financial statements.

12.  REDEVELOPMENT OF 1200 NINETEENTH STREET

On October 8, 2007, the Fund entered into a construction contract for the redevelopment of the property located at 1200 Nineteenth Street in Washington, D.C., for a maximum guaranteed payment of $48.0 million including approved change orders. As of December 31, 2008 and 2007, $35.3 million and $2.8 million, respectively, of the maximum guaranteed payment had been paid.   As of December 31, 2008 and 2007, $5.3 million and $1.1 million, respectively, of the maximum guaranteed payment is included in accounts payable and accrued expenses and other liabilities in the consolidated balance sheets.

Due to the redevelopment, the Fund had a change in an accounting estimate relating to the useful lives of building and improvements at 1200 Nineteenth Street. The change in useful lives resulted in the Fund recognizing depreciation expense for the building and improvements that were disposed due to the redevelopment. At December 31, 2007, building and improvements disposed in the redevelopment had been fully depreciated.
* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas

We have audited the consolidated financial statements of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 31, 2009; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. The financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 31, 2009

Hines Real Estate Investment Trust, Inc.

Schedule II — Valuation and Qualifying Accounts
December 31, 2008

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2008	$90	$1,196	$(330)	$956
Allowance for Doubtful Accounts as of December 31, 2007	$14	156	(80)	$90
Allowance for Doubtful Accounts as of December 31, 2006	$—	14	—	$14

(a) Write-offs of accounts receivable previously reserved.

Hines Real Estate Investment Trust, Inc.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2008

			Initial Cost				Costs Capitalized		Gross Amount at Which Carried at 12/31/2008							Life on Which
Description				Buildings and			Subsequent to			Buildings and		Accumulated	Date of		Date	Depreciation is Computed
(a)	Location	Encumbrances	Land	Improvements	Total		Acquisition		Land	Improvements	Total	Depreciation	Construction		Acquired	(c)
	(In thousands)
1900 and 2000 Alameda	San Mateo, California	$33,065	$18,522	$22,495	$41,017		$3,634		$18,523	$26,128	$44,651	$(2,233)	1971,1983		June-05	0 to 40 years
Citymark	Dallas, Texas	15,303	6,796	3,442	10,238		330		6,796	3,772	10,568	(342)	1987		August-05	0 to 40 years
1515 S Street	Sacramento, California	45,000	13,099	54,017	67,116		720		13,099	54,737	67,836	(4,383)	1987		November-05	0 to 40 years
Airport Corporate Center	Miami, Florida	90,852	44,292	100,535	144,827		2,303		44,292	102,838	147,130	(7,439)	1982-1996	(d)	January-06	0 to 40 years
321 North Clark	Chicago, Illinois	136,632	27,896	159,763	187,659		521		27,896	160,284	188,180	(10,832)	1987		April-06	0 to 40 years
3400 Data Drive	Rancho Cordova, California	18,079	4,514	21,083	25,597		204		4,516	21,285	25,801	(1,127)	1990		November-06	0 to 40 years
Watergate Tower IV	Emeryville, California	79,921	31,280	93,316	124,596		(62)		31,257	93,277	124,534	(4,817)	2001		December-06	0 to 40 years
Daytona Buildings	Redmond, Washington	53,458	19,204	63,613	82,817		(32)		19,197	63,588	82,785	(3,232)	2002		December-06	0 to 40 years
Laguna Buildings	Redmond, Washington	65,542	29,175	76,180	105,355		6		29,173	76,188	105,361	(3,800)	1987		January-07	0 to 40 years
Atrium on Bay	Toronto, Ontario	158,098	45,579	163,623	209,202	(f)	(9,526	)(h)	43,279	156,397	199,676	(7,254)	1987		February-07	0 to 40 years
Seattle Design Center	Seattle, Washington	31,000	15,683	32,701	48,384		553		15,667	33,270	48,937	(1,317)	1973,1983	(b)	June-07	0 to 40 years
5th and Bell	Seattle, Washington	39,000	3,533	58,628	62,161		23		3,531	58,653	62,184	(2,218)	2002		June -07	0 to 40 years
3 Huntington Quadrangle	Melville, New York	48,000	16,698	60,539	77,237		719		16,698	61,258	77,956	(2,209)	1971		July-07	0 to 40 years
One Wilshire	Los Angeles, California	159,500	32,618	236,797	269,415		429		32,617	237,227	269,844	(8,387)	1966		August-07	0 to 40 years
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	45,000	23,308	45,384	68,692		1,008		23,308	46,392	69,700	(1,438)	1986-1999	(e)	September-07	0 to 40 years
JPMorgan Chase Tower	Dallas, Texas	160,000	9,274	253,293	262,567		759		9,285	254,041	263,326	(7,137)	1987		November-07	0 to 40 years
2555 Grand	Kansas City, Missouri	86,000	1,194	123,816	125,010		288		1,194	124,104	125,298	(2,601)	2003		February-08	0 to 40 years
Raytheon/DirecTV Buildings	El Segundo, California	52,515	37,366	65,422	102,788		18		37,366	65,440	102,806	(1,313)	1976		March-08	0 to 40 years
Williams Tower	Houston, Texas	165,000	57,777	185,184	242,961		(4,056)		53,684	185,221	238,905	(3,098)	1982		May-08	0 to 40 years
4050/4055 Corporate Drive	Dallas, Texas	—	6,030	34,022	40,052		5		6,030	34,027	40,057	(521)	1996, 1997		May-08	0 to 40 years
Distribution Park Araucaria	Curitiba, Brazil	—	4,332	24,005	28,337		99		4,347	24,089	28,436	(25)	2006		December-08	0 to 40 years
Distribution Park Louveira	Sao Paolo, Brazil	—	7,514	28,206	35,720		125		7,540	28,305	35,845	(29)	2007		December-08	0 to 40 years
Distribution Park Vinhedo	Sao Paolo, Brazil	—	7,835	29,413	37,248		131		7,863	29,516	37,379	(31)	2008		December-08	0 to 40 years
345 Inverness Drive	Denver, Colorado	13,790	1,985	17,798	19,783		(1)		1,985	17,797	19,782	—	2002		December-08	0 to 40 years
Arapahoe Business Park	Denver, Colorado	18,087	3,463	29,350	32,813		—		3,463	29,350	32,813	—	1997 – 2001		December-08	0 to 40 years
Total		$1,513,842	$468,967	$1,982,625	$2,451,592		$(1,802)		$462,606	$1,987,184	$2,449,790	$(75,783)
__________

(a)	Assets consist of institutional-quality office properties and industrial/distribution facilities.

(b)	Seattle Design Center consists of a two-story office building constructed in 1973 and a five-story office building with an underground garage constructed in 1983.

(c)
Real estate assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant inducements and lease intangibles are amortized over the respective lease term. Building improvements are depreciated over 5-25 years and buildings are depreciated over 40 years.

(d)	Airport Corporate Center consists of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land development site.

(e)	The Minneapolis Office/Flex Portfolio consists of nine buildings constructed between 1986 and 1999.

(f)	Components of Initial Cost for this property were converted from Canadian dollars to U.S. dollars using $0.8618, the currency exchange rate as of the date of acquisition.
(g)	Components of Initial Cost for this property were converted from Brazilian Reais to U.S. dollars using $0.4255, the currency exchange rate as of the date of acquisition.
(h)	Includes the effects of changes in the foreign currency exchange rates.

The changes in total real estate assets for the years ended December 31 (in thousands):

	2008	2007	2006
Gross real estate assets
Balance, beginning of period	$1,831,319	$685,446	$118,417
Additions during the period:
Acquisitions	664,711	1,103,011	565,496
Effect of foreign currency exchange rates	(48,440)	38,324	—
Other	9,625	4,728	1,533
Deductions during the period:
Fully-depreciated assets	(3,154)	(190)	—
Other	(4,271)	—	—
Ending Balance	$2,449,790	$1,831,319	$685,446
Accumulated Depreciation
Balance, beginning of period	$(32,395)	$(7,882)	$(539)
Depreciation	(44,701)	(24,544)	(7,343)
Fully-depreciated assets	1,313	31	—
Ending Balance	$(75,783)	$(32,395)	$(7,882)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES REAL ESTATE INVESTMENT TRUST, INC.
(registrant)

March 31, 2009                                                                                 By:             /s/  Charles N. Hazen
Charles N. Hazen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 2009.

Signature	Title

/s/ Jeffrey C. Hines	Chairman of the Board of Directors
Jeffrey C. Hines

/s/ Charles N. Hazen Charles N. Hazen	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sherri W. Schugart Sherri W. Schugart	Chief Financial Officer (Principal Financial Officer)

/s/ Frank R. Apollo Frank R. Apollo	Senior Vice President – Finance; Treasurer and Secretary

/s/ Ryan T. Sims Ryan T. Sims	Chief Accounting Officer (Principal Accounting Officer)

/s/ Charles M. Baughn	Director
Charles M. Baughn

/s/ George A. Davis	Director
George A. Davis

/s/ Thomas A. Hassard	Director
Thomas A. Hassard

/s/ C. Hastings Johnson	Director
C. Hastings Johnson

/s/ Stanley D. Levy	Director
Stanley D. Levy

/s/ Paul B. Murphy, Jr.	Director
Paul B. Murphy, Jr.

INDEX TO EXHIBITS

Exhibit No.	Description
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

4.1
Form of Subscription Agreement (filed as Appendix A to the Prospectus included in the Registration Statement on Form S-11 filed by the Registrant on January 25, 2008, as amended on June 18, 2008, June 27, 2008 and October 22, 2008 (file No. 333-198854, the “Third Registration Statement”) and incorporated herein by reference).

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

10.4	Hines Real Estate Investment Trust, Inc. Dividend Reinvestment Plan (filed as Appendix B to the Prospectus included in the Third Registration Statement and incorporated herein by reference).

10.5
Sixth Amended and Restated Agreement of Limited Partnership of Hines-Sumisei U.S. Core Office Fund, L.P., dated May 9, 2005, as amended and restated December 1, 2005 (filed as Exhibit 10.6 to Post Effective Amendment No. 7 to the Initial Registration Statement on February 14, 2006 and incorporated herein by reference).

10.6
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

10.10
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

10.13	Amended Bylaws of Hines-Sumisei NY Core Office Trust II (filed as Exhibit 10.14 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).

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

10.18
Amended and Restated Escrow Agreement between Hines Real Estate Investment Trust, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.19 to Amendment No. 2 to the Initial Registration Statement on March 2, 2004 and incorporated herein by reference).

10.19
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

10.24
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

10.36
Agreement of Sale, dated March 10, 2005, by and between Madison Two Associates and Hines 70 West Madison LP (filed as Exhibit 10.37 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

10.37
Agreement of Purchase and Sale, dated as of May 19, 2005, between OTR, an Ohio general Partnership acting as duly authorized nominee of the Board of the State Teachers Retirement System of Ohio, and Hines REIT Properties, L.P. (filed as Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.38
Property Management and leasing Agreement, dated as of June 28, 2005, by and between Hines Interests Limited Partnership and 1900/2000 Alameda de las Pulgas LLC (filed as Exhibit 10.39 to Post Effective Amendment No. 4 to the Initial Registration Statement on August 22, 2005 and incorporated herein by reference).

10.39
Agreement for Purchase and Sale of Real Property and Escrow Instructions between GREIT — 525 and 600 B Street, LP and Hines-Sumisei US Core Office Properties, LP, dated June 27, 2005 (filed as Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.40
Purchase and Sale Agreement, dated as of July 25, 2005, by and among Hines US Core LLC, as seller, Hines REIT Properties L.P., as buyer, and acknowledged by Hines U.S. Core Office Capital LLC, the managing general partner of Hines-Sumisei U.S. Core Office Fund, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated July 25, 2005 and incorporated herein by reference).

10.41
Term Loan Agreement, made and entered into as of June 28, 2005, by and between Hines REIT Properties, L.P. and KeyBank National Association, as agent for itself and the other lending institutions which may become parties thereto (filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.42
Ownership Interests Pledge and Security Agreement, dated June 28, 2005, by and between Hines REIT Properties, L.P. and KeyBank National Association, in its capacity as administrative agent (filed as Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.43
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

10.44
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

10.53
Term Loan Agreement, dated as of April 24, 2006, between Hines REIT Properties, L.P., KeyBank National Association and the other Lenders party thereto, and Promissory Note executed by Hines REIT Properties, L.P., dated April 24, 2006 (filed as Exhibit 10.60 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).

10.55
Unconditional Guaranty of Payment and Performance of Hines Real Estate Investment Trust, Inc. in favor of KeyBank National Association, dated April 24, 2006 (filed as Exhibit 10.61 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).

10.56
Ownership Interests Pledge and Security Agreement of Hines REIT Properties, L.P., dated April 24, 2006 (filed as Exhibit 10.62 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).

10.57
Subordination Agreement, dated April 24, 2006, among Hines REIT Properties, L.P., Hines Advisors Limited Partnership, Hines Interests Limited Partnership and KeyBank National Association (filed as Exhibit 10.63 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).

10.58
Contract of Sale by and between Sumitomo Life Realty (N.Y.), Inc. and Hines One Atlantic Center LP, dated May 18, 2006 (filed as Exhibit 10.64 to Amendment No. 2 to the Second Registration Statement and incorporated herein by reference).

10.59
Agreement by and between Hines REIT Properties, L.P. and HSH Nordbank AG NY Branch dated June 5, 2006 (filed as Exhibit 10.65 to Amendment No. 2 to the Second Registration Statement and incorporated herein by reference).

10.60
Reimbursement Agreement, dated July 20, 2006, by and between Hines Interests Limited Partnership and Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.61
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

10.62
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

10.63
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

10.66
Purchase and Sale Agreement, dated as of May 11, 2007, by and between Touchstone Venture II and Hines REIT Properties, L.P. (filed as Exhibit 10.79 to Post-Effective Amendment No. 5 to the Second Registration Statement on July 16, 2007, and incorporated by reference herein).

10.67
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of July 11, 2007, by and between Carlyle One Wilshire II, L.P. and Hines REIT One Wilshire LP (filed as Exhibit 10.80 to Post-Effective Amendment No. 5 to the Second Registration Statement on July 16, 2007, and incorporated by reference herein).

10.68
Purchase and Sale Agreement dated as of June 4, 2007, by and between 3 Huntington Quadrangle, LLC, and Hines REIT Properties, L.P. (filed as Exhibit 10.81 to Post-Effective Amendment No. 5 to the Second Registration Statement on July 16, 2007, and incorporated by reference herein).

10.69
Agreement of Purchase and Sale, dated September 25, 2007, between Firstcal Industrial 2 Acquisition, LLC and Hines REIT Minneapolis Industrial LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 1, 2007, and incorporated by reference herein).

10.70
First Amendment , dated September 27, 2007, to the Agreement of Purchase and Sale, dated September 25, 2007 between Firstcal Industrial 2 Acquisition, LLC and Hines REIT Minneapolis Industrial LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 1, 2007, and incorporated by reference herein).

10.71
Agreement of Purchase and Sale, dated October 16, 2007, between 2200 Ross, L.P., and Hines REIT 2200 Ross Avenue, L.P. (filed as Exhibit 10.84 to Post-Effective Amendment No. 6 to the Second Registration Statement on October 16, 2007, and incorporated by reference herein).

10.72
Deed of Trust and Security Agreement, dated October 25, 2007, by and between Hines REIT One Wilshire LP, First American Title Insurance Company and The Prudential Insurance Company of America (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 31, 2007, and incorporated by reference herein).

10.73
Promissory Note by and between Hines REIT One Wilshire LP and The Prudential Insurance Company of America, dated October 25, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 31, 2007, and incorporated by reference herein).

10.74
Environmental Liability by and between Hines REIT One Wilshire LP and The Prudential Insurance Company of America, dated October 25, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 31, 2007, and incorporated by reference herein).

10.75
Agreement of Purchase and Sale, dated December 17, 2007, between Newkirk Segair L.P., LLC and Hines REIT El Segundo LP (filed as Exhibit 10.88 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).

10.76
Loan Facility Agreement, dated as of December 20, 2007, between Hines REIT 2007 Facility Holdings LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.89 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).

10.77
Deed of Trust, Security Agreement and Fixture Filing between Hines REIT 2200 Ross Avenue LP and Metropolitan Life Insurance Company (filed as Exhibit 10.90 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein)

10.78
Promissory Note between Hines REIT 2200 Ross Avenue LP and Metropolitan Life Insurance Company (filed as Exhibit 10.91 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).

10.79
Mortgage, Security Agreement and Fixture Filing between Hines REIT Minneapolis Industrial LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.92 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).

10.80
Promissory Note between Hines REIT Minneapolis Industrial LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.93 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).

10.81
Dealer Manager Agreement between Hines Real Estate Investment Trust, Inc. and Hines Real Estate Securities, Inc., dated June 30, 2008 (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K on July 7, 2008, and incorporated by reference herein).

10.82
Advisory Agreement between Hines REIT Properties, L.P., Hines Advisors Limited Partnership and Hines Real Estate Investment Trust, Inc. dated July 1, 2008 (filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K on July 7, 2008, and incorporated by reference herein).

10.83
Selected Dealer Agreement, dated October 14, 2008, by and among Hines Real Estate Investment Trust, Inc., Hines Real Estate Securities, Inc., Hines Advisors Limited Partnership and Ameriprise Financial Services, Inc. (filed as Exhibit 1.1 to the registrant's Current Report on Form 8-K dated October 20, 2008 and incorporated by reference herein).

10.84
Agreement of Sale between Crown Center Redevelopment Corporation and Hines REIT 2555 Grand LLC, dated February 29, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 6, 2008, and incorporated by reference herein).

10.85
Contract of Sale between Transco Tower Limited and Hines REIT Properties L.P. dated March 18, 2008 (filed as Exhibit 10.95 to Amendment No. 10 to Second Registration Statement on Form S-11, and incorporated by reference herein).

10.86*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Paul B. Murphy, Jr., dated August 26, 2008.

10.87*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Edmund A. Donaldson, dated August 26, 2008.

10.88*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Kevin L. McMeans, dated August 26, 2008.

10.89*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Ryan T. Sims, dated August 26, 2008.

10.90
Agreement of Purchase and Sale, dated December 17, 2007, between Newkirk Segair L.P., LLC and Hines REIT El Segundo LP (filed as Exhibit 10.88 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).

10.91
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

10.94
Mortgage, Security Agreement and Fixture Filing between Hines REIT Minneapolis Industrial LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.92 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).

10.95
Promissory Note between Hines REIT Minneapolis Industrial LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.93 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).

10.96
Agreement of Sale between Crown Center Redevelopment Corporation and Hines REIT 2555 Grand LLC, dated February 29, 2008 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 6, 2008 and incorporated by reference herein).

10.97
Contract of Sale between Transco Tower Limited and Hines REIT Properties L.P. dated March 18, 2008 (filed as Exhibit 10.95 to Post-Effective Amendment No. 10 to the Second Registration Statement dated April 15, 2008 and incorporated by reference herein).

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