Form 10-Q
period 2009-06-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2009-08-14
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Yes ☐   No ☒

As of August 7, 2009, 209.7 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Equity	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4T.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6.	Exhibits	37

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906

PART I

FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008
(UNAUDITED)

	June 30, 2009	December 31, 2008
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$2,383,875	$2,374,007
Investments in unconsolidated entities	385,739	364,374
Cash and cash equivalents	63,511	39,927
Restricted cash and marketable securities	9,688	19,732
Distributions receivable	2,155	5,275
Tenant and other receivables	48,472	43,012
Intangible lease assets, net	333,748	370,049
Deferred leasing costs, net	48,337	47,982
Deferred financing costs, net	9,045	8,993
Other assets	29,684	7,086
TOTAL ASSETS	$3,314,254	$3,280,437

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued expenses	$73,638	$93,364
Due to affiliates	5,698	9,515
Intangible lease liabilities, net	102,304	112,371
Other liabilities	19,133	21,643
Interest rate swap contracts	69,283	116,074
Participation interest liability	50,340	45,419
Distributions payable	33,570	32,990
Notes payable	1,590,843	1,529,842
Total liabilities	1,944,809	1,961,218

Commitments and contingencies (Note 10)

Equity:
Shareholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2009 and December 31, 2008	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of June 30, 2009 and December 31, 2008; 207,164 and 201,743 common shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	207	202
Additional paid-in capital	1,623,357	1,629,033
Retained deficit	(277,919)	(303,323)
Accumulated other comprehensive income (loss)	23,800	(6,693)
Shareholders’ equity	1,369,445	1,319,219
Noncontrolling interests	—	—
Total equity	1,369,445	1,319,219
TOTAL LIABILITIES AND EQUITY	$3,314,254	$3,280,437

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$83,369	$78,278	$168,718	$143,078
Other revenue	6,547	6,942	13,219	12,276
Total revenues	89,916	85,220	181,937	155,354
Expenses:
Property operating expenses	22,802	21,841	45,274	40,124
Real property taxes	10,629	11,859	23,057	21,622
Property management fees	2,043	1,786	4,130	3,371
Depreciation and amortization	31,010	32,216	62,788	57,597
Asset management and acquisition fees	8,498	9,284	13,112	17,694
Organizational and offering expenses	—	1,695	—	3,614
General and administrative expenses	1,630	1,813	3,083	3,093
Total expenses	76,612	80,494	151,444	147,115
Income before other income (expenses), (provision) benefit for income taxes and equity in losses of unconsolidated entities, net	13,304	4,726	30,493	8,239
Other income (expenses):
Gain (loss) on derivative instruments, net	35,895	26,780	46,791	(665)
Other losses	—	—	(11)	(2)
Interest expense	(23,005)	(20,900)	(45,594)	(38,952)
Interest income	96	361	375	1,610
Income (loss) before (provision) benefit for income taxes and equity in losses of unconsolidated entities, net	26,290	10,967	32,054	(29,770)
(Provision) benefit for income taxes	(246)	51	(505)	(464)
Equity in losses of unconsolidated entities, net	(2,495)	(2,181)	(4,197)	(4,116)
Net income (loss)	$23,549	$8,837	$27,352	$(34,350)
Less: Net income attributable to noncontrolling interests	(1,012)	(732)	(1,948)	(1,375)
Net income (loss) attributable to common shareholders	$22,537	$8,105	$25,404	$(35,725)
Basic and diluted income (loss) per common share:
Income (loss) per common share	$0.11	$0.05	$0.13	$(0.21)
Weighted average number of common shares outstanding	204,152	178,536	202,797	171,840

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2009 and 2008
(UNAUDITED)

		Hines Real Estate Investment Trust, Inc.
	Total	Common Shares	Amount	Additional Paid-In Capital	Total Comprehensive Income – Shareholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE, January 1, 2009	$1,319,219	201,743	$202	$1,629,033	$(310,016)	$(303,323)	$(6,693)	$—
Issuance of common shares	169,296	16,879	16	169,280	—	—	—	—
Redemption of common shares	(99,265)	(11,458)	(11)	(99,254)	—	—	—	—
Distributions declared	(66,290)	—	—	(64,342)	—	—	—	(1,948)
Selling commissions and dealer manager fees	(11,360)	—	—	(11,360)	—	—	—	—
Comprehensive income (loss):
Net Income	27,352	—	—	—	25,404	25,404	—	1,948
Other comprehensive income – Foreign currency translation adjustment	30,493	—	—	—	30,493	—	30,493	—
Total Comprehensive Income	57,845	—	—	—	55,897	—	—	1,948
BALANCE, June 30, 2009	$1,369,445	207,164	$207	$1,623,357	$(254,119)	$(277,919)	$23,800	$—

	Total	Common Shares	Amount	Additional Paid-In Capital	Total Comprehensive Income – Shareholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE, January 1, 2008	$1,233,276	159,409	$159	$1,358,523	$(125,406)	$(137,915)	$12,509	$—
Issuance of common shares	338,683	32,260	33	338,650	—	—	—	—
Redemption of common shares	(17,100)	(1,796)	(2)	(17,098)	—	—	—	—
Distributions declared	(53,964)	—	—	(52,589)	—	—	—	(1,375)
Selling commissions and dealer manager fees	(27,528)	—	—	(27,528)	—	—	—	—
Other offering costs, net	(4,200)	—	—	(4,200)	—	—	—	—
Comprehensive income (loss):
Net Income	(34,350)	—	—	—	(35,725)	(35,725)	—	1,375
Other comprehensive income – Foreign currency translation adjustment	1,611	—	—	—	1,611	—	1,611	—
Total Comprehensive Income	(32,739)	—	—	—	(34,114)	—	—	1,375
BALANCE, June 30, 2008	$1,436,428	189,873	$190	$1,595,758	$(159,520)	$(173,640)	$14,120	$—

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008
 (UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$27,352	$(34,350)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,915	57,405
Non-cash compensation expense	19	14
Equity in losses of unconsolidated entities, net	4,197	4,116
Distributions received from unconsolidated entities	1,028	969
Accrual of organizational and offering expenses	—	3,614
Other losses	11	2
(Gain) loss on derivative instruments	(46,791)	665
Net change in operating accounts	(25,741)	(14,008)
Net cash provided by operating activities	19,990	18,427
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	(23,066)	—
Distributions received from unconsolidated entities in excess of equity in earnings	9,006	13,246
Investments in property	(4,262)	(433,750)
Investments in master leases	—	(1,917)
Master lease rent receipts	1,200	2,785
Deposit proceeds from pending land sale	803	—
(Increase) decrease in restricted cash and marketable securities	10,170	(4,873)
Change in acquired lease intangibles	—	(86,042)
Net cash used in investing activities	(6,149)	(510,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other liabilities	339	(1,097)
Proceeds from issuance of common stock	134,009	300,615
Redemptions of common shares	(107,186)	(17,100)
Increase in other assets	(25,634)	—
Payments of selling commissions and dealer manager fees	(11,269)	(25,430)
Payments of organizational and offering expenses	(9)	(8,319)
Distributions paid to shareholders and noncontrolling interests	(31,363)	(23,361)
Proceeds from notes payable	204,000	520,000
Payments on notes payable	(152,603)	(269,238)
Additions to deferred financing costs	(1,241)	(1,444)
Net cash provided by financing activities	9,043	474,626
Effect of exchange rate changes on cash	700	(132)
Net change in cash and cash equivalents	23,584	(17,630)
Cash and cash equivalents, beginning of period	39,927	152,443
Cash and cash equivalents, end of period	$63,511	$134,813

See notes to the condensed consolidated financial statements

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2008 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K.In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of June 30, 2009 and December 31, 2008, and the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

The Company commenced its third public offering (the “Third Offering”) on July 1, 2008 pursuant to which it is offering up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under its dividend reinvestment plan.  As of June 30, 2009, Hines REIT had raised $322.1 million in proceeds through the Third Offering. In addition, from July 1 through August 7, 2009, Hines REIT received gross offering proceeds of $45.7 million from the sale of 4.6 million common shares.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of June 30, 2009 and December 31, 2008, Hines REIT owned a 97.0% and 97.3%, respectively, general partner interest in the Operating Partnership.

Noncontrolling Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of June 30, 2009 and December 31, 2008, respectively. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 2.5% and 2.2% limited partnership interest in the Operating Partnership as of June 30, 2009 and December 31, 2008, respectively, which is a profits interest (the “Participation Interest”). See Note 7 for additional information regarding the Participation Interest.

Investment Property

As of June 30, 2009, the Company owned direct and indirect investments in 63 properties. These properties consisted of 45 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, four industrial properties in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states in the southeastern United States (the “Grocery-Anchored Portfolio”).

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

We have evaluated subsequent events through August 14, 2009, which is the date the consolidated financial statements were issued.

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. At June 30, 2009, management believes no such impairment has occurred. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. If market conditions continue to deteriorate and result in lower valuations or reduced cash flows of our properties, impairment charges may be recorded in future periods.

Restricted Cash and Marketable Securities

As of June 30, 2009 and December 31, 2008, the Company had restricted cash of $8.2 million and $17.0 million, respectively, related to escrow accounts required by certain of the Company’s mortgage agreements. In addition, the Company had marketable securities of $1.5 million at June 30, 2009 and restricted marketable securities of $2.7 million at December 31, 2008, related to one of the Company’s lease agreements. These amounts were invested in short-term certificates of deposit.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent (see Note 2 – Revenue Recognition).  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of approximately $996,000 and $956,000, at June 30, 2009 and December 31, 2008, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Tenant inducement amortization was approximately $1.3 million and $897,000 for the three months ended June 30, 2009 and 2008, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $764,000 and $377,000 as amortization expense related to other direct leasing costs for the three months ended June 30, 2009 and 2008, respectively.

Tenant inducement amortization was $2.5 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $1.4 million and $679,000 as amortization expense related to other direct leasing costs for the six months ended June 30, 2009 and 2008, respectively.

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to fund $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods, beginning in the first quarter of 2008. As of June 30, 2009, $3.6 million of this commitment remained unfunded and was recorded in accounts payable and accrued expenses in the accompanying balance sheet.

On March 13, 2008, the Company acquired the Raytheon/DirecTV Buildings, a two-building office complex located in El Segundo, California. In connection with this acquisition, the Company assumed a commitment to fund $11.5 million of construction costs to the Raytheon Corporation. As of June 30, 2009, $8.0 million of this commitment remained unfunded and was recorded in accounts payable and accrued expenses in the accompanying balance sheet. The Company expects to fund the remaining balance of this commitment in the third quarter of 2009.

Derivative Instruments

The Company has several forward interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The interest rate swaps have been recorded at their estimated fair value in interest rate swap contracts in the accompanying condensed balance sheets. The gain or loss on derivative instruments recorded in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 is the result of changes in the fair value of interest rate swaps during each period (see Note 11 for additional information).

The table below provides additional information regarding each of the Company’s outstanding interest rate swaps as of June 30, 2009 (notional amounts are in thousands):

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
August 1, 2006	August 1, 2016	$185,000	Libor + 0.45%	5.8575%
January 12, 2007	January 12, 2017	98,000	Libor + 0.40%	5.2505%
May 2, 2007	May 2, 2017	119,000	Libor + 0.40%	5.3550%
July 19, 2007	July 19, 2017	48,000	Libor + 0.40%	5.9800%
August 14, 2007	August 14, 2017	70,000	Libor + 0.40%	6.0300%

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing including the financing fees paid to our Advisor (see Note 7). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended June 30, 2009 and 2008, approximately $737,000 and $412,000, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2009 and 2008, approximately $1.3 million and $791,000, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations.

Other Assets

Other assets included the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Property acquisition escrow deposit	$—	$4,885
Prepaid insurance	2,649	1,221
Other (1)	27,035	980
Total	$29,684	$7,086

(1)	On June 30, 2009 the Company funded $25.6 million to its transfer agent related to shareholder redemptions and distributions that were subsequently paid on July 1, 2009.

Organizational and Offering Costs

     Second Offering

Certain organizational and offering costs associated with the Second Offering were paid by the Advisor on the Company’s behalf. Pursuant to the terms of the advisory agreement in effect for the Second Offering, the Company was obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manager fees, did not exceed 15% of gross proceeds from the Second Offering. For the three and six months ended June 30, 2008, the Advisor incurred $1.7 million and $3.6 million, respectively, of internal offering costs on the Company’s behalf in connection with the Second Offering which have been expensed in the accompanying condensed consolidated statement of operations for the three months then ended. In addition, $2.6 million and $4.2 million, respectively, of third-party offering costs for the three and six months ended June 30, 2008, were offset against net proceeds of the Second Offering within additional paid-in capital in the accompanying condensed consolidated statements of equity.

Third Offering

The Company commenced the Third Offering on July 1, 2008. During the three months ended June 30, 2009 and 2008, the Advisor incurred $4.3 million and $1.1 million, respectively, of organizational and offering costs related to the Third Offering. During the six months ended June 30, 2009 and 2008, the Advisor incurred $8.4 million and $1.9 million, respectively, of organizational and offering costs related to the Third Offering.  Pursuant to the terms of the advisory agreement in effect for the Third Offering, the Company is not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of the Company. Accordingly, no such amounts have been recorded in the accompanying condensed consolidated financial statements.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $35.1 million and $28.6 million as of June 30, 2009 and December 31, 2008, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Income Taxes

In connection with the operation of Atrium on Bay, an office property located in Toronto, Ontario, the Company has recorded an income tax provision for Canadian income taxes of approximately $78,000 and a credit of $251,000 for the three months ended June 30, 2009 and 2008, respectively, in accordance with Canadian tax laws and regulations. The Company has recorded an income tax provision for Canadian income taxes of approximately $198,000 and $256,000 for the six months ended June 30, 2009 and 2008, respectively, in accordance with Canadian tax laws and regulations.

The Company also recorded an income tax provision for the Texas margin tax related to its properties located in Texas. As a result, the Company recorded approximately $168,000 and $196,000 for the three months ended June 30, 2009 and 2008, respectively. The Company recorded approximately $307,000 and $205,000 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Redemption of Common Stock

The Company has adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded a liability of $10.2 million in accounts payable and accrued expenses in the accompanying consolidated balance sheet and such amount has been included in redemption of common shares in the accompanying condensed consolidated statement of equity as of June 30, 2009 related to 1.1 million shares tendered for redemption and approved by the board of directors, but which were not redeemed until July 2009. The Company recorded a liability of $18.1 million in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2008 related to 1.9 million shares tendered for redemption and approved by the board of directors, but which were not redeemed until January 2009.

Per Share Data

Income/loss per common share is calculated by dividing the net income/loss attributable to common shareholders for each period by the weighted average number of common shares outstanding during such period. Income/loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133 (“SFAS No. 161”). This statement contains disclosure requirements regarding an entity’s derivative instruments and hedging activities such as: (i) how and why they are used; (ii) how they are accounted for and (iii) how they affect an entity’s financial statements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 resulted in the inclusion of certain additional disclosures in the notes to the Company’s consolidated financial statements, but did not have a significant impact on its consolidated financial statements.

Effective January 1, 2009, the Company adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 established requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. The adoption of SFAS No. 160 resulted in certain changes to the Company’s financial statement presentation, but did not have a significant impact on its consolidated financial statements.

Effective January 1, 2009, the Company adopted FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R significantly changed the accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the date of acquisition fair value with limited exceptions. SFAS No. 141R changed the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. The adoption of SFAS No. 141R did not have a significant impact on the Company’s consolidated financial statements for the six months ended June 30, 2009, since acquisition activity was not significant during the period.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 (“FSP 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require annual disclosures to also be made during interim reporting periods. The adoption of FSP 107-1 resulted in the inclusion of certain additional disclosures in the notes to the Company’s consolidated financial statements, but did not have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a significant impact on the Company’s consolidated financial statements for the six months ended June 30, 2009.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS No. 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 resulted in the inclusion of certain additional disclosures in the notes to the Company’s consolidated financial statements, but did not have a significant impact on its consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”). SFAS No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The Company is currently evaluating the impact SFAS No. 166 may have on its consolidated financial statements.

 In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 is a revision to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The Company is currently evaluating the impact SFAS No. 167 may have on its consolidated financial statements.

3.  Real Estate Investments

The Company makes real estate investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities. The following table provides summary information regarding the properties in which the Company owned interests as of June 30, 2009. All assets which are 100% owned by the Company are referred to as “directly-owned properties”. All other properties are owned indirectly through its investments in the Hines US Core Office Fund LP (the “Core Fund”), the Grocery-Anchored Portfolio and Distribution Park Rio.

Direct Investments
Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Our Effective Ownership(1)

321 North Clark	Chicago, Illinois	04/2006	885,664	99%	100%
Distribution Park Araucaria	Curitiba, Brazil	12/2008	459,587	100%	100%
Citymark	Dallas, Texas	08/2005	220,079	99%	100%
4055/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,248,551	88%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	100%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	91%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579	100%	100%
Watergate Tower IV	Emeryville, California	12/2006	344,433	100%	100%
Williams Tower	Houston, Texas	05/2008	1,480,623	82%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
One Wilshire	Los Angeles, California	08/2007	661,553	98%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,731	87%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,021,397	89%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	766,210	82%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	464,701	100%	100%
1515 S Street	Sacramento, California	11/2005	348,881	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	253,187	95%	100%
Distribution Park Elouveira	Sao Paulo, Brazil	12/2008	534,794	100%	100%
Distribution Park Vinhedo	Sao Paulo, Brazil	12/2008	609,474	100%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	86%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	98%	100%
Atrium on Bay	Toronto, Ontario	02/2007	1,078,669	98%	100%
Total for Directly-Owned Properties			14,048,721	94%

Indirect Investments

Core Fund Investment
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	77%	23.20%
The Carillon Building	Charlotte, North Carolina	07/2007	471,231	78%	23.20%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	94%	23.20%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	97%	23.20%
Three First National Plaza	Chicago, Illinois	03/2005	1,420,611	92%	18.56%
333 West Wacker	Chicago, Illinois	04/2006	845,362	92%	18.51%
One Shell Plaza	Houston, Texas	05/2004	1,230,395	100%	11.60%
Two Shell Plaza	Houston, Texas	05/2004	565,553	95%	11.60%
425 Lexington Avenue	New York, New York	08/2003	700,034	100%	11.67%
499 Park Avenue	New York, New York	08/2003	291,480	76%	11.67%
600 Lexington Avenue	New York, New York	02/2004	286,985	94%	11.67%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	89%	23.20%
Riverfront Plaza	Richmond, Virginia	11/2006	951,590	92%	23.20%
Johnson Ranch Corporate Centre	Roseville, California	05/2007	179,990	65%	18.51%
Roseville Corporate Center	Roseville, California	05/2007	111,418	71%	18.51%
Summit at Douglas Ridge	Roseville, California	05/2007	185,128	69%	18.51%
Olympus Corporate Centre	Roseville, California	05/2007	191,494	47%	18.51%
Douglas Corporate Center	Roseville, California	05/2007	214,606	78%	18.51%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Our Effective Ownership(1)

Wells Fargo Center	Sacramento, California	05/2007	502,365	97%		18.51%
525 B Street	San Diego, California	08/2005	448,275	81%		18.51%
The KPMG Building	San Francisco, California	09/2004	379,328	100%		23.20%
101 Second Street	San Francisco, California	09/2004	388,370	84%		23.20%
720 Olive Way	Seattle, Washington	01/2006	300,710	90%		18.51%
1200 19th Street	Chicago, Illinois	08/2003	337,239	32	%(2)	11.67%
Warner Center	Curitiba, Brazil	10/2006	808,274	90%		18.51%
Total for Core Fund Properties			14,875,038	88%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	99,749	100%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	96%		70%
Champions Village	Houston, Texas	11/2008	384,581	91%		70%
King’s Crossing	Kingwood, Texas	11/2008	126,397	97%		70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	93%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,496	95%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	79,871	99%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	90%		70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,652	93%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%		70%
Heritage Stations	Wake Forest, North Carolina	01/2009	68,778	96%		70%
Total for Grocery-Anchored Portfolio			1,497,435	95%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	07/2007	693,115	99%		50%
Total for All Properties			31,114,309	91	%(3)	11.60%
__________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On June 30, 2009, Hines REIT owned a 97.0% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 3.0% interest in the Operating Partnership. In addition, the Company owned an approximate 28.7% non-managing general partner interest in the Core Fund as of June 30, 2009. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.3% to 80.7%.

(2)	Redevelopment of this asset was completed in June 2009 in which three floors were added to the building. Efforts to lease this space are currently underway.

(3)
This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties.  The percentage leased based on the Company’s effective ownership interest in each property is 93%.

Investment property consisted of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Buildings and improvements	$2,016,510	$1,987,184
Less: accumulated depreciation	(101,687)	(75,783)
Buildings and improvements, net	1,914,823	1,911,401
Land	469,052	462,606
Investment property, net	$2,383,875	$2,374,007

As of June 30, 2009, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$420,886	$61,266	$138,177
Less: accumulated amortization	(130,191)	(18,213)	(35,873)
Net	$290,695	$43,053	$102,304

As of December 31, 2008, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$424,063	$61,228	$138,577
Less: accumulated amortization	(100,453)	(14,789)	(26,206)
Net	$323,610	$46,439	$112,371

Amortization expense was $17.5 million and $20.4 million for in-place leases for the three months ended June 30, 2009 and 2008, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $3.6 million and $1.1 million, respectively. Amortization expense was $36.1 million and $35.8 million for in-place leases for the six months ended June 30, 2009 and 2008, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $7.3 million and $3.1 million, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from July 1 through December 31, 2009 and for each of the years ended December 31, 2010 through 2013 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
July 1 through December 31, 2009	$33,139	$(6,543)
2010	58,473	(12,071)
2011	50,979	(11,150)
2012	40,396	(10,199)
2013	29,696	(8,539)

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of June 30, 2009, the approximate fixed future minimum rentals for the period from July 1 through December 31, 2009 and for each of the years ended December 31, 2010 through 2013 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
July 1 through December 31, 2009	$118,509
2010	211,847
2011	192,539
2012	168,538
2013	130,786
Thereafter	501,926
Total	$1,324,145

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from July 1 through December 31, 2009 and for each of the years ended December 31, 2010 through 2013 and for the period thereafter are $1.4 million, $2.6 million, $2.3 million, $1.8 million, $1.3 million and $1.1 million, respectively. The Company has outsourced the provision of these services to a tenant in the same building, to whom it pays fees for the provision of such services. The fixed future minimum payments for such services for the period from July 1 through December 31, 2009 and for each of the years ended December 31, 2010 through 2013 and for the period thereafter are approximately $446,000, $750,000, $535,000, $372,000, $260,000 and $22,000, respectively.

During the three and six months ended June 30, 2009 and 2008, the Company did not earn more than 10% of its revenue from any individual tenant.

One of the Company’s properties is subject to a ground lease, which expires on March 31, 2032. Although the lease provides for increases in payments over the term of the lease, ground rent expense accrues on a straight-line basis. The fixed future minimum ground lease payments for the period from July 1 through December 31, 2009 and for each of the years ended December 31, 2010 through 2013 and for the period thereafter are approximately $207,000, $420,000, $428,000, $437,000, $445,000 and $9.9 million, respectively. Ground lease expense for each of the three months ended June 30, 2009 and 2008 was approximately $141,000. Ground lease expense for each of the six months ended June 30, 2009 and 2008 was approximately $281,000.

In January 2009, the Company entered into a possession and use agreement with the City of Redmond, Washington, related to a portion of the land owned in connection with the Laguna Buildings, which gives the city immediate use and possession of the land until final terms of the sale are determined. Upon execution of the agreement, the Company received a deposit of approximately $803,000. However, because the terms of the sale have not been finalized and title to the land has not been transferred, the Company has recorded a liability related to the deposit in other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2009. The Company expects to finalize the terms of the sale and transfer the title to this land during the third quarter of 2009.

4.   Investments in Unconsolidated Entities

The Company owns indirect interests in real estate through its investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio. The table below presents the activity of the Company’s unconsolidated entities for the six months ended June 30, 2009 (in thousands):

	Core Fund	Grocery-Anchored Portfolio	Distribution Park Rio	Total
Balance as of January 1, 2009	$290,062	$51,473	$22,839	$364,374
Contributions	—	27,953	—	27,953
Distributions declared	(1,282)	(4,379)	(1,255)	(6,916)
Equity in earnings (losses)	(5,225)	31	997	(4,197)
Effect of exchange rate	—	—	4,525	4,525
Balance as of June 30, 2009	$283,555	$75,078	$27,106	$385,739

The table below presents the activity of the Company’s unconsolidated entities for the three months ended June 30, 2009 (in thousands):

	Core Fund	Grocery-Anchored Portfolio	Distribution Park Rio	Total
Balance as of April 1, 2009	$287,281	$72,138	$22,978	$382,397
Contributions	—	4,418	—	4,418
Distributions declared	(643)	(1,514)	(732)	(2,889)
Equity in earnings (losses)	(3,083)	36	552	(2,495)
Effect of exchange rate	—	—	4,308	4,308
Balance as of June 30, 2009	$283,555	$75,078	$27,106	$385,739

The table below presents the activity of the Company’s unconsolidated entities for the six months ended June 30, 2008 (in thousands):

	Core Fund	Distribution Park Rio	Total
Balance as of January 1, 2008	$330,441	$30,716	$361,157
Contributions	—	—	—
Distributions	(12,760)	(1,451)	(14,211)
Equity in earnings (losses)	(5,085)	969	(4,116)
Effect of exchange rate	—	3,441	3,441
Balance as of June 30, 2008	$312,596	$33,675	$346,271

The table below presents the activity of the Company’s unconsolidated entities for the three months ended June 30, 2008 (in thousands):

	Core Fund	Distribution Park Rio	Total
Balance as of April 1, 2008	$322,196	$30,783	$352,979
Contributions	—	—	—
Distributions	(6,886)	(688)	(7,574)
Equity in earnings (losses)	(2,714)	533	(2,181)
Effect of exchange rate	—	3,047	3,047
Balance as of June 30, 2008	$312,596	$33,675	$346,271

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

Impairment of Unconsolidated Entities

The Company’s investments in unconsolidated entities are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of its investments may not be recoverable.  The ultimate realization of its investments in unconsolidated entities is dependent on a number of factors, including the performance of each investment and market conditions.  In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company will record an impairment charge if it determines that a decline in the value of an investment is other than temporary.  Based on the analysis of the facts and circumstances at June 30, 2009, no impairment was recorded. If market conditions continue to deteriorate and result in lower valuations or reduced cash flows of our investments, impairment charges may be recorded in future periods.

5.  Debt Financing

The following table includes all of the Company’s outstanding notes payable as of June 30, 2009 and December 31, 2008 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Interest Rate		Principal Outstanding at June 30, 2009		Principal Outstanding at December 31, 2008
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2010	4.775%		$77,900	(1)	$90,852
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000	(2)	45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		164,445	(3)	155,477
The Prudential Insurance Company of America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500		159,500
IXIS Real Estate Capital Inc. – Raytheon/ DIRECTV Buildings	3/13/2008	12/5/2016	5.675%		52,209	(4)	52,515
New York State Teachers’ Retirement System – 2555 Grand	4/24/2008	5/1/2013	5.375%		86,000	(5)	86,000
New York State Teachers’ Retirement System – Williams Tower	5/29/2008	6/1/2013	5.500%		165,000	(6)	165,000
Artesia Mortgage Capital Corporation – 345 Inverness Drive	12/30/2008	12/11/2016	5.850%		13,898	(7)	13,790
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	12/30/2008	6/11/2015	5.330%		8,759	(8)	8,676
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	12/30/2008	11/11/2015	5.530%		9,423	(9)	9,411
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575%	(10)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505%	(10)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550%	(10)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800%	(10)	48,000		48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2007	8/14/2017	6.0300%	(10)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	12/20/2007	12/20/2012	5.70%		205,000		205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	9/9/2005	10/31/2009	Variable		81,000	(11)	16,000
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		2,709	(12)	2,621
					$1,590,843		$1,529,842
__________

(1)
This interest-only loan's original principal amount of $91.0 million was assumed by the Company in connection with its acquisition of Airport Corporate Center. This mortgage matured on March 11, 2009 and was extended to March 11, 2010 with the option for an additional 6-month extension subject to certain conditions.  Concurrently, the Company made a principal payment of $13.1 million to reduce the outstanding principal balance to $77.9 million. All other significant terms and covenants of the loan remained the same, including the fixed interest rate of 4.775%.

(2)	The Company entered into mortgage financing in connection with its acquisition of 1515 S. Street. The mortgage agreement provided for an interest only loan with a principal amount of $45.0 million.

(3)
The Company entered into mortgage financing in connection with its acquisition of Atrium on Bay. The mortgage agreement provided for an interest only loan with a principal amount of 190.0 million Canadian dollars. This amount was translated from Canadian dollars to U.S. dollars at a rate of $0.8655 as of June 30, 2009.

(4)
The Company assumed a mortgage note in the principal amount of $54.2 million in connection with its acquisition of the Raytheon/DirecTV Buildings. At the time of acquisition, the fair value of this mortgage was estimated to be $52.9 million, resulting in a discount of $1.3 million. The discount is being amortized over the term of the mortgage.

(5)	The Company entered into an interest-only loan with the New York State Teachers’ Retirement System (“NYSTRS”) in the principal amount of $86.0 million secured by its interest in 2555 Grand.

(6)	The Company entered into an interest-only loan with NYSTRS in the principal amount of $165.0 million secured by its interest in Williams Tower.

(7)
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

(8)
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

(9)
The Company assumed a $10.5 million note in connection with its acquisition of Arapahoe Business Park II. At the time of acquisition, the fair value of this note was estimated to be $9.4 million, resulting in a discount of $1.1 million. The discount is being amortized over the term of the note.

(10)
The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate. See Note 2 – Derivative Instruments for additional information regarding the Company’s derivatives.

(11)
The weighted average interest rate on outstanding borrowings under this facility was 1.8% as of June 30, 2009. This facility is subject to extension at the election of the Company for two successive periods of one year each, subject to specified conditions. The Company expects to exercise its option to extend this facility prior to its maturity in October 2009.

(12)	Note with Citicorp Vendor Finance Ltd. related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $0.8655 as of June 30, 2009.

The Company is contractually obligated to make principal payments on its outstanding notes payable for the period from July 1, 2009 through December 31, 2009, for each of the years ended December 31, 2010 through December 31, 2013 and for the period thereafter of $81.5 million, $79.2 million, $48.7 million, $365.7 million, $252.3 million and $768.1 million.

The Company is not aware of any instances of noncompliance with financial covenants as of June 30, 2009.

6.  Distributions

With the authorization of its board of directors, the Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. The Company has made the following quarterly distributions to its shareholders and noncontrolling interests for each of the quarters in the periods ended June 30, 2009 and the year ended December 31, 2008. Distributions were declared for the months of July and August at a rate of $0.00165699 per share, per day, which is slightly lower than the amounts declared for each of the months since the Company’s last change of its distribution rate in May 2008.

Distributions for the Quarter Ended	Date Paid	Total Distribution
		(In thousands)
2009
June 30, 2009	July 1, 2009	$33,570
March 31, 2009	April 1, 2009	$32,720

2008
December 31, 2008	January 2, 2009	$32,990
September 30, 2008	October 1, 2008	$31,773
June 30, 2008	July 1, 2008	$29,002
March 31, 2008	April 15, 2008	$26,337

7.  Related Party Transactions

   The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Real Estate Investments, Inc. (the “Dealer Manager”) for each of the three and six months ended June 30, 2009 and 2008 and outstanding as of June 30, 2009 and December 31, 2008. All amounts are in thousands:

	Incurred		Incurred		Unpaid as of
Type and Recipient	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	June 30, 2009	December 31, 2008
Selling Commissions – the Dealer Manager	$5,195	$13,275	$8,580	$20,698	$163	$135
Dealer Manager Fee – the Dealer Manager	1,668	4,383	2,780	6,830	(30)	(93)
Organizational and Offering Costs - the Advisor	—	4,339	—	7,814	—	9
Acquisition Fee – the Advisor	—	1,572	1,160	3,018	—	4,534
Asset Management Fee – the Advisor	3,549	3,070	7,031	5,829	3,541	1,141
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership	4,949	4,642	4,921	8,847	50,340	45,419
Debt Financing Fee – the Advisor	—	—	242	—	—	1,058
Property Management Fee – Hines	1,895	1,789	3,865	3,312	138	(11)
Leasing Fee – Hines	151	282	410	1,798	552	645
Tenant Construction Management Fees – Hines	23	33	25	167	5	184
Re-development Construction Management Fees – Hines	(4)	—	11	—	(5)	—
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	4,201	4,289	8,319	7,354	487	1,098

Due to Affiliates

Due to affiliates includes the following (in thousands):
	June 30, 2009	December 31, 2008
Organizational and offering costs related to the Second Offering	$—	$9
Dealer manager fees and selling commissions	133	42
Asset management, acquisition fees and property-level fees and reimbursements	4,718	8,649
Other	847	815
Total	$5,698	$9,515

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership. The limited partnership interest in the Operating Partnership attributable to the Participation Interest was 2.5% and 2.2% as of June 30, 2009 and December 31, 2008, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution. The Company recorded a liability related to the Participation Interest based on the estimated settlement value of this ownership interest in the accompanying condensed consolidated balance sheets which is remeasured to fair value at each balance sheet date. See Note 11 for additional information.

8.  Changes in Assets and Liabilities

The effect of changes in asset and liability accounts on cash flows from operating activities for the six months ended June 30, 2009 and 2008 is as follows (in thousands):

	2009	2008
Changes in assets and liabilities:
Increase in other assets	$(1,789)	$(117)
Increase in tenant and other receivables	(5,471)	(10,733)
Additions to deferred leasing costs	(8,153)	(11,340)
Decrease in accounts payable and accrued expenses	(7,463)	(330)
Increase in participation interest liability	4,922	8,847
(Decrease) increase in other liabilities	(3,837)	799
Decrease in due to affiliates	(3,950)	(1,134)
Changes in assets and liabilities	$(25,741)	$(14,008)

9.  Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the six months ended June 30, 2009 and 2008 are as follows (in thousands):

	2009	2008
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$40,963	$36,191
Cash paid for income taxes	$1,964	$444
Supplemental Schedule of Non-Cash Activities
Unpaid selling commissions and dealer manager fees	$133	$2,703
Deferred offering costs offset against additional paid-in-capital	$—	$4,200
Distributions declared and unpaid	$33,570	$29,002
Distributions receivable	$2,155	$6,887
Distributions reinvested	$34,347	$27,899
Shares tendered for redemption	$7,921	$—
Stock subscription	$922	$10,153
Non-cash net liabilities acquired upon acquisition of property	$—	$20,772
Accrual of deferred financing costs	$—	$—
Assumption of mortgage upon acquisition of property	$—	$52,938
Accrued additions to deferred leasing costs	$2,780	$3,150
Accrued additions to investment property	$230	$389

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

11. Fair Value Disclosures

       As of June 30, 2009 and December 31, 2008, the Company recorded a liability of $69.3 million and $116.1 million, respectively, related to the fair value of its interest rate swap contracts in accordance with Statement No. 157, Fair Value Measurements ("SFAS No. 157"). The fair value of these derivative instruments was determined using pricing models, which take into account the contract terms as well as other inputs where applicable, such as interest rate yield curves. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2009.

As of June 30, 2009, management estimated that the fair value of notes payable, which had a carrying value of $1.6 billion, was $1.4 billion. As of December 31, 2008, management estimated that the fair value of notes payable, which had a carrying value of approximately $1.5 billion, was $1.4 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

       In addition, in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (as amended), the Company recorded a liability related to the Participation Interest based on the estimated settlement value of this ownership interest in the accompanying condensed consolidated balance sheets which is remeasured at fair value at each balance sheet date. The fair value of the shares underlying the Participation Interest liability is determined based on the related redemption price in place as of each balance sheet date. Adjustments required to record this liability at fair value are included in asset management and acquisition fees in the accompanying consolidated statements of operations.

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

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s income or loss, as applicable. "Corporate-Level Accounts" includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total revenue
Office properties	$85,325	$84,730	$173,141	$154,864
Domestic industrial properties	1,128	490	2,244	490
International industrial properties	3,463	—	6,552	—
Corporate-level accounts	—	—	—	—
Total revenue	$89,916	$85,220	$181,937	$155,354

Net operating income (loss)
Office properties(1)	$32,545	$23,764	$73,914	$41,253
Domestic industrial properties(1)	459	386	894	182
International industrial properties(1)	1,182	—	2,278	—
Corporate-level accounts(2)	10,128	12,792	16,195	24,401
Total segment net operating income (loss)	$44,314	$36,942	$93,281	$65,836
__________

(1)	Revenues less property operating expenses, real property taxes and property management fees.

(2)	Revenues less asset management and acquisition fees, organizational and offering expenses and general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Equity in earnings (losses) of unconsolidated entities
Equity in losses of office properties	$(3,083)	$(2,714)	$(5,225)	$(5,085)
Equity in earnings of domestic retail properties	36	—	31	—
Equity in earnings of international industrial properties	552	533	997	969
Total equity in earnings (losses) of unconsolidated entities	(2,495)	(2,181)	(4,197)	(4,116)

Total assets	June 30, 2009	December 31, 2008
Office properties	$2,687,310	$2,732,893
Domestic industrial properties	43,455	44,146
International industrial properties	138,406	119,368
Investment in unconsolidated entities –
Office properties	283,555	290,062
Domestic retail properties	75,078	51,473
International industrial properties	27,106	22,839
Corporate-level accounts	59,344	19,656
Total assets	$3,314,254	$3,280,437

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Reconciliation to net income (loss)
Total segment net operating income	$44,314	$36,942	$93,281	$65,836
Depreciation and amortization	(31,010)	(32,216)	(62,788)	(57,597)
Equity in losses of unconsolidated entities, net	(2,495)	(2,181)	(4,197)	(4,116)
Gain (loss) on derivative instruments, net	35,895	26,780	46,791	(665)
Other losses	—	—	(11)	(2)
Interest expense	(23,005)	(20,900)	(45,594)	(38,952)
Interest income	96	361	375	1,610
Provision for income taxes	(246)	51	(505)	(464)
Net income (loss)	23,549	8,837	27,352	(34,350)
__________

13. Subsequent Events

KeyBank Activity

From July 1, 2009 through August 5, 2009, the Company repaid $31.0 million under its revolving credit facility with KeyBank resulting in an outstanding principal balance of $50.0 million as of August 5, 2009.

Shareholder Redemptions

For the months of June and July 2009, in accordance with its share redemption plan, Hines REIT redeemed 2.1 million common shares and made corresponding payments (on July 1 and August 1, 2009, respectively) totaling $19.0 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares. The Company recorded a $10.2 million liability as of June 30, 2009 for the redemptions paid in July 2009. See Note 2 – Redemption of Common Stock for additional information.

Advisory Agreement

  On July 1, 2009, the Company renewed its advisory agreement with the Advisor for an additional one-year term. No other terms of the advisory agreement were altered. The renewal was approved by the board of directors and the conflicts committee of the board of directors.

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

The forward-looking statements included in this Form 10-Q are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, the availability of future financing and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, pay distributions to our shareholders and maintain the value of the real estate properties in which we hold an interest, may be significantly hindered.

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

•	Catastrophic events, such as hurricanes, earthquakes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

•	Risks associated with the currency exchange rate related to our international investments;

•	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We invest in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of June 30, 2009, we had direct and indirect interests in 63 properties. These properties consist of 45 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, one industrial property in Dallas, Texas, four industrial properties in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states in the Southeastern United States (the “Grocery-Anchored Portfolio”).

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

Economic Update

During the first two quarters of 2009, the financial markets continued to experience adverse impacts from the credit crisis and global recession.  Although there have recently been a few positive signs such as increased government stimuli, increased corporate debt and equity activities, declining job losses, etc., it remains uncertain as to how severe the current recession will be or how long it will be before a recovery begins. Accordingly, we believe the current economic recession will continue to have an adverse effect on real estate market fundamentals, including tenant demand, overall occupancies, leasing velocity, rental rates, subletting and tenant defaults. We are proactively managing our portfolio in an effort to minimize the negative impacts during this time. As with most commercial real estate, our portfolio of assets is not immune to a recessionary economy. However, due to the quality and diversification of our portfolio, we believe that our portfolio is relatively well positioned to limit the negative impact from this down cycle.

In spite of the challenges presented by the current economy and markets, our portfolio was 93% leased as of June 30, 2009, compared to our December 31, 2008 leased percentage of 95%. Our management closely monitors the portfolio's lease expirations, which range from 5.3% to 7.8% of leasable square feet per year from now through 2011. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with the highest-quality tenants in each of the markets in which we operate. Our portfolio continues to be leased to a diverse tenant base over a variety of industries. Approximately 16% of our portfolio is leased to over 225 companies in the financial and insurance industries and approximately 14% of our portfolio is leased to over 125 companies in the legal industry. No other industry comprises more than 10% of the leased area in our portfolio. In most markets where we operate we are seeing slower leasing activities, lower rental rates and increased leasing incentives. We continue to be concerned about the ultimate impact of events in the financial markets on our tenants in the finance, insurance and legal industries and we are monitoring them in an effort to mitigate potential adverse impacts to our portfolio.

Like many other property owners, we have been impacted by tenant downsizing, which has combined with other factors in the broader economy and real estate markets to put downward pressure on demand for office space, driving down rental rates and leasing velocity.  As a result of these conditions, as well as our commitment to conservative management of our liquidity position, with the authorization of our Board of Directors, we declared distributions for the months of July and August 2009 at a per-share amount that is slightly lower than the amount declared for each of the months since our last distribution rate change in May 2008.  Distributions declared for July and August are at the rate of $0.00165699 per share per day, which if declared and paid for 365 days, would equate to a 6.0% annualized yield on our current offering price of $10.08. Depending on our financial performance in the future, there is no assurance that this level of distributions to shareholders will be maintained.

Given the economic environment and the overall decline in the value of most investors’ portfolios, there is less capital being invested in most sectors including commercial real estate.  In addition, investors remain focused on liquidity and safety and, therefore, there is a significant increase in requests to redeem securities and a decrease in sales of securities to investors. During the first half of 2009, we experienced similar circumstances whereby proceeds received from our current offering were lower than our historical capital raising activities and share redemptions under our redemption plan were significantly higher. In the second quarter, we experienced a slight increase in the amount of proceeds received from the Third Offering and also experienced a decrease in redemptions from the number of shares redeemed in the first quarter. We believe this may be the beginning of a trend that investors are beginning to regain more confidence in the investment markets due to some signs of stability in the economy.

The real estate debt markets remain distressed as financial institutions and other lenders continue to be capital constrained.  As a result, debt capital continues to be difficult to obtain and more expensive. We have managed our portfolio to date in an effort to minimize our exposure to volatility in the debt capital markets. We have done this by using moderate levels of long-term fixed-rate debt and minimizing our exposure to short-term variable-rate debt which is more likely to be impacted by market volatility. Our portfolio was 56% leveraged as of June 30, 2009, with 91% of our debt in the form of long-term, fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps).

Values of commercial real estate assets and debt instruments continue to be impacted by the events described above. Values of assets have continued to decline from the values achieved over the last 24 months. It is uncertain how much of the declines are attributable to the current illiquidity and volatility in the markets or a longer-term re-pricing of real estate assets. While real estate values have continued to decline in recent months, existing, low-rate debt continues to be valuable as debt is now less available and more expensive. In conjunction with our share re-pricing which occurred in January 2009, we reflected the current valuations of our real estate investments and notes payable as of December 31, 2008. This resulted in our per share price declining from $10.66 to $10.08. Depending on how the broader economy and markets perform in the future, there is no assurance that values of commercial real estate will not decline further in the future.

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

Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements are for property acquisitions, property-level operating expenses, capital improvements, debt service, corporate-level general and administrative expenses, distributions and redemptions. We have three primary sources of capital for meeting our cash requirements:

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

Additionally, HSH Nordbank has the right to have the properties serving as collateral under the HSH Nordbank credit facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, we must rebalance through making partial payment or providing additional collateral to eliminate such excess. Considering the declining real estate values in recent months, we expect that we may be required to repay certain amounts outstanding or provide additional collateral in the upcoming quarters to maintain compliance with this covenant. Should we need to do so, we expect to fund such amounts with proceeds from the Third Offering or with borrowings from our KeyBank revolving credit facility.

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

Net cash provided by operating activities was $20.0 million for the six months ended June 30, 2009 compared to net cash provided by operating activities of $18.4 million for the six months ended June 30, 2008.

Cash Flows from Investing Activities

    Net cash used in investing activities was $6.1 million for the six months ended June 30, 2009 compared to $510.6 million for the six months ended June 30, 2008. The decrease is primarily due to a significant reduction in acquisitions completed during 2009. During the six months ended June 30, 2008, we had cash outflows of $519.8 million related to the acquisition of properties and their related lease intangibles. We did not acquire any direct interests in properties during the six months ended June 30, 2009. In addition, we have described certain additional transactions below which may be helpful in understanding changes in our investing cash flows between 2009 and 2008.

  In January 2009, we entered into possession and use agreements with the City of Redmond, Washington, related to a portion of the land owned in connection with the Laguna Buildings, which gives the city immediate use and possession of the land until final terms of the sale are determined. Upon execution of the agreements, we received a deposit of approximately $803,000. However, because the terms of the sale have not been finalized and title to the land has not been transferred, we have recorded a liability related to the deposit and the proceeds are included in deposit proceeds from pending land sale on the accompanying condensed statement of cash flows as of June 30, 2009.

As of June 30, 2009, we had invested $395.5 million in the Core Fund representing an approximate 28.7% non-managing general partner interest. During the six months ended June 30, 2009 and 2008, we received distributions from the Core Fund totaling $5.4 million and $12.8 million, respectively, which was included in cash flows from investing activities as it exceeded our equity in earnings of the joint venture. The Core Fund decreased the amount of its distributions in the first two quarters of 2009 in order to pay down debt and improve its liquidity position and expects distributions, if any, will be minimal for the next several quarters.

As of June 30, 2009, we had invested $28.9 million in Distribution Park Rio representing a 50% interest. During the six months ended June 30, 2009 and 2008, we received distributions from Distribution Park Rio totaling $1.3 million and $1.5 million, respectively. Approximately $258,000 and $482,000 of this amount was included in cash flows from investing activities as it exceeded our equity in earnings of the joint venture and the remaining amount was included in operating cash flows for the six months ended June 30, 2009 and 2008, respectively.

On November 13, 2008, we acquired a 70.0% non-managing interest in the Grocery-Anchored Portfolio through a joint venture. Concurrently with our initial investment, the joint venture acquired interests in eight of these properties. During the three months ended March 31, 2009, the joint venture acquired interests in the remaining four properties resulting in our additional investment of $23.1 million. During the six months ended June 30, 2009, we received operating distributions from the Grocery-Anchored Portfolio totaling $1.6 million. Additionally, we received a return of a portion of the the capital contributed to the joint venture in the fourth quarter of 2008 of $1.8 million, which was used to fund a deposit on the joint venture’s mortgage financing. These amounts are included in cash flows from investing activities as they exceeded our equity in earnings of the joint venture.

During the six months ended June 30, 2009 and 2008, respectively, we had net cash inflows of approximately $1.2 million and $868,000, for master leases entered into in connection with our acquisitions.

During the six months ended June 30, 2009, we had decreases in restricted cash and marketable securities of $10.2 million. This decrease is primarily related to rent and escrows of $10.0 million at one of our properties required by its mortgage agreement to be restricted as of year-end, which has subsequently been released. During the six months ended June 30, 2008, we had an increase in restricted cash of $4.9 million related to certain escrows required by our mortgage agreements of properties acquired during that period.

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

We commenced our Third Offering on July 1, 2008, pursuant to which we are offering up to $3.5 billion in shares of common stock, including $500.0 million in shares of common stock under our dividend reinvestment plan.  As of June 30, 2009, we had raised $322.1 million in proceeds, including proceeds from the dividend reinvestment plan, through the Third Offering. During the six months ended June 30, 2009 and 2008, respectively, we raised proceeds of $134.0 million and $300.6 million excluding proceeds from the dividend reinvestment plan. The decrease in proceeds is a result of the current capital markets and economic environment. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Economic Update” for additional information regarding the current state of the economy.

We funded redemptions of $107.2 million for the six months ended June 30, 2009 compared to $17.1 million for the six months ended June 30, 2008. As indicated previously, we have experienced a significant increase in requests for redemptions during 2009 compared to the same period in 2008, due to the current economic environment. However, we have recently experienced a decrease in redemption request levels. Redemptions paid during the first quarter of 2009 averaged $21.2 million per month, compared with $14.6 million per month during the second quarter of 2009 and $9.5 million during each of the months of July and August 2009.

  Payment of Offering and Other Costs and Expenses

In addition to making investments in accordance with our investment objectives, we used our capital resources to pay Hines Real Estate Investments, Inc. (the “Dealer Manager”) and the Advisor for services they provided to us during the various phases of our organization and operations. During the offering stage, we pay the Dealer Manager selling commissions and dealer manager fees, and during the Second Offering we reimbursed the Advisor for organizational and offering costs. Pursuant to the terms of the Third Offering, we are not obligated to pay organizational and offering costs related to the Third Offering, other than selling commissions and the dealer manager fee. As a result, we have not incurred or paid any organizational or offering costs during 2009.

For the six months ended June 30, 2009 and 2008, we paid the Dealer Manager selling commissions of $8.6 million and $18.6 million, respectively, and dealer manager fees of $2.7 million and $6.8 million, respectively. All such selling commissions and a portion of such dealer manager fees were reallowed by the Dealer Manager to participating broker dealers for their services in selling our shares. Commissions and dealer manager fees paid during the six months ended June 30, 2009 decreased, as compared to the six months ended June 30, 2008, primarily as a result of a decrease in capital raised.

Our Second Offering terminated on June 30, 2008. No organizational and offering costs related to the Second Offering were incurred after December 31, 2008. During the six months ended June 30, 2008, the Advisor incurred internal organizational and offering costs related to the Second Offering totaling approximately $3.6 million and third-party offering costs of $4.2 million. During the six months ended June 30, 2008 we made payments totaling $8.3 million for Second Offering organizational and offering costs, all of which were reimbursements made to our Advisor.

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

From July 1, 2006 through April 30, 2008, we declared distributions (as authorized by our board of directors) equal to $0.00170959 per share, per day. We increased the dividend rate to $0.00175233 per share, per day for the months of May through December 2008. Additionally, we have declared distributions equal to $0.00175233 per share, per day for the period from January 1, 2009 through June 30, 2009. As discussed above (See Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Economic Update), beginning in July 2009, we reduced our distribution rate to $0.00165699 per share, per day. The distributions declared were authorized and set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends. However, as discussed above, in light of the current economic environment, we may not be able to maintain the current level of distributions to our shareholders in future periods.

     The table below outlines our total distributions declared to shareholders and noncontrolling interests for each of the six months ended June 30, 2009 and 2008, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Shareholders			Noncontrolling Interests
Six Months Ended	Cash Distributions	Dividends Reinvested	Total Declared	Total Declared
Ended June 30, 2009	$30,610	$33,732	$64,342	$1,948
Ended June 30, 2008	$22,515	$30,074	$52,589	$1,375

For the six months ended June 30, 2009, we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments and cash generated during prior periods, which consisted of cash flows from operating activities and distributions received from our unconsolidated investments in excess of distributions. For the six months ended June 30, 2008, we funded our cash distributions with cash flows from operating activities and distributions received from our unconsolidated investments.

Debt Financings

We use debt financing from time to time for acquisitions and investments as well as for property improvements, tenant improvements, leasing commissions and other working capital needs. We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate, depending on market conditions and other factors. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Economic Update” for additional information regarding the current state of the debt markets.

For the six months ended June 30, 2009, we received proceeds of $204.0 million related to borrowings under our revolving credit facility in anticipation of the Airport Corporate Center debt maturity (see “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” for additional information), to make capital contributions related to acquisitions in the Grocery-Anchored Portfolio and to fund general working capital needs.  On April 20, 2009, upon execution of the Airport Corporate Center debt maturity extension, we made a principal payment of $13.1 million to reduce the outstanding principal balance to $77.9 million. In addition, we made payments of $139.0 million on our revolving credit facility to reduce the outstanding balance to $81.0 million as of June 30, 2009.

As of June 30, 2009, our debt financing was approximately 56% of the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund) compared with 55% at December 31, 2008.

For the six months ended June 30, 2008, we entered into $251.0 million of permanent mortgage financing related to our wholly-owned property acquisitions. We also assumed a $54.2 million mortgage related to our acquisition of the Raytheon/DirecTV Buildings. These mortgages were primarily interest-only and had terms that varied from five to eight years with a weighted average interest rate of 5.50%. In addition, we received proceeds of $269.0 million and made debt payments of $269.0 million, related to borrowings under our revolver.

 Results of Operations

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

RESULTS FOR OUR DIRECTLY-OWNED PROPERTIES

We owned 25 properties directly that were 94% leased as of June 30, 2009 compared to 20 properties that were 94% leased as of June 30, 2008. The following table presents the property-level revenues and expenses for the three and six months ended June 30, 2009, as compared to the same period in 2008. Same-store properties for the six months ended June 30, 2009 include all properties owned as of January 1, 2008. Revenues and expenses for properties acquired after January 1, 2008 are included in “Recent Acquisitions.” Same-store properties for the three months ended June 30, 2009 include all properties owned as of April 1, 2008. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2009	2008	$	%
Property revenues
Same-store properties	$73,921	$77,409	$(3,488)	(4.5)%
Recent acquisitions	15,995	7,811	8,184	104.8%
Total property revenues	$89,916	$85,220	$4,696	5.5%

Property expenses (1)
Same-store properties	$53,470	$60,727	$(7,257)	(12.0)%
Recent acquisitions	13,260	6,924	6,336	91.5%
Total property expenses	$66,730	$67,651	$(921)	(1.4)%

Property revenues in excess of expenses
Same-store properties	$20,451	$16,682	$3,769	22.6%
Recent acquisitions	2,735	887	1,848	208.3%
Total property revenues in excess of expenses	$23,186	$17,569	$5,617	32.0%

Interest Income/Expense
Interest Expense	$23,005	$20,900	$2,105	10.1%
Interest Income	$96	$361	$(265)	(73.4)%

	Six Months Ended June 30,		Change
	2009	2008	$	%
Property revenues
Same-store properties	$133,820	$138,048	$(4,228)	(3.1)%
Recent acquisitions	48,117	17,306	30,811	178.0%
Total property revenues	$181,937	$155,354	$26,583	17.1%

Property expenses (1)
Same-store properties	$100,808	$108,455	$(7,647)	(7.1)%
Recent acquisitions	34,946	14,723	20,223	137.4%
Total property expenses	$135,754	$123,178	$12,576	10.2%

Property revenues in excess of expenses
Same-store properties	$33,012	$29,593	$3,419	11.6%
Recent acquisitions	13,171	2,583	10,588	409.9%
Total property revenues in excess of expenses	$46,183	$32,176	$14,007	43.5%

Interest Income/Expense
Interest Expense	$45,594	$38,952	$6,642	17.1%
Interest Income	$375	$1,610	$(1,235)	(76.7)%
____

(1)	Property expenses include property operating expenses, real property taxes, property management fees, depreciation and amortization of real estate assets and income taxes.

As indicated above, the changes in property revenues and expenses between the three and six months ended June 30, 2009 and 2008 were primarily due to acquisitions made in those years. The margin of property revenues in excess of property expenses for same-store properties increased by 22.6% during the three months ended June 30, 2009 as compared to the same period in 2008. The margin of property revenues in excess of property expenses for same-store properties increased by11.6% during the six months ended June 30, 2009 as compared to the same period in 2008. The increase in the margins is primarily due to decreased depreciation and amortization resulting from fully depreciated lease intangibles.

The increase in interest expense for the three and six months ended June 30, 2009 compared to the same period in 2008 is primarily due to increased borrowings related to our acquisitions of directly-owned properties. Average debt outstanding during the three months ended June 30, 2009 and 2008 was $1.7 billion and $1.4 billion, respectively. Average debt outstanding during the six months ended June 30, 2009 and 2008 was $1.6 billion and $1.4 billion, respectively. The decrease in interest income is primarily due to lower interest rates on cash we held in short-term investments during delays between raising capital and acquiring real estate investments.

As a result of future potential acquisitions and our recent acquisitions having less than a full period of operations, our results of operations for the three and six months ended June 30, 2009 are not indicative of what we expect our results of operations to be in future periods.

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of June 30, 2009, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 88% leased. As of June 30, 2008, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 92% leased. Our equity in losses related to our investment in the Core Fund for the three months ended June 30, 2009 and 2008 was $3.1 million and $2.7 million, respectively. Our equity in losses related to our investment in the Core Fund for the six months ended June 30, 2009 and 2008 was $5.2 million and $5.1 million, respectively.

Our Interest in Distribution Park Rio

We own a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. Our equity in earnings related to our investment in Distribution Park Rio for each of the three months ended June 30, 2009 and 2008 was approximately $552,000 and $533,000, respectively. Our equity in earnings related to our investment in Distribution Park Rio for the six months ended June 30, 2009 and 2008 was $1.0 million.

CORPORATE-LEVEL ACTIVITIES

Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have entered into several forward interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008. The gain or loss on derivative instruments recorded during the three and six months ended June 30, 2009 and 2008 are the result of changes in the fair value of interest rate swaps during each period. See Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the risk of counterparty non-performance.

The gain resulting from the increase in the fair value of the interest rate swaps for the six months ended June 30, 2009 of $46.8 million has been recorded in gain (loss) on derivative instruments, net in the consolidated statements of operations. The loss resulting from the decrease in the fair value of the interest rate swaps for the six months ended June 30, 2008 of approximately $665,000 has been recorded in gain (loss) on derivative instruments, net in the consolidated statements of operations.

The gain resulting from the increase in the fair value of the interest rate swaps for the three months ended June 30, 2009 of $35.9 million has been recorded in gain (loss) on derivative instruments, net in the consolidated statements of operations. The gain resulting from the increase in the fair value of the interest rate swaps for the three months ended June 30, 2008 of $26.8 million has been recorded in gain (loss) on derivative instruments, net in the consolidated statements of operations.

Other Corporate-level Activities

The table below provides detail relating to our asset management and acquisition fees and general and administrative expenses for the three months ended June 30, 2009 and 2008.  All amounts in thousands, except percentages:

	Three Months Ended June 30,		Change
	2009	2008	$	%

Asset Management and Acquisition Fees	$8,498	$9,284	$(786)	(8.5)%
General and Administrative Expenses	$1,630	$1,813	$(183)	(10.1)%

The table below provides detail relating to our asset management and acquisition fees and general and administrative expenses for the three months ended June 30, 2009 and 2008.  All amounts in thousands, except percentages:

	Six Months Ended June 30,		Change
	2009	2008	$	%

Asset Management and Acquisition Fees	$13,112	$17,694	$(4,582)	(25.9)%
General and Administrative Expenses	$3,083	$3,093	$(10)	0.0%

We pay monthly asset management fees to our Advisor based on the amount of net equity capital invested in real estate investments and pay acquisition fees to our Advisor based on the purchase prices of our real estate investments. The decrease in asset management and acquisition fees is primarily the result of fewer acquisitions made during the three and six months ended June 30, 2009.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable, which have and will increase in the future as we continue to raise capital and make additional real estate investments.

Net Income Attributable to Noncontrolling Interests

As of June 30, 2009 and 2008, affiliates of Hines owned 3.0% and 2.5% interests, respectively, in the Operating Partnership. We allocated income of approximately $1.0 million and $732,000, respectively, to the holders of these noncontrolling interests for the three months ended June 30, 2009 and 2008. We allocated income of $1.9 million and $1.4 million, respectively, to the holders of these noncontrolling interests for the six months ended June 30, 2009 and 2008.

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

However, OFG should not be considered as an alternative to net income (loss) or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund the Company’s cash needs.  Additionally, please see the limitations listed below associated with the use of OFG as compared to net income (loss):

· OFG excludes gains (losses) related to changes in estimated values of derivative instruments related to our interest rate swaps.  Although we expect to hold these instruments to maturity, if we were to settle these instruments currently, it would have an impact on our operations.

· OFG excludes the Participation Interest component of the acquisition and asset management fees.  Although we believe the settlement of this liability will be funded using proceeds from the sale of properties in the future, if we were to settle it currently it would have an impact on our operations.

· OFG excludes organizational and offering expenses and acquisition expenses payable to our Advisor.  Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of the operating performance of the Company and determining OFG.

 The table below summarizes OFG for the three and six months ended June 30, 2009 and 2008 and a reconciliation of such non-GAAP financial performance measure to our net income (loss) for the three months then ended (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net income (loss)	$23,549	$8,837	$27,352	$(34,350)
Adjustments:
Depreciation and amortization (1)	31,010	32,216	62,788	57,597
(Gain) loss on derivative instruments (2)	(35,895)	(26,780)	(46,791)	665
Participation interest expense (3)	4,949	4,642	4,921	8,847
Other components of revenues and expenses (4)	(3,251)	(4,137)	(8,119)	(8,698)
Master lease rents (5)	479	1,239	1,200	4,703
Organizational and offering expenses (6)	—	1,695	—	3,614
Acquisition fees (6)	—	1,572	1,160	3,018
Adjustments to equity in losses from unconsolidated entities, net (7)	10,624	10,502	21,937	20,282
Adjustments for noncontrolling interests (8)	(930)	(754)	(1,884)	(1,387)
Operating Funds Generated by the Company	$30,535	$29,032	$62,564	$54,291

Operating Funds Generated by the Company Per Common Share	$0.15	$0.16	$0.31	$0.32
Weighted Average Shares Outstanding	204,152	178,536	202,797	171,840
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

4)
Includes the following components of revenues and expenses that we do not consider in evaluating the operating performance of the Company and determining OFG for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Straight-line rent adjustment (a)	$(1,839)	$(4,653)	$(5,252)	$(8,578)
Amortization of lease incentives (b)	1,265	897	2,535	1,670
Amortization of out-of-market leases (b)	(3,628)	(1,078)	(7,253)	(3,133)
Amortization of deferred financing costs (b)	737	412	1,259	791
Other	214	285	592	552
	$(3,251)	$(4,137)	$(8,119)	$(8,698)

a	)
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

  Additionally, pursuant to the terms of the Grocery Anchored Portfolio joint venture agreement, for the three and six months ended June 30, 2009, we received distributions of approximately $361,000 and $701,000 in excess of our pro-rata share of the joint venture’s OFG, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2009 and December 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

KeyBank Activity

From July 1, 2009 through August 5, 2009, we repaid $31.0 million under our revolving credit facility with KeyBank resulting in an outstanding principal balance of $50.0 million as of August 5, 2009.

Shareholder Redemptions

For the months of June and July 2009, in accordance with our share redemption plan, we redeemed 2.1 million common shares and made corresponding payments (on July 1 and August 1, 2009, respectively) totaling $19.0 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares. We recorded a $10.2 million liability as of June 30, 2009 for the redemptions paid in July 2009.

Advisory Agreement

  On July 1, 2009, we renewed our advisory agreement with the Advisor for an additional one-year term. No other terms of the advisory agreement were altered. The renewal was approved by our board of directors and the conflicts committee of the board of directors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk.

We are exposed to the effects of interest rate changes primarily as a result of our revolving credit facility, which bears interest at a variable rate.  We typically use this facility on a short-term basis to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of June 30, 2009, we had $81.0 million outstanding under this facility, and the weighted average interest rate on outstanding borrowings was 1.8%.  Annual interest expense would increase $810,000 for every 1% increase in interest rates on this balance.

As of June 30, 2009, we also had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the debt outstanding under the HSH Credit Facility to which our outstanding interest rate swaps relate. Please see “Debt Financings” above for more information concerning our outstanding debt.

We currently have investments in Canada and Brazil and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. For all currencies, we are currently a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. During the three months ended June 30, 2009 and 2008, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. Generally, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at a fixed rate of interest in the local currency related to our property in Toronto, Canada. To the extent that currency fluctuations increase or decrease net operating income as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in net operating income, and, to some extent, mitigate the risk from changes in foreign currency rates. Based upon our equity ownership in our international subsidiaries as of June 30, 2009, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the net book value of our investments in our international subsidiaries by approximately $21.3 million and would decrease the quarterly net income of our international subsidiaries by approximately $223,000.

Item 4T.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Other than those described below, no change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

During the three months ended June 30, 2009, we completed the implementation of an upgrade to our financial and accounting systems and a new enterprise-wide accounting and lease management system for Hines. This new software has affected many aspects of our accounting and financial systems and procedures and has resulted in significant changes to our internal controls. The implementation of these systems upgrades had a material impact on our internal control over financial reporting, but these upgrades were not implemented in response to an identified significant control deficiency or material weakness. We believe that these changes have improved and strengthened our overall system of internal control.

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

Even though our share redemption program may provide shareholders with a limited opportunity to redeem their shares after they have held them for a period of one year, shareholders should understand that our share redemption program contains significant restrictions and limitations. In addition, irrespective of the amount of time a shareholder has held their securities, only the following shares are eligible for redemption: (i) shares purchased directly from us, (ii) shares received through a non-cash transaction, not in the secondary market and (iii) shares purchased from another shareholder prior to January 11, 2009. We expect to redeem shares to the extent our board of directors determines we have sufficient available cash to do so subject to the annual and monthly limitations on the number of shares we can redeem set forth in our share redemption program. During 2009, we have experienced an increase in share redemption requests. From January 1, 2009 to August 1, 2009, we have redeemed approximately $126.2 million in shares as compared to $58.7 million, $10.6 million and $2.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. Moreover, the number of share redemption requests we received during the months of February and March exceeded the monthly limit of shares we may redeem pursuant to the share redemption plan. While our board of directors elected to waive this monthly limitation, we cannot assure our shareholders that our board will elect to or will otherwise be able to waive this limitation in the future. If at any time some but not all tendered shares are redeemed, shares will be redeemed on a pro rata basis. The Company may, but is not required to, utilize all sources of cash flow not otherwise dedicated to a particular use to meet shareholders’ redemption needs, including proceeds from our dividend reinvestment plan or securities offerings, operating cash flow not intended for distributions, borrowings and capital transactions such as asset sales or financings. For example, in 2009 we have used proceeds from the Third Offering to fund redemption requests. Cash used to fund redemptions reduces our liquidity available to fund acquisitions of real estate investments and other cash needs. Our board of directors reserves the right to amend, suspend or terminate the share redemption program at any time in its discretion upon 30 days’ written notice. Shares are currently redeemed at a price of $9.15 per share. However, our board of directors may change the redemption price from time to time upon 30 days’ written notice based on our then-current estimated net asset value at the time of the adjustment and such other factors as it deems appropriate, including the then-current offering price of our shares (if any), our then- current dividend reinvestment plan price and general market conditions. The methodology used in determining the redemption price is subject to a number of limitations and to a number of assumptions and estimates which may not be accurate or complete. The redemption price, like our offering price, may not be indicative of the price our shareholders would receive if our shares were actively traded, if we were liquidated or if they otherwise sold their shares. Therefore, shareholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or at a price that reflects the then-current market value of their shares.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2009, we did not sell or issue any equity securities that were not registered under the Securities Act.

The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2009 to April 30, 2009	2,341,644	$9.15	2,341,644	8,513,743
May 1, 2009 to May 31, 2009	1,432,002	9.15	1,432,002	7,611,098
June 1, 2009 to June 30, 2009	1,003,539	9.15	1,003,539	7,531,708
Total	4,777,185	$9.15	4,777,185
__________

(1)
We may redeem shares under the program so long as the total number of shares redeemed during the calendar year does not exceed, as of the date of the redemption, 10% of our shares outstanding on the same date during the prior year. For the three months ended June 30, 2009, all shareholder requests for redemptions were fully funded. Monthly share redemptions pursuant to our share redemption program are limited to 1/12th of 10% of our shares outstanding as of the prior calendar year-end. Our share redemption plan has been in effect since June 2004 and has no definitive expiration date. However, the plan may be suspended or terminated at the discretion of the board of directors.

Item 6.   Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HINES REAL ESTATE INVESTMENT TRUST, INC.

August 14, 2009                                                                                 By:  /s/ Charles N. Hazen
                                                                                                          Charles N. Hazen
      President and Chief Executive Officer

August 14, 2009                                                                                 By:  /s/ Sherri W. Schugart
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