Form 10-Q
period 2009-09-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2009-11-13
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Yes ☐   No ☒

As of November 6, 2009, 214.8 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4T.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 6.	Exhibits	40

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2009	2008
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$2,393,900	$2,374,007
Investments in unconsolidated entities	383,341	364,374
Cash and cash equivalents	153,519	39,927
Restricted cash and marketable securities	9,225	19,732
Distributions receivable	2,208	5,275
Tenant and other receivables	48,077	43,012
Intangible lease assets, net	316,219	370,049
Deferred leasing costs, net	49,134	47,982
Deferred financing costs, net	8,674	8,993
Other assets	3,379	7,086
TOTAL ASSETS	$3,367,676	$3,280,437

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$76,292	$93,364
Due to affiliates	5,624	9,515
Intangible lease liabilities, net	97,512	112,371
Other liabilities	17,681	21,643
Interest rate swap contracts	80,984	116,074
Participating interest liability	54,048	45,419
Distributions payable	33,086	32,990
Notes payable	1,629,001	1,529,842
Total liabilities	1,994,228	1,961,218

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2009 and December 31,2008	-	-
Common shares, $.001 par value; 1,500,000 common shares authorized as of September 30, 2009 and December 31, 2008; 212,538 and 201,743 common shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	213	202
Additional paid-in capital	1,635,071	1,629,033
Retained deficit	(304,733)	(303,323)
Accumulated other comprehensive income (loss)	42,897	(6,693)
Shareholders' equity	1,373,448	1,319,219
Noncontrolling interests	-	-
Total equity	1,373,448	1,319,219
TOTAL LIABILITIES AND EQUITY	$3,367,676	$3,280,437

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2009
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$86,230	$81,938	$254,948	$225,016
Other revenue	7,591	6,964	20,811	19,240
Total revenues	93,821	88,902	275,759	244,256
Expenses:
Property operating expenses	23,908	23,849	69,183	63,974
Real property taxes	12,807	11,477	35,864	33,099
Property management fees	2,150	1,891	6,280	5,263
Depreciation and amortization	31,859	32,888	94,647	90,485
Asset management and acquisition fees	7,354	6,229	20,466	23,923
Organizational and offering expenses	-	34	-	3,647
General and administrative	1,247	1,545	4,330	4,637
Other losses	3,415	-	3,425	2
Total expenses	82,740	77,913	234,195	225,030
Income before other income (expenses), provision for income taxes and equity in losses of unconsolidated entities, net	11,081	10,989	41,564	19,226
Other income (expenses):
Gain (loss) on derivative instruments, net	(11,701)	(10,530)	35,090	(11,194)
Interest expense	(22,883)	(22,153)	(68,475)	(61,105)
Interest income	54	903	429	2,513
Income (loss) before provision for income taxes and equity in losses of unconsolidated entities, net	(23,449)	(20,791)	8,608	(50,560)
Provision for income taxes	(63)	(726)	(569)	(1,191)
Equity in losses of unconsolidated entities, net	(2,277)	(2,263)	(6,474)	(6,379)
Net income (loss)	(25,789)	(23,780)	1,565	(58,130)
Less: Net income attributable to noncontrolling interests	(1,028)	(816)	(2,975)	(2,191)
Net loss attributable to common shareholders	$(26,817)	$(24,596)	$(1,410)	$(60,321)
Basic and diluted loss per common share:
Loss per common share	$(0.13)	$(0.13)	$(0.01)	$(0.34)
Weighted average number of common shares outstanding	210,298	192,012	205,325	178,613

Net comprehensive income (loss):
Net income (loss)	$(25,789)	$(23,780)	$1,565	$(58,130)
Other comprehensive income:
Foreign currency translation	19,097	(7,332)	49,590	(5,721)
Other comprehensive income (loss)	(6,692)	(31,112)	51,155	(63,851)
Comprehensive income attributable to noncontrolling interests	(1,028)	(816)	(2,975)	(2,191)
Net comprehensive income (loss) attributable to common shareholders	$(7,720)	$(31,928)	$48,180	$(66,042)

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2009 and 2008
(UNAUDITED)

	Hines Real Estate Investment Trust, Inc.
					Accumulated
			Additional		Other
	Common		Paid-In	Accumulated	Comprehensive		Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Total	Interests
BALANCE, January 1, 2009	201,743	202	1,629,033	(303,323)	(6,693)	1,319,219	-
Issuance of common shares	25,424	25	254,196	-	-	254,221	-
Redemption of common shares	(14,629)	(14)	(134,407)	-	-	(134,421)	-
Distributions declared	-	-	(96,401)	-	-	(96,401)	(2,975)
Selling commissions and dealer manager fees	-	-	(17,350)	-	-	(17,350)	-
Comprehensive income (loss):	-	-	-	-	-	-	-
Net income	-	-	-	(1,410)	-	(1,410)	2,975
Other comprehensive income - Foreign currency translation adjustment	-	-	-	-	49,590	49,590	-
BALANCE
September 30, 2009	212,538	213	1,635,071	(304,733)	42,897	1,373,448	-

					Accumulated
			Additional		Other
	Common		Paid-In	Accumulated	Comprehensive		Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Total	Interests
BALANCE, January 1, 2008	159,409	159	1,358,523	(137,915)	12,509	1,233,276	-
Issuance of common shares	39,469	40	413,758	-	-	413,798	-
Redemption of common shares	(3,742)	(4)	(39,751)	-	-	(39,755)	-
Distributions declared	-	-	(84,920)	-	-	(84,920)	(2,191)
Selling commissions and dealer manager fees	-	-	(32,316)	-	-	(32,316)	-
Other offering costs, net	-	-	(4,206)	-	-	(4,206)	-
Comprehensive income (loss):	-	-	-	-	-	-	-
Net income	-	-	-	(60,321)	-	(60,321)	2,191
Other comprehensive income - Foreign currency translation adjustment	-	-	-	-	(5,721)	(5,721)	-
BALANCE
September 30, 2008	195,136	195	1,611,088	(198,236)	6,788	1,419,835	-

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(UNAUDITED)

	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES	(In thousands)
Net income (loss)	$1,565	$(58,130)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	90,130	91,314
Non-cash compensation expense	62	22
Equity in losses of unconsolidated entities, net	6,474	6,379
Distributions received from unconsolidated entities	1,699	1,663
Accrual of organizational and offering expenses	-	3,647
Other losses	3,425	2
(Gain) loss on derivative instruments, net	(35,090)	11,194
Net change in operating accounts	(27,206)	(23,141)
Net cash provided by operating activities	41,059	32,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	(23,073)	-
Distributions received from unconsolidated entities in excess of equity in earnings	11,079	20,042
Investments in property	(5,876)	(423,601)
Investments in master leases	-	(1,917)
Master lease rent receipts	1,200	5,760
Deposit proceeds from pending land sale	803	-
(Increase) decrease in restricted cash	10,699	(4,463)
Acquired lease intangibles	-	(97,910)
Net cash used in investing activities	(5,168)	(502,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other liabilities	294	(1,371)
Proceeds from issuance of common stock	201,710	369,368
Redemption of common shares	(136,200)	(35,831)
Payments of selling commissions and dealer manager fees	(17,162)	(32,976)
Payments of organizational and offering expenses	(9)	(10,084)
Distributions paid to shareholders and noncontrolling interests	(48,003)	(36,572)
Proceeds from notes payable	274,000	520,000
Payments on notes payable	(195,353)	(269,444)
Additions to deferred financing costs	(2,668)	(1,460)
Net cash provided by financing activities	76,609	501,630
Effect of exchange rate changes on cash	1,092	(275)
Net change in cash and cash equivalents	113,592	32,216
Cash and cash equivalents, beginning of period	39,927	152,443
Cash and cash equivalents, end of period	$153,519	$184,659

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2008 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of September 30, 2009 and December 31, 2008, and the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

The Company commenced its third public offering (the “Third Offering”) on July 1, 2008 pursuant to which it is offering up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under its dividend reinvestment plan.  As of September 30, 2009, Hines REIT had raised $407.0 million in proceeds through the Third Offering. In addition, from October 1, 2009 through November 6, 2009, Hines REIT received gross offering proceeds of $40.0 million from the sale of 4.1 million common shares.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of September 30, 2009 and December 31, 2008, Hines REIT owned a 97.0% and 97.3%, respectively, general partner interest in the Operating Partnership.

Noncontrolling Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of September 30, 2009 and December 31, 2008, respectively. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 2.5% and 2.2% limited partnership interest in the Operating Partnership as of September 30, 2009 and December 31, 2008, respectively, which is a profits interest (the “Participation Interest”). See Note 7 for additional information regarding the Participation Interest.

Investment Property

As of September 30, 2009, the Company owned direct and indirect investments in 63 properties. These properties consisted of 45 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, four industrial properties in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states in the southeastern United States (the “Grocery-Anchored Portfolio”).

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

Basis of Presentation

The condensed consolidated financial statements of the Company included in this quarterly report include the accounts of Hines REIT, the Operating Partnership (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries (see Note 3), as well as the noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

We have evaluated subsequent events through November 13, 2009, which is the date the consolidated financial statements were issued.

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

In October 2009, the Company entered into a sale agreement with an unaffiliated third party to sell a land parcel it acquired in connection with its acquisition of Williams Tower in May 2008. According to the terms of the sale agreement, the land parcel is expected to be sold in 2010 for approximately $12.8 million. The Company recorded an impairment charge of $3.4 million, which is included in other losses in the accompanying condensed consolidated statement of operations. The amount of the impairment charge was determined based on the expected sale price specified in the executed sale agreement.

No impairment charges were recorded during the nine-months ended September 30, 2009 other than the impairment charge described above. However, if market conditions continue to deteriorate and result in lower valuations or reduced cash flows of our properties, additional impairment charges may be recorded in future periods.

Restricted Cash and Marketable Securities

As of September 30, 2009 and December 31, 2008, the Company had restricted cash of $9.2 million and $17.0 million, respectively, related to escrow accounts required by certain of the Company’s mortgage agreements. In addition, the Company had restricted marketable securities of $2.7 million at December 31, 2008, related to one of the Company’s lease agreements. These amounts were invested in short-term certificates of deposit.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent (see Note 2 – Revenue Recognition).  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of approximately $1.1 million and $956,000, at September 30, 2009 and December 31, 2008, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Tenant inducement amortization was $1.3 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $763,000 and $432,000 as amortization expense related to other direct leasing costs for the three months ended September 30, 2009 and 2008, respectively.

Tenant inducement amortization was $3.8 million and $2.7 million for the nine months ended September 30, 2009 and 2008, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $2.2 million and $1.1 million as amortization expense related to other direct leasing costs for the nine months ended September 30, 2009 and 2008, respectively.

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to fund $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods, beginning in the first quarter of 2008. As of September 30, 2009, $2.7 million of this commitment remained unfunded and was recorded in accounts payable and accrued expenses in the accompanying balance sheet.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing including the financing fees paid to our Advisor (see Note 8). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended September 30, 2009 and 2008, approximately $772,000 and $446,000, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2009 and 2008, $2.0 million and $1.2 million, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations.

Other Assets

Other assets included the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Property acquisition escrow deposit	$-	$4,885
Prepaid insurance	1,688	1,221
Other	1,691	980
Total	$3,379	$7,086

   Second Offering

Certain organizational and offering costs associated with the Second Offering were paid by the Advisor on the Company’s behalf. Pursuant to the terms of the advisory agreement in effect for the Second Offering, the Company was obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manager fees, did not exceed 15% of gross proceeds from the Second Offering. For the three and nine months ended September 30, 2008, the Advisor incurred approximately $34,000 and $3.6 million, respectively, of internal offering costs on the Company’s behalf in connection with the Second Offering which have been expensed in the accompanying condensed consolidated statement of operations for the three months then ended. In addition, approximately $6,000 and $4.2 million, respectively, of third-party offering costs for the three and nine months ended September 30, 2008, were offset against net proceeds of the Second Offering within additional paid-in capital in the accompanying condensed consolidated statements of equity.

   Third Offering

The Company commenced the Third Offering on July 1, 2008. During the three months ended September 30, 2009 and 2008, the Advisor incurred $2.5 million and $4.0 million, respectively, of organizational and offering costs related to the Third Offering. During the nine months ended September 30, 2009 and 2008, the Advisor incurred $10.9 million and $5.9 million, respectively, of organizational and offering costs related to the Third Offering.  Pursuant to the terms of the advisory agreement in effect for the Third Offering, the Company is not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of the Company. Accordingly, no such amounts have been recorded in the accompanying condensed consolidated financial statements.

   Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $37.0 million and $28.6 million as of September 30, 2009 and December 31, 2008, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

    Income Taxes

In connection with the operation of Atrium on Bay, an office property located in Toronto, Ontario, the Company has recorded a benefit for Canadian income taxes of approximately $47,000 and an income tax provision for Canadian taxes of $561,000 for the three months ended September 30, 2009 and 2008, respectively, in accordance with Canadian tax laws and regulations. The Company has recorded an income tax provision for Canadian income taxes of approximately $151,000 and $816,000 for the nine months ended September 30, 2009 and 2008, respectively, in accordance with Canadian tax laws and regulations.

The Company also recorded an income tax provision for the Texas margin tax related to its properties located in Texas. As a result, the Company recorded approximately $110,000 and $175,000 for the three months ended September 30, 2009 and 2008, respectively. The Company recorded approximately $418,000 and $380,000 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the Company had no significant temporary differences, tax credits, or net operating loss carry-forwards.

   Redemption of Common Stock

The Company complies with the Distinguishing Liabilities from Equity topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification , which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded a liability of $16.3 million in accounts payable and accrued expenses in the accompanying consolidated balance sheet and such amount has been included in redemption of common shares in the accompanying condensed consolidated statement of equity as of September 30, 2009 related to 1.8 million shares tendered for redemption and approved by the board of directors, but which were not redeemed until October 2009. The Company recorded a liability of $18.1 million in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2008 related to 1.9 million shares tendered for redemption and approved by the board of directors, but which were not redeemed until January 2009.

   Per Share Data

Loss per common share is calculated by dividing the net loss attributable to common shareholders for each period by the weighted average number of common shares outstanding during such period. Loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

   Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”), which is not yet included in the Accounting Standards Codification. SFAS No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of SFAS No. 166 is not expected to have a significant impact on the Company’s consolidated financial statements.

 In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which is not yet included in the Accounting Standards Codification. SFAS No. 167 is a revision to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a significant impact on the Company’s consolidated financial statements.

3.  Real Estate Investments

The Company makes real estate investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities. The following table provides summary information regarding the properties in which the Company owned interests as of September 30, 2009. All assets which are 100% owned by the Company are referred to as “directly-owned properties.” All other properties are owned indirectly through its investments in the Hines US Core Office Fund LP (the “Core Fund”), the Grocery-Anchored Portfolio and Distribution Park Rio.

Direct Investments

		Date	Leasable	Percent	Our Effective
Property	City	Acquired	Square Feet	Leased	Ownership (1)
321 North Clark	Chicago, Illinois	04/2006	885,664	98%	100%
Distribution Park Araucaria	Curitiba, Brazil	12/2008	459,587	100%	100%
Citymark	Dallas, Texas	08/2005	220,079	99%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,248,551	88%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,284	100%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	91%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579	100%	100%
Watergate Tower IV	Emeryville, California	12/2006	344,433	100%	100%
Williams Tower	Houston, Texas	05/2008	1,480,623	82%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
One Wilshire	Los Angeles, California	08/2007	661,553	97%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,731	87%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,021,397	90%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	766,210	82%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	78%	100%
1515 S Street	Sacramento, California	11/2005	348,881	100%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	253,187	95%	100%
Distribution Park Elouveira	Sao Paulo, Brazil	12/2008	534,794	100%	100%
Distribution Park Vinhedo	Sao Paulo, Brazil	12/2008	609,474	100%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	80%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	98%	100%
Atrium on Bay	Toronto, Ontario	02/2007	1,075,926	98%	100%
Total for Directly-Owned Properties			14,041,935	93%

Indirect Investments

Core Fund Investments
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	76%	23.20%
The Carillon Building	Charlotte, North Carolina	07/2007	471,507	78%	23.20%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	95%	23.20%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	97%	23.20%
Three First National Plaza	Chicago, Illinois	03/2005	1,421,131	91%	18.56%
333 West Wacker	Chicago, Illinois	04/2006	853,218	77%	18.51%
One Shell Plaza	Houston, Texas	05/2004	1,230,395	100%	11.60%
Two Shell Plaza	Houston, Texas	05/2004	565,553	95%	11.60%
425 Lexington Avenue	New York, New York	08/2003	700,034	100%	11.67%
499 Park Avenue	New York, New York	08/2003	291,480	77%	11.67%
600 Lexington Avenue	New York, New York	02/2004	289,386	96%	11.67%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	86%	23.20%
Riverfront Plaza	Richmond, Virginia	11/2006	951,590	96%	23.20%

		Date	Leasable	Percent		Our Effective
Property	City	Acquired	Square Feet	Leased		Ownership (1)
Core Fund Investments
Johnson Ranch Corporate Centre	Roseville, California	05/2007	179,990	62%		18.51%
Roseville Corporate Center	Roseville, California	05/2007	111,418	67%		18.51%
Summit at Douglas Ridge	Roseville, California	05/2007	185,128	63%		18.51%
Olympus Corporate Centre	Roseville, California	05/2007	193,178	56%		18.51%
Douglas Corporate Center	Roseville, California	05/2007	214,606	78%		18.51%
Wells Fargo Center	Sacramento, California	05/2007	502,365	96%		18.51%
525 B Street	San Diego, California	08/2005	449,183	94%		23.20%
The KPMG Building	San Francisco, California	09/2004	379,328	100%		23.20%
101 Second Street	San Francisco, California	09/2004	388,370	84%		23.20%
720 Olive Way	Seattle, Washington	01/2006	300,710	89%		18.51%
1200 19th Street	Washington, D.C.	08/2003	337,239	33%	(2)	11.67%
Warner Center	Woodland Hills, California	10/2006	808,274	90%		18.51%
Total for Core Fund Properties			14,888,683	88%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	99,749	100%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	95%		70%
Champions Village	Houston, Texas	11/2008	384,581	91%		70%
King's Crossing	Kingwood, Texas	11/2008	126,397	97%		70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	95%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,496	95%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	79,871	99%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	90%		70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,652	93%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%		70%
Heritage Stations	Wake Forest, North Carolina	01/2009	68,778	94%		70%
Total for Grocery-Anchored Portfolio			1,497,435	94%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	07/2007	693,115	99%		50%
Total for All Properties			31,121,168	91%	(3)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On September 30, 2009, Hines REIT owned a 97.0% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 3.0% interest in the Operating Partnership. In addition, the Company owned an approximate 28.7% non-managing general partner interest in the Core Fund as of September 30, 2009. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.3% to 80.7%.

(2)	Redevelopment of this asset, in which three floors were added to the building, was completed in June 2009. Efforts to lease this space are currently underway.

(3)
This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties.  The percentage leased based on the Company’s effective ownership interest in each property is 92%.

        Investment property consisted of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Buildings and improvements	$2,038,378	$1,987,184
Less: accumulated depreciation	(115,369)	(75,783)
Buildings and improvements, net	1,923,009	1,911,401
Land	470,891	462,606
Investment property, net	$2,393,900	$2,374,007

As of September 30, 2009, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$418,248	$61,136	$137,561
Less: accumulated amortization	(143,450)	(19,715)	(40,049)
Net	$274,798	$41,421	$97,512

As of December 31, 2008, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$424,063	$61,228	$138,577
Less: accumulated amortization	(100,453)	(14,789)	(26,206)
Net	$323,610	$46,439	$112,371

Amortization expense of in-place leases was $18.1 million and $21.1 million for the three months ended September 30, 2009 and 2008, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of approximately $3.8 million and $765,000, respectively. Amortization expense was $54.2 million and $56.4 million for in-place leases for the nine months ended September 30, 2009 and 2008, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $11.0 million and $3.9 million, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from October 1 through December 31, 2009 and for each of the years ended December 31, 2010 through 2013 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
October 1 through December 31, 2009	$17,550	$(3,645)
2010	58,807	(12,121)
2011	51,032	(11,063)
2012	40,408	(10,125)
2013	29,650	(8,509)

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2009, the approximate fixed future minimum rentals for the period from October 1 through December 31, 2009 and for each of the years ended December 31, 2010 through 2013 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1 through December 31, 2009	$61,584
2010	214,189
2011	195,465
2012	171,705
2013	133,487
Thereafter	505,382
Total	$1,281,812

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from October 1 through December 31, 2009 and for each of the years ended December 31, 2010 through 2013 and for the period thereafter are $305,000, $2.6 million, $2.3 million, $1.8 million, $1.4 million and $1.1 million, respectively. The Company has outsourced the provision of these services to a tenant in the same building, to whom it pays fees for the provision of such services. The fixed future minimum payments for such services for the period from October 1 through December 31, 2009 and for each of the years ended December 31, 2010 through 2013 and for the period thereafter are approximately $218,000, $750,000, $535,000, $372,000, $260,000 and $22,000, respectively.

During the three and nine months ended September 30, 2009 and 2008, the Company did not earn more than 10% of its revenue from any individual tenant.

One of the Company’s properties is subject to a ground lease, which expires on March 31, 2032. Although the lease provides for increases in payments over the term of the lease, ground rent expense accrues on a straight-line basis. The fixed future minimum ground lease payments for the period from October 1 through December 31, 2009 and for each of the years ended December 31, 2010 through 2013 and for the period thereafter are approximately $103,000, $420,000, $428,000, $437,000, $445,000 and $9.9 million, respectively. Ground lease expense for each of the three month periods ended September 30, 2009 and 2008 was approximately $141,000. Ground lease expense for each of the nine month periods ended September 30, 2009 and 2008 was approximately $422,000.

In January 2009, the Company entered into a possession and use agreement with the City of Redmond, Washington, related to a portion of the land owned in connection with the Laguna Buildings, which gives the city immediate use and possession of the land until final terms of the sale are determined. Upon execution of the agreement, the Company received a deposit of approximately $803,000. However, because the terms of the sale have not been finalized and title to the land has not been transferred, the Company has recorded a liability related to the deposit in other liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2009. The Company expects to finalize the terms of the sale and transfer the title to this land during the fourth quarter of 2009.

4.   Investments in Unconsolidated Entities

        The Company owns indirect interests in real estate through its investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio. The table below presents the activity of the Company’s unconsolidated entities for the three months ended September 30, 2009 (in thousands):

		Grocery-Anchored	Distribution
	Core Fund	Portfolio	Park Rio	Total
Balance as of July 1, 2009	$283,555	$75,078	$27,106	$385,739
Contributions	-	4	-	4
Distributions declared	(644)	(1,565)	(588)	(2,797)
Equity in earnings (losses)	(2,947)	107	563	(2,277)
Effect of exchange rate	-	-	2,672	2,672
Balance as of September 30, 2009	$279,964	$73,624	$29,753	$383,341

The table below presents the activity of the Company's unconsolidated entities for the three months ended September 30, 2008 (in thousands):

			Distribution
		Core Fund	Park Rio	Total
Balance as of July 1, 2008		$312,596	$33,675	$346,271
Contributions		-	-	-
Distributions declared		(7,281)	(604)	(7,885)
Equity in earnings (losses)		(2,957)	694	(2,263)
Effect of exchange rate		-	(5,719)	(5,719)
Balance as of September 30, 2008		$302,358	$28,046	$330,404

The table below presents the activity of the Company's unconsolidated entities for the nine months ended September 30, 2009 (in thousands):

		Grocery-Anchored	Distribution
	Core Fund	Portfolio	Park Rio	Total
Balance as of January 1, 2009	$290,062	$51,473	$22,839	$364,374
Contributions	-	27,957	-	27,957
Distributions declared	(1,927)	(5,944)	(1,843)	(9,714)
Equity in earnings (losses)	(8,171)	138	1,559	(6,474)
Effect of exchange rate	-	-	7,198	7,198
Balance as of September 30, 2009	$279,964	$73,624	$29,753	$383,341

The table below presents the activity of the Company's unconsolidated entities for the nine months ended September 30, 2008 (in thousands):

			Distribution
		Core Fund	Park Rio	Total
Balance as of January 1, 2008		$330,441	$30,716	$361,157
Contributions		-	-	-
Distributions declared		(20,041)	(2,055)	(22,096)
Equity in earnings (losses)		(8,042)	1,663	(6,379)
Effect of exchange rate		-	(2,278)	(2,278)
Balance as of September 30, 2008		$302,358	$28,046	$330,404

Investment in the Grocery-Anchored Portfolio

On November 13, 2008, the Company acquired a 70% interest in a joint venture with a subsidiary of Weingarten Realty Investors (“Weingarten”).  Concurrently, the joint venture entered into an agreement to acquire a portfolio of grocery-anchored retail centers owned by Weingarten for $271.4 million.  This portfolio includes 12 retail properties anchored by grocery stores located in Texas, Georgia, Tennessee, Florida and North Carolina and consists of approximately 1.5 million square feet of rentable area that is 94% leased. The initial closing included eight properties for approximately $205.1 million. During the three months ended March 31, 2009, the joint venture closed on the remaining four properties and assumed four additional loans totaling $34.6 million. Weingarten will continue to manage this portfolio for the joint venture, though the Company’s approval is required for any significant actions of the joint venture.

Impairment of Unconsolidated Entities

The Company’s investments in unconsolidated entities are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of its investments may not be recoverable.  The ultimate realization of its investments in unconsolidated entities is dependent on a number of factors, including the performance of each investment and market conditions.  In accordance with the Investments – Equity Method and Joint Ventures Topic of the FASB Accounting Standards Codification, the Company will record an impairment charge if it determines that a decline in the value of an investment is other than temporary.  Based on the analysis of the facts and circumstances at September 30, 2009, no impairment was recorded for the Company’s investments in unconsolidated entities. If market conditions continue to deteriorate and result in lower valuations or reduced cash flows of our investments, impairment charges may be recorded in future periods.

5.  Debt Financing

The following table includes all of the Company’s outstanding notes payable as of September 30, 2009 and December 31, 2008 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Interest Rate		Principal Outstanding at September 30, 2009		Principal Outstanding at December 31, 2008
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2010	4.775%		$77,900	(1)	$90,852
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000	(2)	45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		175,009	(3)	155,477
The Prudential Insurance Company of America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500		159,500
IXIS Real Estate Capital Inc. – Raytheon/ DIRECTV Buildings	3/13/2008	12/5/2016	5.675%		52,060	(4)	52,515
New York State Teachers’ Retirement System – 2555 Grand	4/24/2008	5/1/2013	5.375%		86,000	(5)	86,000
New York State Teachers’ Retirement System – Williams Tower	5/29/2008	6/1/2013	5.500%		165,000	(6)	165,000
Artesia Mortgage Capital Corporation – 345 Inverness Drive	12/30/2008	12/11/2016	5.850%		13,951	(7)	13,790
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	12/30/2008	6/11/2015	5.330%		8,801	(8)	8,676
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	12/30/2008	11/11/2015	5.530%		9,430	(9)	9,411
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575%	(10)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505%	(10)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550%	(10)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800%	(10)	48,000		48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2007	8/14/2017	6.0300%	(10)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	12/20/2007	1/1/2013	5.70%		205,000		205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	9/9/2005	10/31/2010	Variable		108,500	(11)	16,000
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		2,850	(12)	2,621
					$1,629,001		$1,529,842
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

(3)
The Company entered into mortgage financing in connection with its acquisition of Atrium on Bay. The mortgage agreement provided for an interest only loan with a principal amount of 190.0 million Canadian dollars. This amount was translated from Canadian dollars to U.S. dollars at a rate of $0.9211 as of September 30, 2009.

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

(10)
The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate. See Note 6 for additional information regarding the Company’s derivatives.

(11)
The Revolving Credit Facility had an original maturity date of October 31, 2009, subject to extension at the election of the Company for two successive periods of one year each, subject to specified conditions. The facility allows, at the election of the Company, for borrowing at a variable rate or a LIBOR-based rate plus a spread ranging from 125 to 200 basis points based on prescribed leverage ratios. On September 23, 2009, the Company exercised its option to extend the maturity date of the credit facility to October 31, 2010. Other than the maturity date, no other terms or conditions of the credit facility were changed as a result of the extension. The weighted average interest rate on outstanding borrowings under this facility was 2.9% as of September 30, 2009.

(12)
This is a note payable to Citicorp Vendor Finance Ltd. related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $0.9211 as of September 30, 2009.

The Company is contractually obligated to make principal payments on its outstanding notes payable for the period from October 1, 2009 through December 31, 2009, for each of the years ended December 31, 2010 through December 31, 2013 and for the period thereafter of $0.3 million, $187.7 million, $48.8 million, $160.7 million, $457.3 million and $778.6 million.

The Company is not aware of any instances of noncompliance with financial covenants as of September 30, 2009.

6.  Derivative Instruments

The Company has several interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The interest rate swaps have been recorded at their estimated fair value in interest rate swap contracts in the accompanying condensed balance sheets. The gain or loss on derivative instruments recorded in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 is the result of changes in the fair value of interest rate swaps during each period (see Note 12 for additional information).

The tables below provide additional information regarding each of the Company’s outstanding interest rate swaps (all amounts are in thousands except for interest rates):

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
August 1, 2006	August 1, 2016	$185,000	Libor + 0.40%	5.8575%
January 12, 2007	January 12, 2017	98,000	Libor + 0.40%	5.2505%
May 2, 2007	May 2, 2017	119,000	Libor + 0.40%	5.3550%
July 19, 2007	July 19, 2017	48,000	Libor + 0.40%	5.9800%
August 14, 2007	August 14, 2017	70,000	Libor + 0.45%	6.0300%

	Liability derivatives
	Fair value
Derivatives not designated as hedging instruments:	September 30, 2009	December 31, 2008
Interest rate swap contracts	$(80,984)	$(116,074)
Total derivatives	$(80,984)	$(116,074)

	Amount recognized in income on derivatives
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Gain (loss) on derivative instruments, net	$(11,701)	$(10,530)	$35,090	$(11,194)
Total	$(11,701)	$(10,530)	$35,090	$(11,194)

7.  Distributions

With the authorization of its board of directors, the Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. The Company has made the following quarterly distributions to its shareholders and noncontrolling interests for each of the quarters in the periods ended September 30, 2009 and the year ended December 31, 2008. Distributions were declared for the months of July through September at a rate of $0.00165699 per share, per day, which is slightly lower than the amounts declared for each of the months since the Company’s last change of its distribution rate in May 2008.

Distributions for the Quarter Ended	Date Paid	Total Distribution
		(In thousands)
2009
September 30, 2009	October 1, 2009	$33,086
June 30, 2009	July 1, 2009	$33,570
March 31, 2009	April 1, 2009	$32,720
2008
December 31, 2008	January 2, 2009	$32,990
September 30, 2008	October 1, 2008	$31,773
June 30, 2008	July 1, 2008	$29,002
March 31, 2008	April 15, 2008	$26,337

8.  Related Party Transactions

        The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Real Estate Investments, Inc. (the “Dealer Manager”) for each of the three and nine months ended September 30, 2009 and 2008 and outstanding as of September 30, 2009 and December 31, 2008. All amounts are in thousands:

	Incurred		Incurred		Unpaid as of
	Three	Three
	Months	Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,	September 30,	December 31,
Type and Recipient	2009	2008	2009	2008	2009	2008
Selling Commissions – the Dealer Manager	$4,549	$3,620	$13,130	$24,318	$236	$135
Dealer Manager Fee – the Dealer Manager	1,441	1,168	4,220	7,998	(6)	(93)
Organizational and Offering Expenses - the Advisor	-	40	-	7,814	-	9
Acquisition Fee – the Advisor	-	-	1,160	3,018	-	4,534
Asset Management Fee – the Advisor	3,646	3,115	10,676	8,944	3,646	1,141
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership	3,708	3,115	8,630	11,962	54,048	45,419
Debt Financing Fee – the Advisor	-	-	242	-	-	1,058
Property Management Fee – Hines	2,006	1,810	5,866	5,169	221	(11)
Leasing Fee – Hines	449	550	859	2,352	360	645
Tenant Construction Management Fees – Hines	-	33	25	201	29	184
Re-development Construction Management Fees – Hines	-	38	11	38	(5)	-
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	4,215	4,101	12,535	11,283	633	1,098

Due to Affiliates

Due to affiliates includes the following (in thousands):

	September 30,	December 31,
	2009	2008
Dealer manager fees and selling commissions	230	42
Asset management, acquisition fees and property-level fees and reimbursements	4,884	8,649
Other	510	824
Total	$5,624	$9,515

   The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership. The limited partnership interest in the Operating Partnership attributable to the Participation Interest was 2.5% and 2.2% as of September 30, 2009 and December 31, 2008, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution. The Company recorded a liability related to the Participation Interest based on the estimated settlement value of this ownership interest in the accompanying condensed consolidated balance sheets which is remeasured to fair value at each balance sheet date. See Note 12 for additional information.

9. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	2009	2008
Changes in assets and liabilities:
Increase in other assets	$(858)	$(459)
Increase in tenant and other receivables	(5,451)	(18,338)
Additions to deferred leasing costs	(13,816)	(15,880)
Increase (decrease) in accounts payable and accrued expenses	(7,982)	3,562
Increase in participation interest liability	8,630	11,962
Decrease in other liabilities	(4,397)	(2,845)
Decrease in due to affiliates	(3,332)	(1,143)
Changes in assets and liabilities:	$(27,206)	$(23,141)

10. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	2009	2008
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$65,791	$57,525
Cash paid for income taxes	$2,053	$444
Supplemental Schedule of Non-Cash Activities
Unpaid selling commission and dealer manager fees	$230	$-
Deferred offering costs offset against additional paid-in-capital	$-	$4,206
Distributions declared and unpaid	$33,086	$31,773
Distributions receivable	$2,208	$7,281
Distributions reinvested	$51,278	$43,690
Shares tendered for redemption	$16,295	$-
Stock subscription	$1,173	$718
Non-cash net liabilities acquired upon acquisition of property	$-	$20,995
Accrual of deferred financing costs	$6	$-
Assumption of mortgage upon acquisition of property	$-	$52,930
Accrued additions to deferred leasing costs	$2,160	$5,080
Accrued additions to investment property	$266	$563

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

12.  Fair Value Disclosures

        The discussion below presents information about the three-level fair value hierarchy described in the Fair Value Measurements and Disclosure topic of the FASB Accounting Standards Codification and the valuation techniques utilized by the Company. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments

As indicated previously in Note 6, the Company has several interest rate swap transactions with HSH Nordbank. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of these contracts as cash flow hedges for accounting purposes.

The Company records liabilities related to the fair values of its interest rate swap contracts in accordance with the Fair Value Measurements and Disclosure topic of the FASB Accounting Standards Codification. The fair values of these derivative instruments were determined using pricing models, which take into account the contract terms as well as other inputs where applicable, such as interest rate yield curves. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair values are determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair values.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following tables set forth the Company’s financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of September 30, 2009 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the condensed consolidated balance sheet. The Company has not designated any of its derivative instruments as hedging instruments.

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
Interest rate swap contracts	$ (80,984)	$ —	$ (80,984)	$ —

    Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In October 2009, the Company entered into a sale agreement with an unaffiliated third party to sell a land parcel it acquired in connection with its acquisition of Williams Tower in May 2008. According to the terms of the sale agreement, the land parcel is expected to be sold in 2010. The Company recorded an impairment charge, which was determined based on the expected sale price specified in the executed sale agreement. The impairment charge is included in other losses in the accompanying condensed consolidated statement of operations. The table below includes additional information regarding the impairment charge, which is required in accordance with the Fair Value Measurements and Disclosure topic of the FASB Accounting Standards Codification (in thousands):

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable	Total
	of Assets	Identical Items	Inputs	Inputs	Gains/
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)	(Losses)
Land parcel	$12,770	$—	$12,770	$—	$(3,415)

Other Items

Participation Interest

        In accordance with the Compensation – Stock Compensation topic of the FASB Accounting Standards Codification, the Company recorded a liability related to the Participation Interest based on the estimated settlement value of this ownership interest in the accompanying condensed consolidated balance sheets which is remeasured at fair value at each balance sheet date. The fair value of the shares underlying the Participation Interest liability is determined based on the related redemption price in place as of each balance sheet date. Adjustments required to record this liability at fair value are included in asset management and acquisition fees in the accompanying consolidated statements of operations. See Note 8 – Related Party Transactions – The Participation Interest for additional information.

Other Financial Instruments

As of September 30, 2009, management estimated that the fair value of notes payable, which had a carrying value of $1.6 billion, was $1.5 billion. As of December 31, 2008, management estimated that the fair value of notes payable, which had a carrying value of approximately $1.5 billion, was $1.4 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash and marketable securities, distributions receivable, tenant and other receivables, accounts payable and accrued expenses, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

13.  Reportable Segments

The Segment Reporting Topic of the FASB Accounting Standards Codification establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has four reportable segments: 1) office properties, 2) domestic industrial properties, 3) domestic retail properties and 4) international industrial properties. The office properties segment consists of 21 office properties that the Company owns directly as well as 25 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial properties segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of 12 grocery-anchored shopping centers that are owned indirectly through the Company’s investment in a joint venture with Weingarten. The international industrial properties segment consists of three directly-owned industrial properties located in Curitiba and Sao Paolo, Brazil and one industrial property located in Rio de Janeiro, Brazil that is owned indirectly through the Company’s investment in a joint venture with a Hines affiliate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Total revenue
Domestic office properties	$88,821	$87,806	$261,963	$242,670
Domestic industrial properties	1,120	1,096	3,364	1,586
International industrial properties	3,880	-	10,432	-
Corporate-level accounts	-	-	-	-
Total revenue	$93,821	$88,902	$275,759	$244,256

Net operating income (loss)
Domestic office properties segment	$51,016	$50,831	$153,566	$140,681
Domestic industrial properties segment	842	854	2,620	1,239
International industrial properties segment	3,098	-	8,246	-
Corporate-level accounts	(8,601)	(7,808)	(24,796)	(32,207)
Total segment net operating income (loss)	$46,355	$43,877	$139,636	$109,713

Equity in earnings (losses) of unconsolidated entities
Equity in losses of domestic office properties	$(2,947)	$(2,957)	$(8,171)	$(8,042)
Equity in earnings of domestic retail properties	107	-	138	-
Equity in earnings of international industrial properties	563	694	1,559	1,663
Total equity in earnings (losses) of unconsolidated entities	$(2,277)	$(2,263)	$(6,474)	$(6,379)

Total assets			September 30, 2009	December 31, 2008
Domestic office properties			$2,676,115	$2,732,893
Domestic industrial properties			43,242	44,146
International industrial properties			148,268	119,368
Investment in unconsolidated entities -			-	-
Office properties			279,964	290,062
Domestic retail properties			73,624	51,473
International industrial properties			29,753	22,839
Corporate-level accounts			116,710	19,656
Total assets			$3,367,676	$3,280,437

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Reconciliation to net income (loss)
Total segment net operating income (loss)	$46,355	$43,877	$139,636	$109,713
Depreciation and amortization	(31,859)	(32,888)	(94,647)	(90,485)
Other losses	(3,415)	-	(3,425)	(2)
Equity in earnings (losses) of unconsolidated entities	(2,277)	(2,263)	(6,474)	(6,379)
Gain (loss) on derivative instruments, net	(11,701)	(10,530)	35,090	(11,194)
Interest expense	(22,883)	(22,153)	(68,475)	(61,105)
Interest income	54	903	429	2,513
Provision for income taxes	(63)	(726)	(569)	(1,191)
Provision for income taxes	$(25,789)	$(23,780)	$1,565	$(58,130)

14. Subsequent Events

   Declaration of Dividends

On October 30, 2009, with the authorization of its board of directors, the Company declared distributions for the month of November 2009. These distributions will be calculated based on shareholders of record each day during November in an amount equal to $0.00165699 per share, per day and will be paid in January 2010 in cash or reinvested in stock for those participating in the Company’s dividend reinvestment plan.

   KeyBank Activity

From October 1, 2009 through November 9, 2009, the Company repaid $24.5 million under its revolving credit facility with KeyBank resulting in an outstanding principal balance of $84.0 million as of November 9, 2009.

   Shareholder Redemptions

For the month of September 2009, in accordance with its share redemption program, Hines REIT redeemed 1.8 million common shares and made corresponding payments (on October 1, 2009, respectively) totaling $16.3 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares. The Company recorded a $16.3 million liability as of September 30, 2009 for the redemptions paid in October 2009. See Note 2 – Redemption of Common Stock for additional information.

The Company’s board of directors authorized an amendment to the share redemption program such that the Company will redeem shares (subject to the conditions and limitations of the share redemption program) on a quarterly, rather than monthly, basis.  Subject to the conditions and limitations of the share redemption program, the first quarterly redemptions will occur in January 2010, for redemption requests properly submitted during the fourth quarter of 2009. The share redemption program also has been amended to limit the funds available for redemption each quarter to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from the dividend reinvestment plan in the quarter prior to the quarter in which the redemption request was received.

   HSH Rebalancing

HSH Nordbank has the right to have the properties serving as collateral under the HSH Nordbank credit facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, the Company will be required to make a partial payment or provide additional collateral to eliminate such excess. Subject to this requirement, on October 1, 2009, the Company posted additional cash collateral of approximately $70.0 million to rebalance the collateral for seven of the ten properties that had been appraised. The additional cash collateral was primarily funded with a borrowing under the Company’s revolving credit facility.

   Preferred Offering

The board of directors has determined to consider the pursuit of a public best efforts offering of preferred shares. Accordingly, on October 9, 2009 the Company filed an initial registration statement for a best efforts offering of preferred shares. There is no assurance that the Company will pursue an offering of preferred shares, raise proceeds from such an offering or, if the Company does raise such proceeds, that the Company will be able to successfully invest such proceeds, or that such investments will enhance the long term returns to the Company’s common shareholders.

*****

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

•
International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We invest in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of September 30, 2009, we had direct and indirect interests in 63 properties. These properties consist of 45 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, one industrial property in Dallas, Texas, four industrial properties in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states in the Southeastern United States (the “Grocery-Anchored Portfolio”).

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

In order to provide capital for these investments, we sold shares to the public through our initial public offering (the “Initial Offering”) and our second public offering  (the “Second Offering”), the latter of which terminated on June 30, 2008. On July 1, 2008, we commenced our third public offering (the “Third Offering”) pursuant to which we are offering a maximum of $3.5 billion in common shares. We intend to continue raising significant amounts of capital through our Third Offering prior to its expiration on July 1, 2010. As of September 30, 2009, we have raised $2.4 billion through all of our offerings.

Economic Update

While the current consensus view indicates that global GDP grew by 3% in the third quarter and there have been other positive economic signs such as significant recovery by the stock markets, increased government stimuli, increased corporate debt and equity activities, and declining job losses, real estate fundamentals across the globe remained challenging. We believe the effects of the economic recession will continue to have an adverse impact on real estate market fundamentals, including tenant demand, overall occupancies, leasing velocity, rental rates, subletting and tenant defaults. We are proactively managing our portfolio in an effort to minimize the negative impacts during this time. As with most commercial real estate, our portfolio of assets is not immune to the effects of a recession, however, due to the quality and diversification of our portfolio, we believe that our portfolio is relatively well positioned to limit the negative impact from this down cycle.

In spite of the challenges presented by the current economy and markets, our portfolio was 92% leased as of September 30, 2009, compared to our December 31, 2008 leased percentage of 95%. Our management closely monitors the portfolio's lease expirations, which range from 3.0% to 8.0% of leasable square feet per year from now through 2011. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with the highest-quality tenants in each of the markets in which we operate. Although we continue to be leased to a diverse tenant base over a variety of industries, our portfolio approximately 16% leased to over 225 companies in the financial and insurance industries and approximately 15% leased to over 125 companies in the legal industry. Depite the recent increase in leasing activities in select markets, most markets where we operate are experiencing lower rental rates and increased leasing incentives. We continue to be concerned about the ultimate impact of events in the financial markets on our tenants in the finance, insurance and legal industries and we are monitoring them in an effort to mitigate potential adverse impacts to our portfolio.

Like many other property owners, we have been impacted by tenant downsizing, which has combined with other factors in the broader economy and real estate markets to put downward pressure on demand for office space, driving down rental rates and leasing velocity.  As a result of these conditions, as well as our commitment to conservative management of our liquidity position, we declared distributions for the months of July through November 2009 at a per-share amount that is slightly lower than the amount declared for each of the months since our last distribution rate change in May 2008.  Distributions declared for July through November are at the rate of $0.00165699 per share per day, which if declared and paid for 365 days, would equate to a 6.0% annualized yield on our current offering price of $10.08. Depending on, among other things, our financial performance in the future, there is no assurance that this level of distributions to shareholders will be maintained.

Given the economic environment and the overall decline in the value of most investors’ portfolios, there is less capital being invested in most sectors including commercial real estate.  In addition, investors remain focused on liquidity and safety and, therefore, there is a significant increase in requests to redeem securities and a decrease in sales of securities to investors. During the first three quarters of 2009, we experienced similar circumstances, whereby proceeds received from our current offering were lower than our historical capital raising activities and share redemptions under our redemption plan were significantly higher. Redemption requests started to trend downward in the 2nd and 3rd quarters of 2009.  In September 2009, we amended our share redemption program to allow us to preserve more capital to meet our liquidity needs and pursue attractive investment opportunities which could enhance the long-term investment returns of our current common shareholders.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations – Subsequent Events” for additional information regarding the modification to our redemption program.

 While we have seen some recent improvements in the debt capital markets, debt capital continues to be difficult to obtain and more expensive. We have managed our portfolio to date in an effort to minimize our exposure to volatility in the debt capital markets. We have done this by using moderate levels of long-term fixed-rate debt and minimizing our exposure to short-term variable-rate debt which is more likely to be impacted by market volatility. Our portfolio was 57% leveraged as of September 30, 2009, with 90% of our debt in the form of long-term, fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps).

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

Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements are for property-level operating expenses, capital improvements and leasing costs, debt service, corporate-level general and administrative expenses, distributions and redemptions. We have three primary sources of capital for meeting our cash requirements:

•	proceeds from our public offerings, including our dividend reinvestment plan;
•	debt financings, including secured or unsecured facilities; and
•	cash flow generated by our real estate investments and operations.

Our cash needs for  additional investments in our properties have been met primarily by proceeds from our public equity offerings and debt financing, while our operating cash needs have primarily been met through cash flow generated by our properties and investments. We believe that our current capital resources and cash flow from operations are sufficient to meet our liquidity needs for the foreseeable future; however, any cash used to fund redemption requests from shareholders reduces the liquidity available to fund our cash needs.

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

Net cash provided by operating activities was $41.1 million for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $33.0 million for the nine months ended September 30, 2008.

    Cash Flows from Investing Activities

 Net cash used in investing activities was $5.2 million for the nine months ended September 30, 2009 compared to $502.1 million for the nine months ended September 30, 2008. The decrease is primarily due to a significant reduction in acquisitions completed during 2009. During the nine months ended September 30, 2008, we had cash outflows of $521.5 million related to the acquisition of properties and their related lease intangibles. We did not acquire any direct interests in properties during the nine months ended September 30, 2009. In addition, we have described certain additional transactions below which may be helpful in understanding changes in our investing cash flows between 2009 and 2008.

     In January 2009, we entered into possession and use agreements with the City of Redmond, Washington, related to a portion of the land owned in connection with the Laguna Buildings, which gives the city immediate use and possession of the land until final terms of the sale are determined. Upon execution of the agreements, we received a deposit of approximately $803,000. However, because the terms of the sale have not been finalized and title to the land has not been transferred, we have recorded a liability related to the deposit and the proceeds are included in deposit proceeds from pending land sale on the accompanying condensed statement of cash flows as of September 30, 2009.

As of September 30, 2009, we had invested $395.5 million in the Core Fund representing an approximate 28.7% non-managing general partner interest. During the nine months ended September 30, 2009 and 2008, we received distributions from the Core Fund totaling $6.0 million and $19.7 million, respectively, which was included in cash flows from investing activities as it exceeded our equity in earnings of the joint venture. The Core Fund decreased the amount of its distributions during 2009 in order to pay down debt and improve its liquidity position and expects distributions, if any, will be minimal for the next several quarters.

As of September 30, 2009, we had invested $28.9 million in Distribution Park Rio representing a 50% interest. During the nine months ended September 30, 2009 and 2008, we received distributions from Distribution Park Rio totaling $1.8 million and $2.1 million, respectively. Approximately $284,000 and $391,000 of this amount was included in cash flows from investing activities as it exceeded our equity in earnings of the joint venture and the remaining amount was included in operating cash flows for the nine months ended September 30, 2009 and 2008, respectively.

On November 13, 2008, we acquired a 70.0% non-managing interest in the Grocery-Anchored Portfolio through a joint venture. Concurrently with our initial investment, the joint venture acquired interests in eight of these properties. The joint venture acquired interests in the remaining four properties prior to March 31, 2009. As of September 30, 2009, we had invested $79.9 million in the Grocery-Anchored Portfolio, $23.1 million of which was invested during 2009. During the nine months ended September 30, 2009, we received distributions from the Grocery-Anchored Portfolio totaling $4.9 million. Approximately $4.8 million of this amount was included in cash flows from investing activities as it exceeded our equity in earnings of the joint venture and the remaining amount was included in operating cash flows for the nine months ended September 30, 2009. Additionally, included in the total distributions received was a return of a portion of the capital contributed to the joint venture in the fourth quarter of 2008 of $1.8 million, which was used to fund a deposit on the joint venture’s mortgage financing.

During the nine months ended September 30, 2009 and 2008, respectively, we had net cash inflows of $1.2 million and $3.8 million, for master leases entered into in connection with our acquisitions.

During the nine months ended September 30, 2009, we had decreases in restricted cash and marketable securities of $10.7 million. This decrease is primarily related to rent and escrows of $10.7 million at one of our properties required by its mortgage agreement to be restricted as of year-end, which was subsequently released. During the nine months ended September 30, 2008, we had an increase in restricted cash of $4.5 million related to certain escrows required by our mortgage agreements of properties acquired during that period.

    Cash Flows from Financing Activities

           Public Offerings

We offer shares of our common stock for sale through continuous public offerings, which provides us with the ability to raise capital on an ongoing basis. We raised $527.5 million in proceeds through our Initial Offering prior to its expiration on June 18, 2006. We raised $1.5 billion in proceeds through our Second Offering prior to its expiration on June 30, 2008.  We commenced our Third Offering on July 1, 2008, pursuant to which we are offering up to $3.5 billion in shares of common stock, including $500.0 million in shares of common stock under our dividend reinvestment plan.  As of September 30, 2009, we had raised $407.0 million in proceeds, including proceeds from the dividend reinvestment plan, through the Third Offering.

During the nine months ended September 30, 2009 and 2008, respectively, we raised proceeds of $201.7 million and $369.4 million excluding proceeds from the dividend reinvestment plan. The decrease in proceeds is a result of the current capital markets and economic environment. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Economic Update” for additional information regarding the current state of the economy.

We funded redemptions of $136.2 million for the nine months ended September 30, 2009 compared to $35.8 million for the nine months ended September 30, 2008. As indicated previously, we have experienced a significant increase in requests for redemptions during 2009 compared to the same period in 2008, due to the current economic environment. However, we have recently experienced a decrease in redemption request levels. Redemptions paid during the first quarter of 2009 averaged $21.2 million per month, compared with $14.6 million and $9.7 million per month during the second and third quarters of 2009, respectively. In addition, effective October 1, 2009, we modified our share redemption program to redeem shares on a quarterly rather than monthly basis and such redemptions will be limited to our dividend reinvestment plan proceeds from the prior quarter.

           Payment of Offering and Other Costs and Expenses

In addition to making investments in accordance with our investment objectives, we used our capital resources to pay Hines Real Estate Investments, Inc. (the “Dealer Manager”) and the Advisor for services they provided to us during the various phases of our offerings and operations. During our offerings, we pay the Dealer Manager selling commissions and dealer manager fees, and during the Second Offering we reimbursed the Advisor for organizational and offering costs. Pursuant to the terms of the Third Offering, we are not obligated to pay organizational and offering costs related to the Third Offering, other than selling commissions and the dealer manager fee. As a result, we have not incurred or paid any organizational or offering costs during 2009.

For the nine months ended September 30, 2009 and 2008, we paid the Dealer Manager selling commissions of $13.0 million and $24.7 million, respectively, and dealer manager fees of $4.1 million and $8.3 million, respectively. All such selling commissions and a portion of such dealer manager fees were reallowed by the Dealer Manager to participating broker dealers for their services in selling our shares. Commissions and dealer manager fees paid during the nine months ended September 30, 2009 decreased, as compared to the nine months ended September 30, 2008, primarily as a result of a decrease in capital raised.

Our Second Offering terminated on June 30, 2008. No organizational and offering costs related to the Second Offering were incurred after December 31, 2008. During the nine months ended September 30, 2008, the Advisor incurred internal organizational and offering costs related to the Second Offering totaling approximately $3.6 million and third-party offering costs of $4.2 million. During the nine months ended September 30, 2008 we made payments totaling $10.1 million for Second Offering organizational and offering costs, all of which were reimbursements made to our Advisor.

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

From July 1, 2006 through April 30, 2008, we declared distributions (as authorized by our board of directors) equal to $0.00170959 per share, per day. We increased the dividend rate to $0.00175233 per share, per day for the months of May 2008 through June 2009. As discussed above (See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Economic Update”), beginning in July 2009, we reduced our distribution rate to $0.00165699 per share, per day. In addition, we maintained this rate for distributions declared for the months of August through November 2009. The distributions declared were authorized and set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends. However, as discussed above, in light of the current economic environment, we may not be able to maintain the current level of distributions to our shareholders in future periods.

        The table below outlines our total distributions declared to shareholders and noncontrolling interests for the nine months ended September 30, 2009 and 2008, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

				Noncontrolling
	Shareholders			Interests
Nine Months Ended	Cash Distributions	Dividends Reinvested	Total Declared	Total Declared
September 30, 2009	$46,255	$50,146	$96,401	$2,975
September 30, 2008	$37,479	$47,441	$84,920	$2,191

For the nine months ended September 30, 2009 and 2008, we funded our cash distributions with cash flows from operating activities and distributions received from our unconsolidated entities.

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

For the nine months ended September 30, 2009, we received debt proceeds of $274.0 million and made payments of $181.5 million related to borrowings under our revolving credit facility. We use proceeds from our revolving credit facility to make capital contributions related to acquisitions, fund general working capital needs and to make principal payments on other debts as described above. In addition, upon execution of the Airport Corporate Center debt maturity extension, we made a principal payment of $13.1 million to reduce the outstanding principal balance to $77.9 million. The remaining debt payments relate to amortizing loans at certain of our properties.

As of September 30, 2009, our debt financing was approximately 57% of the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund) compared with 55% at December 31, 2008.

For the nine months ended September 30, 2008, we entered into $251.0 million of permanent mortgage financing related to our wholly-owned property acquisitions. We also assumed a $54.2 million mortgage related to our acquisition of the Raytheon/DirecTV Buildings. These mortgages were primarily interest-only and had terms that varied from five to eight years with a weighted average interest rate of 5.50%. In addition, we received proceeds of $269.0 million and made debt payments of $269.0 million, related to borrowings under our revolver.

HSH Nordbank has the right to have the properties serving as collateral under the HSH Nordbank credit facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, we must rebalance through making a partial payment or providing additional collateral to eliminate such excess. Subject to this requirement, on October 1, 2009, we posted additional cash collateral of approximately $70.0 million to rebalance the collateral for seven of the ten properties that had been appraised. The additional cash collateral was primarily funded with a borrowing under our revolving credit facility. We expect that we will be required to post additional cash collateral once the final three properties are appraised.

 Results of Operations

RESULTS FOR OUR DIRECTLY-OWNED PROPERTIES

We owned 25 properties directly that were 93% leased as of September 30, 2009 compared to 20 properties that were 94% leased as of September 30, 2008. The following table presents the property-level revenues and expenses for the three and nine months ended September 30, 2009, as compared to the same period in 2008. Same-store properties for the nine months ended September 30, 2009 include all properties owned as of January 1, 2008. Revenues and expenses for properties acquired after January 1, 2008 are included in “Recent Acquisitions.” Same-store properties for the three months ended September 30, 2009 include all properties owned as of July 1, 2008. All amounts are in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2009	2008	$	%
Property revenues
Same-store properties	$87,903	$88,902	$(999)	(1.1)%
Recent acquisitions	5,918	-	5,918	-%
Total property revenues	$93,821	$88,902	$4,919	5.5%

Property expenses (1)
Same-store properties	$70,120	$70,831	$(711)	(1.0)%
Recent acquisitions	4,082	-	4,082	-%
Total property expenses	$74,202	$70,831	$3,371	4.8%

Property revenues in excess of expenses
Same-store properties	$17,783	$18,071	$(288)	(1.6)%
Recent acquisitions	1,836	-	1,836	-%
Total property revenues in excess of expenses	$19,619	$18,071	$1,548	8.6%

Interest income/expense
Interest expense	$22,883	$22,153	$730	3.3%
Interest income	$54	$903	$(849)	(94.0)%

	Nine Months Ended September 30,		Change
	2009	2008	$	%
Property revenues
Same-store properties	$203,061	$206,935	$(3,874)	(1.9)%
Recent acquisitions	72,698	37,321	35,377	94.8%
Total property revenues	$275,759	$244,256	$31,503	12.9%

Property expenses (1)
Same-store properties	$153,965	$162,323	$(8,358)	(5.1)%
Recent acquisitions	56,002	31,691	24,311	76.7%
Total property expenses	$209,967	$194,014	$15,953	8.2%

Property revenues in excess of expenses
Same-store properties	$49,096	$44,612	$4,484	10.1%
Recent acquisitions	16,696	5,630	11,066	196.6%
Total property revenues in excess of expenses	$65,792	$50,242	$15,550	31.0%

Interest income/expense
Interest expense	$68,475	$61,105	$7,370	12.1%
Interest income	$429	$2,513	$(2,084)	(82.9)%
__________

(1)	Property expenses include property operating expenses, real property taxes, property management fees, depreciation and amortization of real estate assets, other losses and income taxes.

As indicated above, the changes in property revenues and expenses between the three and nine months ended September 30, 2009 and 2008 were primarily due to acquisitions made in those years. The margin of property revenues in excess of property expenses for same-store properties decreased by 1.6% during the three months ended September 30, 2009 as compared to the same periods in 2008. The decrease in this margin is primarily due to the impairment charge of $3.4 million recorded in the third quarter related to the Williams Tower land parcel.

The margin of property revenues in excess of property expenses for same-store properties increased by 10.1% during the nine months ended September 30, 2009 as compared to the same period in 2008. The increase in this margin is primarily due to decreased depreciation and amortization resulting from fully depreciated lease intangibles.

The increase in interest expense for the three and nine months ended September 30, 2009 compared to the same period in 2008 is primarily due to increased borrowings related to our acquisitions of directly-owned properties. Average debt outstanding during the three months ended September 30, 2009 and 2008 was $1.6 billion and $1.5 billion, respectively. Average debt outstanding during the nine months ended September 30, 2009 and 2008 was $1.6 billion and $1.4 billion, respectively. The decrease in interest income is primarily due to lower interest rates on cash we held in short-term investments during delays between raising capital and acquiring real estate investments.

        As a result of future potential acquisitions and our recent acquisitions having less than a full period of operations, our results of operations for the three and nine months ended September 30, 2009 are not indicative of what we expect our results of operations to be in future periods.

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of September 30, 2009, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 88% leased. As of September 30, 2008, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 92% leased. Our equity in losses related to our investment in the Core Fund for the three months ended September 30, 2009 and 2008 was $2.9 million and $3.0 million, respectively. Our equity in losses related to our investment in the Core Fund for the nine months ended September 30, 2009 and 2008 was $8.2 million and $8.0 million, respectively.

Our Interest in Distribution Park Rio

We own a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. Our equity in earnings related to our investment in Distribution Park Rio for each of the three months ended September 30, 2009 and 2008 was approximately $563,000 and $694,000, respectively. Our equity in earnings related to our investment in Distribution Park Rio for the nine months ended September 30, 2009 and 2008 was $1.6 million and $1.7 million, respectively.

CORPORATE-LEVEL ACTIVITIES

Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008. The gain or loss on derivative instruments recorded during the three and nine months ended September 30, 2009 and 2008 is the result of changes in the fair value of interest rate swaps during each period. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

The losses resulting from the decrease in the fair value of the interest rate swaps for the three months ended September 30, 2009 and 2008 of $11.7 million and $10.5 million have been recorded in gain (loss) on derivative instruments, net in the consolidated statements of operations.

The gain resulting from the increase in the fair value of the interest rate swaps for the nine months ended September 30, 2009 of $35.1 million has been recorded in gain (loss) on derivative instruments, net in the consolidated statements of operations. The loss resulting from the decrease in the fair value of the interest rate swaps for the nine months ended September 30, 2008 of $11.2 million has been recorded in gain (loss) on derivative instruments, net in the consolidated statements of operations.

Other Corporate-level Activities

The tables below provide detail relating to our asset management and acquisition fees and general and administrative expenses for the three and nine months ended September 30, 2009 and 2008.  All amounts in thousands, except percentages:

	Three Months Ended September 30,		Change
	2009	2008	$	%

Asset Management and Acquisition Fees	$7,354	$6,229	$1,125	18.1%
General and Administrative Expenses	$1,247	$1,545	$(298)	(19.3)%

	Nine Months Ended September 30,		Change
	2009	2008	$	%

Asset Management and Acquisition Fees	$20,466	$23,923	$(3,457)	(14.5)%
General and Administrative Expenses	$4,330	$4,637	$(307)	(6.6)%

We pay monthly asset management fees to our Advisor based on the amount of net equity capital invested in real estate investments and pay acquisition fees to our Advisor based on the purchase prices of our real estate investments. The increase in asset management and acquisition fees for the three-months ended September 30, 2009 is due to an increase in the amount of net equity capital invested in real estate investments. The decrease in asset management and acquisition fees for the nine months ended September 30, 2009 is the result of: (i) a $3.5 million increase in asset management fees due to an increase in the amount of net equity capital invested in real estate investments, (ii) a $4.6 million decrease in acquisition fees due to reduced acquisition activity and (iii) a $2.3 million reduction of asset management and acquisition fees resulting from fair value adjustments of the Participation Interest liability recorded in the current year.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable, which may  increase in the future as we continue to raise capital and make additional real estate investments.

Net Income Attributable to Noncontrolling Interests

As of September 30, 2009 and 2008, affiliates of Hines owned 3.0% and 2.6% interests, respectively, in the Operating Partnership. We allocated income of approximately $1.0 million and $816,000, respectively, to the holders of these noncontrolling interests for the three months ended September 30, 2009 and 2008. We allocated income of $3.0 million and $2.2 million, respectively, to the holders of these noncontrolling interests for the nine months ended September 30, 2009 and 2008.

 Operating Funds Generated by the Company

Operating funds generated by the Company (“OFG”) is a non-GAAP supplemental financial performance measure that our management uses in evaluating the operating performance of the Company.  It includes funds generated by the operations of our real estate investments and funds used in the Company’s corporate-level operations.  Similar to Funds from Operations (“FFO”), a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized as a measure of operating performance, OFG excludes items such as depreciation and amortization.  However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such  items include amortization of certain in-place lease intangible assets and liabilities and the amortization of certain tenant incentives. OFG excludes these items, the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, non-cash impairment charges and certain other items as described in the footnotes below, and also includes items such as master lease rental receipts, which are excluded from net income (loss) and FFO, but which we consider in the evaluation of the operating performance of our real estate investments.  We believe that OFG reflects the overall impact on the performance of our real estate investments of occupancy rates, rental rates, property operating costs, as well as corporate-level general and administrative expenses and interest costs, which is not immediately apparent from net income (loss).  As such, we believe OFG, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how the Company’s management evaluates the Company’s ongoing operating performance.

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

· OFG excludes impairment charges related to long-lived assets that have been written down to current market valuations. Although these losses are included in the calculation of net income (loss), we have excluded them from OFG because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

· OFG excludes organizational and offering expenses and acquisition expenses payable to our Advisor.  Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of the operating performance of the Company and determining OFG.

 The table below summarizes OFG for the three and nine months ended September 30, 2009 and 2008 and a reconciliation of such non-GAAP financial performance measure to our net income (loss) for the three and nine months then ended (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income (loss)	$(25,789)	$(23,780)	$1,565	$(58,130)
Adjustments:
Depreciation and amortization (1)	31,859	32,888	94,647	90,485
(Gain) loss on derivative instruments (2)	11,701	10,530	(35,090)	11,194
Participation interest expense (3)	3,708	3,115	8,630	11,962
Impairment on land parcel (4)	3,415	-	3,415	-
Other components of revenues and expenses (5)	(4,133)	(3,201)	(12,251)	(11,899)
Master lease rents (6)	-	1,058	1,200	5,760
Organizational and offering expenses (7)	-	34	-	3,647
Acquisition fees (7)	-	-	1,160	3,018
Adjustments to equity in losses from unconsolidated entities, net (8)	10,264	10,335	32,202	30,616
Adjustments for noncontrolling interests (9)	(964)	(796)	(2,856)	(2,182)
Operating Funds Generated by the Company Attributable to Common Shareholders	$30,061	$30,183	$92,622	$84,471

Operating Funds Generated by the Company Per Common Share	$0.14	$0.16	$0.45	$0.47
Weighted Average Shares Outstanding	210,298	192,012	205,325	178,613

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

4)
Represents an impairment charge recorded in the 3rd quarter of 2009 in accordance with the Property, Plant and Equipment topic of the FASB Accounting Standards Codification. Although such charges are included in the calculation of net income (loss), we have excluded them from OFG because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

5)
Includes the following components of revenues and expenses that we do not consider in evaluating the operating performance of the Company and determining OFG for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Straight-line rent adjustment (a)	$(2,633)	$(4,244)	$(7,884)	$(12,822)
Amortization of lease incentives (b)	1,302	1,077	3,837	2,747
Amortization of out-of-market leases (b)	(3,789)	(765)	(11,042)	(3,898)
Amortization of deferred financing costs (b)	772	446	2,032	1,237
Other	215	285	806	837
	$(4,133)	$(3,201)	$(12,251)	$(11,899)

a	)
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

6)
Includes master lease rents related to master leases entered into in conjunction with certain asset acquisitions. In accordance with GAAP, these rents are not included in rental revenue; however, we consider this rent in evaluating the operating performance of the Company and determining OFG.

7)
Represents organizational and offering expenses and acquisition fees paid to our Advisor that are expensed in our condensed consolidated statements of operations. We fund such costs with proceeds from our offering and acquisition-related indebtedness, and therefore do not consider these expenses in evaluating the operating performance of the Company and determining OFG.

8)
Includes adjustments to equity in losses of unconsolidated entities, net, similar to those described in Notes 1, 5 and 6 above for our unconsolidated entities, which are necessary to convert the Company's share of income (loss) from unconsolidated entities to OFG.

9)	Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert the Company’s net income (loss) to OFG.

Additionally, pursuant to the terms of the Grocery Anchored Portfolio joint venture agreement, for the three and nine months ended September 30, 2009, we received distributions of approximately $ 428,000 and $ 1.1 million in excess of our pro-rata share of the joint venture’s OFG, respectively.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer manager fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described previously.

Off-Balance Sheet Arrangements

As of September 30, 2009 and December 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

KeyBank Activity

From October 1, 2009 through November 9, 2009, we repaid $24.5 million under our revolving credit facility with KeyBank resulting in an outstanding principal balance of $84.0 million as of November 9, 2009.

Shareholder Redemptions

For the month of September 2009, in accordance with our share redemption program, we redeemed 1.8 million common shares and made corresponding payments (on October 1, 2009, respectively) totaling $16.3 million to shareholders who had requested these redemptions. The shares redeemed were cancelled and will have the status of authorized, but unissued shares. We recorded a $16.3 million liability as of September 30, 2009 for the redemptions paid in October 2009.

Our board of directors authorized an amendment to the share redemption program such that we will redeem shares (subject to the conditions and limitations of the share redemption program) on a quarterly, rather than monthly, basis.  Subject to the conditions and limitations of the share redemption program, the first quarterly redemptions will occur in January 2010, for redemption requests properly submitted during the fourth quarter of 2009. The share redemption program also has been amended to limit the funds available for redemption each quarter to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from the dividend reinvestment plan in the quarter prior to the quarter in which the redemption request was received.

HSH Rebalancing

HSH Nordbank has the right to have the properties serving as collateral under the HSH Nordbank credit facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, we will be required to make a partial payment or provide additional collateral to eliminate such excess. Subject to this requirement, on October 1, 2009, we posted additional cash collateral of approximately $70.0 million to rebalance the collateral for seven of the ten properties that had been appraised. The additional cash collateral was primarily funded with a borrowing under our revolving credit facility. We expect that we will be required to post additional cash collateral once the final three properties are appraised.

Preferred Offering

        Our board of directors has determined to consider the pursuit of a public best efforts offering of preferred shares. Accordingly, on October 9, 2009 we filed an initial registration statement for a best efforts offering of preferred shares. There is no assurance that we will pursue an offering of preferred shares, raise proceeds from such an offering or, if it does raise such proceeds, that we will be able to successfully invest such proceeds, or that such investments will enhance the long term returns to our common shareholders.

Post Oak Land Sale

In October 2009, we entered into a sale agreement with an unaffiliated third party to sell a land parcel it acquired in connection with its acquisition of Williams Tower in May 2008 for $12.8 million. Per the terms of the sale agreement, the purchaser has a six month due diligence period in which it can terminate the contract for any reason, without penalty.  Accordingly, there can be no assurances that this transaction will be consummated.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk.

We are exposed to the effects of interest rate changes primarily as a result of our revolving credit facility, which bears interest at a variable rate.  We typically use this facility on a short-term basis to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of September 30, 2009, we had $108.5 million outstanding under this facility, and the weighted average interest rate on outstanding borrowings was 2.9%.  Annual interest expense would increase $1.1 million for every 1% increase in interest rates on this balance.

As of September 30, 2009, we also had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the debt outstanding under the HSH Credit Facility to which our outstanding interest rate swaps relate. Please see “Debt Financings” above for more information concerning our outstanding debt.

        We currently have investments in Canada and Brazil and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. For all currencies, we are currently a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. During the three months ended September 30, 2009 and 2008, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. Generally, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at a fixed rate of interest in the local currency related to our property in Toronto, Canada. To the extent that currency fluctuations increase or decrease net operating income as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in net operating income, and, to some extent, mitigate the risk from changes in foreign currency rates. Based upon our equity ownership in our international subsidiaries as of September 30, 2009, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the net book value of our investments in our international subsidiaries by approximately $ 22.7 million and would decrease the quarterly net income of our international subsidiaries by approximately $688,000.

Item 4T.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A of our 2008 Annual Report on Form 10-K.  The risk factors set forth below reflect changes to the risk factors included in our 2008 Annual Report on Form 10-K.

Investment Risks

Our shareholders’ ability to have their shares redeemed is limited under our share redemption program, and if shareholders are able to have their shares redeemed, it may be at a price that is less than the price paid for the shares and the then-current market value of the shares. Unless our board of directors determines otherwise, funds available for redemption will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the prior quarter.  Cash used to fund redemptions may reduce our liquidity available to fund acquisitions of real estate investments and other cash needs.

Even though our share redemption program may provide shareholders with a limited opportunity to redeem their shares after they have held them for a period of one year, shareholders should understand that our share redemption program contains significant restrictions and limitations. In addition, irrespective of the amount of time a shareholder has held their securities, only the following shares are eligible for redemption: (i) shares purchased directly from us, (ii) shares received through a non-cash transaction, not in the secondary market and (iii) shares purchased from another shareholder prior to January 11, 2009. We expect to redeem shares to the extent our board of directors determines we have sufficient available cash to do so subject to the annual and quarterly limitations on the number of shares we can redeem set forth in our share redemption program. During 2009, we have experienced an increase in share redemption requests. From January 1, 2009 to September 30, 2009, we have redeemed approximately $136.2 million in shares as compared to $58.7 million, $10.6 million and $2.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. Moreover, the number of share redemption requests we received during the months of February and March 2009 exceeded the then-monthly limit on shares we may redeem pursuant to the share redemption plan. While our board of directors elected to waive this monthly limitation, we cannot assure our shareholders that our board will elect to or will otherwise be able to waive this or other limitations in the future. If at any time some but not all tendered shares are redeemed, shares will be redeemed on a pro rata basis after all redemption requests due to death or disability have been honored. Unless our board of directors determines otherwise, the funds available for redemption will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or proceeds received from our dividend reinvestment plan in the prior quarter.  Cash used to fund redemptions reduces our liquidity available to fund acquisitions of real estate investments and other cash needs. Our board of directors reserves the right to amend, suspend or terminate the share redemption program at any time in its discretion upon 30 days’ written notice. Shares are currently redeemed at a price of $9.15 per share. However, our board of directors may change the redemption price from time to time upon 30 days’ written notice based on our then-current estimated net asset value at the time of the adjustment and such other factors as it deems appropriate, including the then-current offering price of our shares (if any), our then- current dividend reinvestment plan price and general market conditions. The methodology used in determining the redemption price is subject to a number of limitations and to a number of assumptions and estimates which may not be accurate or complete. The redemption price, like our offering price, may not be indicative of the price our shareholders would receive if our shares were actively traded, if we were liquidated or if they otherwise sold their shares. Therefore, shareholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or at a price that reflects the then-current market value of their shares.

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

Under current law, qualifying corporate distributions received by individuals prior to 2011 are subject to tax at a maximum rate of 15%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) paid by us to individual investors will generally be subject to the tax rates that are otherwise applicable to ordinary income which currently are as high as 35%. This may make an investment in our common shares comparatively less attractive relative to an investment in the shares of other corporate entities which pay distributions that are not formed as REITs.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2009, we issued 1,000 shares to each of George A. Davis, Thomas A. Hassard, Stanley D. Levy and Paul Murphy Jr. in conjunction with their re-election to our board as independent directors. These restricted shares were issued pursuant to our Employee and Director Incentive Share Plan and without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. During the three months ended September 30, 2009, we did not sell or issue any other equity securities that were not registered under the Securities Act.

The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs(1)
July 1, 2009 to July 31, 2009	1,097,158	$9.15	1,097,158	6,560,007
August 1, 2009 to August 31, 2009	964,127	9.15	964,127	5,757,491
September 1, 2009 to September 30, 2009	1,109,669	9.15	1,109,669	4,887,045
Total	3,170,954	$9.15	3,170,954
__________

(1)
With respect to redemption requested during the third quarter of 2009, the terms of our share redemption program such that we had discretion to redeem shares on a monthly basis so long as the total number of shares redeemed for a particular month did not exceed, 1/12 of 10% of our shares outstanding as of the prior calendar year-end. For the three months ended September 30, 2009, all shareholder requests for redemptions were fully funded. In addition, in September 2009, we announced a modification to our share redemption program to redeem shares on a quarterly rather than monthly basis and such redemptions will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the quarter prior to the quarter in which the redemption request was received. Our share redemption plan has been in effect since June 2004 and has no definitive expiration date. However, the plan may be suspended or terminated at the discretion of the board of directors at any time.

Item 4.  Submission of Matters to a Vote of Security Holders.

        Our annual meeting of shareholders was held on August 24, 2009.  Management proposals 1 and 2 were approved.  The results are as follows:

Proposal 1

The following directors were re-elected at the meeting to serve a one-year term as directors:

	For	Against	Authority Withheld or Abstained from Voting
Jeffrey C. Hines	103,205,863	—	1,804,972
C. Hastings Johnson	103,177,346	—	1,833,488
Charles M. Baughn	103,172,271	—	1,838,564
George A. Davis	103,122,590	—	1,888,244
Thomas A. Hassard	103,182,256	—	1,828,579
Stanley D. Levy	103,163,564	—	1,847,270
Paul B. Murphy Jr	103,176,902	—	1,833,932

Proposal 2

Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2009.

For	Against	Authority Withheld or Abstained from Voting
102,600,742	802,526	1,607,566

Item 6.   Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HINES REAL ESTATE INVESTMENT TRUST, INC.

November 13, 2009                                                                                     By:  /s/ CHARLES N. HAZEN
                                                                                                          Charles N. Hazen
      President and Chief Executive Officer

November 13, 2009                                                                                      By:  /s/ SHERRI W. SCHUGART
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