Form 10-K
period 2009-12-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2010-03-31
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50805
_______________

HINES REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	20-0138854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5000, Houston, Texas	77056-6118
(Address of principal executive offices)	(Zip code)

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

The registrant had 219.0 million shares of common stock outstanding as of March 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2010 annual meeting of shareholders are incorporated by reference in Part III.

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

Item 1.  Business

General Description of Business and Operations

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT”), was formed by Hines Interest Limited Partnership (“Hines”) on August 5, 2003 primarily for the purpose of engaging in the business of investing in and owning interests in real estate. Hines REIT has invested and intends to continue to invest primarily in institutional-quality office properties located throughout the United States. As of December 31, 2009, we owned direct and indirect investments in 63 properties. These properties consisted of 45 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, four industrial properties in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”). These properties contain, in the aggregate, 31.1 million square feet of leasable space. Hines REIT may also invest in other real estate investments including, but not limited to, loans and ground leases. Hines REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of Hines REIT’s current and future business is and will be conducted through Hines REIT Properties, L.P. (the “Operating Partnership”). We refer to Hines REIT, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines REIT or the Company as required by the context in which such pronoun is used.

We make investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through our investment in Hines US Core Office Fund LP (the “Core Fund”) in which we own a 28.7% non-managing general partner interest. The Core Fund is a partnership organized in August 2003 by Hines to invest in existing “core” office properties in the United States that Hines believes are desirable long-term “core” holdings. We also own a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and we own a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate.

We have raised capital for our real estate investments through public offerings of our common shares. In total, we raised approximately $2.0 billion through our first two public offerings between June 2004 and June 2008. We commenced our third public offering (the “Third Offering”) on July 1, 2008 pursuant to which we offered up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under our dividend reinvestment plan.  Through December 31, 2009, we raised $471.1 million in proceeds from the Third Offering. In consideration of market conditions and other factors, our board of directors determined to cease new sales of the Company’s shares through the Third Offering’s primary offering as of January 1, 2010.  However, we continue to sell shares under the Third Offering through our dividend reinvestment plan. The board of directors is considering various future capital raising strategies for the Company, and the Company may resume capital raising in the future under a new offering.

We have no employees. Our business is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us and our Advisor. As compensation for these services, we pay our Advisor certain fees, including asset management, acquisition and debt financing fees and we reimburse certain of the Advisor’s expenses in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,450 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.HinesREI.com. The information on our website is not incorporated by reference into this report.

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

We believe there are also other significant opportunities for real estate investments that currently exist in other markets outside of the United States. Some of this real estate is located in developed markets such as the United Kingdom, Germany and France, while other real estate investment opportunities are located in emerging or maturing markets such as Brazil, Mexico, Russia and China. We believe that investing in international properties that meet our investment policies and objectives could provide additional diversification and enhanced investment returns to our real estate portfolio. As of December 31, 2009, our international properties include a mixed-used office and retail complex in Canada and four industrial properties in Brazil.

We may continue to invest in real estate directly by owning 100% of such assets or indirectly by owning less than 100% of such assets through investments with other investors or joint venture partners, including other Hines-affiliated entities. We anticipate that we will fund our future acquisitions primarily with proceeds raised from potential follow-on offerings, to the extent we have any, as well as with proceeds from debt financings. All of our investment decisions are subject to the approval of a majority of our board of directors, and specifically a majority of our independent directors if an investment involves a transaction with Hines or any of its affiliates.

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

We had debt financing in an amount equal to approximately 58% of the estimated value of our direct and indirect real estate investments as of December 31, 2009, consisting primarily of outstanding loans under secured mortgage financings. The estimated value of each property was based on the most recent appraisals available or the purchase price, in the case of recent acquisitions. This percentage is based upon our most recent appraised values, which for many of our assets, were completed more than one year ago. Given the current economic environment, we expect the values of some or all of our properties will be lower than previous values, which will result in a higher loan-to-value ratio.

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

We declare distributions to our shareholders as of daily record dates and aggregate and pay such distributions quarterly. For the years ended December 31, 2009, 2008 and 2007, we declared distributions equal, in the aggregate, to $0.62, $0.64 and $0.62 per share, respectively.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2004. In addition, the Core Fund has invested in properties through other entities that have elected to be taxed as REITs. Our management believes that we and the applicable entities in the Core Fund are organized and operate, and intend to continue operating, in such a manner as to qualify for treatment as REITs. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2009, 2008 and 2007 in the accompanying consolidated financial statements.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,450 employees located in 65 cities across the United States and 16 foreign countries allows it to better identify investment opportunities for us and more effectively operate our real estate assets. However, competition may increase our cost of acquisitions or operations, lower our occupancy or rental rates or increase the level of inducements we offer to tenants.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. No tenant represented more than 10% of our consolidated rental revenue for the year ended December 31, 2009.

Available Information

Shareholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.HinesREI.com. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

Item 1A.  Risk Factors

You should carefully read and consider the risks described below together with all other information in this report. If certain of the following risks actually occur, our results of operations and ability to pay distributions would likely suffer materially, or could be eliminated entirely. As a result, the value of our common shares may decline, and our shareholders could lose all or part of the money they paid to buy our common shares.

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

There is no public market for our common shares, and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit the ability of our shareholders to sell their shares. We have a share redemption program, but it is limited in terms of the amount of shares that may be redeemed and is currently only open to requests made in connection with the death or disability (as defined in the Code) of a shareholder. Our board of directors may further limit, suspend or terminate our share redemption program upon 30 days’ written notice, in the form of a current report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) and made available on our website (www.HinesREI.com). It may be difficult for shareholders to sell their shares promptly or at all. If shareholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay selling commissions, the dealer-manager fee and acquisition fees in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that shareholders will be able to sell their shares, whether pursuant to our share redemption program or otherwise, without incurring a substantial loss. You may also experience substantial losses in connection with a liquidation event or if we dispose of our assets. We cannot assure shareholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, shareholders should consider our common shares as illiquid and a long-term investment and should be prepared to hold their shares for an indefinite length of time. Further, the price of our shares may be adjusted periodically to reflect changes in our net asset value as well as other factors, including changes in fees and expenses and therefore future adjustments may result in an offering price lower than the price shareholders paid for their shares and a redemption price lower than our current redemption price.

Our share redemption program is currently suspended, except with respect to requests made in connection with the death or disability of a shareholder.  We do not know when or if our share redemption program will be resumed.  Shareholders’ ability to have their shares redeemed is subject to additional  limitations under our share redemption program, and if they are able to have their shares redeemed, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares. Unless our board of directors determines otherwise, funds available for redemption will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the prior quarter.  Cash used to fund redemptions may reduce our liquidity available to fund acquisitions of real estate investments and other cash needs.

Shareholders should understand that our share redemption program contains significant restrictions and limitations, and is currently open only to requests made in connection with the death or disability (as defined in the Code) of a shareholder. We do not know when or if our share redemption program will be resumed.  In addition, irrespective of the amount of time shareholders have held their securities, only the following shares are currently eligible for redemption in connection with the death or disability of a shareholder: (i) shares purchased directly from us, (ii) shares received through a non-cash transaction, not in the secondary market and (iii) shares purchased from another shareholder prior to January 11, 2009. Subject to the restrictions and limitations of our share redemption program, we expect to redeem shares to the extent our board of directors determines we have sufficient available cash to do so.

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

Our board of directors reserves the right to further amend, suspend or terminate the share redemption program at any time in its discretion upon 30 days’ written notice, in the form of a current report on Form 8-K filed with the SEC and made available on our website.  Shares are currently redeemed at a price of $9.15 per share. However, our board of directors may change the redemption price from time to time upon 30 days’ written notice based on our then-current estimated net asset value at the time of the adjustment and such other factors as it deems appropriate, including the then-current offering price of our shares (if any), our then-current dividend reinvestment plan price and general market conditions. The methodology used in determining the redemption price is subject to a numberof limitations and to a number of assumptions and estimates which may not be accurate or complete. The redemption price may not be indicative of the price our shareholders would receive if our shares were actively traded, if we were liquidated or if they otherwise sold their shares. Therefore, shareholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or at a price that reflects the then-current market value of the shares.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on an investment in our shares, and shareholders may lose some or all of their investment.

By owning our shares, shareholders are subjected to significant risks associated with owning and operating real estate. The performance of an investment in Hines REIT is subject to such risks, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	changes in property level operating expenses due to inflation or otherwise;

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes; and

•	changes to existing environmental regulation to address, among other things, climate change.

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

While a majority of our independent directors may remove our Advisor upon 60 days’ written notice, our independent directors cannot unilaterally remove the managing general partner of the Core Fund, which is also an affiliate of Hines. We have substantial investments in the Core Fund and may invest a significant portion of the proceeds from our Third Offering in the Core Fund. Because of our current Core Fund investments and because our ability to remove the managing general partner of the Core Fund is limited, it is likely that an affiliate of Hines will maintain a substantial degree of control over a significant percentage of our investments despite the removal of our Advisor by our independent directors. Any additional investments by us in the Core Fund will contribute to this risk. In addition, our ability to redeem any investment we hold in the Core Fund is limited. Please see “— Business and Real Estate Risks — Our ability to redeem all or a portion of our investment in the Core Fund is subject to significant restrictions” for more information regarding our ability to redeem any investments in the Core Fund.

Many of the fees we pay were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to our Advisor, Dealer Manager (defined below), property manager and other affiliates of Hines for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Hines and its affiliates, including the Advisor and us, were not negotiated at arm’s-length. Such agreements include the advisory agreement we entered into with the Advisor (the “Advisory Agreement”), the agreement (“Dealer Manager Agreement”) we entered into with Hines Real Estate Investments, Inc. (“HREI” or the “Dealer Manager”), and the property management and leasing agreements we entered into with Hines. We cannot assure our shareholders that a third party unaffiliated with Hines would not be able and willing to provide such services to us at a lower price.

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

We will pay the Advisor a fee on any line of credit made available to us, whether or not we utilize all or any portion of such line of credit.

We will pay the Advisor a debt financing fee equal to 1.0% of the amount obtained under any property loan or made available under any other debt financing obtained by us. With respect to a line of credit obtained by us, we will pay the debt financing fee on the aggregate amount available to us under the line of credit, irrespective of whether any amounts are drawn down under such line of credit. Because of this, the Advisor will have a conflict in determining when to obtain a line of credit and the amount to be made available thereunder.

Hines REIT’s interest in the Operating Partnership will be diluted by the Participation Interest in the Operating Partnership held by HALP Associates Limited Partnership and an interest in Hines REIT may be diluted if we issue additional shares.

Hines REIT owned a 96.7% general partner interest in the Operating Partnership as of December 31, 2009. An affiliate of Hines, HALP Associates Limited Partnership, owns a Participation Interest in the Operating Partnership, which was issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. This interest in the Operating Partnership, as well as the number of shares into which it may be converted, increases on a monthly basis. As of December 31, 2009, the percentage interest in the Operating Partnership attributable to the Participation Interest was 2.8% and such interest was convertible into 6.3 million common shares, subject to the fulfillment of certain conditions. The Participation Interest will increase to the extent leverage is used because the use of leverage will allow us to acquire more assets. Each increase in this interest will dilute our shareholders’ indirect investment in the Operating Partnership and, accordingly, reduce the amount of distributions that would otherwise be payable to our shareholders in the future.

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

•	sell or issue securities that are convertible into shares, such as interests in the Operating Partnership;

•	issue shares in a private offering;

•	issue common shares to the Advisor or affiliates in lieu of cash fees;

•	issue common shares upon the exercise of options granted, if any, to our independent directors, or employees of the Company or the Advisor; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

The redemption of interests in the Operating Partnership held by Hines and its affiliates (including the Participation Interest) as required in our Advisory Agreement may discourage a takeover attempt if our Advisory Agreement would be terminated in connection with therewith.

In the event of a merger in which we are not the surviving entity, and pursuant to which our Advisory Agreement is terminated under certain circumstances, Hines and its affiliates may require the Operating Partnership, or OP units, to purchase all or a portion of the Participation Interest and interest in the Operating Partnership that they hold at any time thereafter for cash, or our shares, as determined by the seller. The Participation Interest increases on a monthly basis and, as the percentage interest in the Operating Partnership attributable to this interest increases, these rights may deter transactions that could result in a merger in which we are not the survivor. This deterrence may limit the opportunity for shareholders to receive a premium for their common shares that might otherwise exist if an investor attempted to acquire us through a merger.

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

We have received an opinion from our counsel, Greenberg Traurig, LLP, dated November 24, 2009 that is based on certain assumptions and representations and taking into consideration our current assets and the percentage which could be deemed “investment securities,” as of the date of the opinion, we were not an investment company.

If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our investment in the Core Fund is subject to the risks described in this risk factor, as the Core Fund will need to operate in a manner to avoid qualifying as an investment company as well. If the Core Fund is required to register as an investment company, the extra costs and expenses and limitations on operations resulting from such as described above could adversely impact the Core Fund’s operations, which would indirectly reduce the return on our shares and that registration also could adversely affect our status as an investment company.

The ownership limit in our charter may discourage a takeover attempt.

Our charter provides that no holder of shares, other than Hines, affiliates of Hines or any other person to whom our board of directors grants an exemption, may directly or indirectly own more than 9.9% in value of the aggregate of our outstanding shares or more than 9.9% of the number or value, whichever is more restrictive, of the outstanding shares of any class or series of our outstanding securities. This ownership limit may deter tender offers for our outstanding shares, which offers may be attractive to our shareholders, and thus may limit the opportunity for shareholders to receive a premium for their shares that might otherwise exist if an investor attempted to assemble a block of common shares in excess of 9.9% in value of the aggregate of our outstanding shares or more than 9.9% of the number or value, whichever is more restrictive, of the outstanding shares of any class or series or otherwise to effect a change of control in us.

We will not be afforded the protection of the Maryland General Corporation Law relating to business combinations.

Provisions of the Maryland General Corporation Law prohibit business combinations unless prior approval of the board of directors is obtained before the person seeking the combination became an interested shareholder, with:

•	any person who beneficially owns 10% or more of the voting power of our outstanding voting stock (an “interested shareholder”);

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

In the event that we have a concentration of real estate investments in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. An investment in the Company will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.  For example, based on our pro-rata share of the market value of the real estate investments in which we owned interests as of December 31, 2009, approximately 12% of our portfolio consists of properties located in Los Angeles, 12% of our portfolio consists of properties located in Chicago and 10% of our portfolio consists of properties located in Houston. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration and — Industry Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of December 31, 2009, 19% of our space is leased to tenants in the manufacturing industry, 15% is leased to tenants in the finance and insurance industries, 15% is leased to tenants in the legal industry and 10% is leased to tenants in the information and technology industries. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Economic Update” in this report.

Delays in purchasing properties with proceeds received from our public offerings may result in a lower rate of return to investors.

We expect to conduct additional primary public offerings on a “best efforts” basis from time to time. Our ability to locate and commit to purchase specific properties with the proceeds raised from public offerings will be partially dependent on our ability to raise sufficient funds for such acquisitions, which is difficult to predict. We may be substantially delayed in making investments due to delays in the sale of our common shares, delays in negotiating or obtaining the necessary purchase documentation, delays in locating suitable investments, our use of offering proceeds to fund shareholder redemption requests or other factors. We expect to invest proceeds we receive from our public offerings in short-term, highly-liquid investments until we use such funds in our operations. We expect that the income we earn on these temporary investments will not be substantial. Therefore, delays in investing proceeds we raise from our public offerings could impact our ability to generate cash flow for distributions.

If we purchase assets at a time when the commercial real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

During various cycles, the commercial real estate market has experienced a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may have resulted in inflated purchase prices for such assets. We and the Core Fund have purchased assets in such environments, and to the extent either of us purchases real estate in the future in such an environment, and therefore, we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets if the real estate market ceases to attract the same level of capital investment in the future as it has recently attracted, or if the number of companies seeking to acquire such assets decreases. If any of these circumstances occur or the values of our investments are otherwise negatively affected, the value of an investment in our shares may be lower.

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

We cannot assure shareholders that we will be able to continue paying distributions to our shareholders at our historical per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. In our initial quarters of operations, the distributions we received from the Core Fund and our net cash flow provided by or used in operating activities (before the payments of cash acquisition fees to our Advisor, which we fund with net offering proceeds) were insufficient to fund our distributions to shareholders and minority interests. As a result, our Advisor advanced funds to us to enable us to partially fund our distributions, and our Advisor deferred, and in some cases forgave, the reimbursement of such advances. We did not receive any advances from our Advisor after June 30, 2006, and, other than with respect to amounts previously forgiven as of December 31, 2006, we had reimbursed our Advisor for these advances. Our Advisor is under no obligation to advance funds to us in the future or to defer or waive fees in order to support our distributions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions.”

If our Advisor or its affiliates were to refuse to advance funds to cover our expenses or defer or waive fees in the future, our ability to pay distributions to our shareholders could be adversely affected, and we may be unable to pay distributions to our shareholders, or such distributions could decrease significantly. In addition, our Advisor, banks or other financing sources may make loans or advances to us in order to allow us to pay future distributions to our shareholders. The ultimate repayment of this liability could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially adversely impact the value of our shares. In addition, our Advisor or affiliates could choose to receive shares of our common stock or interests in the operating partnership in lieu of cash fees to which they are entitled, and the issuance of such securities may dilute the interest of our shareholders.

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

We are one of only two publicly-offered investment programs sponsored by Hines and one of Hines’ first REITs. Hines’ previous programs and investments were conducted through privately-held entities not subject to either the up-front commissions, fees or expenses associated with our public offerings or all of the laws and regulations that govern us, including reporting requirements under the federal securities laws, and tax and other regulations applicable to REITs. A significant portion of Hines’ other programs and investments also involve development projects. Although we are not prohibited from participating in development projects, we currently do not expect to participate in significant development activities. We are also one of the first programs sponsored by Hines with investment objectives permitting the making and purchasing of loans and participations in loans, and Hines does not have significant experience making such investments.

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

 For example, the Core Fund:

•	will be affected by general economic and regulatory factors it cannot control or predict;

•	depends on its tenants for its revenue and relies on certain significant tenants;

•	may not have funding or capital resources for future tenant improvements;

•	also operates in a competitive business with competitors who have significant financial resources and operational flexibility;
•	will make illiquid investments and be subject to general economic and regulatory factors, including environmental laws, which it cannot control or predict;

•	will be subject to property taxes and operating expenses that may increase;

•	is subject to risks associated with terrorism, uninsured losses and high insurance costs;

•	is also dependent upon Hines and its key employees for its success;

•	is subject to risks as a result of joint ownership of real estate with Hines and other Hines programs or third parties; and

•	uses borrowings and leverage which may result in foreclosures and unexpected debt-service requirements and indirectly negatively affect our ability to pay dividends to our shareholders.

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

The Core Fund will only redeem up to 10% of its outstanding interests during any calendar year and the managing general partner of the Core Fund may limit redemptions as a result of certain tax, regulatory and other considerations. In addition, during 2009, the Core Fund suspended its redemption policy for 2010 and 2011. As a result, we may not be able to exit the Core Fund or liquidate all or a portion of our interest in the Core Fund. Please see the risk factor captioned “— If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investments in the Core Fund may be materially adversely affected” below.

If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investments in the Core Fund may be materially adversely affected.

The Core Fund co-owns several buildings together with certain independent pension plans and funds (the “Institutional Co-Investors”) that are advised by Promark Investment Advisors Inc. (the “Institutional Co-Investor Advisor”). Each entity formed to hold these buildings is required to redeem the interests held by the Institutional Co-Investors in such entity at dates ranging from August 19, 2012 to October 2, 2018. Additionally, the Institutional Co-Investor Advisor is entitled to co-investment rights for real estate assets in which the Core Fund invests. For each asset in which Institutional Co-Investors acquire interests pursuant to the Institutional Co-Investor Advisor’s co-investment rights, the Core Fund will establish a three-year period ending no later than the twelfth anniversary of the date the asset is acquired during which the entity through which those Institutional Co-Investors co-invest in such asset will redeem such Institutional Co-Investors’ interests in such entity, unless the Institutional Co-Investors elect to extend such period. The Institutional Co-Investor Advisor also has certain buy/sell rights in entities in which the Institutional Co-Investors have co-invested with the Core Fund.

In addition, certain limited partnerships established by Ideenkapital Financial Engineering AG and affiliated entities under the laws of Germany own interests in US Core Properties, a subsidiary of the Core Fund through which it owns a majority of its investments. Each such entity (“IK Fund”) has the right to require US Core Properties to redeem all or a portion of its interest in US Core Properties as of certain dates ranging from December 31, 2014 through December 31, 2017. The Core Fund is obligated to provide US Core Properties with sufficient funds to fulfill US Core Properties’ obligations in respect of the IK Fund redemption rights described above, to the extent sufficient funds are not otherwise available to US Core Properties.

We cannot assure our shareholders that the Core Fund will have capital available on favorable terms or at all to fund the redemption of such interests. If the Core Fund is not able to raise additional capital to meet such mandatory redemption requirements, the Core Fund may be required to sell assets that it would otherwise elect to retain or sell assets or otherwise raise capital on less than favorable terms or at a time when it would not otherwise do so. If the Core Fund is forced to sell any of its assets under such circumstances, the disposition of such assets could materially adversely impact the Core Fund’s operations and ability to make distributions to us and, consequently, our investment in the Core Fund.

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

We intend to rely in part on borrowings under our credit facilities and other external sources of financing to fund the costs of new investments, capital expenditures and other items. Accordingly, we are subject to the risk that our cash flow will not be sufficient to cover required debt service payments and that we will be unable to meet other covenants or requirements in the credit agreement.

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

Use of derivative instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may generally not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

  The Federal Deposit Insurance Corporation, or FDIC, only insures amounts up to $250,000 per depositor per insured bank, until January 2014, when it will revert back to $100,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose any amount of our deposits over these amounts. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of an investment in our shares.

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

Our shareholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest. If Hines or its affiliates (or any of their key employees) suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. The Core Fund is also managed by an affiliate of Hines. Its performance and success is also dependent on Hines and the Core Fund is likewise subject to these risks.

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

Unfavorable changes in economic conditions could adversely impact occupancy or rental rates

Unfavorable economic conditions may significantly affect office building occupancy or rental rates. Declining or lower occupancy and rental rates in the markets in which we operate, in turn, may have a material adverse impact on our cash flows, operating results and carrying value of investment property. The risks that may affect conditions in these markets include the following:

•	Changes in the national, regional and local economic climates;

•	Local conditions, such as an oversupply of office space or a reduction in demand for office space in the area;

•	Economic downturns which simultaneously affect more than one of our geographical markets; and

•	Increased operating costs, if these costs cannot be passed through to tenants.

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

One of the risks of investing in real estate is the possibility that our properties could further decrease in value or will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. A significant number of the properties in which we own an interest and expect to acquire are office buildings located in major metropolitan or suburban areas. These types of properties, and the tenants that lease space in such properties, may be impacted to a greater extent by a national economic slowdown or disruption when compared to other types of properties such as residential and retail properties. The following factors may affect income from such properties, our ability to sell properties and yields from investments in properties and are generally outside of our control:

•	conditions in financial markets and general economic conditions;

•	terrorist attacks and international instability;

•	natural disasters and acts of God;

•	the potential effects, if any, of climate change;

•	over-building;

•	adverse national, state or local changes in applicable tax, environmental or zoning laws; and

•	a taking of any of our properties by eminent domain.

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

In addition, the state of the debt markets have had an impact on the overall amount of capital investing in real estate which has resulted in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it has negatively impacted the current value of our existing assets and could make it more difficult for us to sell any of our investments at attractive prices if we were to determine to do so.

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

Environmental laws, including any changes to existing environmental laws to address climate change, also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require expenditures. Such laws may be amended so as to require compliance with stringent standards which could require us to make unexpected, substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. We may be potentially liable for such costs in connection with the acquisition and ownership of our properties in the United States. In addition, we may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. The cost of defending against claims of liability, of compliance with environmental regulatory requirements or of remediating any contaminated property could be substantial and require a material portion of our cash flow.

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

• changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws; and

•      existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	Hines’ limited experience and expertise in foreign countries relative to its experience and expertise in the United States.

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

If we make or invest in loans, our loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates as well as the value of the loans in the event we sell the loans.

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

Our investment policies may change without shareholder approval, which could not only alter the nature of an investment in our shares but also subject any such investment to new and additional risks.

Except as otherwise provided in our organizational documents, our investment policies and the methods of implementing our investment objectives and policies may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our shareholders. We may invest in different property types and/or use different structures to make such investments than we have historically. Please see “— We are subject to risks as the result of joint ownership of real estate with other Hines programs and third parties.” As a result, the nature of an investment in our shares could change indirectly without shareholder consent and become subject to risks not described in this report.

Potential Conflicts of Interest Risks

We compete with affiliates of Hines for real estate investment opportunities. Some of these affiliates have preferential rights to accept or reject certain investment opportunities in advance of our right to accept or reject such opportunities.

Hines has existing programs with investment objectives and strategies similar to ours. Because we compete with these entities for investment opportunities, Hines faces conflicts of interest in allocating investment opportunities between us and these other entities. We have limited rights to specific investment opportunities located by Hines. Some of these entities have a priority right over other Hines entities, including us, to accept investment opportunities that meet certain defined investment criteria. For example, the Core Fund and other entities sponsored by Hines have the right to accept or reject investments in office properties located in the United States before we have the right to accept such opportunities. Because we and other Hines entities intend to invest primarily in such properties and rely on Hines to present us with investment opportunities, these rights will reduce our investment opportunities. We therefore may not be able to accept, or we may only invest indirectly with or through another Hines affiliated-entity in, certain investments we otherwise would make directly. To the extent we invest in opportunities with another entity affiliated with Hines, we may not have the control over such investment we would otherwise have if we owned all of or otherwise controlled such assets. Please see “— Business and Real Estate Risks — We are subject to risks as the result of joint ownership of real estate with other Hines programs and third parties” above.

Other than the rights described in the “Conflicts of Interest — Investment Opportunity Allocation Procedure” section of our current prospectus, we do not have rights to specific investment opportunities located by Hines. In addition, our right to participate in the allocation process described in such section will terminate once we have fully invested the proceeds of our Third Offering or if we are no longer advised by an affiliate of Hines. For investment opportunities not covered by the allocation procedure described herein, Hines will decide in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated programs, how to allocate such opportunities among us, Hines and other programs or entities sponsored or managed by or otherwise affiliated with Hines. Because we do not have a right to accept or reject any investment opportunities before Hines or one or more Hines affiliates have the right to accept such opportunities, and are otherwise subject to Hines’ discretion as to the investment opportunities we will receive, we may not be able to review and/or invest in opportunities which we would otherwise pursue if we were the only program sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other entities or programs sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other entities or programs, we may not be offered favorable investment opportunities located by Hines when it would otherwise be in our best interest to accept such investment opportunities, and our results of operations and ability to pay distributions may be adversely impacted thereby.

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

We have acquired, and may in the future acquire, properties from Hines and affiliates of Hines. Likewise, the Core Fund has acquired, and may in the future acquire, properties from Hines and affiliates of Hines. We may acquire properties Hines currently owns or hereafter acquires from third parties. Hines may also develop properties and then sell the completed properties to us. Similarly, we may provide development loans to Hines in connection with these developments. Hines, its affiliates and its employees (including our officers and directors) may make substantial profits in connection with such transactions. We must follow certain procedures when purchasing assets from Hines and its affiliates. Hines may owe fiduciary and/or other duties to the selling entity in these transactions and conflicts of interest between us and the selling entities could exist in such transactions. Because we are relying on Hines, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party.

Hines may face a conflict of interest when determining whether we should dispose of any property we own that is managed by Hines because Hines may lose fees associated with the management of the property.

We expect that Hines will manage most, if not all, of the properties we acquire directly as well as most, if not all, of the properties in which we acquire an indirect interest as a result of investments in Hines affiliated entities, such as the Core Fund. Because Hines receives significant fees for managing these properties, it may face a conflict of interest when determining whether we should sell properties under circumstances where Hines would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

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

Certain of our officers and directors are also officers and directors of the Advisor and other entities controlled by Hines such as the managing general partner of the Core Fund or the Advisor of Hines Global REIT, Inc. Some of these entities may compete with us for investment and leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our shareholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

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

Generally, we are obligated under our charter and the bylaws to indemnify our officers and directors against certain liabilities incurred in connection with their services. We have also executed indemnification agreements with each officer and director and agreed to indemnify them for any such liabilities that they incur. These indemnification agreements, as well as the indemnification provisions in our charter and bylaws, could limit our ability and the ability of our shareholders to effectively take action against our officers and directors arising from their service to us. In addition, there could be a potential reduction in distributions resulting from our payment of premiums associated with insurance or payments of a defense, settlement or claim.

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

Investments in foreign real property may be subject to foreign currency gains and losses. Generally, foreign currency gains will be excluded from income for purposes of determining our satisfaction of the REIT gross revenue tests; however, under certain circumstances (for example, if we regularly trade in foreign securities) such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income as a result of foreign currency gains.

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

Under current law qualifying corporate distributions received by individuals prior to 2011 are subject to a tax at a maximum rate of 15%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) paid by us to individual investors will generally be subject to the tax rates that are otherwise applicable to ordinary income which currently are as high as 39.6%. This law change may make an investment in our common shares comparatively less attractive relative to an investment in the shares of other corporate entities which pay distributions that are not formed as REITs.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2009, we owned direct and indirect investments in 63 properties. These properties consisted of 45 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, four industrial properties in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. These properties contain, in the aggregate, 31.1 million square feet of leasable space, and we believe each property is suitable for its intended purpose. The following tables provide summary information regarding the properties in which we owned interests as of December 31, 2009.

Direct Investments
Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased		Our Effective Ownership (1)
321 North Clark	Chicago, Illinois	4/2006; $247.3	886,752	74%		100%
Distribution Park Araucaria (9)	Curitiba, Brazil	12/2008; $32.7(2)	459,587	100%	(9)	100%
Citymark	Dallas, Texas	8/2005; $27.8	218,695	95%		100%
4050/4055 Corporate Drive	Dallas, Texas	5/2008; $42.8	643,429	100%		100%
JPMorgan Chase Tower	Dallas, Texas	11/2007; $289.6	1,243,667	87%		100%
345 Inverness Drive	Denver, Colorado	12/2008; $25.7	175,284	100%		100%
Arapahoe Business Park	Denver, Colorado	12/2008: $40.8	309,450	74%		100%
Raytheon/DIRECTV Buildings	El Segundo, California	3/2008: $120.0	550,579	100%		100%
Watergate Tower IV	Emeryville, California	12/2006: $144.9	344,433	100%		100%
Williams Tower	Houston, Texas	5/2008: $271.5	1,480,623	82%		100%
2555 Grand	Kansas City, Missouri	2/2008; $155.8	595,607	100%		100%
One Wilshire	Los Angeles, California	8/2007: $287.0	661,553	97%		100%
3 Huntington Quadrangle	Melville, New York	7/2007: $87.0	407,731	83%		100%
Airport Corporate Center	Miami, Florida	1/2006: $156.8	1,021,397	86%		100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	9/2007; $87.0	766,430	82%		100%
3400 Data Drive	Rancho Cordova, California	11/2006: $32.8	149,703	100%		100%
Daytona Buildings	Redmond, Washington	12/2006: $99.0	251,313	100%		100%
Laguna Buildings	Redmond, Washington	1/2007: $118.0	460,661	78%		100%
1515 S Street	Sacramento, California	11/2005: $66.6	349,185	100%		100%
1900 and 2000 Alameda	San Mateo, California	6/2005: $59.8	253,187	95%		100%
Distribution Park Elouveira	Sao Paulo, Brazil	12/2008: $40.4(2)	534,794	100%		100%
Distribution Park Vinhedo	Sao Paulo, Brazil	12/2008:$41.8(2)	609,474	100%		100%
Seattle Design Center	Seattle, Washington	6/2007: $56.8	390,684	81%		100%
5th and Bell	Seattle, Washington	6/2007; $72.2	197,135	98%		100%
Atrium on Bay	Toronto, Ontario	2/2007: $215.5(3)	1,077,467	98%		100%
Total for Directly-Owned Properties			14,038,820	91%

Indirect Investments

Core Fund Properties
One Atlantic Center	Atlanta, Georgia	7/2006; $305.0	1,100,312	76%		23.20%
The Carillon Building	Charlotte, North Carolina	7/2007; $140.0	471,507	77%		23.20%
Charlotte Plaza	Charlotte, North Carolina	6/2007; $175.5	625,026	93%		23.20%
One North Wacker	Chicago, Illinois	3/2008; $540.0	1,373,754	97%		23.20%
Three First National Plaza	Chicago, Illinois	3/2005; $245.3	1,423,353	89%		18.56%
333 West Wacker	Chicago, Illinois	4/2006; $223.0	853,243	77%		18.51%
One Shell Plaza	Houston, Texas	5/2004; $228.7	1,230,395	100%		11.60%
Two Shell Plaza	Houston, Texas	5/2004; $123.1	565,553	95%		11.60%
425 Lexington Avenue	New York, New York	8/2003; $358.6	700,034	100%		11.67%
499 Park Avenue	New York, New York	8/2003; $153.1	291,480	81%		11.67%
600 Lexington Avenue	New York, New York	2/2004; $91.6	289,386	94%		11.67%
Renaissance Square	Phoenix, Arizona	12/2007; $270.9	965,508	88%		23.20%
Riverfront Plaza	Richmond, Virginia	11/2006; $277.5	951,590	95%		23.20%
Johnson Ranch Corporate Centre	Roseville, California	5/2007; (4)	179,990	45%		18.51%
Roseville Corporate Center	Roseville, California	5/2007; (4)	111,418	76%		18.51%
Summit at Douglas Ridge	Roseville, California	5/2007; (4)	185,128	62%		18.51%

Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased		Our Effective Ownership (1)
Olympus Corporate Centre	Roseville, California	5/2007; (4)	193,178	54%		18.51%
Douglas Corporate Center	Roseville, California	5/2007; (4)	214,606	76%		18.51%
Wells Fargo Center	Sacramento, California	5/2007; (4)	502,365	96%		18.51%
525 B Street	San Diego, California	8/2005; $116.3	449,183	94%		23.20%
The KPMG Building	San Francisco, California	9/2004; $148.0	379,328	100%		23.20%
101 Second Street	San Francisco, California	9/2004; $157.0	388,370	83%		23.20%
720 Olive Way	Seattle, Washington	1/2006; $83.7	300,710	80%		18.51%
1200 19th Street	Washington, D.C.	8/2003; $69.4	337,239	60%		11.67%
Warner Center	Woodland Hills, California	10/2006; $311.0	808,274	90%		18.51%
Total for Core Fund Properties			14,890,930	88%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008; (5)	99,749	100%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008; (5)	35,081	97%		70%
Thompson Bridge Commons	Gainesville, Georgia	3/2009; $15.3	92,587	95%		70%
Champions Village	Houston, Texas	11/2008; (5)	384,581	91%		70%
King's Crossing	Kingwood, Texas	11/2008; (5)	126,397	97%		70%
Sandy Plains Exchange	Marietta, Georgia	2/2009; $12.4	72,784	95%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008; (5)	228,496	94%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008; (5)	79,871	99%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008; (5)	99,172	88%		70%
Shoppes at Parkland	Parkland, Florida	3/2009; $27.7	145,652	93%		70%
Oak Park Village	San Antonio, Texas	11/2008; (5)	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	1/2009; $10.8	68,641	87%		70%
Total for Grocery-Anchored Portfolio			1,497,298	94%

Other
Distribution Park Rio(6)	Rio de Janeiro, Brazil	7/2007: $53.7(7)	693,115	99%		50%
Total for All Properties			31,120,163	90%	(8)
__________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2009, Hines REIT owned a 96.7% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 3.3% interest in the Operating Partnership. In addition, we owned an approximate 28.7% non-managing general partner interest in the Core Fund as of December 31, 2009. The Core Fund does not own 100% of its properties; its ownership interest in its properties ranges from 40.3% to 80.7%.

(2)
These three properties were purchased in a single transaction for an aggregate purchase price of 269.9 million BRL. These amounts were translated using the currency exchange rate in effect as of the date of acquisition.

(3)	This amount was converted from 250.0 million CAD using the currency exchange rate in effect as of the date of acquisition.

(4)	These properties were purchased as part of a portfolio that included six properties for a purchase price of $490.2 million.

(5)	These properties were purchased as part of a portfolio that included eight properties for a purchase price of $205.1 million.

(6)
We own a 50% indirect interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil, through a joint venture with Hines Calpers Brazil (“HCB”), an affiliate of Hines. We formed the joint venture in June 2007 with an initial investment of $28.9 million.

(7)	This amount was converted from 103.7 million BRL using the currency exchange rate in effect as of the date of acquisition.

(8)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 90%.

(9)
This property was sold on January 22, 2010. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations —Discontinued Operations” for additional information.

Lease Expirations

Directly-Owned Properties

The following table lists, on an aggregate basis, all of the scheduled lease expirations for each of the years ending December 31, 2010 through December 31, 2019 and thereafter for the 25 properties we owned directly as of December 31, 2009. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area
Vacant	—	1,330,673	9.5%
2010	117	839,463	6.0%
2011	102	904,849	6.5%
2012	71	1,494,277	10.7%
2013	66	3,591,116	25.7%
2014	56	1,248,512	8.9%
2015	31	636,758	4.5%
2016	19	770,890	5.5%
2017	18	660,727	4.7%
2018	18	1,161,946	8.3%
2019	12	489,394	3.5%
Thereafter	9	864,127	6.2%

Indirectly-Owned Properties

The following table lists all of the scheduled lease expirations for each of the years ending December 31, 2010 through December 31, 2019 and thereafter for the 38 properties in which we owned an indirect interest as of December 31, 2009. The table shows the approximate leasable square feet represented by the applicable lease expirations and assumes we own a 100% interest in each of the properties:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area
Vacant	—	1,903,037	11.2%
2010	168	1,168,891	6.9%
2011	155	1,503,283	8.8%
2012	142	1,350,409	7.9%
2013	115	2,193,310	12.9%
2014	112	1,300,484	7.6%
2015	49	2,341,248	13.8%
2016	31	481,188	2.8%
2017	31	584,750	3.4%
2018	21	1,115,683	6.6%
2019	28	940,589	5.5%
Thereafter	38	2,137,219	12.6%

All Properties

The following table lists our pro-rata share of the scheduled lease expirations for each of the years ending December 31, 2010 through December 31, 2019 and thereafter for all of the properties in which we owned an interest as of December 31, 2009. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet(1)	Percent of Total Leasable Area(1)
Vacant	—	1,751,214	9.6%
2010	285	1,196,138	6.6%
2011	257	1,267,377	7.0%
2012	213	1,876,122	10.3%
2013	181	4,214,506	23.1%
2014	168	1,652,918	9.1%
2015	80	1,065,312	5.8%
2016	50	871,663	4.8%
2017	49	779,774	4.3%
2018	39	1,418,727	7.8%
2019	40	698,369	3.8%
Thereafter	47	1,420,379	7.8%
__________

(1)	These amounts represent our pro-rata share based on our effective ownership in each of the properties as of December 31, 2009.

Market Concentration

The following table provides a summary of the market concentration of our portfolio based on our pro-rata share (unless otherwise noted) of the market value of each of the properties in which we owned interests as of December 31, 2009. The estimated value of each property is based on the most recent appraisals available or the purchase price, in the case of recent acquisitions:

Market	Market Concentration: Directly-Owned Properties	Market Concentration: Indirectly-Owned Properties(1)	Market Concentration: All Properties
Los Angeles, California	16%	5%	12%
Chicago, Illinois	9%	24%	12%
Houston, Texas	10%	8%	10%
Seattle, Washington	11%	2%	9%
Dallas, Texas	12%	—	9%
San Francisco, California	7%	8%	7%
Toronto, Ontario	8%	—	5%
Sacramento, California	3%	7%	5%
Miami, Florida	6%	1%	4%
New York, New York	3%	11%	4%
Kansas City, Missouri	6%	—	4%
Atlanta, Georgia	—	8%	3%
Minneapolis, Minnesota	3%	—	2%
Sao Paulo, Brazil	3%	—	2%
Charlotte, North Carolina	—	6%	2%
Denver, Colorado	2%	—	2%
Richmond, Virginia	—	7%	2%
Phoenix, Arizona	—	6%	2%
Curitiba, Brazil	1%	—	1%
Memphis, Tennessee	—	1%	1%
Rio de Janeiro, Brazil	—	1%	1%
San Diego, California	—	2%	1%
Orlando, Florida	—	*	*
Washington, D.C.	—	3%	*
Raleigh, North Carolina	—	*	*
San Antonio, Texas	—	*	*
__________

*	Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investments in the Core Fund, the Grocery-Anchored Portfolio and our joint venture in Brazil as of December 31, 2009. These amounts assume we own a 100% interest in each of the properties.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share (unless otherwise noted) of their leased square footage as of December 31, 2009.

Industry	Industry Concentration: Directly-Owned Properties	Industry Concentration: Indirectly-Owned Properties(1)	Industry Concentration: All Properties
Manufacturing	24%	2%	19%
Legal	13%	29%	15%
Finance and Insurance	13%	27%	15%
Information and Technology	12%	3%	10%
Grocery-Anchored Retail	—	10%	6%
Government	6%	3%	5%
Professional Services	4%	5%	4%
Oil & Gas/Energy	3%	5%	4%
Health Care	4%	1%	3%
Real Estate	3%	2%	3%
Accounting	2%	5%	2%
Transportation and Warehousing	1%	3%	2%
Other Services	3%	1%	2%
Wholesale Trade	3%	*	2%
Arts, Entertainment and Recreation	2%	*	2%
Construction	2%	*	2%
Other	2%	2	2%
Retail	2%	1%	1%
Administrative and Support Services	1%	1%	1%
__________

*	Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investments in the Core Fund, the Grocery-Anchored Portfolio and our joint venture in Brazil as of December 31, 2009. These amounts assume we own a 100% interest in each of the properties.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 31, 2010, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2009, we had 217.2 million common shares outstanding, held by a total of approximately 58,000 shareholders. The number of shareholders is based on the records of our registrar and transfer agent. There currently is no established public trading market for our common shares and we do not expect one to develop. On November 30, 2009, our board suspended our share redemption program except for redemption requests made in connection with the death or disability of a shareholder. Such shares will be redeemed at $9.15 per share. If and when our share redemption program is resumed, it would be limited in terms of the number of shares that may be redeemed monthly and annually and our board of directors continues to be able to amend, further suspend or terminate our share redemption program upon 30 days’ written notice. During 2009, we redeemed 4.4 million shares under this program at $9.68 per share and 12.0 million shares at $9.15 per share. In addition, we redeemed approximately 142,000 shares at $9.15 per share in January 2010.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of our common shares, we are required pursuant to FINRA Rule 5110(f)(2)(M) to disclose in each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor has agreed to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares is deemed to be $10.08 per share as of December 31, 2009. Our deemed estimated per share value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements. We are not required to obtain and did not obtain appraisals for our assets or third-party valuations or opinions for the specific purpose of determining this deemed estimated value as of December 31, 2009.

The basis for this valuation is the fact that, until December 31, 2009 we were conducting a primary public offering of our common shares at the price of $10.08 per share through arms-length transactions.  We ceased our offering of common shares effective December 31, 2009, except for shares issued pursuant to our dividend reinvestment plan, which will continue to be issued at $9.58 per share. Our offering price was determined by our board of directors in January 2009. The determination by our board of directors of the offering price used in the Third Offering was subjective and was primarily based on (i) the estimated per share net asset value of the Company as determined by our management at the time the determination was made, plus (ii) the commissions and dealer-manager fees associated with the Third Offering. Our management estimated the per-share net asset value of the Company using valuations of our real estate assets and notes payable as of December 31, 2008, which were determined by independent third parties (except for assets acquired within the last year for which we used aggregate cost). Management estimated the values of our other assets and liabilities as of December 31, 2008. In addition, our board of directors also considered our historical and anticipated results of operations and financial condition, our current and anticipated distribution payments, yields and offering prices of other real estate companies we deem to be substantially similar to us, our current and anticipated capital and debt structure, and our management’s and Advisor’s recommendations and assessment of our prospects and expected execution of our investment and operating strategies. Declining real estate fundamentals have had a significant negative impact on values of commercial real estate investments. Commercial real estate sales across the U.S. in 2008 and 2009 were dramatically down from the record high volume in 2007, and cap rates have increased across all property types. This has impacted the value of our real estate investments and consequently will likely negatively impact the estimated value of our shares determined by our board of directors in the future. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Economic Update” for additional information.

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

The redemption price we offer in connection with the death or disability of a shareholder in our share redemption program is $9.15 per share as of the date of this report and therefore $10.08 per share does not reflect the amount a shareholder would currently receive under our share redemption program. Likewise, the offering price of our shares may not be indicative of the price our shareholders would receive if they sold our shares outside of our share redemption program, if our shares were actively traded or in the case of a liquidation. Because the estimated per share net asset value of the Company was increased by certain fees and costs associated with the Third Offering, the proceeds received from a liquidation of our assets would likely be substantially less than the current offering price of our shares. As a result, we expect that, in the absence of other factors affecting the value of our properties, our aggregate net asset value would be less than the aggregate proceeds of our offerings and the offering price may not be the best indicator of the value of shares purchased as a long term income producing investment. Because there is no public market for our shares, any sale of our shares would likely be at a substantial discount. Please see “Item 1A. Risk Factors — Investment Risks — There is currently no public market for our common shares, and we do not intend to list the shares on a stock exchange. Therefore, it will likely be difficult for shareholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount.”

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year in an amount equal to at least 90% of our net ordinary taxable income (capital gains are not required to be distributed). During the years ended December 31, 2009 and 2008, we declared distributions equal to $0.62 and $0.64 per share. The distributions declared were authorized and set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future and general market conditions and trends.

The table below outlines our quarterly distributions declared to shareholders and noncontrolling interests for each of the quarters during the years ended December 31, 2009 and 2008 (all amounts are in thousands).

Distribution for the Quarter Ended	Date Paid	Total Distribution
		(In thousands)
2009
December 31, 2009	January 2, 2010	$33,892
September 30, 2009	October 1, 2009	$33,086
June 30, 2009	July 1, 2009	$33,570
March 31, 2009	April 1, 2009	$32,720
2008
December 31, 2008	January 2, 2009	$32,990
September 30, 2008	October 1, 2008	$31,773
June 30, 2008	July 1, 2008	$29,002
March 31, 2008	April 15, 2008	$26,337

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

For the year ended December 31, 2009, approximately 24.3% of the distributions paid were taxable to the investor as ordinary taxable income, 0.3% of were taxable as capital gain dividends and approximately 75.4% were treated as return of capital for federal income tax purposes. For the year ended December 31, 2008, approximately 32.7% of the distributions paid were taxable to the investor as ordinary taxable income and approximately 67.3% were treated as return of capital for federal income tax purposes. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

On August 24, 2009, 1,000 restricted common shares were granted to each of our independent directors, Messrs. George A. Davis, Thomas A. Hassard, Stanley D. Levy and Paul B. Murphy Jr. Such shares were granted without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

Shares Authorized for Issuance under Equity Compensation Plans

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—	n/a	1,065,832
Equity compensation plans not approved by security holders	—	n/a	—
Total	—	n/a	1,065,832

Share Redemption Program

Our shares are currently not listed on a national securities exchange and we currently do not intend to list our shares. In order to provide our shareholders with some liquidity, we have a share redemption program.   However, on November 30, 2009, our board of directors determined that it is in our best interest to suspend our share redemption program until further notice, except with respect to redemption requests made in connection with the death or disability of a shareholder.  To the extent our board of directors determines that we have sufficient funds available for redemptions, after considering all of our other capital needs, the share redemption program could be resumed and we would expect to redeem shares on a quarterly basis. If and when we resume our share redemption program, and unless our board of directors determines otherwise, the funds available for redemption will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the prior quarter. There can be no assurances as to when or whether the suspension of our share redemption program will be lifted.

Issuer Redemptions of Equity Securities

The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs
January 1, 2009 to January 31, 2009	1,867,120	$9.68	1,867,120	14,489,078
February 1, 2009 to February 28, 2009	2,555,508	9.68	2,555,508	12,275,424
March 1, 2009 to March 31, 2009	2,255,787	9.15	2,255,787	10,354,455
April 1, 2009 to April 30, 2009	2,341,644	9.15	2,341,644	8,513,743
May 1, 2009 to May 31, 2009	1,432,002	9.15	1,432,002	7,611,098
June 1, 2009 to June 30, 2009	1,003,539	9.15	1,003,539	7,531,708
July 1, 2009 to July 31, 2009	1,097,158	9.15	1,097,158	6,560,007
August 1, 2009 to August 31, 2009	964,127	9.15	964,127	5,757,491
September 1, 2009 to September 30, 2009	1,109,669	9.15	1,109,669	4,887,045
October 1, 2009 to October 31, 2009	1,780,922	9.15	1,780,922	1,681,192
November 1, 2009 to November 30, 2009	—	9.15	—	1,681,192
December 1, 2009 to December 31, 2009	—	9.15	—	1,681,192
Total	16,407,476		16,407,476
__________

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Operating Data:
Revenues	$365,236	$333,527	$179,576	$63,930	$6,247
Depreciation and amortization	$124,183	$122,732	$68,151	$22,478	$3,331
Asset management and acquisition fees	$27,984	$42,012	$29,939	$17,559	$5,225
Organizational and offering expenses, net of reversal (1)	$-	$3,741	$7,583	$5,760	$(6,630)
General and administrative,net (2)	$6,108	$5,991	$4,570	$2,819	$494
Income (loss) from continuing operations before provision for income taxes and equity in losses of unconsolidated entities, net	$14,791	$(146,487)	$(77,018)	$(35,628)	$(1,561)
Provision for income taxes	$(1,605)	$(2,512)	$(1,068)	$-	$-
Equity in losses of unconsolidated entities, net	$(8,777)	$(13,416)	$(8,288)	$(3,291)	$(831)
Income (loss) from continuing operations attributable to common shareholders	$414	$(165,478)	$(87,640)	$(38,490)	$(1,757)
Income from discontinued operations (5)	$1,664	$72	$-	$-	$-
Net (income) loss attributable to noncontrolling interests	$(4,065)	$(3,065)	$(1,266)	$429	$635
Net income (loss) attributable to common shareholders (3)	$2,620	$(165,408)	$(87,640)	$(38,490)	$(1,757)
Basic and diluted income (loss) from continuing operations attributable to common shareholders per common share:	$-	$(0.90)	$(0.70)	$(0.79)	$(0.16)
Distributions declared per common share	$0.62	$0.64	$0.62	$0.61	$0.60
Weighted average common shares outstanding - basic and diluted	207,807	183,776	125,776	48,468	11,061
Balance Sheet Data:
Total investment property (4)	$2,355,872	$2,374,007	$1,798,924	$677,564	$117,878
Investment in unconsolidated entities	$379,057	$364,374	$361,157	$307,553	$118,575
Assets held for sale (5)	$42,499	$-	$-	$-	$-
Total assets	$3,339,780	$3,280,437	$2,703,623	$1,213,662	$297,334
Long-term obligations	$1,712,722	$1,691,335	$1,273,596	$498,989	$77,922

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

(3)
We have revised the presentation of net income to apply the provisions of ASC 810 “Consolidation,” which we adopted on January 1, 2009. As a result, certain adjustments have been made to the consolidated statements of operations for the years ended December 31, 2008, 2007, 2006 and 2005 to be consistent with the 2009 presentation.

(4)
We have revised the presentation of investment property to exclude the value associated with leases in place at the time an investment property is acquired as shown in the consolidated balance sheet to be consistent with a majority of others in the industry. As a result, certain reclassifications have been made to the consolidated balance sheets as of December 31, 2007, 2006 and 2005 to be consistent with the 2008 and 2009 presentation.

(5)
We have classified one property as held for sale as of December 31, 2009. As a result, certain adjustments have been made to the consolidated statement of operations for the year ended December 31, 2008 to be consistent with the 2009 presentation. No adjustments were made to other periods since the property was not acquired until December 2008.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We invest in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of December 31, 2009, we had direct and indirect interests in 63 properties. These properties consist of 45 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, one industrial property in Dallas, Texas, four industrial properties in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”). On January 22, 2010 we sold one industrial property located in Curitiba, Brazil.

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

In order to provide capital for these investments, we raised approximately $2.0 billion in our initial public offering (the “Initial Offering”) and our second public offering  (the “Second Offering”), the latter of which terminated on June 30, 2008. On July 1, 2008, we commenced our third public offering (the “Third Offering”) pursuant to which we offered up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under our dividend reinvestment plan.  Through December 31, 2009, we raised $471.1 million in proceeds from the Third Offering. In consideration of market conditions and other factors, our board of directors determined to cease new sales of the Company’s shares through the Third Offering’s primary offering as of January 1, 2010, although we will continue to sell shares under the Third Offering through our dividend reinvestment plan. The board of directors is considering various future capital raising strategies for the Company, and the Company may resume capital raising in the future under a new offering.

Our board of directors and our officers remain focused on carefully managing our cash position and maintaining appropriate levels of liquidity to meet our operating and capital needs in an environment where access to capital in the equity and debt markets remains constrained.  To that end, on November 30, 2009, our board of directors determined that it is in our best interest to suspend our share redemption program until further notice, except with respect to redemption requests made in connection with the death or disability (as defined in the Code) of a shareholder (referred to herein as “Special Redemption Requests”).  Accordingly, all pending redemption requests that were not made in connection with the death or disability of a shareholder were not funded, nor were any additional such requests that are received hereafter be funded, until further notice.  Special Redemption Requests will be considered for redemption by our board of directors on a quarterly basis, and the fulfillment of any Special Redemption Requests will be subject to the discretion of our board of directors in determining whether we have sufficient funds available for redemptions and will be subject to the other limitations of the share redemption program.

Economic Update

After four quarters of significant GDP declines, the third and fourth quarters of 2009 saw GDP return to growth of approximately 2.2% and 5.6%, respectively.  The largest share of this growth was generated by business rather than consumer or government spending. While GDP news has been positive, unemployment remains very high.  U.S. job losses continued for 22 consecutive months across 2008 and 2009, and in 9 of those months losses exceeded 400,000 jobs per month. In late 2009 and early 2010 the job loss rate has been much less dramatic, but consumer confidence has not been restored enough to increase spending.

Although there have been signs of  recovery in the economy, commercial office real estate fundamentals typically lag the economy and we believe the effects of the economic recession will continue to have an adverse impact on commercial office real estate market fundamentals, including tenant demand, overall occupancies, leasing velocity, rental rates, subletting and tenant defaults. While the recession began in December 2007, the most significant increases in market vacancy occurred in 2009 and will likely continue in 2010. We are proactively managing our portfolio in an effort to minimize the negative impacts to our portfolio during this time.

As with most commercial real estate, our portfolio of assets is not immune to the effects of a recession, however, due to the quality and diversification of our portfolio, we believe that our portfolio is relatively well positioned to limit the negative impact from this down cycle. In spite of the challenges presented by the current economy and markets, our portfolio was 90% leased as of December 31, 2009, compared to our December 31, 2008 leased percentage of 95%. Our management closely monitors the portfolio's lease expirations, which range from 6.6% to 10.3% of leasable square feet per year from now through 2012. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with the highest-quality tenants in each of the markets in which we operate. Although we continue to be leased to a diverse tenant base over a variety of industries, our portfolio is approximately 15% leased to over 225 companies in the financial and insurance industries and is approximately 15% leased to over 125 companies in the legal industry. Despite the recent increase in leasing activities in select markets, most markets where we operate are experiencing lower rental rates and increased landlord funded leasing incentives to tenants associated with new leases and lease renewals.

Declining real estate fundamentals have had a significant negative impact on values of commercial real estate investments. Commercial real estate sales across the U.S. in 2008 and 2009 were dramatically down from the record high volume in 2007, and cap rates have increased across all property types. This has negatively impacted the value of our real estate investments and consequently is expected to negatively impact the estimated value of our shares determined by our board of directors in the future. Investment transaction volume did increase as 2009 progressed, prospective buyers began to underwrite modest market recoveries and sellers adjusted their price expectations downward. Recent demand has been greatest for high quality, well-located assets that generate stable cash flows.  We expect that this trend may lead to increased investment activity in 2010.

While we have seen some recent improvements in the debt capital markets, debt capital continues to be difficult to obtain and more expensive. We have managed our portfolio to date in an effort to minimize our exposure to volatility in the debt capital markets. We have done this by using moderate levels of long-term fixed-rate debt and minimizing our exposure to short-term variable-rate debt which is more likely to be impacted by market volatility. Our portfolio was 58% leveraged as of December 31, 2009, with 92% of our debt in the form of long-term, fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps).

Given the economic environment, the overall decline in the value of most investors’ portfolios and increased liquidity needs of investors, capital raising in 2009 was very difficult and continues to present challenges in 2010.  In consideration of current market conditions and other factors, on November 30, 2009, the board of directors determined to cease new sales of shares in our current offering, other than those pursuant to our dividend reinvestment plan, and therefore we are not accepting any subscriptions dated after December 31, 2009.  Our management and board of directors are considering various future capital raising strategies and expects we may resume capital raising in the future under a new offering.  The proceeds that we receive from participants choosing to reinvest distributions in additional shares has historically been an important source of capital for us. To the extent that a material number of participants in this program choose to terminate or reduce their level of participation, our capital will be further constrained.  The increased focus on liquidity by our investors resulted in a significant increase in requests to redeem securities near the end of 2008 and in throughout 2009. In November 2009, we suspended our share redemption program except for requests due to death or disability to allow us to preserve more capital to meet our liquidity needs.

Like many other property owners, we have been impacted by the adverse effect of the economy on real estate fundamentals, and as a result of these conditions, as well as our commitment to conservative management of our liquidity position, we declared distributions for the months of July through December 2009 at a per-share amount that is slightly lower than the amount declared for each of the months since our last distribution rate change in May 2008.  Despite these challenges, we were still able to declare distributions equal to $0.62, $0.64 and $0.62 for the years ended December 31, 2009, 2008 and 2007.  However, in light of the conditions discussed above, we expect that the level of distributions to our shareholders will decrease in future periods.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Each of our critical accounting policies involves the use of estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Basis of Presentation

Our consolidated financial statements included in this annual report include the accounts of Hines REIT and the Operating Partnership (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries as well as the related amounts of noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

We evaluate the need to consolidate investments based on standards set forth by GAAP. Our joint ventures are evaluated based upon GAAP to determine whether or not the investment qualifies as a variable interest entity (“VIE”).  If the investment qualifies as VIE, an analysis is then performed to determine if we are the primary beneficiary of the VIE by reviewing a combination of qualitative and quantitative measures including analyzing expected investment portfolio using various assumptions to estimate the net operating income from the underlying assets.  The projected cash flows are then analyzed to determine whether or not we are the primary beneficiary based upon the expected losses and residual returns of each variable interest holder.  In addition to this analysis, we also consider the rights and decision making abilities of each holder of variable interest entity. We will consolidate joint ventures that are determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of our investments may not be recoverable.  The ultimate realization of our investments in partially owned real estate joint ventures and partnerships is dependent on a number of factors, including the performance of each investment and market conditions.  In accordance with GAAP, we will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.  Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded for the years ended December 31, 2009 and 2008.  However, if conditions in the capital and real estate markets continue to deteriorate, we may record impairment on these investments in the future.

Investment Property and Lease Intangibles

Real estate assets that we own directly are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized and maintenance and repair costs are expensed as incurred.

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers are used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements will be determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date.

The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we will evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.

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

Management estimates the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance is amortized over the life of the mortgage note payable.

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

Organizational and Offering Costs

Certain organizational and offering costs related to our Initial Offering and Second Offering have been paid by our Advisor on our behalf. Organizational and offering costs incurred by our Advisor have been analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Advisor and its affiliates, and those which qualify as offering expenses in accordance with GAAP. Organizational costs are expensed as incurred in accordance with GAAP. Offering-related salaries and other general and administrative expenses of the Advisor and its affiliates are expensed as incurred, and third-party offering expenses are taken as a reduction against the net proceeds of the offerings within additional paid-in capital in accordance with GAAP. In addition to the offering costs paid to the Advisor, selling commissions and dealer manager fees were paid to Hines Real Estate Investments, Inc. (“HREI” or the “Dealer Manager”). Such costs are taken as a reduction against the net offering proceeds within additional paid-in capital as well.

On July 1, 2008, we entered into a new advisory agreement in connection with our Third Offering. Pursuant to the terms of the new advisory agreement, we are not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of Hines REIT. Accordingly, no amounts of organizational and offering costs incurred by the Advisor in connection with the Third Offering during the years ended December 31, 2009, 2008 and 2007 have been recorded in the accompanying consolidated financial statements.

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

The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2009 and 2008. Changes in the fair value of the interest rate swaps have been recorded in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

We outsource management of our operations to the Advisor and certain other affiliates of Hines. Fees related to these services are accounted for based on the nature of the service and the relevant accounting literature. Fees for services performed that represent period costs of the Company are expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor has received a profits interest in the Operating Partnership related to these services (the “Participation Interest”). As the percentage interest of the Participation Interest is adjusted, the value attributable to such adjustment is charged against earnings and a liability is recorded until it is repurchased for cash or converted into common shares of the Company. In addition, the liability is remeasured at fair value at each balance sheet date with related adjustments charged to earnings in accordance with GAAP. The determination of the adjustment for the Participation Interest is subject to significant judgment.

The conversion and redemption features of the participation interest are accounted for in accordance with GAAP. Redemptions of the Participation Interest for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability, with any additional amounts recorded as a reduction to equity. Conversions into common shares of the Company will be recorded as an increase to the outstanding common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the Participation Interest will result in a corresponding reduction in the percentage attributable to the Participation Interest and will have no impact on the calculation of subsequent increases in the Participation Interest.

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

Our cash needs for  additional investments in our properties have been met primarily by proceeds from our public equity offerings and debt financing, while our operating cash needs have primarily been met through cash flow generated by our properties and investments. We believe that our current capital resources, cash flow from operations and proceeds from potential future sales of our real estate investments are sufficient to meet our liquidity needs for the foreseeable future.

 We intend to continue to pay distributions to our shareholders on a quarterly basis. However, as discussed previously, in light of the current economic conditions, we expect that the level of distributions to our shareholders will decrease in future periods.

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

Net cash provided by operating activities was $69.0 million, $40.6 million and $17.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase is primarily due to operating cash flows from properties acquired in previous years.

Cash Flows from Investing Activities

Net cash used in investing activities was $108.9 million, $701.6 million and $1,251.8 million, respectively for the years ended December 31, 2009, 2008 and 2007. The decrease is primarily due to a significant reduction in acquisitions completed during each of the last two years. During the years ended December 31, 2008 and 2007, we had cash outflows of $668.0 million and $1,175.4 million, respectively, related to the acquisition of properties and their related lease intangibles. We did not acquire any direct interests in properties during the year ended December 31, 2009. In addition, we have described certain additional transactions below which may be helpful in understanding changes in our investing cash flows between 2009 and 2008.

     In January 2009, we entered into possession and use agreements with the City of Redmond, Washington, related to a portion of the land owned in connection with the Laguna Buildings, which gave the city immediate use and possession of the land until final terms of the sale were determined and title transferred in December 2009. We received $1.2 million as compensation for this transaction which was recorded in proceeds from sale of land and improvements in the accompanying statement of cash flows for the year ended December 31, 2009.

In December 2008, we and an affiliate of Hines sold a 2.8 acre park and waterwall adjacent to Williams Tower to an unrelated third party.  The total sales price was $8.5 million, and the net proceeds to the Company were $4.0 million which was recorded in proceeds from sale of land and improvements in the accompanying statement of cash flows for the year ended December 31, 2008.

During the years ended December 31, 2009 and 2008 we made no capital contributions to the Core Fund. During the year ended December 31, 2007, we made capital contributions to the Core Fund totaling $58.0 million. During the years ended December 31, 2009, 2008 and 2007, we received distributions from the Core Fund totaling $6.7 million, $26.9 million and $25.4 million, respectively, which were included in cash flows from investing activities as they exceeded our equity in earnings of the joint venture. The Core Fund decreased the amount of its distributions during 2009 in order to pay down debt and improve its liquidity position and we expect distributions, if any, will be minimal for the next several quarters.

In June 2007, we invested $28.9 million in Distribution Park Rio representing a 50% interest. During the years ended December 31, 2009, 2008 and 2007, we received distributions from Distribution Park Rio totaling $2.2 million, $2.7 million and $1.0 million, respectively. Approximately $106,000, $509,000 and $594,000 of these amounts were included in cash flows from investing activities as they exceeded our equity in earnings of the joint venture and the remaining amounts were included in operating cash flows for the years ended December 31, 2009, 2008 and 2007, respectively.

On November 13, 2008, we acquired a 70.0% non-managing interest in the Grocery-Anchored Portfolio through a joint venture. Concurrently with our initial investment, the joint venture acquired interests in eight of these properties. The joint venture acquired interests in the remaining four properties in the first quarter of 2009. As of December 31, 2009, we had invested $79.9 million in the Grocery-Anchored Portfolio, $23.1 million of which was invested during 2009. During the year ended December 31, 2009, we received distributions from the Grocery-Anchored Portfolio totaling approximately $6.5 million, $6.3 million of which was included in cash flows from investing activities as it exceeded our equity in earnings of the joint venture. $1.8 million of these distributions represented a return of capital originally contributed to the joint venture in the fourth quarter of 2008, which was used to fund a deposit on the joint venture’s mortgage financing.

During the years ended December 31, 2009 and 2008, respectively, we had net cash inflows of $1.2 million and $4.6 million, for master leases entered into in connection with our acquisitions. During the year ended December 31, 2007, we had net cash outflows of $5.7 million, for master leases entered into in connection with our acquisitions.

During the year ended December 31, 2009, we had a decrease in restricted cash and marketable securities of $13.3 million. This decrease is primarily related to rent held in escrow of $10.7 million at one of our properties required by its mortgage agreement to be restricted as of year-end, which was subsequently released. During the years ended December 31, 2008 and 2007, we had increases in restricted cash of approximately $12.8 million and $712,000, respectively, related to certain escrows required by our mortgage agreements of properties acquired during that period.

During the fourth quarter of 2009, we posted additional cash collateral of approximately $106.1 million to rebalance the collateral for the properties under our secured credit facility with HSH Nordbank which is included in additional cash collateral on notes payable in the consolidated statement of cash flows. See “Cash Flows from Financing Activities — Debt Financings” in this section for additional information.

During the years ended December 31, 2008 and 2007, we had cash outflows related to other assets of $4.9 million and $10.0 million, respectively, primarily as a result of deposits paid on real estate investments that were acquired subsequent to the applicable year-end.

Cash Flows from Financing Activities

Public Offerings

During the years ended December 31, 2009, 2008 and 2007, respectively, we raised proceeds of $250.4 million, $446.3 million and $797.3 million excluding proceeds from the dividend reinvestment plan. The decrease in proceeds received in 2009 and 2008 compared to 2007 is a result of the capital markets and economic environment.  In consideration of market conditions and other factors, our board of directors determined to cease new sales of the Company’s shares through the Third Offering’s primary offering as of January 1, 2010, although we expect to continue to sell shares under the Third Offering through our dividend reinvestment plan. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” in this report.

We funded redemptions of $152.5 million for the year ended December 31, 2009 compared to $58.7 million and $10.6 million, respectively, for the years ended December 31, 2008 and 2007. As indicated previously, we have experienced a significant increase in requests for redemptions during 2009 compared to the same period in 2008, due to the current economic environment and increased liquidity needs of our shareholders. Effective November 30, 2009, we suspended our share redemption program except for redemption requests made in connection with the death or disability of a shareholder.

Payment of Offering and Other Costs and Expenses

In addition to making investments in accordance with our investment objectives, we used our capital resources to pay the Dealer Manager and the Advisor for services they provided to us during the various phases of our offerings and operations. During our offerings, we pay the Dealer Manager selling commissions and dealer manager fees, and during the Second Offering we reimbursed the Advisor for organizational and offering costs. Pursuant to the terms of the Third Offering, we were not obligated to pay organizational and offering costs related to the Third Offering, other than selling commissions and the dealer manager fee. As a result, we have not incurred or paid any organizational or offering costs related to the Third Offering during 2008 or 2009.

During the years ended December 31, 2009, 2008 and 2007, we paid the Dealer Manager selling commissions of $16.3 million, $29.5 million and $53.8 million, respectively, and dealer manager fees of $5.2 million, $9.8 million and $17.4 million, respectively. All such selling commissions and a portion of such dealer manager fees were reallowed by the Dealer Manager to participating broker dealers for their services in selling our shares. Commissions and dealer manager fees paid during the year ended December 31, 2009 decreased, as compared to 2008 and 2007, primarily as a result of a decrease in capital raised.

Our Second Offering terminated on June 30, 2008. No organizational and offering costs related to the Second Offering were incurred after December 31, 2008. During the years ended December 31, 2008 and 2007, the Advisor incurred organizational and offering costs related to the Second Offering totaling $8.0 million and $16.6 million, respectively. During the years ended December 31, 2008 and 2007 we made payments totaling $10.3 million and $19.3 million, respectively, for Second Offering organizational and offering costs, all of which were reimbursements made to our Advisor. The decrease in the amount of organizational and offering costs paid during 2008 compared to 2007 is due to the termination of the Second Offering in the middle of 2008.

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

During the years ended December 31, 2009, 2008 and 2007, we declared distributions equal to $0.62, $0.64 and $0.62 per share. The distributions declared were authorized and set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends. However, as discussed above, in light of the current economic environment and its impact on our real estate portfolio, we expect that the level of distributions to our shareholders will decrease in future periods.

For the years ended December 31, 2009, 2008 and 2007, we funded our cash distributions with cash flows from operating activities and distributions received from our unconsolidated entities.

Debt Financings

We use debt financing from time to time for acquisitions and investments as well as for property improvements, tenant improvements, leasing commissions and other working capital needs. We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate, depending on market conditions and other factors.

During the year ended December 31, 2009, we received debt proceeds of $290.0 million and made payments of $244.5 million related to borrowings under our revolving credit facility. We use proceeds from our revolving credit facility to make capital contributions related to acquisitions, fund general working capital needs and to make principal payments on other debts as described above. Our revolving credit facility expires in October 2010, but is subject to extension at our election for one additional year, subject to compliance with certain covenants. In accordance with the provisions of the revolving credit facility agreement, we expect to re-appraise our properties during the 2nd quarter of 2010. Given the current economic environment, we expect the values of some or all of the properties will be lower than previous values. Accordingly, we may not comply with certain covenants of this credit facility which could limit our availability of funds under our revolving credit facility and limit our ability to extend this facility or negotiate a new revolving credit facility. To the extent we remain in compliance with such covenants, we intend to exercise our option to  extend this facility prior to its maturity in October 2010. If we do not meet the financial covenants, we would expect to negotiate a new revolving credit facility.

In addition, upon execution of the extension of the maturity date on the Airport Corporate Center debt, we made a principal payment of $13.1 million to reduce the outstanding principal balance to $77.9 million. This extension expired on March 11, 2010, at which time we refinanced this loan with a two-year mortgage loan. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Recent Developments and Subsequent Events” in this report. The remaining $1.0 million of debt payments relate to amortizing loans at certain of our properties.

As of December 31, 2009, we had $520.0 million outstanding under a secured credit facility with HSH Nordbank. HSH Nordbank has the right to have the properties serving as collateral under this credit facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, we must rebalance through making a partial payment or providing additional collateral to eliminate such excess. Subject to this requirement, during the fourth quarter of 2009, we posted additional cash collateral of approximately $106.1 million to rebalance the collateral for the properties under this credit facility which is included in additional cash collateral on notes payable in the consolidated statement of cash flows. This cash collateral was primarily funded with a borrowing under our revolving credit facility. Considering the declining real estate values, the Company could be required to pay additional amounts to rebalance the collateral for the properties under this credit facility.

As of December 31, 2009, our debt financing was approximately 58% of the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund) compared with 55% and 54%, at December 31, 2008 and 2007, respectively. As of December 31, 2009, this percentage was based upon our most recent appraised values, which for many of our assets, were completed more than one year ago. As mentioned above, given the current economic environment, we expect the values of some or all of our properties will be lower than previous values, which will result in a higher loan-to-value ratio.

During the year ended December 31, 2008, we entered into $251.0 million of permanent mortgage financing related to our wholly-owned property acquisitions. We also assumed a mortgage with a principal balance of $54.2 million related to our acquisition of the Raytheon/DirecTV Buildings and three mortgage loans with principal balances totaling $35.8 million related to our acquisition of 345 Inverness Drive and the Arapahoe Business Parks. These mortgages were primarily interest-only and had terms that varied from five to eight years with a weighted average interest rate of 5.51%. In addition, we received proceeds of $395.5 million and made debt payments of $380.2 million, primarily related to borrowings under our revolver.

During the year ended December 31, 2007, we entered into $863.2 million of permanent mortgage financing related to our wholly-owned property acquisitions. These mortgages were primarily interest-only and had terms that varied from five to 10 years with a weighted average interest rate of 5.63%. In addition, we received proceeds of $416.7 million and made debt payments of $578.8 million, primarily related to borrowings under our revolver.

Results of Operations

Year ended December 31, 2009 compared to the year ended December 31, 2008

Results for our Directly-Owned Properties

We owned 25 properties directly that were 91% leased as of December 31, 2009 compared to 25 properties that were 95% leased as of December 31, 2008. The following table presents the property-level revenues and expenses for the year ended December 31, 2009, as compared to the same period in 2008. Same-store properties for the year ended December 31, 2009 include all properties owned as of January 1, 2008. Revenues and expenses for properties acquired after January 1, 2008 are included in “Recent Acquisitions.” Please note, the following analysis excludes the activity of one property which was held for sale as of December 31, 2009. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2009	2008	$	%
Property revenues
Same-store properties	$273,064	$275,844	$(2,780)	(1.0	) %
Recent acquisitions	92,172	57,683	34,489	59.8%
Total property revenues	$365,236	$333,527	$31,709	9.5%

Property expenses (1)
Same-store properties	$206,048	$217,189	$(11,141)	(5.1	) %
Recent acquisitions	70,141	47,890	22,251	46.5%
Total property expenses	$276,189	$265,079	$11,110	4.2%

Property revenues in excess of expenses
Same-store properties	$67,016	$58,655	$8,361	14.3%
Recent acquisitions	22,031	9,793	12,238	125.0%
Total property revenues in excess of expenses	$89,047	$68,448	$20,599	30.1%

Interest income/expense
Interest expense	$91,538	$83,111	$8,427	10.1%
Interest income	$472	$3,544	$(3,072)	(86.7	) %
__________

(1)	Property expenses include property operating expenses, real property taxes, property management fees, depreciation and amortization of real estate assets, other losses and income taxes.

As indicated above, the changes in property revenues and expenses between the years ended December 31, 2009 and 2008 were primarily due to acquisitions made during 2008. The margin of property revenues in excess of property expenses for same-store properties increased by 14.3% during the year ended December 31, 2009 as compared to the same period in 2008. The increase in this margin is primarily due to decreased depreciation and amortization resulting from fully amortized lease intangibles.

The increase in interest expense for the year ended December 31, 2009 compared to the same period in 2008 is primarily due to increased borrowings related to our acquisitions of directly-owned properties. Average debt outstanding during the year ended December 31, 2009 and 2008 was $1.6 billion and $1.4 billion, respectively. The decrease in interest income is primarily due to lower interest rates on cash we held in short-term investments during delays between raising capital and acquiring real estate investments.

        As a result of future potential acquisitions or disposals, our results of operations for the year ended December 31, 2009 could differ from our results of operations in future periods.

Sale of Investment Property

In January 2009, we entered into possession and use agreements with the City of Redmond, Washington, related to a portion of the land owned in connection with the Laguna Buildings, which gave the city immediate use and possession of the land until final terms of the sale were determined and title transferred in December 2009. We received $1.2 million as compensation for this transaction which was recorded in proceeds from sale of land and improvements in the accompanying statement of cash flows. This transaction resulted in a gain of $612,000, which is reflected in “Gain on sale of real estate” in the accompanying consolidated statement of operations.

In December 2008, the Company and an affiliate of Hines sold a 2.8 acre park and waterwall adjacent to Williams Tower to an unrelated third party.  The total sales price was $8.5 million, and the net proceeds to the Company were $4.0 million.  The Company’s basis in the property was approximately $4.3 million, of which $4.1 million was assigned to land and $152,000 was assigned to the waterwall. As a result of the sale, the Company recognized an impairment of $254,000 which is reflected in “Other” in the accompanying statement of operations.  Subsequent to the sale, the Company entered into an agreement with the buyer which allows  the Company to continue to manage the daily activities of the park and waterwall. The Company will be responsible for certain maintenance costs, a majority of which are collected from the tenants of Williams Tower through operating expense recoveries, and the buyer will be responsible for all capital improvements and costs associated with the waterwall operations. The results of operations from the park and waterwall for 2008 were a loss of approximately $52,000.  These operations are classified in the accompanying statement of operations as continuing operations, due to the fact that these expenses and revenues will continue to be recognized by the Company in future periods given the management agreement entered into between the Company and the buyer.

In October 2009, we entered into a sale agreement with an unaffiliated third party to sell a land parcel we acquired in connection with our acquisition of Williams Tower in May 2008. According to the terms of the sale agreement, the land parcel is expected to be sold in 2010 for approximately $12.8 million. Per the terms of the sale agreement, the purchaser has a six month due diligence period in which it can terminate the contract for any reason, without penalty.  Accordingly, there can be no assurances that this transaction will be consummated. We recorded an impairment charge of $3.4 million, which is included in other losses in the accompanying consolidated statement of operations. The amount of the impairment charge was determined based on the expected sale price specified in the executed sale agreement.

No impairment charges were recorded during the year ended December 31, 2009 other than the impairment charge described above. However, if market conditions continue to deteriorate and result in lower valuations or reduced cash flows of our properties, additional impairment charges may be recorded in future periods.

Discontinued Operations

On January 22, 2010, we sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil which we acquired in December 2008. The sales price was 69.9 million BRL ($38.4 million translated at a rate of $1.818). We classified the property as an asset held for sale in accordance with GAAP as of December 31, 2009 . In connection with the sale of Distribution Park Araucaria, we paid our Advisor a disposition fee of approximately $384,000. The results of operations of Distribution Park Araucaria for the years ended December 31, 2009 and 2008 are as follows (amounts in thousands):

	2009	2008

	(In thousands, except per share amounts)

Revenues:
Rental revenue	$4,586	$172
Other revenue	-	-
Total revenues	4,586	172
Expenses:
Property operating expenses	290	8
Real property taxes	182	25
Property management fees	74	-
Depreciation and amortization	1,888	67
Total expenses	2,434	100
Income from discontinued operations before taxes	2,152	72
Income taxes	488	-
Income from discontinued operations	$1,664	$72

Results for our Indirectly-Owned Properties

As of December 31, 2009, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 88% leased. As of December 31, 2008, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 91% leased. Our equity in losses related to our investment in the Core Fund for the year ended December 31, 2009 and 2008 was $11.0 million and $15.6 million, respectively. The decrease in our equity in losses of the Core Fund in 2009 is primarily due to an impairment charge recorded on one of its properties in 2008, our share of which amounted to $3.1 million. No similar charges were recorded in 2009.

We own a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio for the years ended December 31, 2009 and 2008 was approximately $129,000 and $28,000, respectively.

We own a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. Our equity in earnings related to our investment in Distribution Park Rio for the years ended December 31, 2009 and 2008 was approximately $2.1 million and $2.2 million, respectively.

CORPORATE-LEVEL ACTIVITIES

Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2009 and 2008. The gain or loss on derivative instruments recorded during the years ended December 31, 2009 and 2008 is the result of changes in the fair value of interest rate swaps during each period. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Annual Report on Form 10-K for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

We recorded a gain of $49.3 million for the year ended December 31, 2009 and a loss of $85.9 million for the year ended December 31, 2008 due to changes in the values of our interest rate swaps. We expect to hold the underlying investments to their maturities. As a result, we do not expect to settle these interim gains and losses.

Other Corporate-level Activities

The tables below provide detail relating to our asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2009 and 2008.  All amounts in thousands, except percentages:

	Years Ended December 31,		Change
	2009	2008	$	%

Asset Management and Acquisition Fees	$27,984	$42,012	$(14,028)	(33.4)%
General and Administrative Expenses	6,108	5,991	117	2.0%

We pay monthly asset management fees to our Advisor based on the amount of net equity capital invested in real estate investments and pay acquisition fees to our Advisor based on the purchase prices of our real estate investments. A portion of these fees is paid in cash and the remainder is satisfied through the participation interest (see Management’s Discussion and Analysis — Critical Accounting Policies — Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest for additional information regarding the participation interest). The decrease in asset management and acquisition fees for the year ended December 31, 2009 is the result of: (i) a $4.4 million increase in asset management fees due to an increase in the amount of net equity capital invested in real estate investments, (ii) a $14.4 million decrease in acquisition fees due to reduced acquisition activity and (iii) a $4.0 million reduction of asset management and acquisition fees resulting from fair value adjustments of the Participation Interest liability recorded in the current year compared to those recorded in the prior year.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable, which may increase in the future if we raise capital in potential future offerings and make additional real estate investments.

Net Income Attributable to Noncontrolling Interests

As of December 31, 2009 and 2008, affiliates of Hines owned 3.3% and 2.7% interests, respectively, in the Operating Partnership. As a result, we allocated income of approximately $4.1 million and $3.1 million, respectively, to the holders of these noncontrolling interests for the years ended December 31, 2009 and 2008.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Results for our Directly-Owned Properties

We owned 25 properties directly that were 95% leased as of December 31, 2008 compared to 16 properties that were 94% leased as of December 31, 2007. The following table presents the property-level revenues and expenses for the year ended December 31, 2008, as compared to the same period in 2007. Same-store properties for the year ended December 31, 2008 include all properties owned as of January 1, 2007 as well as the Laguna Buildings, which were acquired on January 3, 2007. Revenues and expenses for properties acquired after January 3, 2007 are included in “Recent Acquisitions.” Please note the following analysis excludes one property which was held for sale as of December 31, 2009. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2008	2007	$	%
Property revenues
Same-store properties	$114,651	$111,088	$3,563	3.2%
Recent acquisitions	218,876	68,488	150,388	219.6%
Total property revenues	$333,527	$179,576	$153,951	85.7%

Property expenses (1)
Same-store properties	$87,809	$89,191	$(1,382)	(1.5)%
Recent acquisitions	177,270	58,457	118,813	203.2%
Total property expenses	$265,079	$147,648	$117,431	79.5%

Property revenues in excess of expenses
Same-store properties	$26,842	$21,897	$4,945	22.6%
Recent acquisitions	41,606	10,031	31,575	314.8%
Total property revenues in excess of expenses	$68,448	$31,928	$36,520	114.4%

Interest income/expense
Interest expense	$83,111	$47,835	$35,276	73.7%
Interest income	$3,544	5,321	$(1,777)	(33.4)%
__________

(1)	Property expenses include property operating expenses, real property taxes, property management fees, depreciation and amortization of real estate assets and income taxes.

As indicated above, the increases in property revenues and expenses between 2008 and 2007 were primarily due to acquisitions made in those years. Revenues and expenses from our same-store properties were comparable between both years. The margin of property revenues in excess of property expenses for same-store properties increased by 22.6% during the year ended December 31, 2008 as compared to the same period in 2007. The increase in the margins is primarily due to a decrease in depreciation and amortization resulting from fully depreciated lease intangibles.

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

Results for our Indirectly-Owned Properties

As of December 31, 2008, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 91% leased. By comparison, we owned a 32.0% interest in the Core Fund as of December 31, 2007, which held interests in 24 properties that were 92% leased.

Our equity in losses related to our investment in the Core Fund for the years ended December 31, 2008 and 2007 was $15.6 million and $8.7 million, respectively. The increase is related to the net loss of the Core Fund, which increased to $52.1 million from $26.5 million. Our equity in the Core Fund's 2008 net loss included $3.1 million resulting from an impairment charge recorded at one of the Core Fund's properties, and the remaining increase was primarily attributable to additional depreciation and amortization resulting from its recent acquisitions.

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

Derivative Instruments

As previously described, we have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheet as of December 31, 2008.

In addition, on February 8, 2007, we entered into a foreign currency contract related to the acquisition of Atrium on Bay, a mixed-use office and retail property located in Toronto, Ontario. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to our equity investment and was settled at the close of this acquisition on February 26, 2007.  As indicated by the table below, the increase in losses on derivative instruments during 2008 is primarily due to the decrease in the fair value of the derivatives resulting from decreasing interest rates. We expect to hold the underlying investments to their maturities. As a result, we do not expect to realize these interim gains and losses.

Period	Decrease in Fair Value	Transaction Fees	Foreign Currency Gain	Loss on Derivative Instruments, net

Year Ended December 31, 2008	$(85,880)	$—	$—	$(85,880)
Year Ended December 31, 2007	$(25,750)	$(731)	$939	$(25,542)

Other Corporate-level Activities

The tables below provide detail relating to our asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2008 and 2007.  All amounts in thousands, except percentages:

	Year Ended December 31,		Change
	2008	2007	$	%

Asset Management and Acquisition Fees	$42,012	$29,939	$12,073	40.3%
General and Administrative Expenses	$5,991	$4,570	$1,421	31.1%

The increase in asset management and acquisition fees resulted from an increase in acquisitions that we made during the year and a larger portfolio of assets under management.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The increase in general and administrative expenses is primarily due to increased costs of shareholder communications, audit and legal fees as the Company’s activities and shareholder base continued to grow.

Net Income Attributable to Noncontrolling Interests

As of December 31, 2008 and 2007, affiliates of Hines owned 2.7% and 2.4% interests, respectively, in the Operating Partnership. We allocated income of approximately $3.1 million and $1.3 million, respectively, to the holders of these noncontrolling interests for the years ended December 31, 2008 and 2007.

  Modified Funds from Operations

Modified funds from operations (“MFFO”) is a non-GAAP supplemental financial performance measure that our management uses in evaluating the operating performance of the Company.  It includes funds generated by the operations of our real estate investments and funds used in the Company’s corporate-level operations.  Similar to Funds from Operations (“FFO”), a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized as a measure of operating performance, MFFO excludes items such as depreciation and amortization.  However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such  items include amortization of certain in-place lease intangible assets and liabilities and the amortization of certain tenant incentives. MFFO excludes these items, the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, non-cash impairment charges and certain other items as described in the footnotes below, and also includes items such as master lease rental receipts, which are excluded from net income (loss) and FFO, but which we consider in the evaluation of the operating performance of our real estate investments.  We believe that MFFO reflects the overall impact on the performance of our real estate investments of occupancy rates, rental rates, property operating costs, as well as corporate-level general and administrative expenses and interest costs, which is not immediately apparent from net income (loss).  As such, we believe MFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates the Company’s ongoing operating performance.

However, MFFO should not be considered as an alternative to net income (loss) or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund the Company’s cash needs.  Additionally, please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

· MFFO excludes gains (losses) related to changes in estimated values of derivative instruments related to our interest rate swaps.  Although we expect to hold these instruments to maturity, if we were to settle these instruments currently, it would have an impact on our operations.

· MFFO excludes the Participation Interest component of the acquisition and asset management fees.  Although we believe the settlement of this liability will be funded using proceeds from the sale of properties in the future, if we were to settle it currently it would have an impact on our operations.

· MFFO excludes impairment charges related to long-lived assets that have been written down to current market valuations. Although these losses are included in the calculation of net income (loss), we have excluded them from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

· MFFO excludes organizational and offering expenses and acquisition expenses payable to our Advisor.  Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of the operating performance of the Company and determining MFFO.

 The table below summarizes MFFO for the years ended December 31, 2009 and 2008 and a reconciliation of such non-GAAP financial performance measure to our net income (loss) for the periods then ended (in thousands). Please note, we have previously disclosed Operating Funds Generated by the Company (“OFG”) for the year ended December 31, 2008. Although the calculation of OFG and MFFO are the same, we have changed the name to be consistent with industry practice.

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Net income (loss)	$6,685	$(162,343)
Adjustments:
Depreciation and amortization (1)	126,071	122,798
(Gain) loss on derivative instruments (2)	(49,297)	85,880
Participation interest expense (3)	12,424	18,648
Impairment on land parcel (4)	3,415	-
Other components of revenues and expenses (5)	(15,682)	(13,431)
Master lease rents (6)	1,200	6,984
Organizational and offering expenses (7)	-	3,741
Acquisition fees (7)	1,160	11,141
Adjustments to equity in losses from unconsolidated entities, net (8)	42,334	47,041
Adjustments for noncontrolling interests (9)	(3,912)	(3,078)
Modified Funds From Operations	$124,398	$117,381

Modified Funds From Operations Per Common Share	$0.60	$0.64
Weighted Average Shares Outstanding	207,807	183,776

1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of MFFO. This amount includes $1.9 million and approximately $67,000 of depreciation and amortization related to discontinued operations for the years ended December 31, 2009 and 2008, respectively.

2)
Represents components of net income (loss) related to the estimated changes in the values of our interest rate swap derivatives.  We have excluded these changes in value from our evaluation of the operating performance of the Company and MFFO because we expect to hold the underlying instruments to their maturity and accordingly the interim gains or losses will remain unrealized.

3)
Represents the portion of the acquisition and asset management fees that are paid in equity, which we expect will be settled in the future using proceeds from the sale of properties or other non-operating sources, and which we therefore do not consider in evaluating the operating performance of the Company and determining MFFO.

4)
Represents an impairment charge recorded in the 3rd quarter of 2009 in accordance with the Property, Plant and Equipment topic of the FASB Accounting Standards Codification. Although such charges are included in the calculation of net income (loss), we have excluded them from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

5)
Includes the following components of revenues and expenses that we do not consider in evaluating the operating performance of the Company and determining MFFO for the years ended December 31, 2009 and  2008 (in thousands):

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Straight-line rent adjustment (a)	$(9,435)	$(16,388)
Amortization of lease incentives (b)	5,306	4,218
Amortization of out-of-market leases (b)	(14,748)	(4,336)
Amortization of deferred financing costs (b)	2,783	1,699
Other	412	1,376
	$(15,682)	$(13,431)

a	)
Represents the adjustments to rental revenue as required by GAAP to recognize minimum lease payments on a straight-line basis over the respective lease terms.  We have excluded these adjustments from our evaluation of the operating performance of the Company and in determining MFFO because we believe that the rent that is billable during the current period is a more relevant measure of the Company’s operating performance for such period.

b	)
Represents the amortization of lease incentives, out-of-market leases and deferred financing costs.  As stated in Note 1 above, historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of MFFO.

6)
Includes master lease rents related to master leases entered into in conjunction with certain asset acquisitions. In accordance with GAAP, these rents are not included in rental revenue; however, we consider this rent in evaluating the operating performance of the Company and determining MFFO.

7)
Represents organizational and offering expenses and acquisition fees paid to our Advisor that are expensed in our consolidated statements of operations. We fund such costs with proceeds from our offering and acquisition-related indebtedness, and therefore do not consider these expenses in evaluating the operating performance of the Company and determining MFFO.

8)
Includes adjustments to equity in losses of unconsolidated entities, net, similar to those described in Notes 1, 5 and 6 above for our unconsolidated entities, which are necessary to convert the Company's share of income (loss) from unconsolidated entities to MFFO.

9)	Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert the Company’s net income (loss) to MFFO.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results.

•
Pursuant to the terms of the Grocery Anchored Portfolio joint venture agreement, for the years ended December 31, 2009 and 2008, we received distributions of approximately $1.7 million and $161,000 in excess of our pro-rata share of the joint venture’s MFFO, respectively.

•
We received $4.0 million in net proceeds from our sale of the Williams Tower waterwall and park in December 2008. See additional information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Results of Operations — Sale of Investment Property” included elsewhere in this Annual Report on Form 10-K.

•
We received $1.2 million in net proceeds from our sale of land owned in connection with the Laguna Buildings in December 2009. See additional information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Results of Operations — Sale of Investment Property” included elsewhere in this Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

As of December 31, 2009 and December 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2009. Specifically included are our obligations under long-term debt agreements, operating lease agreements and outstanding purchase obligations (in thousands):

	Payments due by Period
Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Notes payable (1)	$223,305	$360,370	$554,756	$874,947	$2,013,378
Ground lease obligation	420	865	900	9,434	11,619
Total contractual obligations (2)	$223,725	$361,235	$555,656	$884,381	$2,024,997
__________

(1)
Notes payable includes principal and interest payments on mortgage agreements and principal payments related to the revolving credit facility outstanding as December 31, 2009. Interest payments due to HSH Nordbank were determined using effective interest rates which were fixed as a result of interest rate swaps. Under the terms of each swap transaction, we have agreed to make monthly payments at fixed rates of interest and will receive monthly payments from HSH Nordbank based on 1-month LIBOR.  See “Financial Condition, Liquidity and Capital Resources — Debt Financings” for further information.

(2)
Excluded from the table above is the settlement of the $57.8 million liability related to the Participation Interest. Although we expect to settle this liability in the future, we are not currently able to estimate the date on which the settlement will occur.

Recent Developments and Subsequent Events

Declaration of Dividends

With the authorization of our board of directors, we declared distributions for the months of January – April 2010. These distributions will be calculated based on shareholders of record each day in an amount equal to $0.00165699 per share, per day. Distributions for the months of January - March 2010 will be paid on April 1, 2010 in cash or reinvested in stock for those participating in the Company’s dividend reinvestment plan and distributions for the month of April 2010 will be paid on May 3, 2010 in cash or reinvested in stock for those participating in the Company’s dividend reinvestment plan.

KeyBank Activity

From January 1, 2010 through March 16, 2010, we borrowed $29.0 million and repaid $16.0 million under our revolving credit facility with KeyBank resulting in an outstanding principal balance of $74.5 million as of March 16, 2010.

Sale of Distribution Park Araucaria

 On January 22, 2010, we sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil. See “Results of Operations — Year ended December 31, 2009 compared to the Year ended December 31, 2008 — Results for our Directly-Owned Properties — Discontinued Operations” for further information.

Airport Corporate Center Mortgage

On March 11, 2010, we refinanced Airport Corporate Center’s mortgage with Westdeutsche Immobilienbank AG. The new mortgage loan is a $65.0 million, two-year, interest-only loan with a variable interest rate equal to LIBOR plus 5.50%. This mortgage was entered into by a subsidiary of the Operating Partnership, but is guaranteed by Hines Real Estate Investment Trust, Inc.

Core Fund Debt Compliance

The Core Fund’s assets are currently being appraised as of December 31, 2009 in accordance with the terms of two revolving credit facility agreements entered into by two of its subsidiaries.  Once appraisals are finalized, one of the Core Fund’s subsidiaries expects it will not be in compliance with certain financial covenants under the agreement.  The Core Fund’s management expects to solicit a waiver from the lenders related to the non-compliance with these covenants while they attempt to renegotiate and amend the terms of the credit agreement, which is expected to include an extension of the maturity date.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk.

We are exposed to the effects of interest rate changes primarily as a result of our revolving credit facility, which bears interest at a variable rate.  We typically use this facility on a short-term basis to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of December 31, 2009, we had $61.5 million outstanding under this facility, and the weighted average interest rate on outstanding borrowings was 2.0%.  Annual interest expense would increase $615,000 for every 1% increase in interest rates on this balance.

As of December 31, 2009, we also had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the debt outstanding under the HSH Credit Facility to which our outstanding interest rate swaps relate. Please see “Debt Financings” above for more information concerning the Company’s outstanding debt.

We currently have investments in Canada and Brazil and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. For all currencies we are currently a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Generally, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at a fixed rate of interest in the local currency related to our property in Toronto, Canada. To the extent that currency fluctuations increase or decrease net operating income as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in net operating income, and, to some extent, mitigate the risk from changes in foreign currency rates.  Our investment in Toronto, Ontario had shareholders’ equity of $50.7 million and net income of $1.7 million as of and for the year ended December 31, 2009.  A currency exchange rate fluctuation of 10% would have changed our consolidated shareholders’ equity and net income by $5.1 million and $169,000, respectively, as of and for the year ended December 31, 2009.  Excluding our assets held for sale, our directly owned properties in Brazil had shareholders’ equity of $106.5 million and net income of $3.6 million as of and for the year ended December 31, 2009, respectively.  A currency exchange rate fluctuation of 10% would have changed our consolidated shareholders’ equity and net income by $10.7 million and approximately $358,000, respectively, as of and for the year ended December 31, 2009.  Additionally, in Brazil we have a $30.6 million investment in an unconsolidated entity, in which we had equity in earnings of $2.1 million for the year ended December 31, 2009.  A currency exchange rate fluctuation of 10% would have changed our investment in unconsolidated entities and equity in earnings by $3.1 million and approximately $214,000, respectively, as of and for the year ended December 31, 2009.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Real Estate Investment Trust, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas
March 31, 2010

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	2009	2008
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$2,355,872	$2,374,007
Investments in unconsolidated entities	379,057	364,374
Assets of property held for sale	42,499	-
Cash and cash equivalents	41,577	39,927
Restricted cash and marketable securities	6,610	19,732
Distributions receivable	2,208	5,275
Tenant and other receivables	48,208	43,012
Intangible lease assets, net	293,053	370,049
Deferred leasing costs, net	53,925	47,982
Deferred financing costs, net	8,197	8,993
Other assets	108,574	7,086
TOTAL ASSETS	$3,339,780	$3,280,437

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$62,506	$93,364
Liabilities of property held for sale	355	-
Due to affiliates	10,304	9,515
Intangible lease liabilities, net	92,471	112,371
Other liabilities	18,602	21,643
Interest rate swap contracts	66,776	116,074
Participation interest liability	57,843	45,419
Distributions payable	33,892	32,990
Notes payable	1,588,103	1,529,842
Total liabilities	1,930,852	1,961,218

Commitments and contingencies (Note 11)

Equity:
Shareholders' equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2009 and 2008	-	-
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2009 and 2008; 217,237 and 201,743 common shares issued and outstanding as of December 31, 2009 and 2008, respectively	217	202
Additional paid-in capital	1,661,006	1,629,033
Retained deficit	(300,703)	(303,323)
Accumulated other comprehensive income (loss)	48,408	(6,693)
Shareholders' equity	1,408,928	1,319,219
Noncontrolling interests	-	-
Total equity	1,408,928	1,319,219
TOTAL LIABILITIES AND EQUITY	$3,339,780	$3,280,437

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share amounts)

Revenues:
Rental revenue	$337,455	$306,777	$166,610
Other revenue	27,781	26,750	12,966
Total revenues	365,236	333,527	179,576
Expenses:
Property operating expenses	93,057	88,410	48,221
Real property taxes	45,887	44,353	25,834
Property management fees	8,016	7,072	4,374
Depreciation and amortization	124,183	122,732	68,151
Asset management and acquisition fees	27,984	42,012	29,939
Organizational and offering expenses	-	3,741	7,583
General and administrative	6,108	5,991	4,570
Other losses	3,441	-	-
Total expenses	308,676	314,311	188,672
Income (loss) from continuing operations before other income (expenses), provision for income taxes and equity in losses of unconsolidated entities, net	56,560	19,216	(9,096)
Other income (expenses):
Gain (loss) on derivative instruments, net	49,297	(85,880)	(25,542)
Other	-	(256)	134
Interest expense	(91,538)	(83,111)	(47,835)
Interest income	472	3,544	5,321
Income (loss) from continuing operations before provision for income taxes and equity in losses of unconsolidated entities, net	14,791	(146,487)	(77,018)
Provision for income taxes	(1,605)	(2,512)	(1,068)
Equity in losses of unconsolidated entities, net	(8,777)	(13,416)	(8,288)
Income (loss) from continuing operations	4,409	(162,415)	(86,374)
Income from discontinued operations, net of taxes	1,664	72	-
Gain on sale of real estate	612	-	-
Net income (loss)	6,685	(162,343)	(86,374)
Less: Net income attributable to noncontrolling interests	(4,065)	(3,065)	(1,266)
Net income (loss) attributable to common shareholders	$2,620	$(165,408)	$(87,640)
Basic and diluted loss per common share:
Income (loss) per common share	$0.01	$(0.90)	$(0.70)
Weighted average number of common shares outstanding	207,807	183,776	125,776

Net comprehensive income (loss):
Net income (loss)	$6,685	$(162,343)	$(86,374)
Other comprehensive income:
Foreign currency translation adjustment	55,101	(19,202)	12,509
Other comprehensive income (loss)	61,786	(181,545)	(73,865)
Comprehensive income attributable to noncontrolling interests	(4,065)	(3,065)	(1,266)
Net comprehensive income (loss) attributable to common shareholders	$57,721	$(184,610)	$(75,131)

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	Hines Real Estate Investment Trust, Inc.
					Accumulated
			Additional		Other
	Common		Paid-In	Accumulated	Comprehensive		Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Total	Interests
BALANCE, January 1, 2007	80,217	$80	$692,780	$(50,275)	$-	$642,585	$652
Issuance of common shares	80,307	80	834,707	-	-	834,787	-
Redemption of common shares	(1,115)	(1)	(10,583)	-	-	(10,584)	-
Distributions declared	-	-	(78,493)	-	-	(78,493)	(1,918)
Selling commissions and dealer manager fees	-	-	(70,938)	-	-	(70,938)	-
Other offering costs, net	-	-	(8,950)	-	-	(8,950)	-
Net income (loss)	-	-	-	(87,640)	-	(87,640)	1,266
Foreign currency translation adjustment	-	-	-	-	12,509	12,509	-
BALANCE
December 31, 2007	159,409	159	1,358,523	(137,915)	12,509	1,233,276	-
Issuance of common shares	48,435	49	507,344	-	-	507,393	-
Redemption of common shares	(6,101)	(6)	(58,659)	-	-	(58,665)	-
Distributions declared	-	-	(117,037)	-	-	(117,037)	(3,065)
Selling commissions and dealer manager fees	-	-	(38,765)	-	-	(38,765)	-
Other offering costs, net	-	-	(4,299)	-	-	(4,299)	-
Shares tendered for redemption			(18,074)	-	-	(18,074)	-
Net income (loss)	-	-	-	(165,408)	-	(165,408)	3,065
Foreign currency translation adjustment	-	-	-	-	(19,202)	(19,202)	-
BALANCE
December 31, 2008	201,743	202	1,629,033	(303,323)	(6,693)	1,319,219	-
Issuance of common shares	31,904	31	318,352	-	-	318,383	-
Redemption of common shares	(16,410)	(16)	(135,709)	-	-	(135,725)	-
Distributions declared	-	-	(129,203)	-	-	(129,203)	(4,065)
Selling commissions and dealer manager fees	-	-	(21,467)	-	-	(21,467)	-
Net income	-	-	-	2,620	-	2,620	4,065
Foreign currency translation adjustment	-	-	-	-	55,101	55,101	-
BALANCE
December 31, 2009	217,237	$217	$1,661,006	$(300,703)	$48,408	$1,408,928	$-

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES	(In thousands)
Net income (loss)	$6,685	$(162,343)	$(86,374)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	117,651	125,419	68,599
Non-cash compensation expense	62	31	28
Equity in losses of unconsolidated entities, net	8,777	13,415	8,288
Distributions received from unconsolidated entities	2,272	2,154	385
Accrual of organizational and offering expenses	-	3,741	7,583
Other (gains) losses, net	2,829	256	(134)
(Gain) loss on derivative instruments, net	(49,297)	85,880	25,542
Net change in operating accounts	(19,995)	(27,919)	(6,727)
Net cash provided by operating activities	68,984	40,634	17,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	(23,069)	(51,977)	(86,851)
Distributions received from unconsolidated entities in excess of equity in earnings	13,119	27,440	25,955
Investments in property	(8,641)	(553,550)	(1,057,164)
Investments in master leases	-	(2,424)	(11,537)
Master lease rent receipts	1,200	6,984	5,870
Additions to other assets	-	(4,884)	(10,000)
Settlement of foreign currency hedge	-	-	939
Proceeds from sale of land and improvements	1,231	4,044	-
(Increase) decrease in restricted cash	13,314	(12,823)	(712)
Additional cash collateral on notes payable	(106,061)	-	-
Acquired lease intangibles	-	(114,431)	(118,257)
Net cash used in investing activities	(108,907)	(701,621)	(1,251,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other liabilities	153	(1,333)	(623)
Proceeds from issuance of common stock	250,393	446,291	797,315
Redemption of common shares	(152,497)	(58,665)	(10,584)
Payments of selling commissions and dealer manager fees	(21,461)	(39,328)	(71,218)
Payments of organizational and offering expenses	(9)	(10,291)	(19,304)
Distributions paid to shareholders and noncontrolling interests	(64,675)	(50,965)	(29,324)
Proceeds from notes payable	290,000	646,500	1,279,915
Payments on notes payable	(258,619)	(380,157)	(578,773)
Additions to deferred financing costs	(2,923)	(2,428)	(3,400)
Payments related to forward interest swaps	-	-	(731)
Net cash provided by financing activities	40,362	549,624	1,363,273
Effect of exchange rate changes on cash	1,211	(1,153)	715
Net change in cash and cash equivalents	1,650	(112,516)	129,421
Cash and cash equivalents, beginning of year	39,927	152,443	23,022
Cash and cash equivalents, end of year	$41,577	$39,927	$152,443

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

The Company commenced its third public offering (the “Third Offering”) on July 1, 2008 pursuant to which it offered up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under its dividend reinvestment plan.  As of December 31, 2009, Hines REIT had raised $471.1 million in proceeds through the Third Offering. In addition, from January 1, 2010 through March 12, 2010, Hines REIT received gross offering proceeds of $17.9 million from the sale of 1.9 million common shares primarily through its dividend reinvestment plan. In consideration of market conditions and other factors, our board of directors determined to cease new sales of the Company’s shares through the Third Offering’s primary offering as of January 1, 2010, although we will continue to sell shares under the Third Offering through our dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of December 31, 2009 and December 31, 2008, Hines REIT owned a 96.7% and 97.3%, respectively, general partner interest in the Operating Partnership.

Noncontrolling Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% and 0.5% interest in the Operating Partnership as of December 31, 2009 and December 31, 2008, respectively. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 2.8% and 2.2% limited partnership interest in the Operating Partnership as of December 31, 2009 and December 31, 2008, respectively, which is a profits interest (the “Participation Interest”). See Note 9 for additional information regarding the Participation Interest.

Investment Property

As of December 31, 2009, the Company owned direct and indirect investments in 63 properties. These properties consisted of 45 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, four industrial properties in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company makes investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owns a 28.7% non-managing general partner interest. The Company also owns a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate.  See Note 5 for additional information regarding the Company’s investments in unconsolidated entities.

2.  Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

  Basis of Presentation

The consolidated financial statements of the Company included in this annual report include the accounts of Hines REIT, the Operating Partnership (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries (see Note 5), as well as the related amounts of noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

The Company evaluates the need to consolidate joint ventures in accordance with GAAP. In accordance with GAAP, the Company will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Company will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises significant influence over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

We have evaluated the effect of subsequent events to our consolidated financial statements.

International Operations

The Canadian dollar is the functional currency for the Company’s subsidiaries operating in Toronto, Ontario and the Brazilian real is the functional currency for the Company’s subsidiaries operating in Brazil. The Company’s foreign subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These translation gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Upon disposal of these subsidiaries the Company will remove the accumulated translation adjustment from equity and include it as part of the gain or loss on disposal in its consolidated statement of operations.

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

Investment Property

Real estate assets that the Company owns directly are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized and maintenance and repair costs are expensed as incurred.

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers are used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements will be determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date.

The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company will evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.

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

Management estimates the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance is amortized over the life of the mortgage note payable.

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

In October 2009, the Company entered into a sale agreement with an unaffiliated third party to sell a land parcel it acquired in connection with our acquisition of Williams Tower in May 2008. According to the terms of the sale agreement, the land parcel is expected to be sold in 2010 for approximately $12.8 million. Per the terms of the sale agreement, the purchaser has a six month due diligence period in which it can terminate the contract for any reason, without penalty.  Accordingly, there can be no assurances that this transaction will be consummated. The Company recorded an impairment charge of $3.4 million, which is included in other losses in the accompanying consolidated statement of operations. The amount of the impairment charge was determined based on the expected sale price specified in the executed sale agreement.

No impairment charges were recorded during the year ended December 31, 2009 other than the impairment charge described above. However, if market conditions continue to deteriorate and result in lower valuations or reduced cash flows of the Company’s properties, additional impairment charges may be recorded in future periods.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash and Marketable Securities

As of December 31, 2009 and 2008, the Company had restricted cash of $6.6 million and $17.0 million, respectively, related to certain escrows required by one or more of the Company’s mortgage agreements. In addition, the Company had restricted marketable securities of $2.7 million at December 31, 2008, related to one of the Company’s lease agreements. This amount was invested in a certificate of deposit in August 2008, which matured in February 2009.

Concentration of Credit Risk

As of December 31, 2009 and 2008, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash. The Federal Deposit Insurance Corporation (the “FDIC”) generally only insures limited amounts per depositor per insured bank. From October 3, 2008 through December 31, 2013, the FDIC insures amounts up to $250,000 per depositor per insured bank. Unlimited deposit insurance coverage is available to the Company’s non-interest bearing transaction accounts held at those institutions participating in the FDIC’s Temporary Liquidity Guarantee Program through December 31, 2013.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent (see Note 2 – Revenue Recognition).  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of approximately $1.2 million and $956,000, at December 31, 2009 and 2008, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Tenant inducement amortization was $5.3 million, $4.2 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $3.0 million, $1.7 million and $709,000 as amortization expense related to other direct leasing costs for the years ended December 31, 2009, 2008 and 2007, respectively.

On December 8, 2006, Norwegian Cruise Line (“NCL”) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to funding $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods. As of December 31, 2009, $2.7 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying balance sheet.

Deferred Financing Costs

Deferred financing costs as of December 31, 2009, 2008 and 2007 consist of direct costs incurred in obtaining debt financing (see Note 6), including the financing fees paid to our Advisor (see Note 9). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2009, 2008 and 2007,  $2.8 million, $1.7 million and $1.2 million, respectively, of deferred financing costs were amortized and recorded in interest expense in the accompanying consolidated statements of operations.

Other Assets

Other assets included the following as of December 31, 2009 and 2008 (in thousands):

	2009		2008
Property acquisition escrow deposit	$-		$4,885
Prepaid insurance	1,131		1,221
Cash collateral for HSH mortgage facility	106,061	(1)	-
Other	1,382		980
Total	$108,574		$7,086

(1)
During the fourth quarter of 2009, the Company made collateral payments totaling $106.1 million to HSH Nordbank in order to rebalance the collateral for the properties under the Company’s pooled mortgage facility. See Note 6 Debt Financing – HSH Pooled Mortgage Facility for further discussion.

Organizational and Offering Costs

Second Offering

Certain organizational and offering costs associated with the Second Offering were paid by the Advisor on the Company’s behalf. Pursuant to the terms of the advisory agreement in effect for the Second Offering, the Company was obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manager fees, did not exceed 15% of gross proceeds from the Second Offering. For the years ended December 31, 2008 and 2007, the Advisor incurred approximately $3.7 million and $7.6 million, respectively, of internal offering costs on the Company’s behalf in connection with the Second Offering which have been expensed in the accompanying consolidated statements of operations. In addition, approximately $4.3 million and $9.0 million, respectively, of third-party offering costs for the years ended December 31, 2008 and 2007, were taken as a reduction against the net proceeds of the Second Offering within additional paid-in capital in the accompanying consolidated statements of equity.

Third Offering

The Company commenced the Third Offering on July 1, 2008. As of December 31, 2009, 2008 and 2007, the Advisor had incurred $24.5 million, $11.7 million and $394,000, respectively, of organizational and offering costs related to the Third Offering. Pursuant to the terms of the advisory agreement in effect for the Third Offering, the Company is not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of the Company. Accordingly, no such amounts have been recorded in the accompanying consolidated financial statements.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $38.7 million, $28.6 million and $12.7 million as of December 31, 2009, 2008 and 2007, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

Hines REIT has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In addition, as of December 31, 2009 and 2008 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2009, 2008 and 2007 in the accompanying consolidated financial statements. Income tax expense recorded by the Company is primarily comprised of a provision for Canadian income taxes, a provision for Brazilian income taxes and a provision for the Texas margin tax, each of which are discussed below. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

In connection with the operation of Atrium on Bay, an office property located in Toronto, Ontario, the Company has recorded an income tax benefit for Canadian income taxes of approximately $24,000 in accordance with Canadian tax laws and regulations for the year ended December 31, 2009. In addition, the Company has recorded an income tax provision for Canadian income taxes of $2.0 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively.

In connection with the operation of Distribution Parks Elouveira and Vinhedo, two industrial properties located in Brazil, the Company has recorded an income tax provision for Brazilian income taxes of approximately $1.1 million in accordance with Brazilian tax laws and regulations for the year ended December 31, 2009

The Company also recorded an income tax provision for the Texas margin tax related to its properties located in Texas. As a result, the Company recorded approximately $550,000 and $547,000 for the years ended December 31, 2009 and 2008. The related income tax expense was insignificant for the year ended December 31, 2007.

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the Canadian taxpayer for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets and liabilities which are included in other liabilities in the accompanying consolidated balance sheet are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax liabilities:
Fixed and intangible assets	$1,364	$1,186
Rental timing differences	936	328
Total deferred tax liabilities	2,300	1,514

Deferred tax assets:
None	-	-
Valuation allowance for deferred tax assets	-	-
Deferred tax assets, net of valuation allowance	-	-
Net deferred tax liabilities	$2,300	$1,514

Redemption of Common Stock

The Company complies with the Distinguishing Liabilities from Equity topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $1.3 million and $18.1 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets  as of December 31, 2009 and 2008, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity. Effective November 30, 2009, the Company suspended its share redemption program except for redemption requests made in connection with the death or disability of a shareholder.

Per Share Data

Net income/loss per common share is calculated by dividing the net income/loss attributable to common shareholders for each period by the weighted average number of common shares outstanding during such period. Net income/loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

The Company has classified one property as held for sale as of December 31, 2009. As a result, certain adjustments have been made to the consolidated statement of operations for the year ended December 31, 2008. No adjustments were made to other periods since the property was not acquired until December 2008. See Note 4 for additional information.

Certain reclassifications have been made to the consolidated statement of cash flows for the years ended December 31, 2008 and 2007 to be consistent with the 2009 presentation. Specifically, $297,000 and $22,000 was reclassified from increase in security deposit liability, net to increase (decrease) in other liabilities in the condensed consolidated statement of cash flows for the years ended December 31, 2008 and 2007, respectively. Management believes this change in presentation simplifies the cash flow by combining immaterial line items, although it does not believe this change is necessary for the fair presentation of the Company’s financial statements.

Recent Accounting Pronouncements

In March 2008, the FASB issued ASC Topic 815 Derivatives and Hedging (“ASC 815”). This statement contains disclosure requirements regarding an entity’s derivative instruments and hedging activities such as: (i) how and why they are used; (ii) how they are accounted for and (iii) how they affect an entity’s financial statements. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 resulted in the inclusion of certain additional disclosures in the notes to the Company’s consolidated financial statements, but did not have a significant impact on its consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC Topic 810 Consolidation (“ASC 810”). ASC 810 established requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. The adoption of ASC 810 resulted in certain changes to the Company’s financial statement presentation, but did not have a significant impact on its consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC Topic 805 Business Combinations (“ASC 805”). ASC 805significantly changed the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the date of acquisition fair value with limited exceptions. ASC 805 changed the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. ASC 805also includes a substantial number of new disclosure requirements. The adoption of ASC 805did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2009, since acquisition activity was not significant during the period.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This ASC also requires public entities to evaluate subsequent events through the date that the financial statements are issued. ASC 855 is effective for interim periods and fiscal years ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09. ASU No. 2010-09 amends ASC 855 and eliminates the requirement to disclose the date through which subsequent events have been evaluated for SEC filers. ASU No. 2010-09 is effective upon issuance. The adoption of ASC 855 and ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued the Codification. Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Company adopted the Codification during the third quarter of 2009 and the adoption did not materially impact its financial statements, however references to accounting literature within the notes to the consolidated financial statements have been revised to conform to the Codification classification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using the quoted price for the identical liability when traded as an asset or the quoted price of a similar liability or of a similar liability when traded as an asset, in addition to valuation techniques based on the amount an entity would pay to transfer the identical liability (or receive to enter into an identical liability). The Company adopted ASU 2009-05 effective October 1, 2009 and the adoption did not have a significant impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets,” which codified the previously issued Statement of Financial Accounting Standards (“SFAS”) 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” ASU 2009-16 modifies the financial components approach, removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. The ASU also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. ASU 2009-16 is effective for the Company beginning January 1, 2010. The adoption of ASU 2009-16 did not have a significant impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued SFAS 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. ASU 2009-17 is effective for us beginning January 1, 2010. The Company’s adoption of ASU 2009-17 did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash.” The ASU clarifies when the stock portion of a distribution allows shareholders to elect to receive cash or stock, with a potential limitation on the total amount of cash which all shareholders could elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. The Company adopted ASU 2010-01 and applied it retrospectively to the financial statements for the year ended December 31, 2009. The adoption did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification.” The ASU clarifies that the scope of Subtopic 810-10 applies to a subsidiary or group of assets considered to be a business or nonprofit activity, a subsidiary considered to be a business or nonprofit activity which is transferred to an equity method investee or joint venture, and an exchange of a group of assets considered to be a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). ASU 2010-02 further clarifies that the scope of Subtopic 810-10 does not apply to sales of in substance real estate or conveyances of oil and gas mineral rights, even if these transfers involve businesses. The ASU also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. For entities who have previously adopted the noncontrolling interests guidance included in Subtopic 810-10, ASU 2010 is effective for interim or annual periods ending on or after December 15, 2009 and should be applied retrospectively to the first period in which the noncontrolling interests guidance was adopted. As the Company adopted the noncontrolling interests guidance on January 1, 2009, the Company also adopted ASU 2010-02 and applied it retrospectively the financial statements for the year ended December 31, 2009. The adoption did not have a significant impact on the Company’s consolidated financial statements.

3.  Real Estate Investments

The following table provides summary information regarding the properties in which the Company owned interests as of December 31, 2009. All assets which are 100% owned by the Company are referred to as “directly-owned properties.” All other properties are owned indirectly through its investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio.

Direct Investments
			Unaudited
Property	City	Date Acquired	Leasable Square Feet		Percent Leased	Our Effective Ownership (1)
321 North Clark	Chicago, Illinois	04/2006	886,752		74%	100%
Distribution Park Araucaria (3)	Curitiba, Brazil	12/2008	459,587	(4)	100%	100%
Citymark	Dallas, Texas	08/2005	218,695		95%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429		100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,243,667		87%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,284		100%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450		74%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579		100%	100%
Watergate Tower IV	Emeryville, California	12/2006	344,433		100%	100%
Williams Tower	Houston, Texas	05/2008	1,480,623		82%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607		100%	100%
One Wilshire	Los Angeles, California	08/2007	661,553		97%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,731		83%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,021,397		86%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	766,430		82%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703		100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313		100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661		78%	100%
1515 S Street	Sacramento, California	11/2005	349,185		100%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	253,187		95%	100%
Distribution Park Elouveira	Sao Paulo, Brazil	12/2008	534,794		100%	100%
Distribution Park Vinhedo	Sao Paulo, Brazil	12/2008	609,474		100%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684		81%	100%
5th and Bell	Seattle, Washington	06/2007	197,135		98%	100%
Atrium on Bay	Toronto, Ontario	02/2007	1,077,467		98%	100%
Total for Directly-Owned Properties			14,038,820		91%

Indirect Investments

Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312		76%	23.20%
The Carillon Building	Charlotte, North Carolina	07/2007	471,507		77%	23.20%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026		93%	23.20%
One North Wacker	Chicago, Illinois	03/2008	1,373,754		97%	23.20%
Three First National Plaza	Chicago, Illinois	03/2005	1,423,353		89%	18.56%
333 West Wacker	Chicago, Illinois	04/2006	853,243		77%	18.51%
One Shell Plaza	Houston, Texas	05/2004	1,230,395		100%	11.60%
Two Shell Plaza	Houston, Texas	05/2004	565,553		95%	11.60%
425 Lexington Avenue	New York, New York	08/2003	700,034		100%	11.67%
499 Park Avenue	New York, New York	08/2003	291,480		81%	11.67%
600 Lexington Avenue	New York, New York	02/2004	289,386		94%	11.67%
Renaissance Square	Phoenix, Arizona	12/2007	965,508		88%	23.20%
Riverfront Plaza	Richmond, Virginia	11/2006	951,590		95%	23.20%
Johnson Ranch Corporate Centre	Roseville, California	05/2007	179,990		45%	18.51%
Roseville Corporate Center	Roseville, California	05/2007	111,418		76%	18.51%
Summit at Douglas Ridge	Roseville, California	05/2007	185,128		62%	18.51%
Olympus Corporate Centre	Roseville, California	05/2007	193,178		54%	18.51%
Douglas Corporate Center	Roseville, California	05/2007	214,606		76%	18.51%
Wells Fargo Center	Sacramento, California	05/2007	502,365		96%	18.51%

			Unaudited
Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Our Effective Ownership (1)
525 B Street	San Diego, California	08/2005	449,183	94%		23.20%
The KPMG Building	San Francisco, California	09/2004	379,328	100%		23.20%
101 Second Street	San Francisco, California	09/2004	388,370	83%		23.20%
720 Olive Way	Seattle, Washington	01/2006	300,710	80%		18.51%
1200 19th Street	Washington, D.C.	08/2003	337,239	60%		11.67%
Warner Center	Woodland Hills, California	10/2006	808,274	90%		18.51%
Total for Core Fund Properties			14,890,930	88%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	99,749	100%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	97%		70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	95%		70%
Champions Village	Houston, Texas	11/2008	384,581	91%		70%
King's Crossing	Kingwood, Texas	11/2008	126,397	97%		70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	95%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,496	94%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	79,871	99%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	88%		70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,652	93%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	87%		70%
Total for Grocery-Anchored Portfolio			1,497,298	94%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	07/2007	693,115	99%		50%
Total for All Properties			31,120,163	90%	(2)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2009, Hines REIT owned a 96.7% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 3.3% interest in the Operating Partnership. In addition, the Company owned an approximate 28.7% non-managing general partner interest in the Core Fund as of December 31, 2009. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.3% to 80.7%.

(2)
This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties.  The percentage leased based on the Company’s effective ownership interest in each property is 90%.

(3)	This property was sold on January 22, 2010. See Note 4 for additional information.

Investment property consisted of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Buildings and improvements	$2,017,040	$1,987,184
Less: accumulated depreciation	(127,905)	(75,783)
Buildings and improvements, net	1,889,135	1,911,401
Land	466,737	462,606
Investment property, net	$2,355,872	$2,374,007

Sale of Investment Property

In December 2008, the Company and an affiliate of Hines sold a 2.8 acre park and waterwall adjacent to Williams Tower to an unrelated third party.  The total sales price was $8.5 million, and the net proceeds to the Company were $4.0 million.  The Company’s basis in the property was approximately $4.3 million, of which $4.1 million was assigned to land and $152,000 was assigned to the waterwall. As a result of the sale, the Company recognized an impairment of $254,000 which is reflected in the line item “Other” in the accompanying statement of operations.  Subsequent to the sale, the Company entered into an agreement with the buyer which will require the Company to continue to manage the daily activities of the park and waterwall. The Company will be responsible for certain maintenance costs, a majority of which are collected from the tenants of Williams Tower through operating expense recoveries, and the buyer will be responsible for all capital improvements and costs associated with the waterwall operations. The results of operations from the park and waterwall for 2008 were a loss of approximately $52,000.  These operations are classified in the accompanying statement of operations as continuing operations, due to the fact that these expenses and revenues will continue to be recognized by the Company in future periods given the management agreement entered into between the Company and the buyer.

In January 2009, the Company entered into possession and use agreements with the City of Redmond, Washington, related to a portion of the land owned in connection with the Laguna Buildings, which gave the city immediate use and possession of the land until final terms of the sale were determined and title was transferred in December 2009. The Company received $1.2 million as compensation for this transaction which was recorded in proceeds from sale of land and improvements in the accompanying statement of cash flows. The Company recognized a gain of approximately $612,000 related to this transaction which was recorded in gain (loss) on sale of real estate in the accompanying statement of operations.

In October 2009, the Company entered into a sale agreement with an unaffiliated third party to sell a land parcel it acquired in connection with our acquisition of Williams Tower in May 2008. According to the terms of the sale agreement, the land parcel is expected to be sold in 2010 for approximately $12.8 million. Per the terms of the sale agreement, the purchaser has a six month due diligence period in which it can terminate the contract for any reason, without penalty.  Accordingly, there can be no assurances that this transaction will be consummated. The Company recorded an impairment charge of $3.4 million, which is included in other losses in the accompanying consolidated statement of operations. The amount of the impairment charge was determined based on the expected sale price specified in the executed sale agreement.

Lease Intangibles

As of December 31, 2009, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$394,871	$60,111	$134,551
Less: accumulated amortization	(141,553)	(20,376)	(42,080)
Net	$253,318	$39,735	$92,471

As of December 31, 2008, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$424,063	$61,228	$138,577
Less: accumulated amortization	(100,453)	(14,789)	(26,206)
Net	$323,610	$46,439	$112,371

Amortization expense was $70.6 million, $76.3 million and $43.0 million for in-place leases for the years ended December 31, 2009, 2008, and 2007, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of $14.7 million, $4.3 million and $3.2 million, respectively for the years ended December 31, 2009, 2008 and 2007.

As of December 31, 2009, anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases, for each of the following years ended December 31, 2010 through December 31, 2014 were as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2010	$57,299	$(11,949)
2011	49,604	(10,925)
2012	38,968	(9,993)
2013	29,632	(8,990)
2014	19,864	(5,085)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of December 31, 2009, the approximate fixed future minimum rentals for each of the years ending December 31, 2010 through 2014 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2010	$222,676
2011	204,569
2012	179,704
2013	141,269
2014	109,388
Thereafter	400,542
Total	$1,258,148

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for each of the years ended December 31, 2010 through December 31, 2014 and for the period thereafter are approximately $2.6 million, $2.3 million, $1.8 million, $1.4 million, $592,000 and $709,000, respectively. The Company has outsourced the provision of these services to a tenant in the same building, to whom it pays fees for the provision of such services. The fixed future minimum payments for such services for each of the years ended December 31, 2010 through December 31, 2014 and thereafter are approximately $750,000, $535,000, $372,000, $260,000, $22,000 and $0, respectively.

During the years ended December 31, 2009, 2008 and 2007, the Company did not earn more than 10% of its revenue from any individual tenant.

One of the Company’s properties is subject to a ground lease, which expires on March 31, 2032. Although the lease provides for increases in payments over the term of the lease, ground lease expense accrues on a straight-line basis. The fixed future minimum ground lease payments for each of the years ended December 31, 2010 through December 31, 2014 and for the period thereafter are approximately $420,000, $428,000, $437,000, $445,000, $454,000 and $9.4 million, respectively. Ground lease expense for the years ended December 31, 2009, 2008 and 2007 was approximately $563,000, $511,000 and $286,000, respectively.

4.  Discontinued Operations

On January 22, 2010, the Company sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which it acquired in December 2008. The sales price was 69.9 million BRL ($38.4 million translated at a rate of $1.818). In connection with the sale of Distribution Park Araucaria, the Company paid its Advisor a disposition fee of approximately $384,000. The Company classified the property as an asset held for sale as of December 31, 2009 in accordance with ASC 205 “Presentation of Financial Statements” and has segregated assets and liabilities in the accompanying balance sheet as of December 31, 2009. Additionally, the statement of operations for the years ended December 31, 2009 and 2008 have been reclassified to include the results of operations of Distribution Park Araucaria in discontinued operations to be consistent with the 2009 presentation. The results of operations of Distribution Park Araucaria for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

	(In thousands, except per share amounts)
Revenues:
Rental revenue	$4,586	$172
Other revenue	-	-
Total revenues	4,586	172
Expenses:
Property operating expenses	290	8
Real property taxes	182	25
Property management fees	74	-
Depreciation and amortization	1,888	67
Total expenses	2,434	100
Income from discontinued operations before taxes	2,152	72
Income taxes	488	-
Income from discontinued operations	$1,664	$72

The tables below show income (loss) and earnings (loss) per share attributable to common shareholders allocated between continuing operations and discontinued operations:

Income (loss) from continuing operations attributable
to common shareholders	$414	$(165,478)
Income from discontinued operations attributable
to common shareholders	1,614	70
Gain on sale of real estate attributable to common shareholders	592	-
Net income (loss) attributable to common shareholders	$2,620	$(165,408)

Basic and diluted earnings (loss) per share attributable to common shareholders
Income from continuing operations	$-	$(0.90)
Income from discontinued operations	$0.01	$-
Gain on sale of real estate	$-	$-

5.  Investments in Unconsolidated Entities

The Company owns indirect interests in real estate through its investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio.

Investment in the Core Fund

The Core Fund is a partnership organized in August 2003 by Hines to invest in existing core office properties in the United States that Hines believes are desirable long-term core holdings. The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place. The Company owned an approximate 28.7% non-managing general partner interest in the Core Fund as of both December 31, 2009 and 2008. The Core Fund owned interests in 25 office properties throughout the United States in both 2009 and 2008.

The Core Fund’s assets are currently being appraised as of December 31, 2009 in accordance with the terms of two revolving credit facility agreements entered into by two of its subsidiaries.  Once appr aisals are finalized, one of the Core Fund’s subsidiaries expects it will not be in compliance with certain financial covenants under the agreement.  The Core Fund’s management expects to solicit a waiver from the lenders related to the non-compliance with these covenants while they attempt to renegotiate and amend the terms of the credit agreement, which is expected to include an extension of the maturity date.

Consolidated condensed financial information of the Core Fund is summarized below:

Consolidated Condensed Balance Sheets of the Core Fund
as of December 31, 2009 and 2008

	2009	2008
	(In thousands)
ASSETS
Cash	$98,447	$114,384
Investment property, net	3,395,135	3,444,560
Other assets	751,507	793,455
Total Assets	$4,245,089	$4,352,399

LIABILITIES AND EQUITY
Debt	$2,618,600	$2,670,594
Other liabilities	267,661	258,572
Redeemable noncontrolling interests	469,203	487,692
Partners' equity	889,625	935,541
Total Liabilities and Equity	$4,245,089	$4,352,399

Consolidated Condensed Statements of Operations of the Core Fund
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)
Revenues, other income and interest income	$523,184	$517,442	$423,997
Property operating expenses	(240,248)	(226,572)	(179,198)
Interest expense	(138,907)	(139,705)	(104,587)
Depreciation and amortization	(181,945)	(196,895)	(172,045)
Impairment loss	—	(16,474)	—
Income tax expense	(717)	(8)	(578)
Loss allocated to redeemable noncontrolling interests	1,645	10,104	5,924
Net loss	$(36,988)	$(52,108)	$(26,487)

Investment in Distribution Park Rio

The Company owns a 50% indirect interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil, through a joint venture with Hines Calpers Brazil (“HCB”), an affiliate of Hines. The Company formed the joint venture in June 2007 with an initial investment of $28.9 million. The property consists of four industrial buildings that were constructed in 2001-2007. The buildings contain 693,115 square feet of rentable area that is 99% leased. Consolidated condensed financial information of Distribution Park Rio is summarized below:

Consolidated Condensed Balance Sheets of Distribution Park Rio
as of December 31, 2009 and 2008

	2009	2008
	(In thousands)
ASSETS
Cash	$359	$104
Investment property, net	60,511	45,345
Other assets	1,455	1,284
Total Assets	$62,325	$46,733

LIABILITIES AND PARTNERS’ EQUITY
Total liabilities	$914	$908
Partners’ equity	61,411	45,825
Total Liabilities and Partners’ Equity	$62,325	$46,733

Consolidated Condensed Statements of Operations of the Distribution Park Rio
For the Years Ended December 31, 2009 and 2008 and the Period from May 15, 2007 (date of inception) through December 31, 2007
	2009	2008	2007
	(In thousands)
Total revenues and interest income	$7,680	$7,881	$3,338
Total expenses	(3,301)	(3,665)	(2,740)
Net income	$4,379	$4,216	$598

Investment in the Grocery-Anchored Portfolio

On November 13, 2008, the Company acquired a 70% interest in a joint venture with a subsidiary of Weingarten Realty Investors (“Weingarten”).  Concurrently, the joint venture entered into an agreement to acquire a portfolio of grocery-anchored retail centers owned by Weingarten for $271.4 million.  This portfolio includes 12 retail properties anchored by grocery stores located in Texas, Georgia, Tennessee, Florida and North Carolina and consists of approximately 1.5 million square feet of rentable area that is 94% leased. The initial closing included eight properties for approximately $205.1 million. In addition to its 30% share of the joint venture equity, Weingarten provided $134.0 million of financing in the form of 6% preferred equity.  $100.0 million of the preferred equity was redeemed when the joint venture closed on its $100.0 million mortgage financing from New York Life Insurance Company on December 19, 2008. The loan agreement provides for an interest-only loan and is secured by mortgages or deeds of trust and related assignments and security interests in the initial eight properties owned by the joint venture. The borrowing matures on January 10, 2014 and bears interest at a rate of 6.0%.  During the first quarter of 2009, the joint venture closed on the remaining four properties and assumed four additional loans totaling $34.6 million. Weingarten will continue to manage this portfolio for the joint venture, though the Company’s approval is required for any significant actions of the joint venture.

The Company has concluded its investment in the joint venture with Weingarten qualifies as a variable interest entity (“VIE”) under ASC 810 “Consolidation.” As described above, the joint venture is financed with a $100 million secured note, which is solely guaranteed by Weingarten.  Given the Weingarten loan guarantees, the Company has determined that Weingarten is the primary beneficiary of this VIE. Therefore, the Company has not consolidated the entity. In the event that the terms of the guarantee provided by Weingarten are modified, the Company will re-evaluate its accounting treatment for this investment. As of December 31, 2009, the Company’s maximum loss exposure related to this investment is $72.0 million, which is equal to the carrying value of its investment in the joint venture. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. During the period of its involvement with the VIE, the Company has not provided financial or other support to the joint venture, which it was not previously contractually required to provide. Consolidated condensed financial information of the Grocery-Anchored Portfolio is summarized below:

Consolidated Condensed Balance Sheets of the Grocery-Anchored
Portfolio as of December 31, 2009 and 2008

	2009	2008
	(In thousands)
ASSETS
Cash	$4,865	$988
Investment property, net	171,369	119,634
Other assets	31,788	34,811
Total Assets	$208,022	$155,433

LIABILITIES AND PARTNERS’ EQUITY
Debt	$127,916	$100,000
Other liabilities	7,980	3,774
Members’ equity	$72,126	$51,659
Total Liabilities and Members’ Equity	$208,022	$155,433

Consolidated Condensed Statements of Operations of the Grocery-Anchored
Portfolio For the Year Ended December 31, 2009 and the Period from November 13, 2008 (date of inception) through December 31, 2008

	2009	2008

Total revenues and interest income	24,245	2,553
Total expenses	(21,988)	(1,596)
Net income	$2,257	$957

The table below presents the activity of the Company’s unconsolidated entities for the years ended December 31, 2009, 2008 and 2007 (in thousands):

		Grocery-Anchored	Distribution
	Core Fund	Portfolio	Park Rio	Total
Balance as of January 1, 2007	$307,553	$-	$-	$307,553
Contributions	57,955	-	28,896	86,851
Distributions declared	(26,394)	-	(979)	(27,373)
Equity in earnings (losses)	(8,673)	-	385	(8,288)
Effect of exchange rate changes	-	-	2,414	2,414
Balance as of December 31, 2007	$330,441	$-	$30,716	$361,157
Contributions	-	51,977	-	51,977
Distributions declared	(24,781)	(532)	(2,662)	(27,975)
Equity in earnings (losses)	(15,598)	28	2,154	(13,416)
Effect of exchange rate changes	-	-	(7,369)	(7,369)
Balance as of December 31, 2008	$290,062	$51,473	$22,839	$364,374
Contributions	-	27,953	-	27,953
Distributions declared	(2,568)	(7,509)	(2,249)	(12,326)
Equity in earnings (losses)	(11,049)	129	2,143	(8,777)
Effect of exchange rate changes	-	-	7,833	7,833
Balance as of December 31, 2009	$276,445	$72,046	$30,566	$379,057

Impairment of Unconsolidated Entities

The Company’s investments in unconsolidated entities are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. In accordance with the Investments – Equity Method and Joint Ventures Topic of the FASB Accounting Standards Codification, the Company will record an impairment charge if it determines that a decline in the value of an investment is other than temporary.  Based on the analysis of the facts and circumstances at December 31, 2009, no impairment was recorded for the Company’s investments in unconsolidated entities. If market conditions continue to deteriorate and result in lower valuations or reduced cash flows of our investments, impairment charges may be recorded in future periods.

6.  Debt Financing

The following table includes all of the Company’s outstanding notes payable as of December 31, 2009 and 2008 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Interest Rate		Principal Outstanding at December 31, 2009		Principal Outstanding at December 31, 2008
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2010	4.775%		$77,900	(1)	$90,852
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000	(2)	45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		181,108	(3)	155,477
The Prudential Insurance Company of America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500		159,500
IXIS Real Estate Capital Inc. – Raytheon/ DIRECTV Buildings	3/13/2008	12/5/2016	5.675%		51,900	(4)	52,515
New York State Teachers’ Retirement System – 2555 Grand	4/24/2008	5/1/2013	5.375%		86,000	(5)	86,000
New York State Teachers’ Retirement System – Williams Tower	5/29/2008	6/1/2013	5.500%		165,000	(6)	165,000
Artesia Mortgage Capital Corporation – 345 Inverness Drive	12/30/2008	12/11/2016	5.850%		14,005	(7)	13,790
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	12/30/2008	6/11/2015	5.330%		8,843	(8)	8,676
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	12/30/2008	11/11/2015	5.530%		9,435	(9)	9,411
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575%	(10)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505%	(10)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550%	(10)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800%	(10)	48,000		48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2007	8/14/2017	6.0300%	(10)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	12/20/2007	1/1/2013	5.70%		205,000		205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	9/9/2005	10/31/2010	Variable		61,500	(11)	16,000
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		2,912	(12)	2,621
					$1,588,103		$1,529,842
__________

(1)
This interest-only loan's original principal amount of $91.0 million was assumed by the Company in connection with its acquisition of Airport Corporate Center. This mortgage matured on March 11, 2009 and was extended to March 11, 2010 with the option for an additional 6-month extension subject to certain conditions.  Concurrently, the Company made a principal payment of $13.1 million to reduce the outstanding principal balance to $77.9 million. All other significant terms and covenants of the loan remained the same, including the fixed interest rate of 4.775%. In addition, on March 11, 2010, the Company refinanced this mortgage with Westdeutsche Immobilienbank AG. The new mortgage loan is a $65.0 million, two-year, interest-only loan with a variable interest rate equal to LIBOR plus 5.50%. This mortgage was entered into by a subsidiary of the Operating Partnership, but is guaranteed by Hines Real Estate Investment Trust, Inc.

(2)	The Company entered into mortgage financing in connection with its acquisition of 1515 S. Street. The mortgage agreement provided for an interest only loan with a principal amount of $45.0 million.

(3)
The Company entered into mortgage financing in connection with its acquisition of Atrium on Bay. The mortgage agreement provided for an interest only loan with a principal amount of 190.0 million Canadian dollars. This amount was translated to U.S. dollars at a rate of $0.9532 and $0.8183 as of December 31, 2009 and 2008, respectively.

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

(10)
The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate. See Note 7 for additional information regarding the Company’s derivatives.

(11)	The weighted average interest rate on outstanding borrowings under this facility was 2.0% as of December 31, 2009.

(12)
This is a note payable to Citicorp Vendor Finance Ltd. related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $0.9532 and $0.8183 as of December 31, 2009 and 2008, respectively.

Revolving Credit Facility with KeyBank National Association

The Company is party to a credit agreement with KeyBank National Association (“KeyBank”), as administrative agent for itself and various other lenders named in the credit agreement, which provides for a revolving credit facility (the “Revolving Credit Facility”) with maximum aggregate borrowing capacity of up to $250.0 million. The Company established this facility to repay certain bridge financing incurred in connection with certain of its acquisitions and to provide a source of funds for future real estate investments and to fund its general working capital needs. The capacity of the Revolving Credit Facility is reduced by outstanding letters of credit with KeyBank, which totaled $1.3 million and $9.4 million at December 31, 2009 and 2008, respectively.

The Revolving Credit Facility had an original maturity date of October 31, 2009, subject to extension at the election of the Company for two successive periods of one year each, which extension is subject to specified conditions. The facility allows, at the election of the Company, for borrowing at a variable rate or a LIBOR-based rate plus a spread ranging from 125 to 200 basis points based on prescribed leverage ratios. On September 23, 2009, the Company exercised its option to extend the maturity date of the credit facility to October 31, 2010. Other than the maturity date, no other terms or conditions of the credit facility were changed as a result of the extension.

In addition to customary covenants and events of default, the Revolving Credit Facility provides that it shall be an event of default under the agreement if the Company’s Advisor ceases to be controlled by Hines or if Hines ceases to be majority-owned and controlled, directly or indirectly, by Jeffrey C. Hines or certain members of his family. The amounts outstanding under this facility are secured by a pledge of the Operating Partnership’s equity interests in entities that directly or indirectly hold real property assets, including the Company’s interest in the Core Fund, subject to certain limitations and exceptions. The Company has entered into a subordination agreement with Hines and the Company’s Advisor, which provides that the rights of Hines and the Advisor to be reimbursed by the Company for organizational and offering and other expenses are subordinate to the Company’s obligations under the Revolving Credit Facility. The Company is not aware of any instances of noncompliance relating to covenants of the Revolving Credit Facility as of December 31, 2009.

In accordance with the provisions of the revolving credit facility agreement, we expect to re-appraise our properties during the 2nd quarter of 2010. Given the current economic environment, we expect the values of some or all of the properties will be lower than previous values. Accordingly, we may not comply with certain covenants of this credit facility which could limit our availability of funds under our revolving credit facility and limit our ability to extend this facility or negotiate a new revolving credit facility. To the extent we remain in compliance with such covenants, we intend to exercise our option extend this facility prior to its maturity in October 2010. If we do meet the financial covenants, we would expect to negotiate a new revolving credit facility.

HSH Pooled Mortgage Facility

On August 1, 2006 (as amended on January 19, 2007), certain of the Company’s subsidiaries entered into a credit agreement with HSH Nordbank providing for a secured credit facility in the maximum principal amount of $520.0 million (the “HSH Credit Facility”), subject to certain borrowing limitations. The total borrowing capacity under the HSH Credit Facility was based upon a percentage of the appraised values of the properties that we selected to serve as collateral under this facility, subject to certain debt service coverage limitations. Amounts drawn under the HSH Credit Facility bear interest at variable interest rates based on one-month LIBOR plus an applicable margin. The Company purchased interest rate protection in the form of interest rate swap agreements prior to borrowing any amounts under the HSH Credit Facility to secure it against fluctuations of LIBOR. Loans under the HSH Credit Facility may be prepaid in whole or in part, subject to the payment of certain prepayment fees and breakage costs. As of December 31, 2009, the Company had $520.0 million outstanding under the HSH Credit Facility, therefore it has no remaining borrowing capacity under this facility.

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

The HSH Credit Facility provides that an event of default will exist if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The HSH Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance relating to covenants of the HSH Credit Facility as of December 31, 2009.

Additionally, HSH Nordbank has the right to have the properties serving as collateral under this facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, the Company must rebalance through making partial payment or providing additional collateral to eliminate such excess. During the fourth quarter of 2009, the Company made payments totaling $106.1 million to HSH Nordbank in order to rebalance the collateral for the properties under this facility. Considering the declining real estate values in recent months, the Company could be required to pay additional amounts to rebalance the collateral for the properties under this credit facility.

Secured Mortgage Facility with Metropolitan Life Insurance Company

On December 20, 2007, a subsidiary of the Operating Partnership entered into a credit agreement with Metropolitan Life Insurance Company (“Met Life”), which provided a secured credit facility to the borrower and certain of our subsidiaries (the “Met Life Credit Facility”), subject to certain borrowing limitations. As of December 31, 2009, the Company has $205.0 million outstanding  related to two loans under the Met Life Credit Facility and there is no remaining capacity under this credit facility. These loans contain a prepayment lockout period of two years and thereafter, prepayment will be permitted subject to certain fees.

The Met Life Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of minimum loan-to- value and debt service coverage ratios. The Company is not aware of any instances of noncompliance relating to covenants of the Met Life Credit Facility as of December 31, 2009.

Additional Debt Secured by Investment Property

From time to time, the Company obtains mortgage financing for its properties outside of the credit facilities described above. Other than the exceptions described in the notes to the table above, these mortgages contain fixed rates of interest and are secured by the property to which they relate. These mortgage agreements contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance of covenants related to these agreements as of December 31, 2009.

Required principal payments on the Company’s outstanding notes payable for each of the years ended December 31, 2010 through December 31, 2014 and for the period thereafter are $140.7  million, $49.1 million, $160.8 million, $457.4 million, $1.5 million and $782.9 million, respectively.

7.  Derivative Instruments

The Company has several interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The interest rate swaps have been recorded at their estimated fair value in interest rate swap contracts in the accompanying balance sheets and changes in the fair value were recorded in gain (loss) on derivative instruments, net in the Company’s consolidated statements of operations (see Note 13 for additional information).

The tables below provide additional information regarding each of the Company’s outstanding interest rate swaps (all amounts are in thousands except for interest rates):

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
August 1, 2006	August 1, 2016	$185,000	Libor + 0.40%	5.8575%
January 12, 2007	January 12, 2017	98,000	Libor + 0.40%	5.2505%
May 1, 2007	May 1, 2017	119,000	Libor + 0.40%	5.3550%
July 17, 2007	July 17, 2017	48,000	Libor + 0.40%	5.9800%
July 24, 2007	July 24, 2017	70,000	Libor + 0.45%	6.0300%

			Liability Derivatives
			Fair value as of December 31,
Derivatives not designated as hedging instruments:			2009	2008
Interest rate swap contracts			$66,776	$116,074
Total derivatives			$66,776	$116,074

Gain (loss) on derivative instruments, net, includes the following for the years ended December 31, 2009, 2008 and 2007:

For the Year Ended December 31,	Increase/ (Decrease) in Fair Value	Transaction Fees	Foreign Currency Contract Gain	Gain (loss) on Derivative Instruments, net

2009	$49,297	$-	$-	$49,297
2008	$(85,880)	$-	$-	$(85,880)
2007	$(25,750)	$(731)	$939	$(25,542)

8.  Distributions

With the authorization of its board of directors, the Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. For the years ended December 31, 2009, 2008 and 2007, respectively, the Company declared distributions of $0.62, $0.64 and $0.62 per share.

        The table below outlines our total distributions declared to shareholders and noncontrolling interests for the years ended December 31, 2009, 2008 and 2007, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

				Noncontrolling
	Shareholders			Interests
Year Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2009	$62,365	$66,838	$129,203	$4,065
December 31, 2008	$52,297	$64,740	$117,037	$3,065
December 31, 2007	$34,092	$44,401	$78,493	$1,918

9.  Related Party Transactions

     The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Real Estate Investments, Inc. (“HREI” or the “Dealer Manager”) for each of the years ended December 31, 2009, 2008 and 2007 and outstanding as of December 31, 2009 and 2008. A description of each of the fees included in the table follows. All amounts are in thousands:

	Incurred			Unpaid as of
	Year	Year	Year
	Ended December 31,	Ended December 31,	Ended December 31,	December 31,	December 31,
Type and Recipient	2009	2008	2007	2009	2008
Selling Commissions – the Dealer Manager	$16,237	$29,197	$53,409	$82	$135
Dealer Manager Fee – the Dealer Manager	5,230	9,568	17,529	(34)	(93)
Organizational and Offering Expenses - the Advisor (1)	-	8,040	16,533	268	9
Acquisition Fee – the Advisor	1,160	11,141	6,778	-	4,534
Asset Management Fee – the Advisor	14,400	12,223	8,191	7,370	1,141
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership	12,424	18,648	14,970	57,843	45,419
Debt Financing Fee – the Advisor	242	1,058	-	-	1,058
Property Management Fee – Hines	7,839	8,032	3,933	5	(11)
Leasing Fee – Hines	1,339	1,896	1,109	488	645
Tenant Construction Management Fees – Hines	55	197	788	32	184
Re-development Construction Management Fees – Hines	11	45	-	(5)	-
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	17,016	16,069	8,900	656	1,098

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

Reimbursement by the Advisor to the Company — The Advisor must reimburse the Company quarterly for any amounts by which operating expenses exceed, in any four consecutive fiscal quarters, the greater of (i) 2.0% of the Company’s average invested assets, which consists of the average book value of its real estate properties, both equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, or (ii) 25.0% of its net income (as defined by the Company’s Amended and Restated Articles of Incorporation), excluding the gain on sale of any of the Company’s assets, unless Hines REIT’s independent directors determine that such excess was justified. Operating expenses generally include all expenses paid or incurred by the Company as determined by generally accepted accounting principles, except certain expenses identified in Hines REIT’s Amended and Restated Articles of Incorporation. For the years ended December 31, 2009 and 2008, the Company did not exceed this limitation.

Dealer Manager Agreement

The Company retained an affiliate of the Advisor to serve as Dealer Manager for its public offerings. The dealer manager agreement for the Second Offering provided for selling commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which was reallowed to participating broker dealers, and no selling commissions related to shares issued pursuant to the dividend reinvestment plan. It also provided for a dealer manager fee equal to up to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which was reallowed to participating broker dealers. Selling commissions and dealer manager fees are offset against additional paid-in capital in the accompanying consolidated statements of equity.

The terms of the dealer manager agreement for the Third Offering, effective July 1, 2008 upon commencement of the Third Offering, are comparable with those of the Second Offering dealer manager agreement as it relates to the selling commissions and dealer manager fee. However, the dealer manager agreement for the Third Offering extends the definition of shares exempted from selling commissions and the dealer manager fee to include shares purchased by certain investors that have an agreement with a licensed broker-dealer, investment advisor or bank trust department pursuant to which the investor pays a fee based on assets under management or a similar fee. The Dealer Manager will not receive selling commissions or a dealer manager fee with respect to the shares which continue to be sold pursuant to our dividend reinvestment plan under our Third Offering.

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

Other Affiliate Transactions

On May 1, 2008, the Company acquired Williams Tower, a 64-story office building located in Houston, Texas. Williams Tower is managed by Hines. In addition, the Company is headquartered in Williams Tower and Hines and its affiliates leased 9% of the rentable area of Williams Tower on the date of acquisition. The Company recorded $4.5 million and $3.1 million, respectively, in revenue related to space leased by Hines for the years ended December 31, 2009 and 2008.

On December 15, 2008, the Company acquired Distribution Parks Araucaria, Louveira and Vinhedo for approximately $114.9 million (translated from 269.9 million BRL as of the acquisition date), excluding transaction costs, financing fees and working capital reserves. The sellers, HCB Interests LP and Hines HCB Partners LP, are subsidiaries of a joint venture between an affiliate of Hines and the California Public Employees’ Retirement System. The Hines affiliate owned a 5% equity interest in the seller and controlled its day-to-day operations. Through its affiliate, Hines received its 5% share of net sale proceeds. The share Hines received did not affect the purchase price of $114.9 million, which was reviewed and approved by the conflicts committee of the Company’s board of directors.

Due to Affiliates

Due to affiliates as of December 31, 2009 and 2008 includes the following (in thousands):

	December 31,	December 31,
	2009	2008
Dealer manager fees and selling commissions	$48	$42
Asset management, acquisition fees and property-level fees and reimbursements	8,546	8,649
Other	1,710	824
Total	$10,304	$9,515

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership. The limited partnership interest in the Operating Partnership attributable to the Participation Interest was 2.8% and 2.2% as of December 31, 2009 and December 31, 2008, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution. The Company recorded a liability related to the Participation Interest based on the estimated settlement value of this ownership interest in the accompanying consolidated balance sheets which is remeasured to fair value at each balance sheet date. See Note 13 for additional information.

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Changes in assets and liabilities:
Increase in other assets	$(275)	$670	$(128)
Increase in tenant and other receivables	(5,763)	(15,903)	(16,953)
Additions to deferred leasing costs	(10,380)	(22,468)	(14,162)
Increase (decrease) in accounts payable and accrued expenses	(14,115)	(10,974)	683
Increase in participation interest liability	12,424	18,648	14,970
Increase (decrease) in other liabilities	(3,689)	(1,560)	6,268
Increase in due to affiliates	1,803	3,668	2,595
Changes in assets and liabilities:	$(19,995)	$(27,919)	$(6,727)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$85,665	$83,330	$44,860
Cash paid for income taxes	$3,068	$444	$-
Supplemental Schedule of Non-Cash Activities
Unpaid selling commission and dealer manager fees	$48	$42	$605
Deferred offering costs offset against additional paid-in-capital	$-	$4,299	$8,950
Distributions declared and unpaid	$33,892	$32,990	$24,923
Distributions receivable	$2,208	$5,275	$6,890
Distributions reinvested	$67,692	$61,069	$37,445
Shares tendered for redemption	$1,301	$18,074	$-
Other receivables	$238	$-	$-
Non-cash net liabilities acquired upon acquisition of property	$-	$23,118	$32,858
Accrual of deferred financing costs	$-	$1,175	$117
Assumption of mortgage upon acquisition of property	$-	$84,808	$-
Accrued additions to investment property	$190	$548	$1,189
Prior year deposit on investment in unconsolidated entities	$4,884	$-	$-

12. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

13. Fair Value Disclosures

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

Athough the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads related to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following tables set forth the Company’s financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2009 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the consolidated balance sheet. The Company has not designated any of its derivative instruments as hedging instruments.

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
Interest rate swap contracts	$ (66,776)	$ —	$ (66,776)	$ —

 Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In October 2009, the Company entered into a sale agreement with an unaffiliated third party to sell a land parcel it acquired in connection with its acquisition of Williams Tower in May 2008. According to the terms of the sale agreement, the land parcel is expected to be sold in 2010. The Company recorded an impairment charge, which was determined based on the expected sale price specified in the executed sale agreement. The impairment charge is included in other losses in the accompanying consolidated statement of operations. The table below includes additional information regarding the impairment charge, which is required in accordance with the Fair Value Measurements and Disclosure topic of the FASB Accounting Standards Codification (in thousands):

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
Land parcel	$ 12,770	$ —	$ 12,770	$ (3,441)

Other Items

Participation Interest

        In accordance with the Compensation – Stock Compensation topic of the FASB Accounting Standards Codification, the Company recorded a liability related to the Participation Interest based on the estimated settlement value of this ownership interest in the accompanying consolidated balance sheets which is remeasured at fair value at each balance sheet date. The fair value of the shares underlying the Participation Interest liability is determined based on the related redemption price in place as of each balance sheet date. Adjustments required to record this liability at fair value are included in asset management and acquisition fees in the accompanying consolidated statements of operations. See Note 9 – Related Party Transactions – The Participation Interest for additional information.

Other Financial Instruments

As of December 31, 2009, management estimated that the fair value of notes payable, which had a carrying value of $1.6 billion, was $1.5 billion. As of December 31, 2008, management estimated that the fair value of notes payable, which had a carrying value of approximately $1.5 billion, was $1.4 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

14.  Reportable Segments

The Segment Reporting Topic of the FASB Accounting Standards Codification establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has four reportable segments: 1) office properties, 2) domestic industrial properties, 3) domestic retail properties and 4) international industrial properties. The office properties segment consists of 21 office properties that the Company owns directly as well as 25 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial properties segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of 12 grocery-anchored shopping centers that are owned indirectly through the Company’s investment in a joint venture with Weingarten. The international industrial properties segment consists of two directly-owned industrial properties located in Sao Paolo, Brazil and one industrial property located in Rio de Janeiro, Brazil that is owned indirectly through the Company’s investment in a joint venture with a Hines affiliate. The Company also owned an industrial property located in Curitiba, Brazil at December 31, 2009. This property was sold in January 2010. As a result its operating results were included in income from discontinued operations and, therefore, were excluded from the analysis below.

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

	Year Ended December 31,
	2009	2008	2007

Total revenue
Domestic office properties	$350,745	$330,555	$179,576
Domestic industrial properties	4,480	2,680	-
International industrial properties	10,011	192	-
Corporate-level accounts	-	100	-
Total revenue	$365,236	$333,527	$179,576

Net operating income
Domestic office properties segment	$205,703	$191,342	$101,147
Domestic industrial properties segment	3,507	2,099	-
International industrial properties segment	9,066	151	-
Corporate-level accounts	(34,092)	(51,644)	(42,092)
Total segment net operating income	$184,184	$141,948	$59,055

Equity in earnings (losses) of unconsolidated entities
Equity in losses of domestic office properties	$(11,049)	$(15,598)	$(8,673)
Equity in earnings of domestic retail properties	129	28	-
Equity in earnings of international industrial properties	2,143	2,154	385
Equity in losses of unconsolidated entities, net	$(8,777)	$(13,416)	$(8,288)

Total assets		December 31, 2009	December 31, 2008
Domestic office properties		$2,654,859	$2,732,893
Domestic industrial properties		42,886	44,146
International industrial properties		106,942	119,368
Assets held for sale		42,499	-
Investment in unconsolidated entities -
Office properties		276,445	290,062
Domestic retail properties		72,046	51,473
International industrial properties		30,566	22,839
Corporate-level accounts		113,537	19,656
Total assets		$3,339,780	$3,280,437

	Year Ended December 31,
	2009	2008	2007
Reconciliation to net income (loss)
Total segment net operating income	$184,184	$141,948	$59,055
Depreciation and amortization	(124,183)	(122,732)	(68,151)
Other losses	(3,441)	-	-
Gain (loss) on derivative instruments, net	49,297	(85,880)	(25,542)
Other	-	(256)	134
Interest expense	(91,538)	(83,111)	(47,835)
Interest income	472	3,544	5,321
Provision for income taxes	(1,605)	(2,512)	(1,068)
Equity in losses of unconsolidated entities, net	(8,777)	(13,416)	(8,288)
Income from discontinued operations, net of tax	1,664	72	-
Gain on sale of real estate	612	-	-
Net income (loss)	$6,685	$(162,343)	$(86,374)

15.  Subsequent Events

Declaration of Dividends

With the authorization of its board of directors, the Company declared distributions for the months of January – April 2010. These distributions will be calculated based on shareholders of record each day in an amount equal to $0.00165699 per share, per day. Distributions for the months of January - March 2010 will be paid on April 1, 2010 in cash or reinvested in stock for those participating in the Company’s dividend reinvestment plan and distributions for the month of April 2010 will be paid on May 3, 2010 in cash or reinvested in stock for those participating in the Company’s dividend reinvestment plan.

   KeyBank Activity

From January 1, 2010 through March 16, 2010, the Company borrowed $29.0 million and repaid $16.0 million under its revolving credit facility with KeyBank resulting in an outstanding principal balance of $74.5 million as of March 16, 2010.

  Sale of Distribution Park Araucaria

On January 22, 2010, the Company sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil. See Note 4 for additional information.

  Airport Corporate Center Mortgage

On March 11, 2010, the Company refinanced Airport Corporate Center’s mortgage. See Note 6 for additional information.

16. Quarterly Financial Data (unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2009 (in thousands except per share information):

	For the Quarter Ended				For the Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009
Revenues (1)	$91,062	$88,834	$92,595	$92,745	$365,236
Equity in losses of unconsolidated entities, net	(1,701)	(2,495)	(2,277)	(2,304)	(8,777)
Income from discontinued operations (1)	347	362	471	484	1,664
Net income (loss) attributable to common shareholders	2,869	22,537	(26,817)	4,031	2,620
Income (loss) per common share
Basic and diluted	0.01	0.11	(0.13)	0.02	0.01

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2008 (in thousands except per share information):

					For the Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2008	2008	2008	2008	2008
Revenues (1)	$70,134	$85,220	$88,902	$89,271	$333,527
Equity in losses of unconsolidated entities, net	(1,935)	(2,181)	(2,263)	(7,037)	(13,416)
Income from discontinued operations (1)	-	-	-	72	72
Net income (loss) attributable to common shareholders	(43,830)	8,105	(24,596)	(105,087)	(165,408)
Income (loss) per common share
Basic and diluted	(0.27)	0.05	(0.13)	(0.53)	(0.90)

(1)	The Company classified one property as held for sale as of December 31, 2009. As a result, certain adjustments have been made to the financial data for the quarter ending December 31, 2008 and subsequent quarters. No adjustments were necessary in prior quarters since the property was not acquired by the Company until December 2008.

* * * * *

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2009 was based on the framework for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2009, our system of internal control over financial reporting was effective.

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

March 31, 2010

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2010.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2010.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Hines Real Estate Investment Trust, Inc.
Consolidated Financial Statements — as of December 31, 2009 and 2008 and for Each of the Three Years in the Period Ended December 31, 2009
Report of Independent Registered Public Accounting Firm	52
Audited Consolidated Financial Statements:
Consolidated Balance Sheets	53
Consolidated Statements of Operations	54
Consolidated Statements of Equity	55
Consolidated Statements of Cash Flows	56
Notes to Consolidated Financial Statements	57
Hines U.S. Core Office Fund LP
Consolidated Financial Statements — as of December 31, 2009 and 2008 and for Each of the Three Years in the Period Ended December 31, 2009
Report of Independent Registered Public Accounting Firm	86
Audited Consolidated Financial Statements:
Consolidated Balance Sheets	87
Consolidated Statements of Operations	88
Consolidated Statements of Equity	89
Consolidated Statements of Cash Flows	90
Notes to Consolidated Financial Statements	91
HCB II River LLC
Consolidated Financial Statements — as of December 31, 2009 and 2008 (unaudited)
    and for the Years Ended December 31, 2009 and 2008 (unaudited) and the
    Period from May 15, 2007 (date of inception) through December 31, 2007 (unaudited)

Report of Independent Registered Public Accounting Firm	105
Audited Consolidated Financial Statements:
Consolidated Balance Sheets	106
Consolidated Statements of Operations	107
Consolidated Statements of Members’ Equity	108
Consolidated Statements of Cash Flows	109
Notes to Consolidated Financial Statements	110

(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts is set forth beginning on page 116 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 117 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 120 for a list of all exhibits filed as a part of this report.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Hines US Core Office Fund LP
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines US Core Office Fund LP and subsidiaries (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas
March 31, 2010

HINES US CORE OFFICE FUND LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(In thousands)

	2009	2008
ASSETS

Investment property — net	$3,395,135	$3,444,560
Cash and cash equivalents	98,447	114,384
Restricted cash	11,520	9,641
Tenant and other receivables — net	103,776	89,885
Deferred financing costs — net	7,880	14,003
Deferred leasing costs — net	180,160	107,840
Intangible lease assets — net	437,798	561,450
Prepaid expenses and other assets	10,373	10,636

TOTAL ASSETS	$4,245,089	$4,352,399

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued expenses	$133,992	$97,258
Due to affiliates	7,723	4,479
Intangible lease liabilities — net	47,664	61,547
Other liabilities	66,668	68,422
Distributions payable	2,218	16,574
Dividends and distributions payable to redeemable noncontrolling interests	9,396	10,292
Notes payable — net	2,618,600	2,670,594

Total liabilities	2,886,261	2,929,166

Commitments and contingencies (See note 11)

Redeemable noncontrolling interests	469,203	487,692

Partners’ equity	889,625	935,541

TOTAL LIABILITIES AND EQUITY	$4,245,089	$4,352,399

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	2009	2008	2007
Revenues:
Rental revenues	$490,278	$478,811	$382,207
Other revenues	32,531	36,636	28,879

Total revenues	522,809	515,447	411,086

Expenses:
Depreciation and amortization	181,945	196,895	172,045
Property operating expenses	121,932	120,860	96,344
Real property taxes	94,713	83,349	63,693
Property management fees	12,505	12,064	8,981
General and administrative	11,098	10,299	10,180
Impairment loss	-	16,474	-

Total expenses	422,193	439,941	351,243

Income before other income, interest income, interest expense
and income tax expense	100,616	75,506	59,843

Other income	-	-	9,637

Interest income	375	1,995	3,274

Interest expense	(138,907)	(139,705)	(104,587)

Loss before income tax expense	(37,916)	(62,204)	(31,833)

Income tax expense	(717)	(8)	(578)

Net loss	(38,633)	(62,212)	(32,411)

Less loss allocated to redeemable noncontrolling interests	1,645	10,104	5,924

Net loss attributable to partners	$(36,988)	$(52,108)	$(26,487)

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	Managing		Total	Redeemable
	General	Other	Partners'	Noncontrolling
	Partner	Partners	Equity	Interests

BALANCE — January 1, 2007	$697	$821,960	$822,657	$341,667
Contributions	219	227,453	227,672	143,960
Distributions	(83)	(82,724)	(82,807)	(53,575)
Net loss	(27)	(26,460)	(26,487)	(5,924)

BALANCE — December 31, 2007	806	940,229	941,035	426,128
Contributions	149	202,219	202,368	130,782
Distributions	(86)	(86,136)	(86,222)	(55,356)
Net loss	(52)	(52,056)	(52,108)	(10,104)
Redemptions of interests	(24)	(37,122)	(37,146)	(3,753)
Accrued redemption of partnership interests	-	(30,000)	(30,000)	-
Adjustment for basis difference in consolidated subsidiary	(2)	(2,384)	(2,386)	(5)

BALANCE — December 31, 2008	791	934,750	935,541	487,692
Contributions	-	-	-	4,967
Distributions	(9)	(8,919)	(8,928)	(21,811)
Net loss	(37)	(36,951)	(36,988)	(1,645)

BALANCE — December 31, 2009	$745	$888,880	$889,625	$469,203

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,633)	$(62,212)	$(32,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	209,547	225,994	192,290
Impairment loss	-	16,474	-
Changes in assets and liabilities:
Tenant and other receivables	(13,891)	(15,673)	(25,276)
Deferred leasing costs	(89,454)	(26,263)	(21,532)
Prepaid expenses and other assets	242	628	(928)
Accounts payable and accrued expenses	38,795	(9,966)	(4,785)
Due to affiliates	3,316	(262)	255
Other liabilities	1,386	7,284	7,994
Net cash provided by operating activities	111,308	136,004	115,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in investment property	(26,553)	(279,593)	(789,403)
Investment in master lease	-	-	(900)
Master lease rent receipts	-	900	-
(Increase) decrease in restricted cash	(1,879)	5,049	(6,241)
Acquired lease intangibles	-	(101,792)	(107,361)
Net cash used in investing activities	(28,432)	(375,436)	(903,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	-	202,368	227,672
Contributions from redeemable noncontrolling interests	4,967	94,742	143,960
Prepaid contributions from redeemable noncontrolling interests	-	-	36,040
Distributions to partners	(23,284)	(91,274)	(78,473)
Dividends and distributions to redeemable noncontrolling interests	(22,707)	(56,822)	(53,491)
Redemptions to partners	-	(37,146)	-
Redemptions to redeemable noncontrolling interests	-	(6,144)	-
Proceeds from notes payable	42,623	289,177	915,943
Repayments of notes payable	(95,899)	(150,984)	(355,635)
Payments of retainage amounts	(3,648)	-	-
(Decrease) increase in security deposit liabilities	(509)	230	75
Additions to deferred financing costs	(356)	(2,542)	(3,139)
Net cash (used in) provided by financing activities	(98,813)	241,605	832,952

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,937)	2,173	44,654

CASH AND CASH EQUIVALENTS — Beginning of year	114,384	112,211	67,557

CASH AND CASH EQUIVALENTS — End of year	$98,447	$114,384	$112,211

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines US Core Office Fund LP and consolidated subsidiaries (the “Fund”) was organized in August 2003 as a Delaware limited partnership by affiliates of Hines Interests Limited Partnership (“Hines”) for the purpose of investing in existing office properties (“Properties”) in the United States. The Fund’s third-party investors are primarily U.S. and foreign institutional investors. The managing general partner is Hines US Core Office Capital LLC (“Capital”), an affiliate of Hines. As of December 31, 2009, the Fund owned indirect interests in office properties as follows:

		Effective
		Ownership by
		the Fund as of
		December 31,
Property	City	2009 (1)
One Atlantic Center	Atlanta, Georgia	80.7%
Three First National Plaza	Chicago, Illinois	64.6
333 West Wacker	Chicago, Illinois	64.4
One North Wacker	Chicago, Illinois	80.7
One Shell Plaza	Houston, Texas	40.3
Two Shell Plaza	Houston, Texas	40.3
425 Lexington Avenue	New York, New York	40.6
499 Park Avenue	New York, New York	40.6
600 Lexington Avenue	New York, New York	40.6
Riverfront Plaza	Richmond, Virginia	80.7
525 B Street	San Diego, California	80.7
The KPMG Building	San Francisco, California	80.7
101 Second Street	San Francisco, California	80.7
720 Olive Way	Seattle, Washington	64.4
1200 Nineteenth Street	Washington, D.C.	40.6
Warner Center	Woodland Hills, California	64.4
Douglas Corporate Center	Sacramento, California	64.4
Johnson Ranch Corporate Centre	Sacramento, California	64.4
Roseville Corporate Center	Sacramento, California	64.4
Summit at Douglas Ridge	Sacramento, California	64.4
Olympus Corporate Centre	Sacramento, California	64.4
Wells Fargo Center	Sacramento, California	64.4
Charlotte Plaza	Charlotte, North Carolina	80.7
Carillon	Charlotte, North Carolina	80.7
Renaissance Square	Phoenix, Arizona	80.7

(1)
This percentage shows the Fund’s effective ownership interests in the applicable operating companies (“Companies”) that own the Properties. The Fund holds an indirect ownership interest in the Companies through its investments in (1) Hines NY Core Office Trust (“NY Trust”) (40.6% at December 31, 2009) and (2) Hines US Core Office Trust (“Core Office Trust”) (99.8% at December 31, 2009).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of the Fund, as well as the accounts of entities over which the Fund exercises financial and operating control and the related amounts of redeemable noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

The Fund evaluates the need to consolidate joint ventures based on standards set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation” and ASC 970 “Real Estate – General”.  In accordance with this accounting literature, the Fund will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Fund will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. As of December 31, 2009, the Fund has no unconsolidated interests in joint ventures.

Management has evaluated subsequent events through March 31, 2010, which is the date the consolidated financial statements were issued.

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

Real estate assets are reviewed each reporting period for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. An impairment loss related to Olympus Corporate Centre of $16.5 million was recognized for the year ended December 31, 2008.  No impairment loss was recorded for the years ended December 31, 2009 and 2007.  The determination of whether a property investment is impaired requires a significant amount of judgment by management at the time of the evaluation.  If market conditions continue to deteriorate or if management’s plans for certain properties change, additional write-downs could be required in the future.

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in the Fund’s results of operations from their respective dates of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Fund believes are similar to those used by independent appraisers and are used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements are determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date. Acquisition-related costs such as transaction costs are expensed as incurred.

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

Management estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between the estimated fair value and the note’s outstanding principal balance is amortized to interest expense over the life of the mortgage notes payable.

Cash and Cash Equivalents — The Fund defines cash and cash equivalents as cash on hand and investment instruments with original maturities of three months or less.

Restricted Cash — At December 31, 2009 and 2008, restricted cash consists of tenant security deposits and escrow deposits held by lenders for property taxes, tenant improvements and leasing commissions. Substantially all restricted cash is invested in demand or short-term instruments.

Tenant and Other Receivables — Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of an allowance for doubtful accounts of $2.0 million and $1.5 million at December 31, 2009 and 2008, respectively.

Deferred Financing Costs — Deferred financing costs consist of direct costs incurred in obtaining the notes payable (see Note 4). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the term of the notes. For the years ended December 31, 2009, 2008, and 2007, $6.5 million, $6.0 million, and $4.6 million, respectively, was amortized into interest expense. Deferred financing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $23.0 million and $20.6 million at December 31, 2009 and 2008, respectively.

Deferred Leasing Costs — Direct leasing costs, primarily third-party leasing commissions and tenant incentives, are capitalized and amortized over the life of the related lease. Tenant incentive amortization was $10.7 million, $8.3 million, and $5.7 million for the years ended December 31, 2009, 2008, and 2007, respectively, and was recorded as an offset to rental revenue. Amortization expense related to other direct leasing costs for the years ended December 31, 2009, 2008, and 2007, was $6.5 million, $4.9 million, and $3.3 million, respectively. Deferred leasing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $39.2 million and $26.9 million at December 31, 2009 and 2008, respectively.

Revenue Recognition — The Fund recognizes rental revenue on a straight-line basis over the life of the lease, including the effect of rent holidays, if any. Straight-line rent receivable in the amount of $95.6 million and $78.5 million as of December 31, 2009 and 2008, respectively, consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement date over the remaining term of the related leases and the tenants’ actual rents due under the leases and is included in tenant and other receivables, net, in the consolidated balance sheets. Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when the Fund has satisfied all obligations under the lease agreement.

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

Income Taxes — The Fund is subject to the State of Texas “margin tax”, which covers legal entities, including limited partnerships, doing business in Texas.  Currently, the Fund owns an indirect interest in two properties located in Texas.  Income tax expense was approximately $717,000, $8,000, and $578,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  As of December 31, 2009 and 2008, the Fund had no significant temporary differences, tax credits or net operating loss carry-forwards.

No provision for income taxes, other than described above, is made in the accounts of the Fund since such taxes are liabilities of the partners and depend upon their respective tax situations.  The Fund does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redeemable Noncontrolling Interests — Redeemable noncontrolling interests are comprised of potential future obligations of the Fund, which allow the holders of the redeemable noncontrolling interest to require the Fund to purchase their interest.  The Fund classifies obligations under the redeemable noncontrolling interests initially at fair value, increased or decreased for the redeemable noncontrolling interests’ share of net income or loss or the redemption value if redemption is considered probable on fixed dates for fixed amounts.  The redeemable noncontrolling interests are temporary equity not within the Fund’s control, and presented in the Fund’s consolidated statements outside of permanent equity between liabilities and equity.

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

Concentration of Credit Risk — At December 31, 2009 and 2008, the Fund had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.   Management regularly monitors the financial stability of these financial institutions and believes that the Fund is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2013, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2014, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to the Fund’s non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2013.

Recent Accounting Pronouncements — In June 2009, the FASB issued guidance contained in ASC 105, Generally Accepted Accounting Principles, establishing an authoritative United States GAAP superseding all pre-existing accounting standards and literature. This guidance is effective for financial statements issued after September 15, 2009. Consequently, the accounting literature references contained in this report have changed, but otherwise, this new standard had no significant impact on the Fund’s consolidated financial statements.

In June 2009, the FASB issued ASC 810, Consolidation – Variable Interest Entities, which addresses the addition of qualified special purpose entities into previous guidance as the concept of these entities was eliminated by ASC 860. This guidance also modifies the analysis by which a controlling interest of a variable interest entity is determined thereby requiring the controlling interest to consolidate the variable interest entity. A controlling interest exists if a party to a variable interest entity has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of or receive benefits from the entity that could be potentially significant to the variable interest entity.  ASC 810 became effective for the Fund on January 1, 2010 and has been applied prospectively.  The adoption of ASC 810 did not have a significant impact on the Fund’s consolidated financial statements.

In May 2009, the FASB issued guidance in ASC 855, Subsequent Events, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Management adopted this guidance beginning with the December 31, 2009 consolidated financial statements.  The adoption of ASC 855 resulted in the inclusion of certain additional disclosures in the notes to the Fund’s consolidated financial statements but did not have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued ASC 810, Consolidations – Overall – Transition.  ASC 810 establishes requirements for ownership interests in subsidiaries held by parties other than the Fund (previously called “minority interests”) be clearly identified, presented, and disclosed in the consolidated balance sheet within equity, but separate from the partner’s equity.  All changes in the partner’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. ASC 810 became effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. As a result of the adoption of this guidance, net loss in the statements of operations for the years ended December 31, 2008 and 2007 has increased by $10.1 million and $5.9 million, respectively, for the reclassification of net loss allocated to redeemable noncontrolling interests. The adoption of this guidance under ASC 810 resulted in certain changes to the Fund’s financial statement presentation, but did not have a significant impact on the Fund’s consolidated financial statements.

3. REAL ESTATE INVESTMENTS

At December 31, 2009, the Fund indirectly owned interests in properties as follows:

			Leasable
Property	City	Acquisition Date	Square Feet	% Leased
			(Unaudited)	(Unaudited)
One Atlantic Center	Atlanta, Georgia	July 2006	1,100,312	76%
Three First National Plaza	Chicago, Illinois	March 2005	1,423,353	89
333 West Wacker	Chicago, Illinois	April 2006	853,243	77
One North Wacker	Chicago, Illinois	March 2008	1,373,754	97
One Shell Plaza	Houston, Texas	May 2004	1,230,395	100
Two Shell Plaza	Houston, Texas	May 2004	565,553	95
425 Lexington Avenue	New York, New York	August 2003	700,034	100
499 Park Avenue	New York, New York	August 2003	291,480	81
600 Lexington Avenue	New York, New York	February 2004	289,386	94
Riverfront Plaza	Richmond, Virginia	November 2006	951,590	95
525 B Street	San Diego, California	August 2005	449,183	94
The KPMG Building	San Francisco, California	September 2004	379,328	100
101 Second Street	San Francisco, California	September 2004	388,370	83
720 Olive Way	Seattle, Washington	January 2006	300,710	80
1200 Nineteenth Street	Washington, D.C.	August 2003	337,239	61
Warner Center	Woodland Hills, California	October 2006	808,274	90
Douglas Corporate Center	Sacramento, California	May 2007	214,606	76
Johnson Ranch Corporate Centre	Sacramento, California	May 2007	179,990	45
Roseville Corporate Center	Sacramento, California	May 2007	111,418	76
Summit at Douglas Ridge	Sacramento, California	May 2007	185,128	62
Olympus Corporate Centre	Sacramento, California	May 2007	193,178	54
Wells Fargo Center	Sacramento, California	May 2007	502,365	96
Charlotte Plaza	Charlotte, North Carolina	June 2007	625,026	93
Carillon	Charlotte, North Carolina	July 2007	471,507	77
Renaissance Square	Phoenix, Arizona	December 2007	965,508	88
			14,890,930

Investment property consisted of the following as of December 31, 2009 and 2008 (in thousands):

	December 31,	December 31,
	2009	2008
Buildings and improvements	$2,979,550	$2,954,815
Less accumulated depreciation	(254,489)	(180,329)
Buildings and improvements, net	2,725,061	2,774,486
Land	670,074	670,074
Investment property, net	$3,395,135	$3,444,560

As of December 31, 2009, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$640,508	$195,098	$85,579
Less accumulated amortization	(295,484)	(102,324)	(37,915)
Net	$345,024	$92,774	$47,664

As of December 31, 2008, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$698,354	$201,978	$91,648
Less accumulated amortization	(252,590)	(86,292)	(30,101)
Net	$445,764	$115,686	$61,547

Amortization expense was $100.7 million, $121.1 million, and $89.6 million for in-place leases for the years ended December 31, 2009, 2008, and 2007, respectively. Amortization of out-of-market leases, net, was a decrease to rental revenue of $9.1 million, $13.4 million, and $9.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. Amortization of above-market ground leases was a decrease to ground lease expense of approximately $120,000 for each of the years ended December 31, 2009, 2008, and 2007.

Anticipated amortization of in-place leases and out-of-market leases, net, for the next five years is as follows (in thousands):

Years Ending December 31,	In-Place Leases	Out-of-Market Leases — Net

2010	$78,327	$7,751
2011	68,881	7,122
2012	53,326	6,773
2013	42,048	6,056
2014	30,641	7,080

4. NOTES PAYABLE

The Fund's notes payable at December 31, 2009 and 2008, consist of the following (in thousands):

Description	Interest Rate as of December 31, 2009	Maturity Date	Outstanding Principal Balance at December 31, 2009	Outstanding Principal Balance at December 31, 2008
MORTGAGE DEBT
Secured Nonrecourse Fixed Rate Mortgage Loans:
Bank of America/Connecticut General Life Insurance:
425 Lexington Avenue, 499 Park Avenue, 1200 Nineteenth Street
Note A1	4.7752%	9/1/2013	$160,000	$160,000
Note A2	4.7752	9/1/2013	104,600	104,600
Note B	4.9754	9/1/2013	51,805	51,805
Prudential Financial, Inc. — 600 Lexington Avenue	5.7400	3/1/2014	49,850	49,850
Prudential Mortgage Capital Company Note A — One Shell Plaza/Two Shell Plaza	4.6400	6/1/2014	130,936	131,963
Prudential Mortgage Capital Company Note B — One Shell Plaza/TwoShell Plaza	5.2900	6/1/2014	63,099	63,537
Nippon Life Insurance Companies — The KPMG Building	5.1300	9/20/2014	80,000	80,000
Nippon Life Insurance Companies — 101 Second Street	5.1300	4/19/2010	75,000	75,000
The Northwestern Mutual Life Insurance Company — Three FirstNational Plaza	4.6700	4/1/2012	126,900	126,900
NLI Properties East, Inc. — 525 B Street	4.6900	8/7/2012	52,000	52,000
Prudential Insurance Company of America — 720 Olive Way	5.3200	2/1/2016	42,400	42,400
Prudential Insurance Company of America — 333 West Wacker	5.6600	5/1/2016	124,000	124,000
Prudential Insurance Company of America — One Atlantic Center	6.1000	8/1/2016	168,500	168,500
Bank of America, N.A. — Warner Center	5.6280	10/2/2016	174,000	174,000
Metropolitan Life Insurance Company — Riverfront Plaza	5.2000	6/1/2012	135,900	135,900
Bank of America, N.A. — Wells Fargo Center, Roseville Corporate
Center, Summit at Douglas Ridge, Olympus Corporate Centre, Johnson
Ranch Corporate Centre
Note A1	5.5585	5/1/2017	163,950	163,950
Note A2	5.5125	5/1/2014	18,650	18,650
Note A3	5.4545	5/1/2012	54,650	54,650
KeyBank National Association — Douglas Corporate Center	5.4270	6/1/2014	36,000	36,000
Metropolitan Life Insurance Company — Charlotte Plaza	6.0200	8/1/2012	97,500	97,500
Metropolitan Life Insurance Company — Carillon	6.0200	8/1/2012	78,000	78,000
Bank of America, N.A. — One Renaissance Square	5.1325	4/1/2012	103,600	103,600
Principal Commercial Funding LLC — Two Renaissance Square	5.1400	4/1/2012	85,200	85,200
Goldman Sachs — One North Wacker	5.1345	11/1/2012	166,031	169,046
TIAA — One North Wacker	5.5620	11/1/2012	41,508	42,261
			2,384,079	2,389,312
Secured Nonrecourse Variable Rate Mezzanine Loans:
The Northwestern Mutual Life Insurance Company — Three First National Plaza	1.24 (30- day LIBOR + 1%)	4/1/2010	14,100	14,100

REVOLVING CREDIT FACILITIES
KeyBank National Association — NY Core Office Trust	1.27 (weighted avg.)	12/19/2010	74,308	100,000
KeyBank National Association — US Core Office Properties	1.77 (weighted avg.)	10/31/2010	148,635	170,985

Total			$2,621,122	$2,674,397

The mortgage notes described above require monthly interest-only payments, except the mortgage loans at One Shell Plaza/Two Shell Plaza, which require monthly interest only payments for the first five years and payments of principal and interest on a 30-year amortization schedule for years 6 through 10 of its 10-year term and One North Wacker, which requires monthly payments of principal and interest on a 30-year amortization schedule. Prepayment of the mortgage notes principal balance is permitted with payment of a premium.  Each mortgage note is secured by a mortgage on the related property, the leases on the related property, and the security interest in personal property located on the related property.

For the variable rate mortgage loan at Three First National Plaza that matures April 1, 2010, the Fund expects to use cash on-hand and proceeds from a capital call to the limited partners of the subsidiary that owns Three First National Plaza to pay the entire outstanding balance on the maturity date of April 1, 2010.

For the fixed rate mortgage loan at 101 Second Street, the Fund expects to enter into an agreement with a financial institution before April 19, 2010, the maturity date, to refinance the entire principal balance of $75.0 million and extend the maturity date five years.

Revolving Credit Facilities

KeyBank National Association — NY Core Office Trust — On December 19, 2007, NY Trust entered into an unsecured revolving line of credit facility (“Credit Agreement I”) with KeyBank, as an administrative agent for itself and certain other lenders. The Credit Agreement I provides for borrowing capacity of up to $100.0 million. Loans under this facility bear interest, at the borrower’s option, at a variable rate or a LIBOR-based rate plus a spread ranging from 100 to 137.5 basis points based on a prescribed leverage ratio calculated for NY Trust. Payments of interest are due monthly, and all outstanding principal and unpaid interest are due on December 19, 2010, the maturity date of this facility. NY Trust may extend the maturity date for two successive one-year periods, subject to certain terms and conditions, primarily compliance with financial covenants.   The most restrictive financial covenants are based on current appraised values of the Trust’s properties.  If market conditions continue to deteriorate, it could have a negative impact on appraised values requiring principal payments on the facility to maintain covenant compliance. NY Trust may prepay the note at any time with three business days’ notice.  To the extent NY Trust remains in compliance with the financial covenants, NY Trust expects to exercise its option to extend the maturity date for one year.

KeyBank National Association — US Core Office Properties — On August 31, 2005, and as amended November 8, 2006, Hines US Core Office Properties LP (“Core Office Properties”), a subsidiary of the Fund, entered into a revolving line of credit facility (“Credit Agreement II”) with KeyBank, as an administrative agent for itself and certain other lenders. The Credit Agreement II provides for borrowing capacity of up to $285.0 million, less outstanding letters of credit of $7.5 million and approximately $286,000 as of December 31, 2009 and 2008, respectively. Loans under this facility bear interest, at the borrower’s option, at a variable rate or a LIBOR-based rate plus a spread ranging from 125 to 200 basis points based on a prescribed leverage ratio calculated for Core Office Properties, which ratio under the Credit Agreement II takes into account Core Office Properties’ effective ownership interest in the debt and certain allowable assets of entities in which Core Office Properties directly and indirectly invests. Payments of interest are due monthly, and all outstanding principal and unpaid interest is due on October 31, 2010, the maturity date of this facility.   In accordance with the terms of Credit Agreement II, the Core Office Properties’ assets are currently being appraised as of December 31, 2009.  Once appraisals are finalized, Core Office Properties expects it will not be in compliance with certain financial covenants under Credit Agreement II.  Management expects to solicit a waiver from the lenders related to the Core Office Properties’ non-compliance with these covenants while they attempt to renegotiate and amend the terms of the credit agreement, which is expected to include an extension of the maturity date.  In the event Management does not obtain a waiver, KeyBank, as Administrative Agent for the lenders, may declare the principal amount outstanding immediately due and payable.  If that were to occur, Core Office Properties would be required to raise additional equity and/or sell assets to raise sufficient funds to make the principal payment.

As of December 31, 2009, the scheduled principal payments on notes payable are due as follows (in thousands):

Years Ending December 31,

2010	$319,055
2011	7,377
2012	936,475
2013	319,918
2014	365,447
Thereafter	672,850

2,621,122
Unamortized discount	(2,522)

Total	$2,618,600

All of the notes described above contain both affirmative and negative covenants.  The Fund is not aware of any instances of noncompliance with such covenants at December 31, 2009, except as noted above related to Credit Agreement II.

5. RENTAL REVENUES

The Fund has entered into noncancelable lease agreements, subject to various escalation clauses, with tenants for office and retail space. As of December 31, 2009, the approximate fixed future minimum rentals through 2027 are as follows (in thousands):

Fixed Future
Minimum
Years Ending December 31	Rentals

2010	$347,813
2011	333,759
2012	287,200
2013	250,952
2014	217,141
Thereafter	746,006

Total	$2,182,871
Of the total rental revenue for the years ended December 31, 2009 and 2008, no tenant leased space representing 10% or more of total rental revenue.

Of the total rental revenue for the year ended December 31, 2007, approximately:

●	10% was earned from a tenant in the legal services industry, whose lease expires on October 31, 2018.

The tenant leases generally provide for annual rentals that include the tenants’ proportionate share of real estate taxes and certain building operating expenses. The Funds’ tenant leases have remaining terms of up to 18 years and generally include tenant renewal options that can extend the lease terms.

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

Redemptions — Beginning in the calendar year ending after the first anniversary of acquiring an interest in the Fund, a partner may request redemption of all or a portion of its interest in the Fund.   Such redemption shall be made prior to the end of the calendar year following the year in which the redemption request is made at a price equal to the interest’s value based on the net asset value of the Fund at the time of redemption.  The Fund will attempt to redeem up to 10%, in the aggregate, of the outstanding interests in the Fund, Core Office Trust, and Core Office Properties during any calendar year, provided that the Fund will not redeem any interests if the managing general partner determines that such redemption would result in any real estate investment trust (“REIT”) in which the Fund has an interest ceasing to qualify as a domestically controlled REIT for U.S. income tax purposes.  In July 2009, the partners approved an amendment to the limited partnership agreement suspending the redemption policy for 2010 and 2011.

In 2008, two limited partners requested the redemption of all or a portion of their interests in the Fund.  One limited partner requested that the Fund redeem at least $30 million worth of its interest in the Fund.  As of January 1, 2010, this limited partner had 98,952 units interest in the Fund.  On December 30, 2009, this limited partner elected to defer the payment of the redemption request until no earlier than February 15, 2010.  Payment shall be due 7 days after written notice delivered by the limited partner on the 15th day of any month but not earlier than February 15, 2010.  As of December 31, 2009 and 2008, this redemption totaling $30.0 million is included in other liabilities in the consolidated balance sheets. The other limited partner requested the redemption of all of its interest in the Fund.  As of January 1, 2010, this limited partner had 29,651 units interest in the Fund.  The exact cost of this redemption is not yet determinable because the units will be redeemed at the unit interest’s value based on the net asset value of the Fund at the time of the redemption.  On October 23, 2009, this limited partner elected to defer the payment of the redemption request until December 31, 2011.  This limited partner can also elect to further extend the redemption payment date for two consecutive one-year periods, with written notice to the Fund.

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

Rights of Promark Investment Advisors, Inc. — The Second Amended and Restated Investor Rights Agreement among Hines, the Fund, Core Office Properties, NY Trust, Hines Shell Plaza Partners LP (“Shell Plaza Partners”), Hines Three First National Partners LP (“TFN Partners”), Hines 720 Olive Way Partners LP (“720 Olive Way Partners”), Hines 333 West Wacker Partners LP (“333 West Wacker Partners”), Hines Warner Center Partners LP (“Warner Center Partners”), Hines CF Sacramento Partners LP (“CF Sacramento Partners”), Promark Investment Advisors, Inc. (“Promark”), formerly known as General Motors Investment Management Corporation and a number of institutional investors advised by Promark (each an “Institutional Co-Investor” and collectively, the “Institutional Co-Investors”), dated October 12, 2005, provides Promark with certain co-investment rights with respect to the Fund’s investments. As of December 31, 2009, the Institutional Co-Investors co-invest with the Fund in 16 of the Fund’s Properties, owning effective interests in the Properties as follows:

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

Co-Investment Rights — Promark, on behalf of one or more funds it advises, has the right to co-invest with the Fund in connection with each investment made by the Fund in an amount equal to at least 20% of the total equity capital to be invested in such investment.

Promark also has the right, but not the obligation, on behalf of one or more funds it advises, to co-invest with third-party investors in an amount equal to at least 50% of any co-investment capital sought by the Fund from third-party investors for a prospective investment. In order to exercise such third-party co-investment right, Promark must invest at least 50% of the equity to be invested from sources other than the Fund.

If the owner of an investment desires to contribute the investment to the Fund and receive interests in the Fund or a subsidiary of the Fund on a tax-deferred basis, Promark has no co-investment rights with respect to the portion of such investment being made through the issuance of such tax-deferred consideration.

Buy/Sell Rights — Promark, on behalf of the Institutional Co-Investors having an interest in NY Trust, Shell Plaza Partners, TFN Partners, 720 Olive Way Partners, 333 West Wacker Partners, Warner Center Partners, CF Sacramento Partners and any other entity through which a co-investment is made (each, a “Co-Investment Entity”), on the one hand, and the Fund, on the other hand, have the right to initiate at any time the purchase and sale of any property in which any Institutional Co-Investor has an interest (the “Buy/Sell”). A Buy/Sell is triggered by either party delivering a written notice to the other party that identifies the property and states the value the tendering party assigns to such property (the “Stated Value”). The recipient may elect by written notice to be the buyer or seller with respect to such property or, in the absence of a written response, will be deemed to have elected to be a seller. If the property that is the subject of the Buy/Sell is owned by a Co-Investment Entity that owns more than one property, then such Co-Investment Entity will sell the property to the party determined to be the buyer pursuant to the Buy/Sell notice procedure for the Stated Value, and the proceeds of the sale will be distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. If the property in question is the only property owned by a Co-Investment Entity, then the party determined to be the buyer pursuant to the Buy/Sell notice procedure will acquire the interest of the selling party in the Co-Investment Entity for an amount equal to the amount that would be distributed to the selling party if the property were sold for the Stated Value and the proceeds distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. For this purpose, the Shell Buildings and Warner Center are each considered to be a single property.

Redemption Rights — For each asset in which the Institutional Co-Investors acquire interests pursuant to Promark’s co-investment rights, the Fund must establish a three-year period ending no later than the 12th anniversary of the date such asset is acquired, unless Promark elects to extend it, during which the entity through which the Institutional Co-Investors make their investments will redeem or acquire such Institutional Co-Investors’ interest in such entity at a price based on the net asset value of such entity at the time of redemption date, unless Promark elects to extend this period.  The scheduled redemption periods of the existing Co-Investment entities are as follows:

Co-Investment Equity	Redemption Period
NY Trust	August 19, 2012 - August 19, 2013
Shell Plaza Partners	May 10, 2011 – May 10, 2014
TFN Partners	March 22, 2010 – March 22, 2013
720 Olive Way Partners	January 30, 2015 – January 30, 2018
333 West Wacker Partners	April 3, 2015 – April 3, 2018
Warner Center Partners	October 2, 2015 – October 2, 2018
CF Sacramento Partners	May 1, 2016 – May 1, 2019

On March 17, 2010, the Promark investors owning an interest in TFN Partners elected by majority vote to extend the redemption date by one year.  The redemption period for TFN Partners is now March 22, 2011 to March 22, 2014.

Rights of IK Funds — As of December 31, 2009, IK US Portfolio Invest GmbH & Co. KG (“IK Fund I”), IK US Portfolio Invest Zwei GmbH & Co. KG (“IK Fund II”) and IK US Portfolio Invest Drei GmbH & Co. KG (“IK Fund III”), each a limited partnership established under the laws of Germany (collectively the “IK Funds”), owned 108,285, 97,799 and 67,949 units, respectively, of limited partnership interest in Core Office Properties.  The IK Funds have the right to require Core Office Properties to redeem, at a price based on the net asset value of Core Office Properties as of the date of redemption, all or any portion of its interest, subject to a maximum redemption amount of $150.0 million for IK Fund II and IK Fund III, as of the following dates:

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

7.  RELATED-PARTY TRANSACTIONS

The Companies have entered into management agreements with Hines, a related party, to manage the operations of the Properties. As compensation for its services, Hines receives the following:

●
A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the specific Property. The Fund incurred management fees of $12.5 million, $12.0 million, and $8.9 million for the years ended December 31, 2009, 2008, and 2007, respectively.

●
 Salary and wage reimbursements of its on-site property personnel incurred by the Fund for the years ended December 31, 2009, 2008, and 2007 were $20.9 million, $20.0 million, and $14.6 million, respectively.

●
Reimbursement for various direct services performed off site that are limited to the amount that is recovered from tenants under their leases and usually will not exceed in any calendar year a per-rentable-square-foot limitation. In certain instances, the per-rentable-square-foot limitation may be exceeded with the excess offset against property management fees received. For the years ended December 31, 2009, 2008, and 2007, reimbursable services to Hines from the Fund were $4.1 million, $4.1 million, and $2.6 million, respectively.

●
Leasing commissions equal to 1.5% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion, or similar event. Leasing commissions of $8.4 million, $2.2 million, and $3.4 million were incurred by the Fund during the years ended December 31, 2009, 2008, and 2007, respectively.

●	Construction management fees of approximately $335,000, $490,000, and $93,000 during the years ended December 31, 2009, 2008, and 2007, respectively.

●
Development management fees equal to 2.5% of the total project costs related to the redevelopment, plus direct costs incurred by Hines in connection with providing the related services. Development management fees were approximately $188,000, $451,000, and $790,000 during the years ended December 31, 2009, 2008, and 2007, respectively.

●
Other fees, primarily related to legal fees, information technology, tax department support charges and security services provided by Setec Protection Service Limited Partnership (“SETEC”), an affiliate of Hines, in the amounts of approximately $505,000, $453,000, and $1.2 million during the years ended December 31, 2009, 2008, and 2007, respectively.

Certain subsidiaries of the Fund have entered into lease agreements with Hines Core Fund Services, LLC (“Services”), an affiliate of Hines, for the operation of their respective parking garages. Under the terms of the lease agreements, the Fund received rental fees of $7.5 million, $8.4 million, and $6.2 million during the years ended December 31, 2009, 2008, and 2007, respectively. Receivables due to the Fund from Services were approximately $684,000 and $650,000 at December 31, 2009 and 2008, respectively.

In addition, the Fund has related party payables owed to Hines and its affiliated entities at December 31, 2009 and 2008 of $7.7 million and $4.5 million, respectively, for accrued management fees, payroll expense, leasing commissions, off-site services, and legal and other general and administrative costs.

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

As of December 31, 2009, required payments under the terms of the leases are as follows (in thousands):

Fixed Future
Minimum
Years Ending December 31,	Rent Payments

2010	$1,695
2011	1,759
2012	1,829
2013	1,901
2014	1,976
Thereafter	155,905

Total	$165,065

Ground lease expense for each of the years ended December 31, 2009, 2008, and 2007, was $3.8 million and is included in general and administrative expenses in the accompanying consolidated statements of operations.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2009 and 2008. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Fund could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2009 and 2008, management estimates that the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities and distributions payable are recorded at amounts that reasonably approximate fair value due to the short-term nature of these items. Fair value of fixed and variable rate notes payable at December 31, 2009 and 2008, was $2,436.6 million and $2,406.3 million, respectively, based upon interest rates available for the issuance of debt with similar terms and maturities, with carrying amounts of $2,618.6 million and $2,670.6 million, respectively.

10.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash disclosures were as follows (in thousands):

	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$131,601	$132,373	$100,694
Cash paid for income taxes	$480	$388	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Accrued additions to investment property	$2,846	$7,750	$3,209
Prepaid contributions from redeemable noncontrolling interests realized	$-	$36,040	$-
Distributions declared and unpaid	$2,218	$16,574	$21,552
Dividends and distributions declared and unpaid to redeemable
noncontrolling interests	$9,396	$10,292	$11,758
Accrued redemption of partnership interest	$30,000	$30,000	$-
Mortgage assumed upon acquisition of property	$-	$217,299	$181,935
Security deposits assumed upon acquisition of property	$-	$452	$1,486

11.  COMMITMENTS AND CONTINGENCIES

In March 2005, the FASB issued ASC 410, Asset Retirement and Environmental Obligations. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. This legal obligation is absolute, despite the uncertainty regarding the timing and/or method of settlement. In addition, the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through normal operation of the asset. ASC 410 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Pursuant to ASC 410, the Fund has determined that certain obligations meet the criteria for recording a liability and has recorded an asset retirement obligation aggregating approximately $3.2 million and $3.1 million as of December 31, 2009 and 2008, respectively, which is included in other liabilities in the consolidated balance sheets.

Hines US Core Office Fund LP, on behalf of one of its consolidated subsidiaries, is a guarantor for the payment of a tenant improvement allowance related to a lease at one of its properties.  The guarantee expires when the tenant improvement allowance is paid.  The remaining unpaid tenant improvement allowance as of December 31, 2009 is $7.0 million and is included in accounts payable and accrued expenses in the consolidated balance sheet.

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

12.  REDEVELOPMENT OF 1200 NINETEENTH STREET

On October 8, 2007, the Trust entered into a construction contract for the redevelopment of the property located at 1200 Nineteenth Street in Washington, D.C., for a maximum guaranteed payment of $49.0 million including approved change orders. As of December 31, 2009 and 2008, $48.2 million and $35.3 million, respectively, of the maximum guaranteed payment had been paid.   As of December 31, 2009 and 2008, approximately $383,000 and $5.3 million, respectively, of the maximum guaranteed payment is included in accounts payable and accrued expenses and other liabilities in the consolidated balance sheets.  Interest costs capitalized related to this redevelopment totaled approximately $503,000, $1.3 million, and $34,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
HCB II River LLC
Houston, Texas

We have audited the accompanying consolidated balance sheet of HCB II River LLC and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/   Deloitte & Touche LLP

Houston, Texas
March 31, 2010

HCB II RIVER LLC

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008 (UNAUDITED)
(In thousands)

	2009	2008 (unaudited)
ASSETS

Investment property — net	$60,511	$45,345
Cash and cash equivalents	359	104
Tenant and other receivables	841	673
Intangible lease assets, net	255	392
Deferred lease costs, net	295	162
Prepaid expenses and other assets	64	57

TOTAL ASSETS	$62,325	$46,733

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$92	$29
Intangible lease liabilities — net	370	564
Tax liabilities	262	179
Security deposits	182	-
Other liabilities	8	136

Total liabilities	914	908

Commitments and contingencies

Members’ equity	61,411	45,825

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$62,325	$46,733

See notes to consolidated financial statements.

HCB II RIVER LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED) AND THE PERIOD FROM MAY 15, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007 (UNAUDITED)
(In thousands)

	2009	2008 (unaudited)	Period from May 15, 2007 – December 31, 2007 (unaudited)
Rental revenues	$7,665	$7,873	$3,313

Expenses:
Depreciation and amortization	1,355	1,697	1,962
Property operating expenses	698	649	160
General and administrative	59	109	66
Property management fees	190	187	85
Other expense	260	267	145

Total expenses	2,562	2,909	2,418

Income before interest income and income tax expense	5,103	4,964	895

Interest income	15	8	25

Income before income tax expense	5,118	4,972	920
Income tax expense	(739)	(756)	(322)

Net income	$4,379	$4,216	$598

See notes to consolidated financial statements.

HCB II RIVER LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED) AND THE PERIOD FROM MAY 15, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007 (UNAUDITED)
(In thousands)
		Accumulated
		Other	Total
	Members'	Comprehensive	Members'
	Equity	Income (Loss)	Equity
Balance as of May 15, 2007 (Date of inception)	$-	$-	$-
Comprehensive income:
Net Income (Unaudited)	598	-	598
Foreign currency translation adjustment (Unaudited)	-	4,779	4,779
Total comprehensive income - (Unaudited)			5,377
Contributions from members (Unaudited)	58,114	-	58,114
Distributions to members (Unaudited)	(1,926)	-	(1,926)
BALANCE December 31, 2007 (Unaudited)	56,786	4,779	61,565
Comprehensive income:
Net Income (Unaudited)	4,216	-	4.216
Foreign currency translation adjustment (Unaudited)	-	(14,708)	(14,708)
Total comprehensive income - (Unaudited)			(10,492)
Distributions to members (Unaudited)	(5,248)	-	(5,248)
BALANCE December 31, 2008 (Unaudited)	55,754	(9,929)	45,825
Comprehensive income:
Net Income	4,379	-	4,379
Foreign currency translation adjustment	-	15,632	15,632
Total comprehensive income			20,011
Distributions to members	(4,425)	-	(4.425)
BALANCE December 31, 2009	$55,708	$5,703	$61,411

See notes to the consolidated financial statements.

HCB II RIVER LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED) AND THE PERIOD FROM MAY 15, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007 (UNAUDITED)
(In thousands)

	2009	2008 (unaudited)	Period from May 15, 2007 – December 31, 2007 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,379	$4,216	$598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	978	1,200	1,891
Changes in assets and liabilities:
Tenant and other receivables	54	(360)	(517)
Deferred lease costs	(223)	(180)	(65)
Prepaid expenses and other assets	13	(35)	-
Accounts payable and accrued expenses	52	197	13
Other liabilities	19	9	240
Net cash provided by operating activities	5,272	5,047	2,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investment property	(621)	(123)	(58,983)
Acquired lease intangibles	-	-	1,110
Net cash used in investing activities	(621)	(123)	(57,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from members	-	-	58,114
Distributions to members	(4,425)	(5,248)	(1,926)
Net cash (used in) provided by financing activities	(4,425)	(5,248)	56,188

EFFECT OF EXCHANGE RATE CHANGES ON CASH	29	(116)	69

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	255	(440)	544

CASH AND CASH EQUIVALENTS — Beginning of period	104	544	-

CASH AND CASH EQUIVALENTS — End of period	$359	$104	$544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$731	$729	$173

See notes to consolidated financial statements.

HCB II RIVER LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED) AND THE PERIOD FROM MAY 15, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007 (UNAUDITED)

1.  ORGANIZATION

HCB II River LLC (the “Company”) was formed on May 15, 2007, as a Delaware limited liability company ( “LLC”), by HCB Interests II LP (“HCB”), as a co-investment vehicle for the purpose of acquiring and holding an existing industrial park located in Sao Paolo, Brazil (the “Property), through wholly owned subsidiaries.  On July 2, 2007, HCB and Hines REIT Properties, Limited Partnership (“HRP”) amended and restated the Company’s LLC agreement and admitted HRP as a member of the Company.

The Company acquired its interest in the Property on July 2, 2007, which consists of 693,115 rentable square feet (unaudited).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of the Company, as well as the accounts of entities over which the Company exercises financial and operating control. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position as of December 31, 2008 and 2007 and the consolidated results of operations, members’ equity and cash flows for the year ended December 31, 2008 and the period from May 15, 2007 (date of inception) through December 31, 2007. Such adjustments are of a normal recurring nature. Amounts referenced in these notes to the consolidated financial statements as of December 31, 2008 and 2007 and for the year ended December 31, 2008 and the period from May 15, 2007 (date of inception) through December 31, 2007 are unaudited.

Management has evaluated subsequent events through March 31, 2010, which is the date the consolidated financial statements were issued.

International Operations —The Brazilian real is the functional currency for the Property. The Property has translated its financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The Property translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These translation gains or losses are included in foreign currency translation adjustment as a separate component of members’ equity. Accumulated other comprehensive income (loss) was $5.7 million and ($9.9) million (unaudited) as of December 31, 2009 and 2008, respectively, due to the foreign currency translation adjustments recorded during each year. Upon disposal of the Property, the Company will remove the accumulated translation adjustment from equity and include it as part of the gain or loss on disposal in its consolidated statement of operations.

Investment Property — Real estate assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, generally 20 years for electrical and mechanical installations and 40 years for buildings. Major replacements where the betterment extends the useful life of the assets are capitalized. Maintenance and repair items are expensed as incurred.

Real estate assets are reviewed each reporting period for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of the property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect impairment in the value of the asset. At December 31, 2009 and 2008, management believes no such impairment has occurred. The determination of whether a property investment is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. If market conditions continue to deteriorate or if management’s plans for the property change, write-downs could be required in the future.

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of the acquired property are included in the Company’s results of operations from the date of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by independent appraisers and are used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases and acquired above- and below-market leases. Values of buildings and improvements are determined based on their replacement costs.

The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the property to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved and includes an estimate of the net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized to amortization expense over the remaining lease terms.

Acquired above- and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above- and below-market lease values are amortized as adjustments to rent revenue over the remaining terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

Cash and Cash Equivalents — The Company defines cash and cash equivalents as cash on hand and investment instruments with original maturities of three months or less.

Tenant and Other Receivables — Receivable balances outstanding consist of base rents and tenant reimbursements, which are paid one month in arrears.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  No allowance for doubtful accounts was recorded as of December 31, 2009 and 2008 (unaudited).

Deferred Leasing Costs — Deferred leasing costs consist of third-party leasing commissions, which are capitalized and amortized over the life of the related lease. Amortization expense related to other deferred leasing costs for the years ended December 31, 2009 and 2008 and the period from May 15, 2007 (date of inception) through December 31, 2007 was approximately $173,000, $36,000 (unaudited) and $3,000 (unaudited), respectively. Deferred leasing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of approximately $223,000 and $31,000 (unaudited) at December 31, 2009 and 2008, respectively.

Revenue Recognition — The Company recognizes rental revenue on a straight-line basis over the life of the lease, including the effect of rent holidays, if any. Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the lease agreement.

Income Taxes — The Company has recorded an income tax provision for Brazilian income taxes of approximately $739,000, $756,000 (unaudited), and $322,000 (unaudited) in accordance with Brazilian tax laws and regulations for the years ended December 31, 2009 and 2008 the period from May 15, 2007 (date of inception) through December 31, 2007, respectively. The Company adopted Accounting Standards Codification ("ASC") 740, Income Taxes as of January 1, 2009. The Company does not believe it has any uncertain tax positions or deferred tax assets or liabilities requiring disclosure.

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

Recent Accounting Pronouncements — In May 2009, the Financial Accounting Standard Board issued guidance in ASC 855, Subsequent Events, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Management adopted this guidance beginning with the December 31, 2009 consolidated financial statements.  The adoption of ASC 855 resulted in the inclusion of certain additional disclosures in the notes to the Company’s consolidated financial statements but did not have a significant impact on its consolidated financial statements.

3. REAL ESTATE INVESTMENTS

Investment property consisted of the following as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31,2008 (unaudited)
Buildings and improvements	$42,005	$30,762
Less accumulated depreciation	(2,666)	(1,191)
Buildings and improvements, net	39,339	29,571
Land	21,172	15,774
Investment property, net	$60,511	$45,345

As of December 31, 2009, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Below-Market Leases
Cost	$2,727	$1,633
Less accumulated amortization	(2,472)	(1,263)
Net	$255	$370

As of December 31, 2008, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases (unaudited)	Below-MarketLeases (unaudited)
Cost	$2,032	$1,217
Less accumulated amortization	(1,640)	(653)
Net	$392	$564

Amortization expense was approximately $239,000, $632,000 (unaudited) and $1.4 million (unaudited) for in-place leases for the years ended December 31, 2009 and 2008 and the period from May 15, 2007 (date of inception) through December 31, 2007, respectively.  Amortization of out-of-market leases, net, was an increase to rental revenue of approximately $342,000, $455,000 (unaudited) and $340,000 (unaudited) for the years ended December 31, 2009 and 2008 and the period from May 15, 2007 through December 31, 2007, respectively.

Anticipated amortization of in-place and out-of-market leases, net, for the next five years is as follows (in thousands):

	In-Place	Out-of-Market Lease
Years Ending December 31,	Leases	Liabilities — Net

2010	$255	$(370)
2011	-	-
2012	-	-
2013	-	-
2014	-	-

4. RENTAL REVENUES

   The Company has entered into noncancelable lease agreements, subject to various escalation clauses with tenants for industrial space. The tenant leases generally provide for annual rentals and expense recoveries that include the tenants’ proportionate share of real estate taxes and certain building operating expenses. As of December 31, 2009, the approximate fixed future minimum rentals through 2014 are as follows (in thousands):

Fixed Future
Years Ending December 31,	Minimum Rentals

2010	$1,901
2011	-	(a)
2012	-	(a)
2013	-	(a)
2014	-	(a)
Thereafter	-

Total	$1,901

(a)
Although the Property has leases with contractual rents through 2014, several of the leases contain contractual adjustments that reset the rent annually based on an inflationary index not in existence or known at lease execution.  Accordingly, for leases that include that clause, there is not a fixed minimum rental to disclose after such lease’s reset date.

Of the total rental revenue for the years ended December 31, 2009 and 2008 (unaudited) and the period from May 15, 2007 through December 31, 2007 (unaudited), respectively, approximately:

•	28%, 28% and 31% was earned from a tenant in the manufacturing industry, whose lease expires in 2010, and

•	25%, 25% and 27% was earned from a tenant in the transportation and warehousing industry, whose lease expires in 2014, and

•	17%, 18% and 22% was earned from a tenant in the transportation and warehousing industry, whose lease expires in 2013, and

•	13%, 12% and 11% was earned from a tenant in the transportation and warehousing industry, whose lease expired in 2009, and

•	10%, 9% and 0% was earned from a tenant in the transportation and warehousing industry, whose lease expires in 2013.

5.  GOVERNING AGREEMENTS

Governance of the Company — The Company is governed by the Amended and Restated Limited Liability Company Agreement (the “Agreement”), dated July 2, 2007. The Company shall continue until the Company is dissolved pursuant to the provisions of the Agreement.

Management — HCB, as the managing member, manages the day-to-day affairs of the company.  Major Decisions, as defined by the Agreement, must be approved by both HCB and HRP.

Contributions — The managing member may request additional cash contributions to fund operating shortfalls or other needs of the Company.  Each member shall contribute its pro rata share of the additional cash contributions within 10 business days after such request.

Allocation of Profits/Losses — Except as it relates to owner subsidiary level fees (“OS Fees”), all profits and losses for any fiscal year shall be allocated pro rata among the members in proportion to their respective percentage interests.  Each member shall be directly allocated losses attributable to their respective OS Fees.  All profits and losses are subject to special and curative allocations as provided in the Agreement.

Distributions — Except as it relates to cash flows related to OS Fees, distributions of the Company’s cash flow shall generally be made in proportion to each member’s respective percentage interest.

Buy/Sell Rights — Each member has the right to initiate, at any time, the purchase and sale of the Property (the “Buy/Sell”). A Buy/Sell is triggered by either member delivering a written notice to the other member that identifies the Property and states the value that the tendering member assigns to the Property (the “Price”). The recipient may elect, by written notice, to be the buyer or seller with respect to the Property or, in the absence of a written response, will be deemed to have elected to be a seller. The member determined to be the buyer pursuant to the Buy/Sell notice procedure will acquire the interest of the selling party in the Partnership for an amount equal to the amount that would be distributed to the selling party if the Property were sold for the Price and the proceeds distributed in accordance with the applicable provisions of the constituent documents of the Agreement.

6.  RELATED-PARTY TRANSACTIONS

The Company has entered into a management agreement with an affiliate of Hines Interest Limited Partnership (“Hines”) to manage the operations of the Property. As compensation for its services, Hines received the following:

•
  A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the Property. The Company incurred management fees of approximately $190,000, 187,000 (unaudited) and $85,000 (unaudited) for the years ended December 31, 2009 and 2008 and the period from May 15, 2007 (date of inception) through December 31, 2007, respectively.

•
  Salary and wage reimbursements of its on-site property personnel of $155,000, $178,000 (unaudited) and $74,000 (unaudited) for the years ended December 31, 2009 and 2008 and the period from May 15, 2007 (date of inception) through December 31, 2007, respectively.

•
  Reimbursement for accounting services performed off-site that will not exceed in any calendar year a per-rentable-square-meter limitation.  For the years ended December 31, 2009 and 2008 and the period from May 15, 2007 (date of inception) through December 31, 2007, services reimbursable to Hines from the Company were approximately $45,000, $45,000 (unaudited) and $22,000 (unaudited), respectively.

•
  Reimbursement for various expenses and direct services performed by off-site personnel. For the years ended December 31, 2009 and 2008 and the period from May 15, 2007 (date of inception) through December 31, 2007, services reimbursable to Hines from the Company were approximately $27,000, $23,000 (unaudited) and $10,000 (unaudited), respectively.

•
  Leasing commissions generally equal to 4.0% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion, or similar event. Leasing commissions of approximately $259,000, $142,000 (unaudited) and $68,000 (unaudited) were incurred by the Company for the years ended December 31, 2009 and 2008 and the period from May 15, 2007 (date of inception) through December 31, 2007, respectively.

7.  COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas

We have audited the consolidated financial statements of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 31, 2010; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. The financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 31, 2010

Hines Real Estate Investment Trust, Inc.

Schedule II — Valuation and Qualifying Accounts
December 31, 2009

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2009	$956	$1,011	$(745)	$1,222
Allowance for Doubtful Accounts as of December 31, 2008	$90	$1,196	$(330)	$956
Allowance for Doubtful Accounts as of December 31, 2007	$14	$156	$(80)	$90

(a) Write-offs of accounts receivable previously reserved.

Hines Real Estate Investment Trust, Inc.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2009

			Initial Cost				Costs		Gross Amount at Which Carried at 12/31/2009							Life on Which
Description				Buildings and			Capitalized Subsequent to			Buildings and		Accumulated	Date of		Date	Depreciation is Computed
(a)	Location	Encumbrances	Land	Improvements	Total		Acquisition		Land	Improvements	Total	Depreciation	Construction		Acquired	(c)
	(In thousands)
1900 and 2000 Alameda	San Mateo, California	$33,065	$18,522	$22,495	$41,017		$3,640		$18,523	$26,134	$44,657	$(2,957)	1971,1983		June-05	0 to 40 years
Citymark	Dallas, Texas	15,303	6,796	3,442	10,238		542		6,796	3,985	10,781	(461)	1987		August-05	0 to 40 years
1515 S Street	Sacramento, California	45,000	13,099	54,017	67,116		1,792		13,099	55,809	68,908	(5,776)	1987		November-05	0 to 40 years
Airport Corporate Center	Miami, Florida	77,900	44,292	100,535	144,827		2,645		44,292	103,180	147,472	(10,183)	1982-1996	(d)	January-06	0 to 40 years
321 North Clark	Chicago, Illinois	136,632	27,896	159,763	187,659		565		27,896	160,328	188,224	(14,884)	1987		April-06	0 to 40 years
3400 Data Drive	Rancho Cordova, California	18,079	4,514	21,083	25,597		280		4,516	21,361	25,877	(1,676)	1990		November-06	0 to 40 years
Watergate Tower IV	Emeryville, California	79,921	31,280	93,316	124,596		40		31,257	93,379	124,636	(7,151)	2001		December-06	0 to 40 years
Daytona Buildings	Redmond, Washington	53,458	19,204	63,613	82,817		419		19,197	64,039	83,236	(4,822)	2002		December-06	0 to 40 years
Laguna Buildings	Redmond, Washington	65,542	29,175	76,180	105,355		(452	)(i)	28,617	76,286	104,903	(5,708)	1987		January-07	0 to 40 years
Atrium on Bay	Toronto, Ontario	184,020	45,579	163,623	209,202	(f)	23,906	(h)	50,413	182,693	233,106	(13,090)	1987		February-07	0 to 40 years
Seattle Design Center	Seattle, Washington	31,000	15,683	32,701	48,384		692		15,667	33,408	49,075	(2,219)	1973,1983	(b)	June-07	0 to 40 years
5th and Bell	Seattle, Washington	39,000	3,533	58,628	62,161		35		3,531	58,665	62,196	(3,688)	2002		June -07	0 to 40 years
3 Huntington Quadrangle	Melville, New York	48,000	16,698	60,539	77,237		1,189		16,698	61,729	78,427	(3,754)	1971		July-07	0 to 40 years
One Wilshire	Los Angeles, California	159,500	32,618	236,797	269,415		2,647		32,617	239,443	272,060	(14,338)	1966		August-07	0 to 40 years
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	45,000	23,308	45,384	68,692		2,304		23,308	47,688	70,996	(2,667)	1986-1999	(e)	September-07	0 to 40 years
JPMorgan Chase Tower	Dallas, Texas	160,000	9,274	253,293	262,567		1,166		9,285	254,448	263,733	(13,539)	1987		November-07	0 to 40 years
2555 Grand	Kansas City, Missouri	86,000	1,194	123,816	125,010		295		1,194	124,111	125,305	(5,709)	2003		February-08	0 to 40 years
Raytheon/DirecTV Buildings	El Segundo, California	51,900	37,366	65,422	102,788		18		37,366	65,440	102,806	(2,949)	1976		March-08	0 to 40 years
Williams Tower	Houston, Texas	165,000	57,777	185,184	242,961		(6,807)		50,270	185,884	236,154	(7,750)	1982		May-08	0 to 40 years
4050/4055 Corporate Drive	Dallas, Texas	—	6,030	34,022	40,052		3		6,030	34,025	40,055	(1,371)	1996, 1997		May-08	0 to 40 years
Distribution Park Araucaria (g)	Curitiba, Brazil	—	4,332	24,005	28,337		9,916	(h)	5,847	32,406	38,253	(844)	2006		December-08	0 to 40 years
Distribution Park Louveira (g)	Sao Paolo, Brazil	—	7,514	28,206	35,720		12,498	(h)	10,141	38,076	48,217	(992)	2007		December-08	0 to 40 years
Distribution Park Vinhedo (g)	Sao Paolo, Brazil	—	7,835	29,413	37,248		13,032	(h)	10,575	39,705	50,280	(1,034)	2008		December-08	0 to 40 years
345 Inverness Drive	Denver, Colorado	14,005	1,985	17,798	19,783		50		1,985	17,848	19,833	(449)	2002		December-08	0 to 40 years
Arapahoe Business Park	Denver, Colorado	18,278	3,463	29,350	32,813		26		3,463	29,376	32,839	(737)	1997 – 2001		December-08	0 to 40 years
Total		$1,526,603	$468,967	$1,982,625	$2,451,592		$70,441		$472,583	$2,049,446	$2,522,029	$(128,748)
__________

(a)	Assets consist of institutional-quality office properties and industrial/distribution facilities.

(b)	Seattle Design Center consists of a two-story office building constructed in 1973 and a five-story office building with an underground garage constructed in 1983.

(c)
Real estate assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant inducements and lease intangibles are amortized over the respective lease term. Building improvements are depreciated over 5-25 years and buildings are depreciated over 40 years.

(d)	Airport Corporate Center consists of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land development site.

(e)	The Minneapolis Office/Flex Portfolio consists of nine buildings constructed between 1986 and 1999.

(f)	Components of Initial Cost for this property were converted from Canadian dollars to U.S. dollars using $0.8618, the currency exchange rate as of the date of acquisition.

(g)	Components of Initial Cost for this property were converted from Brazilian Reais to U.S. dollars using $0.4255, the currency exchange rate as of the date of acquisition.

(h)	Includes the effects of changes in the foreign currency exchange rates.

(i)	The decrease is a result of the sale of land owned in connection with Laguna in December 2009.

(j)	The decrease is a result of the sale of a 2.8 acre park and waterwall adjacent to Williams Tower in December 2008 and an impairment charge recorded on a land parcel in October 2009.

The changes in total real estate assets for the years ended December 31 (in thousands):

	2009	2008	2007
Gross real estate assets
Balance, beginning of period	$2,449,790	$1,831,319	$685,446
Additions during the period:
Acquisitions	—	664,711	1,103,011
Effect of foreign currency exchange rates	68,671	(48,440)	38,324
Other	7,730	9,625	4,728
Deductions during the period:
Fully-depreciated assets	(191)	(3,154)	(190)
Other	(3,971)	(4,271)	—
Ending Balance	$2,522,029	$2,449,790	$1,831,319
Accumulated Depreciation
Balance, beginning of period	$(75,783)	$(32,395)	$(7,882)
Depreciation	(51,268)	(44,701)	(24,544)
Fully-depreciated assets	(1,698)	1,313	31
Ending Balance	$(128,749)	$(75,783)	$(32,395)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES REAL ESTATE INVESTMENT TRUST, INC.
(registrant)

March 31, 2010	By:	/s/ Charles N. Hazen
Charles N. Hazen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 2010.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 31, 2010
Jeffrey C. Hines

/s/ Charles N. Hazen	President and Chief Executive Officer	March 31, 2010
Charles N. Hazen	(Principal Executive Officer)

/s/ Sherri W. Schugart	Chief Financial Officer	March 31, 2010
Sherri W. Schugart	(Principal Financial Officer)

/s/ Ryan T. Sims	Chief Accounting Officer	March 31, 2010
Ryan T. Sims	(Principal Accounting Officer)

/s/ Charles M. Baughn
Charles M. Baughn	Director	March 31, 2010

/s/ George A. Davis
George A. Davis	Director	March 31, 2010

/s/ Thomas A. Hassard
Thomas A. Hassard	Director	March 31, 2010

/s/ C. Hastings Johnson
C. Hastings Johnson	Director	March 31, 2010

/s/ Stanley D. Levy
Stanley D. Levy	Director	March 31, 2010

/s/ Paul B. Murphy Jr.
Paul B. Murphy Jr.	Director	March 31, 2010

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Second Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed July 13, 2007 and incorporated herein by reference).

3.2
Second Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed August 3, 2006 and incorporated herein by reference).

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

10.36
Ownership Interests Pledge and Security Agreement, dated June 28, 2005, by and between Hines REIT Properties, L.P. and KeyBank National Association, in its capacity as administrative agent (filed as Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.37
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

10.38
Revolving Line of Credit Agreement, dated September 9, 2005, by and between Hines REIT Properties, L.P., and KeyBank National Association, as administrative agent, and the other lenders from time to time parties thereto (filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.39
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

10.42
Revolving Line of Credit Agreement, dated September 9, 2005, by and between Hines REIT Properties, L.P., and KeyBank National Association, as administrative agent, and the other lenders from time to time parties thereto (filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.43
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

10.48
Term Loan Agreement, dated as of April 24, 2006, between Hines REIT Properties, L.P., KeyBank National Association and the other Lenders party thereto, and Promissory Note executed by Hines REIT Properties, L.P., dated April 24, 2006 (filed as Exhibit 10.60 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).

10.49
Unconditional Guaranty of Payment and Performance of Hines Real Estate Investment Trust, Inc. in favor of KeyBank National Association, dated April 24, 2006 (filed as Exhibit 10.61 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).

10.50
Ownership Interests Pledge and Security Agreement of Hines REIT Properties, L.P., dated April 24, 2006 (filed as Exhibit 10.62 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).

10.51
Subordination Agreement, dated April 24, 2006, among Hines REIT Properties, L.P., Hines Advisors Limited Partnership, Hines Interests Limited Partnership and KeyBank National Association (filed as Exhibit 10.63 to Amendment No. 1 to the Second Registration Statement and incorporated herein by reference).

10.52
Agreement by and between Hines REIT Properties, L.P. and HSH Nordbank AG NY Branch dated June 5, 2006 (filed as Exhibit 10.65 to Amendment No. 2 to the Second Registration Statement and incorporated herein by reference).

10.53
Reimbursement Agreement, dated July 20, 2006, by and between Hines Interests Limited Partnership and Hines Real Estate Investment Trust, Inc. (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.55
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

10.56
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

10.58
Deed of Trust and Security Agreement, dated October 25, 2007, by and between Hines REIT One Wilshire LP, First American Title Insurance Company and The Prudential Insurance Company of America (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 31, 2007, and incorporated by reference herein).

10.59
Promissory Note by and between Hines REIT One Wilshire LP and The Prudential Insurance Company of America, dated October 25, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 31, 2007, and incorporated by reference herein).

10.60
Environmental Liability by and between Hines REIT One Wilshire LP and The Prudential Insurance Company of America, dated October 25, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 31, 2007, and incorporated by reference herein).

10.61
Agreement of Purchase and Sale, dated December 17, 2007, between Newkirk Segair L.P., LLC and Hines REIT El Segundo LP (filed as Exhibit 10.88 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).

10.62
Loan Facility Agreement, dated as of December 20, 2007, between Hines REIT 2007 Facility Holdings LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.89 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).

10.63
Deed of Trust, Security Agreement and Fixture Filing between Hines REIT 2200 Ross Avenue LP and Metropolitan Life Insurance Company (filed as Exhibit 10.90 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein)

10.64
Promissory Note between Hines REIT 2200 Ross Avenue LP and Metropolitan Life Insurance Company (filed as Exhibit 10.91 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).

10.65
Mortgage, Security Agreement and Fixture Filing between Hines REIT Minneapolis Industrial LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.92 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).

10.66
Promissory Note between Hines REIT Minneapolis Industrial LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.93 to Post-Effective Amendment No. 8 to the Second Registration Statement on January 16, 2008, and incorporated by reference herein).

10.67
Dealer Manager Agreement between Hines Real Estate Investment Trust, Inc. and Hines Real Estate Securities, Inc., dated June 30, 2008 (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K on July 7, 2008, and incorporated by reference herein).

10.68
Advisory Agreement between Hines REIT Properties, L.P., Hines Advisors Limited Partnership and Hines Real Estate Investment Trust, Inc. dated July 1, 2008 (filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K on July 7, 2008, and incorporated by reference herein).

10.69
Selected Dealer Agreement, dated October 14, 2008, by and among Hines Real Estate Investment Trust, Inc., Hines Real Estate Securities, Inc., Hines Advisors Limited Partnership and Ameriprise Financial Services, Inc. (filed as Exhibit 1.1 to the registrant's Current Report on Form 8-K dated October 20, 2008 and incorporated by reference herein).

10.70
Contract of Sale between Transco Tower Limited and Hines REIT Properties L.P. dated March 18, 2008 (filed as Exhibit 10.95 to Amendment No. 10 to Second Registration Statement on Form S-11, and incorporated by reference herein).

10.71
Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Paul B. Murphy Jr., dated August 26, 2008 (filed as Exhibit 10.86 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.72
Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Edmund A. Donaldson, dated August 26, 2008 (filed as Exhibit 10.87 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.73
Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Kevin L. McMeans, dated August 26, 2008 (filed as Exhibit 10.88 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.74
Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and Ryan T. Sims, dated August 26, 2008 (filed as Exhibit 10.89 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.75
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

10.78
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

10.81
Contract of Sale between Transco Tower Limited and Hines REIT Properties L.P. dated March 18, 2008 (filed as Exhibit 10.95 to Post-Effective Amendment No. 10 to the Second Registration Statement dated April 15, 2008 and incorporated by reference herein).

21.1
List of Subsidiaries of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 21.1 to Post-Effective Amendment No. 3 to the Third Registration Statement on September 28, 2009 and incorporated herein by reference).

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