Form 10-Q
period 2010-03-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2010-05-17
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Yes ☐   No ☒

As of May 7, 2010, 220.4 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Condensed Consolidated Statements of Equity	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4T.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6.	Exhibits	37

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2010	2009
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$2,254,692	$2,355,872
Investments in unconsolidated entities	373,320	379,057
Assets of property held for sale	103,536	42,499
Cash and cash equivalents	58,873	41,577
Restricted cash and marketable securities	4,060	6,610
Distributions receivable	3,342	2,208
Tenant and other receivables	48,576	48,208
Intangible lease assets, net	268,085	293,053
Deferred leasing costs, net	60,165	53,925
Deferred financing costs, net	9,471	8,197
Other assets	110,519	108,574
TOTAL ASSETS	$3,294,639	$3,339,780

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$54,178	$62,506
Liabilities of property held for sale	396	355
Due to affiliates	6,420	10,304
Intangible lease liabilities, net	87,997	92,471
Other liabilities	19,009	18,602
Interest rate swap contracts	72,630	66,776
Participating interest liability	61,720	57,843
Distributions payable	33,779	33,892
Notes payable	1,593,455	1,588,103
Total liabilities	1,929,584	1,930,852

Commitments and contingencies (Note 11)

Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2010 and December 31,2009	-	-
Common shares, $.001 par value; 1,500,000 common shares authorized as of March 31, 2010 and December 31, 2009; 218,968 and 217,237 common shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	219	217
Additional paid-in capital	1,644,062	1,661,006
Retained deficit	(314,770)	(300,703)
Accumulated other comprehensive income (loss)	35,544	48,408
Shareholders' equity	1,365,055	1,408,928
Noncontrolling interests	-	-
Total equity	1,365,055	1,408,928
TOTAL LIABILITIES AND EQUITY	$3,294,639	$3,339,780

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$78,004	$82,261
Other revenue	7,077	6,673
Total revenues	85,081	88,934
Expenses:
Property operating expenses	23,333	22,419
Real property taxes	11,181	11,984
Property management fees	1,890	1,950
Depreciation and amortization	27,753	30,421
Asset management and acquisition fees	7,655	4,614
General and administrative	1,363	1,453
Total expenses	73,175	72,841
Income (loss) from continuing operations before other income (expenses), provision for income taxes and equity in losses of unconsolidated entities, net	11,906	16,093
Other income (expenses):
Gain (loss) on derivative instruments, net	(5,854)	10,896
Other	-	(11)
Interest expense	(22,732)	(22,587)
Interest income	87	270
Income (loss) from continuing operations before provision for income taxes and equity in losses of unconsolidated entities, net	(16,593)	4,661
Provision for income taxes	(114)	(259)
Equity in losses of unconsolidated entities, net	(1,718)	(1,701)
Income (loss) from continuing operations	(18,425)	2,701
Income from discontinued operations, net of taxes	5,487	1,104
Net income (loss)	(12,938)	3,805
Less: Net income attributable to noncontrolling interests	(1,129)	(936)
Net income (loss) attributable to common shareholders	$(14,067)	$2,869
Basic and diluted loss per common share:
Income (loss) per common share	$(0.06)	$0.01
Weighted average number of common shares outstanding	218,666	201,428

Net comprehensive income (loss):
Net income (loss)	$(12,938)	$3,805
Other comprehensive income:
Foreign currency translation adjustment	(12,864)	848
Other comprehensive income (loss)	(25,802)	4,653
Comprehensive income attributable to noncontrolling interests	(1,129)	(936)
Net comprehensive income (loss) attributable to common shareholders	$(26,931)	$3,717

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interests
	(In thousands)
BALANCE, January 1, 2010	217,237	$217	$1,661,006	$(300,703)	$48,408	$1,408,928	$-
Issuance of common shares	1,873	2	18,006	-	-	18,008	-
Redemption of common shares	(142)	-	(2,182)	-	-	(2,182)	-
Distributions declared	-	-	(32,650)	-	-	(32,650)	(1,129)
Selling commissions and dealer manager fees	-	-	(118)	-	-	(118)	-
Net income (loss)	-	-	-	(14,067)	-	(14,067)	1,129
Foreign currency translation adjustment					(3,012)	(3,012)
Foreign currency translation adjustment included in income	-	-	-	-	(9,852)	(9,852)	-
BALANCE
March 31, 2010	218,968	$219	$1,644,062	$(314,770)	$35,544	$1,365,055	$-

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interests
BALANCE, January 1, 2009	201,743	$202	$1,629,033	$(303,323)	$(6,693)	$1,319,219	$-
Issuance of common shares	7,019	7	71,350	-	-	71,357	-
Redemption of common shares	(6,678)	(7)	(66,598)	-	-	(66,605)	-
Distributions declared	-	-	(31,784)	-	-	(31,784)	(936)
Selling commissions and dealer manager fees	-	-	(4,497)	-	-	(4,497)	-
Net income	-	-	-	2,869	-	2,869	936
Foreign currency translation adjustment	-	-	-	-	848	848	-
BALANCE
March 31, 2009	202,084	$202	$1,597,504	$(300,454)	$(5,845)	$1,291,407	$-

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)

	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES	(In thousands)
Net income (loss)	$(12,938)	$3,805
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	28,488	30,277
Gain on sale of investment property	(4,225)	-
Equity in losses of unconsolidated entities, net	1,718	1,701
Distributions received from unconsolidated entities	-	445
Other (gains) losses, net	-	21
(Gain) loss on derivative instruments, net	5,854	(10,896)
Net change in operating accounts	(21,304)	(29,938)
Net cash used in operating activities	(2,407)	(4,585)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	-	(18,619)
Distributions received from unconsolidated entities in excess of equity in earnings	2,208	7,103
Investments in property	(1,361)	(1,752)
Proceeds from sale of investment property	35,025	-
Master lease rent receipts	-	721
Deposit proceeds from pending land sale	-	803
Decrease in restricted cash and marketable securities	2,550	11,268
Net cash provided by (used in) investing activities	38,422	(476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in other liabilities	13	239
Proceeds from issuance of common stock	1,554	53,194
Redemption of common shares	(1,301)	(63,451)
Payments of selling commissions and dealer manager fees	(166)	(4,478)
Distributions paid to shareholders and noncontrolling interests	(17,199)	(15,701)
Proceeds from notes payable	94,000	204,000
Payments on notes payable	(94,281)	(259)
Additions to deferred financing costs	(1,352)	(128)
Net cash provided by (used in) financing activities	(18,732)	173,416
Effect of exchange rate changes on cash	13	(177)
Net change in cash and cash equivalents	17,296	168,178
Cash and cash equivalents, beginning of period	41,577	39,927
Cash and cash equivalents, end of period	$58,873	$208,105

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2009 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of March 31, 2010 and December 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2010 and 2009 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with its consolidated subsidiaries, the “Company”), was formed on August 5, 2003 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning interests in real estate. Beginning with its taxable year ended December 31, 2004, the Company operates in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through its majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. Subject to certain restrictions and limitations, the business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the advisory agreement between the Company and the Advisor.

Public Offerings

Hines REIT commenced its initial public offering on June 18, 2004 through which it raised $527.5 million. The Company commenced its second public offering (the “Second Offering”) on June 19, 2006 through which it raised approximately $1.5 billion of gross proceeds prior to its expiration on June 30, 2008.

The Company commenced its third public offering (the “Third Offering”) on July 1, 2008 pursuant to which it offered up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under its dividend reinvestment plan.  As of March 31, 2010, Hines REIT had raised $489.1 million in proceeds through the Third Offering. From April 1, 2010 through May 7, 2010, Hines REIT received gross offering proceeds of $16.2 million from the sale of 1.7 million shares through its dividend reinvestment plan. In consideration of market conditions and other factors, the Company’s board of directors determined to cease new sales of the Company’s shares through the Third Offering’s primary offering as of January 1, 2010, although it will continue to sell shares under the Third Offering through its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of March 31, 2010 and December 31, 2009, Hines REIT owned a 96.6% and 96.7%, respectively, general partner interest in the Operating Partnership.

Noncontrolling Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of both March 31, 2010 and December 31, 2009. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 2.9% and 2.8% limited partnership interest in the Operating Partnership as of March 31, 2010 and December 31, 2009, respectively, which is a profits interest (the “Participation Interest”). See Notes 9 and 13 for additional information regarding the Participation Interest.

Investment Property

As of March 31, 2010, the Company owned direct and indirect investments in 62 properties. These properties consisted of 45 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, three industrial properties in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”). On January 22, 2010, the Company sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil and on April 22, 2010, the Company sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paolo, Brazil. See Note 4 for additional information.

The Company makes investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owns a 28.7% non-managing general partner interest. The Company also owns a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate.  See Note 5 for additional information regarding the Company’s investments in unconsolidated entities

  2.  Summary of Significant Accounting Policies

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

We have evaluated subsequent events on our condensed consolidated financial statements.

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

No impairment charges were recorded during the three months ended March 31, 2010. However, if market conditions continue to deteriorate and result in lower valuations or reduced cash flows of our properties, impairment charges may be recorded in future periods.

Restricted Cash and Marketable Securities

As of March 31, 2010 and December 31, 2009, the Company had restricted cash of $4.1 million and $6.6 million, respectively, related to escrow accounts required by certain of the Company’s mortgage agreements. Additionally, the Company had restricted marketable securities at one of its properties held in a certificate of deposit which matured in February 2009.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $1.5 million and $1.2 million, at March 31, 2010 and December 31, 2009, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Tenant inducement amortization was $1.8 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $1.0 million and $679,000 as amortization expense related to other direct leasing costs for the three months ended March 31, 2010 and 2009, respectively.

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to fund $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods, beginning in the first quarter of 2008. As of March 31, 2010, $2.7 million of this commitment remained unfunded and was recorded in accounts payable and accrued expenses in the accompanying balance sheet.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing including the financing fees paid to our Advisor (see Note 9). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended March 31, 2010 and 2009, approximately $740,000 and $522,000, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations.

Other Assets

Other assets included the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
Prepaid insurance	$381		$1,131
Prepaid taxes	3,088		-
Cash collateral for HSH mortgage facility	106,130	(1)	106,061
Other	920		1,382
Total	$110,519		$108,574

(1)
During the fourth quarter of 2009, the Company made collateral payments totaling $106.1 million to HSH Nordbank in order to rebalance the collateral for the properties under the Company’s pooled mortgage facility.

Third Offering

The Company commenced the Third Offering on July 1, 2008. During the three months ended March 31, 2010 and 2009, the Advisor incurred approximately $289,000 and $4.0 million, respectively, of organizational and offering costs related to the Third Offering. Pursuant to the terms of the advisory agreement in effect for the Third Offering, the Company is not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of the Company. Accordingly, no such amounts have been recorded in the accompanying condensed consolidated financial statements.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $40.8 million and $38.7 million as of March 31, 2010 and December 31, 2009, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

In connection with the operation of Atrium on Bay, an office property located in Toronto, Ontario, the Company has recorded a benefit for Canadian income taxes of approximately $15,000 for the three months ended March 31, 2010 in accordance with Canadian tax laws and regulations. For the three months ended March 31, 2009 the Company recorded a provision for Canadian income taxes of approximately $120,000.

The Company also recorded an income tax provision for the Texas margin tax related to its properties located in Texas of approximately $129,000 and $139,000 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Redemption of Common Stock

The Company complies with the Distinguishing Liabilities from Equity topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded a liabilities of $2.2 million and $1.3 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity. On November 30, 2009, the Company suspended its share redemption program except for redemption requests made in connection with the death or disability of a shareholder.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shareholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

The Company has classified Distribution Parks Elouveira  and Vinhedo as held for sale as of March 31, 2010. As a result, certain adjustments have been made to the condensed consolidated statement of operations for the three months ended March 31, 2009. See Note 4 for additional information.

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the three months ended December 31, 2009 to be consistent with the 2010 presentation. Specifically, the Company reclassified $298,000 from increase in security deposit liability, net and $9,000 from payments of organizational and offering expenses to increase in other liabilities. In addition, the Company reclassified $10,000 from non-cash compensation expense to other (gains) losses. Management believes these changes in presentation simplify the cash flow statement by combining immaterial line items, although it does not believe these changes are necessary for the fair presentation of the Company’s financial statements.

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

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued SFAS 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. ASU 2009-17 was effective for us beginning January 1, 2010. The Company’s adoption of ASU 2009-17 resulted in certain additional disclosures to our consolidated financial statements but did not have a significant impact on the Company’s consolidated financial statements.

3.  Real Estate Investments

The Company makes real estate investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities. The following table provides summary information regarding the properties in which the Company owned interests as of March 31, 2010. All assets which are 100% owned by the Company are referred to as “directly-owned properties.” All other properties are owned indirectly through its investments in the Hines US Core Office Fund LP (the “Core Fund”), the Grocery-Anchored Portfolio and Distribution Park Rio.

Directly-owned Properties

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Our Effective Ownership (1)
321 North Clark	Chicago, Illinois	04/2006	888,837	78%	100%
Citymark	Dallas, Texas	08/2005	218,722	95%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,246,225	86%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,284	100%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,447	74%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579	100%	100%
Watergate Tower IV	Emeryville, California	12/2006	344,433	100%	100%
Williams Tower	Houston, Texas	05/2008	1,480,623	83%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
One Wilshire	Los Angeles, California	08/2007	661,553	97%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,731	84%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,021,397	87%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	767,261	83%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	78%	100%
1515 S Street	Sacramento, California	11/2005	349,185	100%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	253,187	95%	100%
Distribution Park Elouveira (3)	Sao Paulo, Brazil	12/2008	534,794	100%	100%
Distribution Park Vinhedo (3)	Sao Paulo, Brazil	12/2008	609,474	100%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	79%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	98%	100%
Atrium on Bay	Toronto, Ontario	02/2007	1,077,467	99%	100%
Total for Directly-Owned Properties			13,584,731	91%

Indirectly-owned Properties

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Our Effective Ownership (1)

Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	76%	23.20%
The Carillon Building	Charlotte, North Carolina	07/2007	471,750	79%	23.20%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	93%	23.20%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	97%	23.20%
Three First National Plaza	Chicago, Illinois	03/2005	1,423,515	89%	18.56%
333 West Wacker	Chicago, Illinois	04/2006	853,243	77%	18.51%
One Shell Plaza	Houston, Texas	05/2004	1,230,395	100%	11.60%
Two Shell Plaza	Houston, Texas	05/2004	565,573	95%	11.60%
425 Lexington Avenue	New York, New York	08/2003	700,034	100%	11.67%
499 Park Avenue	New York, New York	08/2003	291,480	82%	11.67%
600 Lexington Avenue (4)	New York, New York	02/2004	289,386	94%	11.67%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	88%	23.20%
Riverfront Plaza	Richmond, Virginia	11/2006	951,621	95%	23.20%
Johnson Ranch Corporate Centre	Roseville, California	05/2007	179,990	45%	18.51%
Roseville Corporate Center	Roseville, California	05/2007	111,418	75%	18.51%
Summit at Douglas Ridge	Roseville, California	05/2007	185,128	64%	18.51%
Olympus Corporate Centre	Roseville, California	05/2007	193,178	52%	18.51%
Douglas Corporate Center	Roseville, California	05/2007	214,606	79%	18.51%
Wells Fargo Center	Sacramento, California	05/2007	502,365	92%	18.51%
525 B Street	San Diego, California	08/2005	449,183	94%	23.20%
The KPMG Building	San Francisco, California	09/2004	379,328	88%	23.20%
101 Second Street	San Francisco, California	09/2004	388,370	84%	23.20%
720 Olive Way	Seattle, Washington	01/2006	300,710	78%	18.51%
1200 19th Street	Washington, D.C.	08/2003	337,239	60%	11.67%
Warner Center	Woodland Hills, California	10/2006	808,274	91%	18.51%
Total for Core Fund Properties			14,891,386	88%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	99,749	100%	70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	100%	70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	95%	70%
Champions Village	Houston, Texas	11/2008	384,581	90%	70%
King's Crossing	Kingwood, Texas	11/2008	126,397	100%	70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	95%	70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,496	93%	70%
Mendenhall Commons	Memphis, Tennessee	11/2008	79,871	100%	70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	94%	70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,652	95%	70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%	70%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	96%	70%
Total for Grocery-Anchored Portfolio			1,497,298	95%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	07/2007	693,115	100%	50%
Total for All Properties			30,666,530	90%	(2)
_________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On March 31, 2010, Hines REIT owned a 96.6% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 3.4% interest in the Operating Partnership. In addition, the Company owned an approximate 28.7% non-managing general partner interest in the Core Fund as of March 31, 2010. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.3% to 80.7%.

(2)
This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties.  The percentage leased based on the Company’s effective ownership interest in each property is 90%.

(3)	These properties were sold on April 22, 2010. See Note 4 for additional information.

(4)	On April 15, 2010, the Core Fund entered into an agreement to sell 600 Lexington for $193.0 million.

Investment Property, net

Investment property consisted of the following as of March 31, 2010 and December 31, 2009  (in thousands):

	March 31, 2010	December 31, 2009
Buildings and improvements	$1,945,810	$2,017,040
Less: accumulated depreciation	(138,635)	(127,905)
Buildings and improvements, net	1,807,175	1,889,135
Land	447,517	466,737
Investment property, net	$2,254,692	$2,355,872

Lease Intangibles

As of March 31, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$380,411	$59,881	$134,539
Less: accumulated amortization	(150,494)	(21,713)	(46,542)
Net	$229,917	$38,168	$87,997

As of December 31, 2009, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$394,781	$60,111	$134,551
Less: accumulated amortization	(141,553)	(20,376)	(42,080)
Net	$253,318	$39,735	$92,471

Amortization expense of in-place leases was $15.1 million and $18.5 million for the three months ended March 31, 2010 and 2009, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $3.2 million and $3.6 million, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from April 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1 through December 31, 2010	$39,909	$(8,957)
2011	46,610	(11,042)
2012	36,802	(10,062)
2013	28,693	(9,054)
2014	19,936	(5,091)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2010, the approximate fixed future minimum rentals for the period from April 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1 through December 31, 2010	$172,482
2011	206,732
2012	182,967
2013	144,759
2014	112,283
Thereafter	412,006
Total	$1,231,230

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from April 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 and for the period thereafter are $2.1 million, $2.5 million, $1.9 million, $1.4 million, $664,000 and $909,000, respectively. The Company has outsourced the provision of these services to a tenant in the same building, to whom it pays fees for the provision of such services. The fixed future minimum payments for such services for the period from April 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 and for the period thereafter are approximately $535,000, $535,000, $372,000, $260,000, $22,000 and $0, respectively.

During the three months ended March 31, 2010 and 2009, the Company did not earn more than 10% of its revenue from any individual tenant.

One of the Company’s properties is subject to a ground lease, which expires on March 31, 2032. Although the lease provides for increases in payments over the term of the lease, ground rent expense accrues on a straight-line basis. The fixed future minimum ground lease payments for the period from April 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 and for the period thereafter are approximately $316,000, $428,000, $437,000, $445,000, $454,000 and $9.4 million, respectively. Ground lease expense for the three months ended March 31, 2010 and 2009 was approximately $139,000 and $126,000, respectively.

4.  Discontinued Operations

On January 22, 2010, the Company sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which it acquired in December 2008. The sales price was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD). The Company classified this property as an asset held for sale as of December 31, 2009 in accordance with ASC 205 “Presentation of Financial Statements” and has segregated its assets and liabilities in the accompanying balance sheet as of December 31, 2009. Additionally, the results of operations of Distribution Park Araucaria have been reclassified to discontinued operations in the statement of operations for the three months ended March 31, 2009 to be consistent with the 2010 presentation. The net book value of this property was $42.1 million as of December 31, 2009.  In connection with the sale of Distribution Park Araucaria, the Company paid a disposition fee to its Advisor of approximately $384,000.

 On April 22, 2010, the Company sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paolo, Brazil, which it acquired in December 2008. The sales price was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD). In connection with the sale of Distribution Parks Elouveira and Vinhedo, the Company paid its Advisor a disposition fee of $1.0 million. The Company classified the properties as assets held for sale as of March 31, 2010 in accordance with ASC 205 “Presentation of Financial Statements” and has segregated assets and liabilities in the accompanying balance sheet as of March 31, 2010. Additionally, the results of operations of Distribution Parks Elouveira and Vinhedo have been reclassified to discontinued operations in the statement of operations for the three months ended March 31, 2009 to be consistent with the 2010 presentation.

   The results of operations of Distribution Parks Araucaria, Elouveira and Vinhedo and the gain realized on the disposition of Araucaria for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Rental revenue	$3,109	$3,087
Other revenue	-	-
Total revenues	3,109	3,087
Expenses:
Property operating expenses	67	53
Real property taxes	265	113
Property management fees	36	138
Depreciation and amortization	1,123	1,357
Total expenses	1,491	1,661
Income from discontinued operations before interest income, taxes and gain on sale of Distribution Park Araucaria	1,618	1,426
Interest income	67	9
Income taxes	(423)	(331)
Income from discontinued operations before gain on sale of Distribution Park Araucaria	1,262	1,104
Gain on sale of Distribution Park Araucaria (1)	4,225	-
Income from discontinued operations	$5,487	$1,104

The tables below show income (loss) and earnings (loss) per share attributable to common shareholders allocated between continuing operations and discontinued operations:

Income (loss) from continuing operations attributable
to common shareholders	$(19,371)	$1,796
Income from discontinued operations attributable
to common shareholders	5,304	1,073
Net income (loss) attributable to common shareholders	$(14,067)	$2,869

Basic and diluted earnings (loss) per share attributable to common shareholders
Income from continuing operations	$(0.09)	$0.01
Income from discontinued operations	$0.02	$0.01

(1) Amount includes $9.9 million that was removed from accumulated other comprehensive income related to the cumulative foreign currency translation adjustment.

5.   Investments in Unconsolidated Entities

        The Company owns indirect interests in real estate through its investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio. The table below presents the summarized activity of the Company’s unconsolidated entities for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Beginning balance	$379,057	$364,374
Contributions	-	23,535
Distributions declared	(3,342)	(4,028)
Equity in earnings (losses)	(1,718)	(1,701)
Effect of exchange rate	(677)	217
Ending balance	$373,320	$382,397

        The Company has concluded its investment in the Grocery-Anchored Portfolio qualifies as a variable interest entity (“VIE”) under ASC 810 “Consolidation.” The Grocery-Anchored Portfolio is financed with a $100 million secured note, which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”).   The JV Partner is the manager of the investment properties, which provides it with the power to direct the activities of the VIE that most significantly impact the VIE’s financial performance.  Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the entity. In the event that the terms of the guarantee or management services provided by the JV Partner are modified, the Company will re-evaluate its determination of the primary beneficiary and the accounting treatment for this investment. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. During the period of its involvement with the VIE, the Company has not provided financial or other support to the Grocery-Anchored Portfolio , which it was not previously contractually required to provide. The table below includes the Company’s maximum loss exposure related to this investment as of March 31, 2010 and December 31, 2009, which is equal to the carrying value of its investment in the joint venture reflected in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands.

Period	Investment in Grocery-Anchored Portfolio (1)	Maximum Risk of Loss
March 31, 2010	$70,510	$70,510
December 31, 2009	$72,046	$72,046

(1)
Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in earnings.

Investment in the Core Fund

Condensed consolidated financial information of the Core Fund is presented below:

Consolidated Condensed Balance Sheets of the Core Fund
as of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash	$167,250	$98,447
Investment property, net	3,379,590	3,395,135
Other assets	736,443	751,507
Total Assets	$4,283,283	$4,245,089

LIABILITIES AND EQUITY
Debt	$2,692,664	$2,618,600
Other liabilities	249,557	267,661
Redeemable noncontrolling interests	465,732	469,203
Partners' equity	875,330	889,625
Total Liabilities and Equity	$4,283,283	$4,245,089

Condensed Consolidated Statements of Operations of the Core Fund
For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues, other income and interest income	$126,632	$139,619
Property operating expenses	(59,215)	(59,903)
Interest expense	(34,091)	(34,679)
Depreciation and amortization	(42,459)	(48,828)
Income tax expense	(90)	(113)
(Income) loss allocated to redeemable noncontrolling interests	1,228	(3,182)
Net loss	$(7,995)	$(7,086)

Investment in Distribution Park Rio

Condensed consolidated financial information of Distribution Park Rio is presented below:

Consolidated Condensed Balance Sheets of Distribution Park Rio
as of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash	$1,847	$359
Investment property, net	59,501	60,511
Other assets	1,013	1,455
Total Assets	$62,361	$62,325

LIABILITIES AND EQUITY
Total liabilities	766	914
Partners' equity	61,595	61,411
Total Liabilities and Partners’ Equity	$62,361	$62,325

Consolidated Condensed Statements of Operations of Distribution Park Rio
for the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Total revenues and interest income	$2,365	$1,700
Total expenses	(962)	(791)
Net income	$1,403	$909

Investment in the Grocery-Anchored Portfolio

Condensed consolidated financial information of the Grocery-Anchored Portfolio is presented below:

Consolidated Condensed Balance Sheets of the Grocery-Anchored
Portfolio as of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash	$5,508	$4,865
Investment property, net	170,414	171,369
Other assets	27,818	31,788
Total Assets	$203,740	$208,022

LIABILITIES AND EQUITY
Debt	$127,671	$127,916
Other liabilities	6,444	7,980
Members' equity	69,625	72,126
Total Liabilities and Equity	$203,740	$208,022

Consolidated Condensed Statements of Operations of the Grocery-Anchored
Portfolio for the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Total revenues and interest income	$6,200	$5,139
Total expenses	(5,701)	(4,730)
Net income	$499	$409

Impairment of Unconsolidated Entities

The Company’s investments in unconsolidated entities are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of its investments may not be recoverable.  The ultimate realization of its investments in unconsolidated entities is dependent on a number of factors, including the performance of each investment and market conditions.  In accordance with the Investments – Equity Method and Joint Ventures Topic of the FASB Accounting Standards Codification, the Company will record an impairment charge if it determines that a decline in the value of an investment is other than temporary.  Based on the analysis of the facts and circumstances at March 31, 2010, no impairment was recorded for the Company’s investments in unconsolidated entities. If market conditions continue to deteriorate and result in lower valuations or reduced cash flows of our investments, impairment charges may be recorded in future periods.

6.  Debt Financing

The following table includes all of the Company’s outstanding notes payable as of March 31, 2010 and December 31, 2009 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Interest Rate	Principal Outstanding at March 31, 2010			Principal Outstanding at December 31, 2009
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2012	Variable		$64,947	(1)	$77,900
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000	(2)	45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		186,485	(3)	181,108
The Prudential Insurance Company of America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500		159,500
IXIS Real Estate Capital Inc. – Raytheon/ DIRECTV Buildings	3/13/2008	12/5/2016	5.675%		51,729	(4)	51,900
New York State Teachers’ Retirement System – 2555 Grand	4/24/2008	5/1/2013	5.375%		86,000	(5)	86,000
New York State Teachers’ Retirement System – Williams Tower	5/29/2008	6/1/2013	5.500%		165,000	(6)	165,000
Artesia Mortgage Capital Corporation – 345 Inverness Drive	12/30/2008	12/11/2016	5.850%		14,011	(7)	14,005
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	12/30/2008	6/11/2015	5.330%		8,884	(8)	8,843
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	12/30/2008	11/11/2015	5.530%		9,438	(9)	9,435
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575%	(10)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505%	(10)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550%	(10)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800%	(10)	48,000		48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2007	8/14/2017	6.0300%	(10)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	12/20/2007	1/1/2013	5.70%		205,000		205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	9/9/2005	10/31/2010	Variable		74,500	(11)	61,500
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		2,961	(12)	2,912
					$1,593,455		$1,588,103
__________

(1)
This property had an interest-only mortgage loan with an original principal amount of $91.0 million which was assumed by the Company in connection with its acquisition of Airport Corporate Center. The original mortgage matured on March 11, 2009 and was extended to March 11, 2010 with the option for an additional 6-month extension subject to certain conditions.  Concurrently, the Company made a principal payment of $13.1 million to reduce the outstanding principal balance to $77.9 million. On March 11, 2010, the Company refinanced this mortgage with Westdeutsche Immobilienbank AG. The new mortgage loan is a $65.0 million, two-year, amortizing loan with a variable rate equal to LIBOR plus 5.50%. In connection with this mortgage, the Company paid its Advisor a debt financing fee of approximately $650,000. This mortgage was entered into by a subsidiary of the Operating Partnership, but is guaranteed by Hines REIT. The interest rate on this mortgage as of March 31, 2010 was 6.5%.

(2)	The Company entered into mortgage financing in connection with its acquisition of 1515 S. Street. The mortgage agreement provided for an interest only loan with a principal amount of $45.0 million.

(3)
The Company entered into mortgage financing in connection with its acquisition of Atrium on Bay. The mortgage agreement provided for an interest only loan with a principal amount of 190.0 million Canadian dollars. This amount was translated from Canadian dollars to U.S. dollars at a rate of $0.9815 and $0.9532 as of March 31, 2010 and December 31, 2009, respectively.

(4)
The Company assumed a mortgage note for an amortizing loan in the principal amount of $54.2 million in connection with its acquisition of the Raytheon/DirecTV Buildings. At the time of acquisition, the fair value of this mortgage was estimated to be $52.9 million, resulting in a discount of $1.3 million. The discount is being amortized over the term of the mortgage.

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

(11)	The weighted average interest rate on outstanding borrowings under this facility was 1.6% as of March 31, 2010.

(12)
This is a note payable with Citicorp Vendor Finance Ltd. related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $0.9815 and $0.9532 as of March 31, 2010 and December 31, 2009, respectively.

The Company is contractually obligated to make principal payments on its outstanding notes payable for the period from April 1, 2010 through December 31, 2010, for each of the years ended December 31, 2011 through December 31, 2014 and for the period thereafter of $76.0 million, $49.8 million, $224.6 million, $457.4 million, $1.5 million and $788.2 million.

The Company is not aware of any instances of noncompliance with financial covenants as of March 31, 2010.

7.  Derivative Instruments

The Company has several interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The interest rate swaps have been recorded at their estimated fair value in interest rate swap contracts in the accompanying condensed consolidated balance sheets and changes in the fair value were recorded in the Company’s condensed consolidated statements of operations. See Note 13 for additional information regarding fair value measurements.

In addition, the Company entered into a foreign currency contract related to the disposition of Distribution Park Araucaria, an industrial property located in Curitiba, Brazil. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to the Company’s sales proceeds and was settled on February 24, 2010.

The tables below provide additional information regarding each of the Company’s derivative instruments (all amounts are in thousands except for interest rates):

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:	March 31, 2010	December 31, 2009
Interest rate swap contracts	$72,630	$66,776
Total derivatives	$72,630	$66,776

	For the Three Months Ended March 31,
	2010	2009
Gain (loss) on interest rate swap (1)	$(5,854)	$10,896
Loss on foreign currency swap (2)	(110)	—
Total	$(5,964)	$10,896

(1)
Amounts represent the gain (loss) on interest rate swaps due to changes in fair value which are recorded in Gain (loss) on derivative instruments, net in the condensed consolidated statements of operations.

(2)
Amount represents the loss on the Company’s foreign currency swap described above. This is amount is recorded in Income from discontinued operations, net of taxes in the condensed consolidated statement of operations.

8.  Distributions

With the authorization of its board of directors, the Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. For the three months ended March 31, 2010 and 2009, respectively, the Company declared distributions of $0.15 and $0.16 per share.

        The table below outlines the Company’s total distributions declared to shareholders and noncontrolling interests for the three months ended March 31, 2010 and for each of the quarters in the year ended December 31, 2009, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Shareholders			Noncontrolling Interests
Distributions for the Quarter Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared

2010
March 31, 2010	$16,480	$16,170	$32,650	$1,129

2009
December 31, 2009	$16,111	$16,692	$32,803	$1,089
September 30, 2009	$15,644	$16,414	$32,058	$1,028
June 30, 2009	$15,627	$16,931	$32,558	$1,012
March 31, 2009	$14,983	$16,801	$31,784	$936

9.  Related Party Transactions

        The table below outlines fees and expense reimbursements incurred that are payable to Hines, the Advisor and Hines Real Estate Investments, Inc. (the “Dealer Manager”) for the three months ended March 31, 2010 and 2009 and outstanding as of March 31, 2010 and December 31, 2009. All amounts are in thousands:

	Incurred		Unpaid (Receivable) as of
	Three Months Ended March 31,		March 31,	December 31,
Type and Recipient	2010	2009	2010	2009
Selling Commissions – the Dealer Manager	$89	$3,385	$-	$82
Dealer Manager Fee – the Dealer Manager	29	1,112	-	(34)
Organizational and Offering Expenses - the Advisor	-	-	-	268
Acquisition Fee – the Advisor	-	1,160	-	-
Asset Management Fee – the Advisor	3,778	3,482	3,778	7,370
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership	3,877	(28)	61,720	57,843
Disposition Fee – the Advisor	384	-	-	-
Debt Financing Fee – the Advisor	650	242	650	-
Property Management Fee – Hines	1,871	1,965	185	5
Leasing Fee – Hines	488	259	548	488
Tenant Construction Management Fees – Hines	-	2	29	32
Re-development Construction Management Fees – Hines	-	15	-	(5)
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	4,315	4,215	484	656

Due to Affiliates

Due to affiliates includes the following (in thousands):

	March 31, 2010	December 31, 2009
Dealer manager fees and selling commissions	-	48
Asset management, debt financing fees and property-level fees and reimbursements	5,674	8,546
Other	746	1,710
Total	$6,420	$10,304

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Increase in other assets	$(1,848)	$(634)
Increase in tenant and other receivables	(1,501)	(2,291)
Additions to deferred leasing costs	(8,745)	(4,640)
Decrease in accounts payable and accrued expenses	(8,848)	(12,117)
Increase (decrease) in participation interest liability	3,877	(28)
Increase (decrease) in other liabilities	328	(3,585)
Decrease in due to affiliates	(4,567)	(6,643)
Changes in assets and liabilities	$(21,304)	$(29,938)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$22,647	$21,262
Cash paid for income taxes	$909	$1,049
Supplemental Schedule of Non-Cash Activities
Unpaid selling commission and dealer manager fees	$-	$61
Distributions declared and unpaid	$33,779	$32,720
Distributions receivable	$3,342	$1,754
Distributions reinvested	$16,692	$17,290
Shares tendered for redemption	$2,182	$3,153
Stock subscription	$-	$864
Accrual of deferred financing costs	$650	$22
Accrued additions to deferred leasing costs	$-	$1,883
Accrued additions to investment property	$146	$372

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments

As indicated previously in Note 7, the Company has several interest rate swap transactions with HSH Nordbank. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of these contracts as cash flow hedges for accounting purposes.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following tables set forth the Company’s financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2010 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the condensed consolidated balance sheet. The Company has not designated any of its derivative instruments as hedging instruments.

		Basis of Fair Value Measurements
Description	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap contracts	$(72,630)	$—	$(72,630)	$—

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

Other Financial Instruments

As of March 31, 2010, management estimated that the fair value of notes payable, which had a carrying value of $1.6 billion, was $1.5 billion. As of December 31, 2009, management estimated that the fair value of notes payable, which had a carrying value of approximately $1.6 billion, was $1.5 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

14.  Reportable Segments

The Segment Reporting Topic of the FASB Accounting Standards Codification establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has four reportable segments: 1) office properties, 2) domestic industrial properties, 3) domestic retail properties and 4) international industrial properties. The office properties segment consists of 21 office properties that the Company owns directly as well as 25 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial properties segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of 12 grocery-anchored shopping centers that are owned indirectly through the Company’s investment in a joint venture with Weingarten. The international industrial property segment consists of one industrial property located in Rio de Janeiro, Brazil that is owned indirectly through the Company’s investment in a joint venture with a Hines affiliate.

The Company’s indirect investments are accounted for using the equity method of accounting for investments. As such, the activities of these investments are reflected in investments in unconsolidated entities in the condensed consolidated balance sheets and equity in losses of unconsolidated entities, net in the condensed consolidated statements of operations.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income or loss, as applicable. "Corporate-Level Accounts" includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments. Certain amounts related to Distribution Parks Araucaria, Elouveira and Vinhedo as of and for the three months ended March 31, 2009 have been reclassified to assets held-for-sale and discontinued operations to be consistent with their presentation as of and for the three months ended March 31, 2010. In addition, certain amounts related to corporate-level accounts were reclassified for the three months ended March 31, 2009 to be consistent with the presentation for the three months ended March 31, 2010.

	Three Months Ended March 31,
	2010	2009
Total Revenue
Domestic Office Property	$83,983	$87,819
Domestic Industrial Property	1,098	1,115
Total Revenue	$85,081	$88,934

Net Operating Income (1)
Domestic office property (1)	$47,814	$51,712
Domestic industrial property (1)	863	869
Total Segment Net Operating Income	$48,677	$52,581

Equity in Earnings (Losses) of Unconsolidated Entities
Equity in losses of domestic office properties	$(2,402)	$(2,141)
Equity in losses of domestic retail properties	(5)	(5)
Equity in earnings of international industrial property	689	445
Total Equity in Earnings (Losses) of Unconsolidated Entities	$(1,718)	$(1,701)

Total Assets	March 31, 2010	December 31, 2009
Domestic office property	$2,633,586	$2,654,859
Domestic industrial property	42,036	42,886
International industrial property	-	106,942
Assets held for sale	103,536	42,499
Investment in unconsolidated entities -
Office properties	272,232	276,445
Domestic retail properties	70,510	72,046
International industrial property	30,578	30,566
Corporate-level accounts	142,161	113,537
Total Assets	$3,294,639	$3,339,780

	Three Months Ended March 31,
	2010	2009
Reconciliation to net income (loss)
Total segment net operating income	$48,677	$52,581
Asset management and acquisition fees	(7,655)	(4,614)
General and administrative	(1,363)	(1,453)
Depreciation and amortization	(27,753)	(30,421)
Other losses	-	(11)
Gain (loss) on derivative instruments, net	(5,854)	10,896
Interest expense	(22,732)	(22,587)
Interest income	87	270
Provision for income taxes	(114)	(259)
Equity in earnings (losses) of unconsolidated entities	(1,718)	(1,701)
Income from discontinued operations, net of taxes	5,487	1,104
Net income (loss)	$(12,938)	$3,805

(1)	Revenues less property operating expenses, real property taxes and property management fees.

15. Subsequent Events

Declaration of Dividends

On April 26, 2010, with the authorization of its board of directors, the Company declared distributions for the month of May 2010. These distributions will be calculated based on shareholders of record each day during May in an amount equal to $0.00165699 per share, per day and will be paid in July 2010 in cash or reinvested in stock for those participating in the Company’s dividend reinvestment plan.

KeyBank Activity

From April 1, 2010 through May 7, 2010, the Company repaid $74.5 million under its revolving credit facility with KeyBank resulting in no outstanding principal balance as of May 7, 2010.

Sale of Distribution Parks Elouveira and Vinhedo

On April 22, 2010, the Company sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paulo, Brazil. See Note 4 for additional information.

*****

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

•
Whether we will have the opportunity to invest offering and dividend reinvestment plan proceeds to acquire properties or other investments or whether such proceeds will be needed to redeem shares or for other purposes; and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

•
The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property operating expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to raise significant additional capital;

•	Risks associated with debt;

•	Competition for tenants and real estate investment opportunities, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, “Item 1A. Risk Factors” in this Form 10-Q.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We invest in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of March 31, 2010, we had direct and indirect interests in 62 properties. These properties consist of 45 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, one industrial property in Dallas, Texas, three industrial properties in Brazil and a portfolio of 12 grocery-anchored shopping centers located primarily in five states in the Southeastern United States (the “Grocery-Anchored Portfolio”). On April 22, 2010, we sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paolo, Brazil.

Our principal targeted assets are office properties that have quality construction, desirable locations and quality tenants. We expect to continue to focus primarily on investments in institutional-quality office properties located in the United States (whether as direct investments or as indirect investments through the Core Fund or otherwise). However, we also intend to continue to pursue other real estate investments that we believe will satisfy our long-term primary objectives of preserving invested capital and achieving modest capital appreciation over the long term, in addition to providing regular cash distributions to our shareholders. To achieve these objectives, we intend to invest in properties which will be diversified by location, lease expirations and tenant industries. In the future, our investments may include additional investments outside of the United States, investments in non-office properties, non-core or development investments, loans, ground leases and investments in other joint ventures. Our ability to make additional investments will depend on whether we can raise capital from the sale of our securities or properties or from borrowings.

Previously, in order to provide capital for these investments, we raised approximately $2.0 billion in our initial public offering (the “Initial Offering”) and our second public offering  (the “Second Offering”), the latter of which terminated on June 30, 2008. On July 1, 2008, we commenced our third public offering (the “Third Offering”) pursuant to which we offered up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under our dividend reinvestment plan.  Through March 31, 2010, we raised $489.1 million in proceeds from the Third Offering. In consideration of market conditions and other factors, our board of directors determined to cease new sales of the Company’s shares through the Third Offering’s primary offering as of January 1, 2010, although we will continue to sell shares under the Third Offering through our dividend reinvestment plan. The board of directors is considering various future capital raising strategies for the Company, and the Company may resume capital raising in the future under a new offering.

Our board of directors and our officers remain focused on carefully managing our cash position and maintaining appropriate levels of liquidity to meet our operating and capital needs in an environment where access to capital in the equity and debt markets remains constrained.  To that end, on November 30, 2009, our board of directors determined that it is in our best interest to suspend our share redemption program until further notice, except with respect to redemption requests made in connection with the death or disability of a shareholder (referred to herein as “Special Redemption Requests”).  Accordingly, all pending redemption requests that were not made in connection with the death or disability of a shareholder were not funded, nor will any additional such requests that were or are received thereafter be funded, until further notice.  Special Redemption Requests will be considered for redemption by our board of directors on a quarterly basis, and the fulfillment of any Special Redemption Requests will be subject to the discretion of our board of directors in determining whether we have sufficient funds available for redemptions and will be subject to the other limitations of the share redemption program.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in "Management’s Discussion and Analysis of Financial Condition." There have been no significant changes to our policies during 2010.

Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements are for property-level operating expenses, capital improvements and leasing costs, debt service, corporate-level general and administrative expenses, distributions and redemptions. Historically, we have had three primary sources of capital for meeting our cash requirements:

•	proceeds from our public offerings, including our dividend reinvestment plan;
•	debt financings, including secured or unsecured facilities; and
•	cash flow generated by our real estate investments and operations.

Our cash needs for  additional investments in our properties have been met primarily by proceeds from our public equity offerings and debt financing, while our operating cash needs have primarily been met through cash flow generated by our properties and investments. Additionally, pursuant to our recent dispositions of three assets in Brazil, we have also received proceeds from the sales of our real estate investments. We believe that our current capital resources and cash flow from operations are sufficient to meet our liquidity needs for the foreseeable future; however, any cash used to fund redemption requests from shareholders reduces the liquidity available to fund our cash needs.

 We intend to continue to pay distributions to our shareholders on a quarterly basis. However, we believe the effects of the economic recession will continue to have an adverse impact on commercial office real estate market fundamentals, including tenant demand, overall occupancies, leasing velocity, rental rates, subletting and tenant defaults. In light of the current economic conditions, we expect that the level of distributions to our shareholders will decrease in future periods.

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

Net cash used in operating activities was $2.4 million and $4.6 million for the three months ended March 31, 2010 and 2009, respectively.

Cash Flows from Investing Activities

Net cash provided by investing activities was $38.4 million for the three months ended March 31, 2010 compared to net cash used in investing activities approximately $476,000 for the three months ended March 31, 2009. The increase was due to the activity described below.

On November 13, 2008, we acquired a 70.0% non-managing interest in the Grocery-Anchored Portfolio through a joint venture. Concurrently with our initial investment, the joint venture acquired interests in eight properties. The joint venture acquired interests in the remaining four properties prior to March 31, 2009. During the three months ended March 31, 2009, we invested $18.6 million in the Grocery-Anchored Portfolio. During the three months ended March 31, 2010 and 2009, we received distributions from the Grocery-Anchored Portfolio totaling $1.6 million and $2.3 million, respectively. These amounts were included in cash flows from investing activities as they exceeded our equity in earnings of the joint venture.

During the three months ended March 31, 2010 and 2009, we received distributions from the Core Fund totaling approximately $643,000 and $4.7 million, respectively, which were included in cash flows from investing activities as they exceeded our equity in earnings of the joint venture. The Core Fund decreased the amount of its distributions during 2009 in order to pay down debt and improve its liquidity position and expects distributions, if any, will be minimal for the next several quarters.

During the three months ended March 31, 2009, we received distributions from Distribution Park Rio totaling approximately $523,000. Approximately $78,000 of this amount was included in cash flows from investing activities as it exceeded our equity in earnings of the joint venture and the remaining amount was included in operating cash flows for the three months ended March 31, 2009. No distributions were received from Distribution Park Rio during the three months ended March 31, 2010 due to cash needed for capital expenditures at the property.

On January 22, 2010, we sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which we acquired in December 2008. The sales price was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD). We entered into a foreign currency contract related to the disposition of this property. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to our sales proceeds and was settled on February 24, 2010.

In January 2009, we entered into possession and use agreements with the City of Redmond, Washington, related to a portion of the land owned in connection with the Laguna Buildings, which gave the city immediate use and possession of the land until final terms of the sale were determined and title was transferred in December 2009. Upon execution of the agreement in January 2009, we received a deposit of approximately $803,000. This amount was recorded in deposit proceeds from pending land sale in the condensed consolidated statement of cash flows for the three months ended March 31, 2009.

During the three months ended March 31, 2009, we had net cash inflows of approximately $721,000 for master leases entered into in connection with our acquisitions.

During the three months ended March 31, 2010, we had a decrease in restricted cash and marketable securities of $2.6 million. This decrease is primarily related to escrows of at Airport Corporate Center required by its mortgage agreement, which were eliminated as part of the refinancing of its mortgage debt. See “Cash Flows from Financing Activities — Debt Financings” in this section for additional information. During the three months ended March 31, 2009, we had decreases in restricted cash and marketable securities of $11.3 million. This decrease is primarily related to rent and escrows of $8.5 million at one of our properties required by its mortgage agreement to be restricted as of year-end, which was subsequently released. Additionally, we had restricted marketable securities as of December 31, 2008 at one of our properties held in a certificate of deposit which matured in February 2009.

Cash Flows from Financing Activities

     Public Offerings

        During the three months ended March 31, 2010 and 2009, respectively, we raised proceeds of $1.6 million and $53.2 million excluding proceeds from the dividend reinvestment plan. This decrease was caused by our board of directors’ decision to cease new sales of our shares through the Third Offering’s primary offering as of January 1, 2010.

We funded redemptions of $1.3 million for the three months ended March 31, 2010 compared to $63.5 million for the three months ended March 31, 2009. The decrease is a result of our board of directors’ decision on November 30, 2009 to suspend of our share redemption program with the exception of redemption requests made in connection with the death or disability of a shareholder.

     Payment of Commissions and Dealer Manager Fees

     For the three months ended March 31, 2009, we paid Hines Real Estate Investments, Inc. (the “Dealer Manager”) selling commissions of $3.4 million and dealer manager fees of $1.0 million. All such selling commissions and a portion of such dealer manager fees were reallowed by the Dealer Manager to participating broker dealers for their services in selling our shares. Commissions and dealer manager fees paid during the three months ended March 31, 2010 were approximately $166,000. The decrease in fees paid during 2010 was due to the suspension of our offering.

     Distributions

     Distributions for the three months ended March 31, 2010 were based on a rate of $0.00165699 per share, per day. If this rate was maintained for the remainder of 2010, distributions declared for 2010 would be $0.60 per share, a slight decrease from our rate of $0.62 per share for the year ended December 31, 2009. The distributions declared were authorized and set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations, additional capital and debt anticipated to be raised or incurred and invested in the future, the historical and projected timing between receiving offering proceeds and investing such proceeds in real estate investments, and general market conditions and trends. However, as discussed above, in light of the current economic environment and its impact on our real estate portfolio, we expect that the level of distributions to our shareholders will decrease in future periods.

     The table below outlines our total distributions declared to shareholders and noncontrolling interests for the three months ended March 31, 2010 and for each of the quarters in the year ended December 31, 2009, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Shareholders			Noncontrolling Interests
Distributions for the Quarter Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2010
March 31, 2010	$16,480	$16,170	$32,650	$1,129

2009
December 31, 2009	$16,111	$16,692	$32,803	$1,089
September 30, 2009	$15,644	$16,414	$32,058	$1,028
June 30, 2009	$15,627	$16,931	$32,558	$1,012
March 31, 2009	$14,983	$16,801	$31,784	$936

For the three months ended March 31, 2010 and 2009, we funded our cash distributions with cash flows from operating activities, distributions received from our investments in unconsolidated entities and cash generated during prior periods, which had cash flows from operating activities and distributions received from our investments in unconsolidated entities in excess of distributions.

Debt Financings

We use debt financing from time to time for acquisitions and investments as well as for property improvements, tenant improvements, leasing commissions and other working capital needs. We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate, depending on market conditions and other factors.

As of March 31, 2010, our debt financing was approximately 58% of the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund) compared with 58% at December 31, 2009. These percentages were based upon our most recent appraised values, which for many of our assets, were completed more than one year ago. Because declining real estate fundamentals have had such a negative impact on the values of commercial real estate investments, we expect the values of some or all of our properties will be lower than previous values, which will result in a higher loan-to-value ratio.

Airport Corporate Center’s original mortgage of $91.0 million matured on March 11, 2009 and was extended to March 11, 2010. Concurrently, the Company made a principal payment of $13.1 million to reduce the outstanding principal balance to $77.9 million. On March 11, 2010, we refinanced Airport Corporate Center’s $77.9 million mortgage with Westdeutsche Immobilienbank AG. The new mortgage loan is a $65.0 million, two-year, amortizing loan with a variable interest rate equal to LIBOR plus 5.50%. This mortgage was entered into by a subsidiary of the Operating Partnership, but is guaranteed by Hines REIT.

For the three months ended March 31, 2010, we received debt proceeds of $29.0 million and made payments of $16.0 million related to borrowings under our revolving credit facility. We generally use proceeds from our revolving credit facility to make capital contributions related to acquisitions, fund general working capital needs and to make principal payments on other debts as described above. Our revolving credit facility expires in October 2010, but is subject to extension at our election for one additional year, subject to compliance with certain covenants. In accordance with the provisions of the revolving credit facility agreement, we expect to re-appraise our properties during the 2nd quarter of 2010. Given the current economic environment, we expect the values of some or all of the properties will be lower than previous values. Accordingly, we may not comply with certain covenants of this credit facility which could limit our availability of funds under our revolving credit facility and limit our ability to extend this facility or negotiate a new revolving credit facility. To the extent we remain in compliance with such covenants, we intend to exercise our option to extend this facility prior to its maturity in October 2010. If we do not meet the financial covenants, we would expect to negotiate a new revolving credit facility.

For the three months ended March 31, 2009, we received proceeds of $204.0 million related to borrowings under our revolving credit facility in anticipation of the Airport Corporate Center’s original debt maturity and to make capital contributions related to acquisitions in the Grocery-Anchored Portfolio and to fund general working capital needs.

HSH Nordbank has the right to have the properties serving as collateral under the HSH Nordbank credit facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, we must rebalance through making a partial payment or providing additional collateral to eliminate such excess. Subject to this requirement, during the fourth quarter of 2009, we posted additional cash collateral of approximately $106.1 million to rebalance the collateral for the properties under this credit facility. Considering the declining real estate values, we could be required to pay additional amounts to rebalance the collateral for the properties under this credit facility.

 Results of Operations

RESULTS FOR OUR DIRECTLY-OWNED PROPERTIES

We owned 24 properties directly that were 91% leased as of March 31, 2010 compared to 25 properties that were 95% leased as of March 31, 2009. The table below includes revenues and expenses of our directly-owned properties for the three months ended March 31, 2010 and 2009 (amounts in thousands):

	Three Months Ended March 31,		Change
	2010	2009	$	%

Property revenues	$85,081	$88,934	$(3,853)	(4.3	) %
Less: Property expenses (1)	64,271	67,033	(2,762)	(4.1	) %
Total property revenues in excess of expenses	$20,810	$21,901	$(1,091)	(5.0	) %

Interest income/expense
Interest expense	$22,732	$22,587	$145	0.6%
Interest income	$87	$270	$(183)	(67.8	) %
__________

(1)	Property expenses include property operating expenses, real property taxes, property management fees, depreciation and amortization of real estate assets and income taxes.

  As indicated above, the margin of property revenues in excess of property expenses decreased by 5.0% during the three months ended March 31, 2010 as compared to the same period in 2009. The decrease in the margins is primarily due to adverse effects of the economic recession on commercial real estate fundamentals.

Discontinued Operations

On January 22, 2010, we sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which we acquired in December 2008. The sales price was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD). In connection with the sale of Distribution Park Araucaria, we incurred a disposition fee payable to our Advisor of approximately $384,000.

On April 22, 2010, we sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paolo, Brazil, which we acquired in December 2008. The sales price was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD). In connection with the sale of Distribution Parks Elouveira and Vinhedo we incurred a disposition fee payable to our Advisor of $1.0 million. The results of operations of Distribution Parks Araucaria, Elouveira and Vinhedo and the gain realized on the disposition of Araucaria for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues:
Rental revenue	$3,109	$3,087
Other revenue	-	-
Total revenues	3,109	3,087
Expenses:
Property operating expenses	67	53
Real property taxes	265	113
Property management fees	36	138
Depreciation and amortization	1,123	1,357
Total expenses	1,491	1,661
Income from discontinued operations before interest income, taxes and gain on sale of Distribution Park Araucaria	1,618	1,426
Interest income	67	9
Income taxes	(423)	(331)
Income from discontinued operations before gain on sale of Distribution Park Araucaria	$1,262	$1,104
Gain on sale of Distribution Park Araucaria (1)	4,225	-
Income from discontinued operations	$5,487	$1,104

(1) Amount includes $9.9 million that was removed from accumulated other comprehensive income related to the cumulative foreign currency translation adjustment.

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of March 31, 2010, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 88% leased. As of March 31, 2009, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 89% leased. Our equity in losses related to our investment in the Core Fund for the three months ended March 31, 2010 and 2009 was $2.4 million and $2.1 million, respectively.

Our Interest in the Grocery-Anchored Portfolio

We own a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in losses related to our investment in the Grocery-Anchored Portfolio for each of the three months ended March 31, 2010 and 2009 was approximately $5,000.

Our Interest in Distribution Park Rio

We own a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. Our equity in earnings related to our investment in Distribution Park Rio for the three months ended March 31, 2010 and 2009 was approximately $689,000 and $445,000, respectively.

CORPORATE-LEVEL ACTIVITIES

Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009. The gain or loss on derivative instruments recorded during the three months ended March 31, 2010 and 2009 is primarily the result of changes in the fair value of interest rate swaps during each period. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

Other Corporate-level Activities

        The tables below provide detail relating to our asset management and acquisition fees and general and administrative expenses for the three months ended March 31, 2010 and 2009.  All amounts in thousands, except percentages:

	Three Months Ended March 31,		Change
	2010	2009	$	%

Asset management and acquisition fees	$7,655	$4,614	$3,041	65.9%
General and administrative expenses	$1,363	$1,453	$(90)	(6.2)%

We pay monthly asset management fees to our Advisor based on the amount of net equity capital invested in real estate investments and pay acquisition fees to our Advisor based on the purchase prices of our real estate investments. The increase in asset management and acquisition fees for the three months ended March 31, 2010 is primarily due to fair value adjustments of the Participation Interest liability recorded during 2009.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable, which may increase in the future as we continue to raise capital and make additional real estate investments.

Net Income Attributable to Noncontrolling Interests

As of March 31, 2010 and 2009, affiliates of Hines owned a 3.4% noncontrolling interest in the Operating Partnership. During the three months ended March 31, 2010 and 2009, we allocated income of approximately $1.1 million and $936,000, respectively, to these affiliates.

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

 The table below summarizes MFFO for the three months ended March 31, 2010 and 2009 and a reconciliation of such non-GAAP financial performance measure to our net income (loss) (in thousands). Please note, we have previously disclosed Operating Funds Generated by the Company (“OFG”) for the three months ended March 31, 2009. Although the calculation of OFG and MFFO are the same, we have changed the name to be consistent with industry practice.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Net income (loss)	$(12,938)	$3,805
Adjustments:
Depreciation and amortization (1)	28,876	31,779
(Gain) loss on derivative instruments (2)	5,854	(10,896)
Participation interest expense (3)	3,877	(28)
Other components of revenues and expenses (5)	(2,431)	(4,896)
Master lease rents (6)	-	721
Gain on sale of investment property (4)	(4,225)	-
Acquisition fees (7)	-	1,160
Adjustments to equity in losses from unconsolidated entities, net (8)	11,243	11,313
Adjustments for noncontrolling interests (9)	(1,013)	(929)
Modified Funds from Operations Attributable to Common Shareholders	$29,243	$32,029

Modified Funds from Operations Per Common Share	$0.13	$0.16
Weighted Average Shares Outstanding	218,666	201,428

1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of MFFO. This amount includes $1.1 million and $1.4 million of depreciation and amortization related to discontinued operations for the three months ended March 31, 2010 and 2009.

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

4)
Represents the gain on disposition of Distribution Park Araucaria. Although this gain is included in the calculation of net income (loss), we have excluded it from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

5)
Includes the following components of revenues and expenses that we do not consider in evaluating the operating performance of the Company and determining MFFO for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Straight-line rent adjustment (a)	$(1,978)	$(3,440)
Amortization of lease incentives (b)	1,788	1,270
Amortization of out-of-market leases (b)	(3,196)	(3,625)
Amortization of deferred financing costs (b)	740	522
Other	215	377
	$(2,431)	$(4,896)

a	)
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

7)
Represents acquisition fees paid to our Advisor that are expensed in our condensed consolidated statements of operations. We fund such costs with proceeds from our offering and acquisition-related indebtedness, and therefore do not consider these expenses in evaluating the operating performance of the Company and determining MFFO.

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

•
Pursuant to the terms of the Grocery Anchored Portfolio joint venture agreement, for the three months ended March 31, 2010 and 2009, we received distributions of approximately $450,000 and $340,000 in excess of our pro-rata share of the joint venture’s MFFO, respectively.

•
On January 22, 2010, we sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which we acquired in December 2008 for $33.0 million. Net proceeds from the sale after deducting transaction costs, fees and taxes were $34.6 million.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer manager fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described previously in our Annual Report on Form 10-K. We have also paid the Advisor a disposition fee in connection with our recent dispositions of properties in Brazil. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations” for additional information.

Off-Balance Sheet Arrangements

As of March 31, 2010 and December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Declaration of Dividends

On April 26, 2010, with the authorization of our board of directors, we declared distributions for the month of May 2010. These distributions will be calculated based on shareholders of record each day during May in an amount equal to $0.00165699 per share, per day and will be paid in July 2010 in cash or reinvested in stock for those participating in our dividend reinvestment plan.

KeyBank Activity

From April 1, 2010 through May 7, 2010, we repaid $74.5 million under our revolving credit facility with KeyBank resulting in no outstanding principal balance as of May 7, 2010.

Sale of Distributions Parks Elouveira and Vinhedo

 On April 22, 2010, we sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paulo, Brazil. See “Results of Operations —Results of our Directly-Owned Properties —Discontinued Operations” for additional information.

Potential Sale of 600 Lexington

On April 15, 2010, the Core Fund entered into an agreement to sell 600 Lexington, an office building located in New York, New York for $193.0 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk.

As of March 31, 2010, we also had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%. We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the debt outstanding under the HSH Credit Facility to which our outstanding interest rate swaps relate. Please see “Debt Financings” above for more information concerning our outstanding debt.

We currently have investments in Canada and Brazil and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. For all currencies, we are currently a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. During the three months ended March 31, 2010 and 2009, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations other than the gain realized on the sale of Distribution Park Araucaria. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation – Discontinued Operations” for additional information. Generally, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at a fixed rate of interest in the local currency related to our property in Toronto, Canada. To the extent that currency fluctuations increase or decrease net operating income as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in net operating income, and, to some extent, mitigate the risk from changes in foreign currency rates. Based upon our equity ownership in our international subsidiaries as of March 31, 2010, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the net book value of our investments in our international subsidiaries by approximately $8.2 million and would decrease the quarterly net income of our international subsidiaries by approximately $160,000.

Item 4T.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A of our 2009 Annual Report on Form 10-K.  The risk factors set forth below reflect changes to the risk factors included in our 2009 Annual Report on Form 10-K.

Investment Risks

We may not be able to raise additional capital.

Our board of directors may determine to resume capital raising in the future.  We currently are only offering shares pursuant to our dividend reinvestment plan.  If we are unable to raise additional capital, we will likely make fewer investments, which would make it more difficult for us to fully accomplish our business objectives. In addition, if we are unable to raise additional capital, we may be forced to decrease distributions and/or sell assets before we would otherwise intend to sell them in order to fund our ongoing capital and lease-related expenditures, which would materially adversely affect our overall portfolio investment performance.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, we did not sell or issue any other equity securities that were not registered under the Securities Act.

The following table lists shares we redeemed under our share redemption plan during the period covered by this report.

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs (2)
January 1, 2010 to March 31, 2010 (1)	142,240	$9.15	142,240	1,742,398
Total	142,240	$9.15	142,240

(1) All shares were redeemed on January 3, 2010.

(2) We redeem shares on a quarterly basis and such redemptions are limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the quarter prior to the quarter in which the redemption request was received. This amount represents the number of shares available for redemption on April 1, 2010.

Item 6.   Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES REAL ESTATE INVESTMENT TRUST, INC.

May 17, 2010	By:	/s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

May 17, 2010	By:	s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chief Financial Officer

EXHIBT INDEX

Exhibit No.			Description
3.1		—
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