Form 10-Q
period 2010-06-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2010-08-16
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of August 10, 2010, 221.6 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Removed and Reserved	41
Item 5.	Other Information	42
Item 6.	Exhibits	42

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
	2010	2009
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$2,237,578	$2,355,872
Investments in unconsolidated entities	381,214	379,057
Assets of property held for sale	-	42,499
Cash and cash equivalents	68,941	41,577
Restricted cash	3,949	6,610
Distributions receivable	2,197	2,208
Tenant and other receivables	47,891	48,208
Intangible lease assets, net	252,211	293,053
Deferred leasing costs, net	60,243	53,925
Deferred financing costs, net	8,733	8,197
Other assets	110,767	108,574
TOTAL ASSETS	$3,173,724	$3,339,780

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$50,262	$62,506
Liabilities of property held for sale	-	355
Due to affiliates	6,540	10,304
Intangible lease liabilities, net	82,965	92,471
Other liabilities	17,504	18,602
Interest rate swap contracts	97,004	66,776
Participating interest liability	65,584	57,843
Distributions payable	34,442	33,892
Notes payable	1,513,309	1,588,103
Total liabilities	1,867,610	1,930,852

Commitments and contingencies (Note 12)

Equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2010 and December 31, 2009	-	-
Common shares, $.001 par value; 1,500,000 common shares authorized as of June 30, 2010 and December 31, 2009; 220,422 and 217,237 common shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	220	217
Additional paid-in capital	1,622,950	1,661,006
Retained deficit	(324,392)	(300,703)
Accumulated other comprehensive income	7,336	48,408
Shareholders' equity	1,306,114	1,408,928
Noncontrolling interests	-	-
Total equity	1,306,114	1,408,928
TOTAL LIABILITIES AND EQUITY	$3,173,724	$3,339,780

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2010 and 2009
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$72,892	$79,907	$150,897	$162,168
Other revenue	7,012	6,547	14,089	13,219
Total revenues	79,904	86,454	164,986	175,387
Expenses:
Property operating expenses	22,334	22,698	45,669	45,116
Real property taxes	9,020	10,114	20,201	22,098
Property management fees	1,858	1,895	3,748	3,845
Depreciation and amortization	27,372	29,497	55,124	59,919
Asset management and acquisition fees	7,623	8,498	15,278	13,112
General and administrative	2,426	1,630	3,789	3,083
Total expenses	70,633	74,332	143,809	147,173
Income from continuing operations before other income (expenses), provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	9,271	12,122	21,177	28,214
Other income (expenses):
Gain (loss) on derivative instruments, net	(24,374)	35,895	(30,227)	46,791
Other	-	-	-	(11)
Interest expense	(22,791)	(23,005)	(45,524)	(45,594)
Interest income	66	76	153	347
Income (loss) from continuing operations before provision for income taxes and equity in losses of unconsolidated entities, net	(37,828)	25,088	(54,421)	29,747
Provision for income taxes	(42)	(246)	(157)	(505)
Equity in earnings (losses) of unconsolidated entities, net	11,297	(2,495)	9,579	(4,197)
Income (loss) from continuing operations	(26,573)	22,347	(44,999)	25,045
Income from discontinued operations, net of taxes	18,154	1,202	23,644	2,307
Net income (loss)	(8,419)	23,549	(21,355)	27,352
Less: Net income attributable to noncontrolling interests	(1,205)	(1,012)	(2,334)	(1,948)
Net income (loss) attributable to common shareholders	$(9,624)	$22,537	$(23,689)	$25,404
Basic and diluted loss per common share:
Income (loss) per common share	$(0.04)	$0.11	$(0.11)	$0.13
Weighted average number of common shares outstanding	220,421	204,152	219,548	202,797

Net comprehensive income (loss):
Net income (loss)	$(8,419)	$23,549	$(21,355)	$27,352
Other comprehensive income:
Foreign currency translation adjustment	(28,208)	29,645	(41,072)	30,493
Net comprehensive income (loss)	(36,627)	53,194	(62,427)	57,845
Net comprehensive income attributable to noncontrolling interests	(1,205)	(1,012)	(2,334)	(1,948)
Net comprehensive income (loss) attributable to common shareholders	$(37,832)	$52,182	$(64,761)	$55,897

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2010 and 2009
(UNAUDITED)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interests
	(In thousands)
BALANCE, January 1, 2010	217,237	$217	$1,661,006	$(300,703)	$48,408	$1,408,928	$-
Issuance of common shares	3,565	3	34,190	-	-	34,193	-
Redemption of common shares	(380)	-	(6,240)	-	-	(6,240)	-
Distributions declared	-	-	(65,887)	-	-	(65,887)	(2,334)
Selling commissions and dealer manager fees	-	-	(119)	-	-	(119)	-
Net income (loss)	-	-	-	(23,689)	-	(23,689)	2,334
Foreign currency translation adjustment					(3,920)	(3,920)
Foreign currency translation adjustment included in income	-	-	-	-	(37,152)	(37,152)	-
BALANCE
June 30, 2010	220,422	$220	$1,622,950	$(324,392)	$7,336	$1,306,114	$-

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interests
BALANCE, January 1, 2009	201,743	$202	$1,629,033	$(303,323)	$(6,693)	$1,319,219	$-
Issuance of common shares	16,879	16	169,280	-	-	169,296	-
Redemption of common shares	(11,458)	(11)	(99,254)	-	-	(99,265)	-
Distributions declared	-	-	(64,342)	-	-	(64,342)	(1,948)
Selling commissions and dealer manager fees	-	-	(11,360)	-	-	(11,360)	-
Net income	-	-	-	25,404	-	25,404	1,948
Foreign currency translation adjustment	-	-	-	-	30,493	30,493	-
BALANCE
June 30, 2009	207,164	$207	$1,623,357	$(277,919)	$23,800	$1,369,445	$-

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income (loss)	$(21,355)	$27,352
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	55,448	59,915
Gain on sale of investment property	(22,537)	-
Equity in (income) losses of unconsolidated entities, net	(9,579)	4,197
Distributions received from unconsolidated entities	862	1,028
Other gains, net	-	30
(Gain) loss on derivative instruments, net	30,227	(46,791)
Net change in operating accounts	(27,561)	(25,741)
Net cash provided by operating activities	5,505	19,990
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	-	(23,066)
Distributions received from unconsolidated entities in excess of equity in earnings	5,519	9,006
Additions to investment property	(3,023)	(4,262)
Proceeds from sale of investment property	130,052	-
Master lease rent receipts	-	1,200
Deposit proceeds from pending land sale	-	803
Decrease in restricted cash	2,661	10,170
Net cash provided by (used in)investing activities	135,209	(6,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in other liabilities	46	330
Proceeds from issuance of common stock	1,569	134,009
Redemption of common shares	(3,474)	(107,186)
Increase in other assets	-	(25,634)
Payments of selling commissions and dealer manager fees	(166)	(11,269)
Distributions paid to shareholders and noncontrolling interests	(34,808)	(31,363)
Proceeds from notes payable	94,000	204,000
Payments on notes payable	(169,250)	(152,603)
Additions to deferred financing costs	(2,002)	(1,241)
Net cash provided by (used in) financing activities	(114,085)	9,043
Effect of exchange rate changes on cash	735	700
Net change in cash and cash equivalents	27,364	23,584
Cash and cash equivalents, beginning of period	41,577	39,927
Cash and cash equivalents, end of period	$68,941	$63,511

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2009 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of June 30, 2010 and December 31, 2009, and the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Public Offerings

Hines REIT commenced its initial public offering on June 18, 2004, through which it raised $527.5 million. The Company commenced its second public offering (the “Second Offering”) on June 19, 2006, through which it raised approximately $1.5 billion of gross proceeds prior to its expiration on June 30, 2008.

The Company commenced its third public offering (the “Third Offering”) on July 1, 2008, pursuant to which it offered up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under its dividend reinvestment plan.  As of June 30, 2010, Hines REIT had raised $505.4 million in proceeds through the Third Offering. In consideration of market conditions and other factors, the Company’s board of directors determined to cease new sales of the Company’s shares other than through its dividend reinvestment plan. From July 1, 2010 through August 10, 2010, Hines REIT received gross offering proceeds of $16.0 million from the sale of 1.7 million shares through its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of June 30, 2010 and December 31, 2009, Hines REIT owned a 96.4% and 96.7%, respectively, general partner interest in the Operating Partnership.

Noncontrolling Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of both June 30, 2010 and December 31, 2009. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 3.1% and 2.8% limited partnership interest in the Operating Partnership as of June 30, 2010 and December 31, 2009, respectively, which is a profits interest (the “Participation Interest”). See Notes 9 and 13 for additional information regarding the Participation Interest.

Investment Property

As of June 30, 2010, the Company owned direct and indirect investments in 59 properties. These properties consisted of 44 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”). On January 22, 2010, the Company sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil and on April 22, 2010, the Company sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paolo, Brazil. See Note 4 for additional information.

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

International Operations

The Canadian dollar is the functional currency for the Company’s subsidiaries operating in Toronto, Ontario and the Brazilian real is the functional currency for the Company’s subsidiary operating in Rio de Janeiro, Brazil. The Company’s foreign subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. As described above, these translation gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity.  Upon disposal of these subsidiaries the Company will remove the accumulated translation adjustment from equity and include it as part of gain or loss on disposal in its consolidated statements of operations.

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

No impairment charges were recorded during the six months ended June 30, 2010. However, if market conditions continue to deteriorate and result in lower valuations or reduced cash flows of our properties, impairment charges may be recorded in future periods.

Restricted Cash

As of June 30, 2010 and December 31, 2009, the Company had restricted cash of $3.9 million and $6.6 million, respectively, related to escrow accounts required by certain of the Company’s mortgage agreements.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $2.6 million and $1.2 million, at June 30, 2010 and December 31, 2009, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Tenant inducement amortization was $2.0 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $1.2 million and $764,000 as amortization expense related to other direct leasing costs for the three months ended June 30, 2010 and 2009, respectively.

Tenant inducement amortization was $3.7 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $2.2 million and $1.4 million as amortization expense related to other direct leasing costs for the six months ended June 30, 2010 and 2009, respectively.

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property owned by the Company and located in Miami, Florida. In connection with this renewal, the Company committed to fund $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods, beginning in the first quarter of 2008. As of June 30, 2010, $2.2 million of this commitment remained unfunded and was recorded in accounts payable and accrued expenses in the accompanying balance sheet.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing including the financing fees paid to our Advisor (see Note 9). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended June 30, 2010 and 2009, approximately $732,000 and $737,000, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2010 and 2009, $1.5 million and $1.3 million, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations.

Other Assets

Other assets included the following as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
Prepaid insurance	$2,579		$1,131
Prepaid taxes	1,398		-
Cash collateral for HSH mortgage facility	106,170	(1)	106,061	(1)
Other	620		1,382
Total	$110,767		$108,574

(1)
During the fourth quarter of 2009, the Company made collateral payments totaling $106.1 million to HSH Nordbank in order to rebalance the collateral for the properties under the Company’s pooled mortgage facility. The increased cash collateral as of June 30, 2010 is due to interest earned on these payments, which accrues to the Company and is reflected as an increase in the balance.

  Third Offering

The Company commenced the Third Offering on July 1, 2008. During the three months ended June 30, 2010 and 2009, the Advisor incurred approximately $251,000 and $4.3 million, respectively, of organizational and offering costs related to the Third Offering. During the six months ended June 30, 2010 and 2009, the Advisor incurred approximately $540,000 and $8.4 million, respectively, of organizational and offering costs related to the Third Offering. Pursuant to the terms of the advisory agreement in effect from the beginning of the Third Offering through June 30, 2010, the Company was not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of the Company. Accordingly, no such amounts were recorded in the accompanying condensed consolidated financial statements. On July 1, 2010, the Company executed a new advisory agreement with the Advisor. See Note 15 – Subsequent Events for additional details.

  Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $41.5 million and $38.7 million as of June 30, 2010 and December 31, 2009, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

In connection with the operation of Atrium on Bay, an office property located in Toronto, Ontario, the Company has recorded a benefit for Canadian income taxes of approximately $69,000 for the three months ended June 30, 2010 and an income tax provision of approximately $78,000 for the three months ended June 30, 2009 in accordance with Canadian tax laws and regulations. For the six months ended June 30, 2010 the Company recorded a benefit for Canadian income taxes of approximately $83,000 and for the six months ended June 30, 2009 the Company recorded a provision for Canadian income taxes of approximately $198,000.

The Company also recorded an income tax provision for the Texas margin tax related to its properties located in Texas of approximately $111,000 and $168,000 for the three months ended June 30, 2010 and 2009, respectively. The Company recorded income tax provisions of approximately $240,000 and $307,000 for the six months ended June 30, 2010 and 2009.

As of June 30, 2010, the Company had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Redemption of Common Stock

The Company complies with the Distinguishing Liabilities from Equity topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $4.1 million and $1.3 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity. On November 30, 2009, the Company suspended its share redemption program except for redemption requests made in connection with the death or disability of a shareholder.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shareholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

The Company sold Distribution Parks Araucaria, Elouveira and Vinhedo during 2010 and reclassified the results of operations for these properties into discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2009. See Note 4 for additional information.

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the six months ended June 30, 2009 to be consistent with the 2010 presentation. Specifically, the Company combined the payment of organizational and offering expenses of $9,000 line item with the increase in other liabilities line item. In addition, the Company combined the non-cash compensation expense of $19,000 line item with the other (gains) losses line item. Management believes these changes in presentation simplify the cash flow statement by combining immaterial line items, although it does not believe these changes are necessary for the fair presentation of the Company’s financial statements.

Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets,” which codified the previously issued Statement of Financial Accounting Standards (“SFAS”) 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” ASU 2009-16 modifies the financial components approach, removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. The ASU also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. ASU 2009-16 is effective for the Company on January 1, 2010. The adoption of ASU 2009-16 did not have a significant impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued SFAS 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. ASU 2009-17 was effective for us beginning January 1, 2010. The Company’s adoption of ASU 2009-17 resulted in certain additional disclosures in our consolidated financial statements but did not have a significant impact on the Company’s consolidated financial statements.

3.  Real Estate Investments

The Company makes real estate investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities. The following table provides summary information regarding the properties in which the Company owned interests as of June 30, 2010. All assets which are 100% owned by the Company are referred to as “directly-owned properties.” All other properties are owned indirectly through its investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Our Effective Ownership (1)
Directly-owned Properties
321 North Clark	Chicago, Illinois	04/2006	888,837	78%	100%
Citymark	Dallas, Texas	08/2005	218,722	95%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,246,652	85%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,284	100%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,447	74%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579	100%	100%
Watergate Tower IV	Emeryville, California	12/2006	344,433	100%	100%
Williams Tower	Houston, Texas	05/2008	1,480,623	81%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
One Wilshire	Los Angeles, California	08/2007	661,553	96%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,731	86%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,018,428	82%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	767,601	84%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	78%	100%
1515 S Street	Sacramento, California	11/2005	349,185	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	253,187	95%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	78%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	98%	100%
Atrium on Bay	Toronto, Ontario	02/2007	1,077,496	99%	100%
Total for Directly-Owned Properties			12,438,290	89%

Indirectly-owned Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	77%	23%
The Carillon Building	Charlotte, North Carolina	07/2007	471,750	82%	23%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	87%	23%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	97%	23%
Three First National Plaza	Chicago, Illinois	03/2005	1,423,515	90%	19%
333 West Wacker	Chicago, Illinois	04/2006	854,684	74%	18%
One Shell Plaza	Houston, Texas	05/2004	1,230,395	100%	12%
Two Shell Plaza	Houston, Texas	05/2004	565,573	95%	12%
425 Lexington Avenue	New York, New York	08/2003	700,034	100%	12%
499 Park Avenue	New York, New York	08/2003	291,480	83%	12%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	88%	23%
Riverfront Plaza	Richmond, Virginia	11/2006	951,621	95%	23%
Johnson Ranch Corporate Centre	Roseville, California	05/2007	179,990	43%	18%
Roseville Corporate Center	Roseville, California	05/2007	111,418	81%	18%
Summit at Douglas Ridge	Roseville, California	05/2007	185,128	60%	18%
Olympus Corporate Centre	Roseville, California	05/2007	193,178	51%	18%
Douglas Corporate Center	Roseville, California	05/2007	214,606	76%	18%
Wells Fargo Center	Sacramento, California	05/2007	502,365	93%	18%
525 B Street	San Diego, California	08/2005	449,180	94%	23%
The KPMG Building	San Francisco, California	09/2004	379,328	88%	23%
101 Second Street	San Francisco, California	09/2004	388,370	82%	23%
720 Olive Way	Seattle, Washington	01/2006	300,710	76%	18%
1200 19th Street	Washington, D.C.	08/2003	337,250	55%	12%
Warner Center	Woodland Hills, California	10/2006	808,274	92%	18%
Total for Core Fund Properties			14,603,449	87%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Our Effective Ownership (1)
Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	99,749	100%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	96%		70%
Champions Village	Houston, Texas	11/2008	384,581	90%		70%
King's Crossing	Kingwood, Texas	11/2008	126,397	100%		70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	95%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,496	93%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	79,871	100%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	91%		70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,652	95%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	96%		70%
Total for Grocery-Anchored Portfolio			1,497,298	95%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	07/2007	693,115	100%		50%
Total for All Properties			29,232,152	89%	(2)

_________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On June 30, 2010, Hines REIT owned a 96.4% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 3.6% interest in the Operating Partnership. In addition, the Company owned an approximate 28.7% non-managing general partner interest in the Core Fund as of June 30, 2010. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.3% to 80.7%.

(2)
This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties.  The percentage leased based on the Company’s effective ownership interest in each property is 89%.

Investment Property, net

Investment property consisted of the following as of June 30, 2010 and December 31, 2009  (in thousands):

	June 30, 2010	December 31, 2009
Buildings and improvements	$1,942,114	$2,017,040
Less: accumulated depreciation	(150,588)	(127,905)
Buildings and improvements, net	1,791,526	1,889,135
Land	446,052	466,737
Investment property, net	$2,237,578	$2,355,872

Lease Intangibles

As of June 30, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$377,905	$59,572	$133,732
Less: accumulated amortization	(162,229)	(23,037)	(50,767)
Net	$215,676	$36,535	$82,965

As of December 31, 2009, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$394,871	$60,111	$134,551
Less: accumulated amortization	(141,553)	(20,376)	(42,080)
Net	$253,318	$39,735	$92,471

Amortization expense of in-place leases was $13.8 million and $17.5 million for the three months ended June 30, 2010 and 2009, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $3.2 million and $3.6 million, respectively. Amortization expense of in-place leases was $28.9 million and $36.1 million for the six months ended June 30, 2010 and 2009, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $6.4 million and $7.3 million, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from July 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
July 1 through December 31, 2010	$27,250	$(6,803)
2011	47,311	(11,665)
2012	36,217	(9,563)
2013	28,215	(8,604)
2014	19,485	(4,700)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of June 30, 2010, the approximate fixed future minimum rentals for the period from July 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
July 1 through December 31, 2010	$107,562
2011	210,477
2012	185,333
2013	147,479
2014	115,017
Thereafter	425,067
Total	$1,190,935

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from July 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 and for the period thereafter are $1.4 million, $2.6 million, $2.0 million, $1.6 million, $771,000 and $1.3 million, respectively. The Company has outsourced the provision of these services to a tenant in the same building, to whom it pays fees for the provision of such services. The fixed future minimum payments for such services for the period from July 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 and for the period thereafter are approximately $332,000, $539,000, $374,000, $262,000, $25,000 and $1,000, respectively.

During the six months ended June 30, 2010 and 2009, the Company did not earn more than 10% of its revenue from any individual tenant.

One of the Company’s properties is subject to a ground lease, which expires on March 31, 2032. Although the lease provides for increases in payments over the term of the lease, ground rent expense accrues on a straight-line basis. The fixed future minimum ground lease payments for the period from July 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 and for the period thereafter are approximately $211,000, $428,000, $437,000, $445,000, $454,000 and $9.4 million, respectively. Ground lease expense for the three months ended June 30, 2010 and 2009 was approximately $139,000 and $141,000, respectively. Ground lease expense for each of the six months ended June 30, 2010 and 2009 was approximately $281,000.

4.  Discontinued Operations

On January 22, 2010, the Company sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which it acquired in December 2008. The sales price was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD). The Company classified this property as an asset held for sale as of December 31, 2009 in accordance with ASC 205 “Presentation of Financial Statements” and segregated its assets and liabilities in the accompanying balance sheet as of December 31, 2009. The net book value of this property was $42.1 million as of December 31, 2009.  In connection with the sale of Distribution Park Araucaria, the Company paid a disposition fee to its Advisor of approximately $384,000.

 On April 22, 2010, the Company sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paolo, Brazil, which it acquired in December 2008. The sales price was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD). The net book value of this property was $103.1 million as of March 31, 2010.  In connection with the sale of Distribution Parks Elouveira and Vinhedo, the Company paid its Advisor a disposition fee of $1.0 million. The statement of operations for the three and six months ended June 30, 2009 have been reclassified to include the results of operations of Distribution Parks Elouveira and Vinhedo in discontinued operations to be consistent with the 2010 presentation.

The results of operations of Distribution Parks Araucaria, Elouveira and Vinhedo and the gain realized on the disposition of Araucaria for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$632	$3,463	$3,740	$6,553
Other revenue	-	-	-	-
Total revenues	632	3,463	3,740	6,553
Expenses:
Property operating expenses	346	105	413	159
Real property taxes	382	515	646	959
Property management fees	3	148	39	286
Depreciation and amortization	-	1,513	1,123	2,870
Total expenses	731	2,281	2,221	4,274
Income (loss) from discontinued operations before interest income, taxes and gain on sale	(99)	1,182	1,519	2,279
Interest income	13	20	80	28
Income taxes	(71)	-	(492)	-
Income (loss) from discontinued operations before gain on sale	(157)	1,202	1,107	2,307
Gain on sale of properties (1)	18,311	-	22,537	-
Income from discontinued operations	$18,154	$1,202	$23,644	$2,307

The tables below show income (loss) and earnings (loss) per share attributable to common shareholders allocated between continuing operations and discontinued operations:

Income (loss) from continuing operations attributable
to common shareholders	$(27,143)	$21,371	$(46,513)	$23,165
Income from discontinued operations attributable
to common shareholders	17,519	1,166	22,824	2,239
Net income (loss) attributable to common shareholders	$(9,624)	$22,537	$(23,689)	$25,404

Basic and diluted earnings (loss) per share attributable
to common shareholders
Income (loss) from continuing operations	$(0.12)	$0.10	$(0.21)	$0.11
Income from discontinued operations	$0.08	$0.01	$0.10	$0.01

(1) Amount includes $37.2 million that was removed from accumulated other comprehensive income related to the cumulative foreign currency translation adjustment.

5.   Investments in Unconsolidated Entities

  The Company owns indirect interests in real estate through its investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio. The table below presents the activity of the Company’s unconsolidated entities as of and for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$373,320	$382,397	$379,057	$364,374
Contributions	-	4,418	-	27,953
Distributions declared	(3,028)	(2,889)	(6,370)	(6,916)
Equity in earnings (losses)	11,297	(2,495)	9,579	(4,197)
Effect of exchange rate	(375)	4,308	(1,052)	4,525
Ending balance	$381,214	$385,739	$381,214	$385,739

  The Company has concluded its investment in the Grocery-Anchored Portfolio qualifies as a variable interest entity (“VIE”) under ASC 810 “Consolidation.” The Grocery-Anchored Portfolio is financed with a $100 million secured note, which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”).   The JV Partner is the manager of the investment properties, which provides it with the power to direct the activities of the VIE that most significantly impact the VIE’s financial performance.  Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the entity. In the event that the terms of the guarantee or management services provided by the JV Partner are modified, the Company will re-evaluate its determination of the primary beneficiary and the accounting treatment for this investment. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. During the period of its involvement with the VIE, the Company has not provided financial or other support to the Grocery-Anchored Portfolio , which it was not previously contractually required to provide. The table below includes the Company’s maximum loss exposure related to this investment as of June 30, 2010 and December 31, 2009, which is equal to the carrying value of its investment in the joint venture reflected in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

Period	Investment in Grocery-Anchored Portfolio (1)	Maximum Risk of Loss
June 30, 2010	$68,998	$68,998
December 31, 2009	$72,046	$72,046

(1)
Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in earnings.

Investment in the Core Fund

Condensed consolidated financial information of the Core Fund is presented below:

Condensed Consolidated Balance Sheets of the Core Fund
as of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash	$195,759	$98,447
Investment property, net	3,296,809	3,395,135
Other assets	742,600	751,507
Total Assets	$4,235,168	$4,245,089

LIABILITIES AND EQUITY
Debt	$2,602,285	$2,618,600
Other liabilities	256,578	267,661
Redeemable noncontrolling interests	464,954	469,203
Partners' equity	911,351	889,625
Total Liabilities and Equity	$4,235,168	$4,245,089

Condensed Consolidated Statements of Operations of the Core Fund
For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues, other income and interest income	$116,320	$122,460	$238,588	$258,170
Property operating expenses	(46,164)	(57,148)	(103,444)	(115,192)
Interest expense	(35,944)	(34,162)	(69,281)	(68,085)
Depreciation and amortization	(40,608)	(44,183)	(82,386)	(92,137)
Income tax expense	(105)	(101)	(195)	(214)
Income from discontinued operations	107,844	1,074	108,838	1,493
(Income) loss allocated to redeemable noncontrolling interests	(64,061)	1,694	(62,833)	(1,487)
Net income (loss)	$37,282	$(10,366)	$29,287	$(17,452)

Sale of 600 Lexington Avenue

On May 20, 2010, the Core Fund sold 600 Lexington Avenue, an office property located in New York, New York, which it acquired in February 2004. The sales price was $193.0 million. As a result of the sale, the Core Fund recognized a gain on sale of $106.9 million, which is included in income from discontinued operations above.

Investment in Distribution Park Rio

Condensed consolidated financial information of Distribution Park Rio is presented below:

Condensed Consolidated Balance Sheets of Distribution Park Rio
as of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash	$543	$359
Investment property, net	59,419	60,511
Other assets	994	1,455
Total Assets	$60,956	$62,325

LIABILITIES AND EQUITY
Total liabilities	694	914
Partners' equity	60,262	61,411
Total Liabilities and Partners’ Equity	$60,956	$62,325

Condensed Consolidated Statements of Operations of Distribution Park Rio
for the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Total revenues and interest income	$2,067	$1,858	$4,432	$3,558
Total expenses	(1,006)	(730)	(1,968)	(1,521)
Net income	$1,061	$1,128	$2,464	$2,037

Investment in the Grocery-Anchored Portfolio

Condensed consolidated financial information of the Grocery-Anchored Portfolio is presented below:

Condensed Consolidated Balance Sheets of the Grocery-Anchored
Portfolio as of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash	$4,817	$4,865
Investment property, net	169,435	171,369
Other assets	27,924	31,788
Total Assets	$202,176	$208,022

LIABILITIES AND EQUITY
Debt	$127,523	$127,916
Other liabilities	7,171	7,980
Members' equity	67,482	72,126
Total Liabilities and Equity	$202,176	$208,022

Condensed Consolidated Statements of Operations of the Grocery-Anchored
Portfolio for the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Total revenues and interest income	$6,068	$6,261	$12,268	$11,400
Total expenses	(5,496)	(5,595)	(11,197)	(10,325)
Net income	$572	$666	$1,071	$1,075

Impairment of Unconsolidated Entities

The Company’s investments in unconsolidated entities are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of its investments may not be recoverable.  The ultimate realization of its investments in unconsolidated entities is dependent on a number of factors, including the performance of each investment and market conditions.  In accordance with the Investments – Equity Method and Joint Ventures Topic of the FASB Accounting Standards Codification, the Company will record an impairment charge if it determines that a decline in the value of an investment is other than temporary.  Based on the analysis of the facts and circumstances at June 30, 2010, no impairment was recorded for the Company’s investments in unconsolidated entities. If market conditions continue to deteriorate and result in lower valuations or reduced cash flows of investments, impairment charges may be recorded in future periods.

6.  Debt Financing

The following table includes all of the Company’s outstanding notes payable as of June 30, 2010 and December 31, 2009 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Interest Rate	Principal Outstanding at June 30, 2010			Principal Outstanding at December 31, 2009
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2012	Variable		$64,785	(1)	$77,900
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000	(2)	45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		181,222	(3)	181,108
The Prudential Insurance Company of America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500	(4)	159,500
IXIS Real Estate Capital Inc. – Raytheon/ DIRECTV Buildings	3/13/2008	12/5/2016	5.675%		51,572	(5)	51,900
New York State Teachers’ Retirement System – 2555 Grand	4/24/2008	5/1/2013	5.375%		86,000	(6)	86,000
New York State Teachers’ Retirement System – Williams Tower	5/29/2008	6/1/2013	5.500%		165,000	(7)	165,000
Artesia Mortgage Capital Corporation – 345 Inverness Drive	12/30/2008	12/11/2016	5.850%		14,021	(8)	14,005
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	12/30/2008	6/11/2015	5.330%		8,926	(9)	8,843
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	12/30/2008	11/11/2015	5.530%		9,443	(10)	9,435
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575%	(11)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505%	(11)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550%	(11)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800%	(11)	48,000		48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2007	8/14/2017	6.0300%	(11)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	12/20/2007	1/1/2013	5.70%		205,000	(12)	205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility (12)	9/9/2005	10/31/2010	Variable		-		61,500
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		2,840	(13)	2,912
					$1,513,309		$1,588,103
__________

(1)
This property had an interest-only loan with an original principal amount of $91.0 million which was assumed by the Company in connection with its acquisition of Airport Corporate Center. The original mortgage matured on March 11, 2009 and was extended to March 11, 2010 with the option for an additional 6-month extension subject to certain conditions.  Concurrently, the Company made a principal payment of $13.1 million to reduce the outstanding principal balance to $77.9 million. On March 11, 2010, the Company refinanced this mortgage with Westdeutsche Immobilienbank AG. The new mortgage loan is a $65.0 million, two-year, amortizing loan with a variable rate equal to LIBOR plus 5.50%. In connection with this mortgage, the Company paid its Advisor a debt financing fee of approximately $650,000. This mortgage was entered into by a subsidiary of the Operating Partnership, but is guaranteed by Hines REIT. The interest rate on this mortgage as of June 30, 2010 was 6.5%.

(2)	The Company entered into mortgage financing in connection with its acquisition of 1515 S. Street. The mortgage agreement provided for an interest only loan with a principal amount of $45.0 million.

(3)
The Company entered into mortgage financing in connection with its acquisition of Atrium on Bay. The mortgage agreement provided for an interest only loan with a principal amount of 190.0 million Canadian dollars. This amount was translated from Canadian dollars to U.S. dollars at a rate of $0.9538 and $0.9532 as of June 30, 2010 and December 31, 2009, respectively.

(4)	The Company entered into mortgage financing in connection with its acquisition of One Wilshire. The mortgage agreement provided for an interest only loan with a principal amount of $159.5 million.

(5)
The Company assumed a mortgage note for an amortizing loan in the principal amount of $54.2 million in connection with its acquisition of the Raytheon/DirecTV Buildings. At the time of acquisition, the fair value of this mortgage was estimated to be $52.9 million, resulting in a discount of $1.3 million. The discount is being amortized over the term of the mortgage.

(6)	The Company entered into an interest-only loan with the New York State Teachers’ Retirement System (“NYSTRS”) in the principal amount of $86.0 million secured by its interest in 2555 Grand.

(7)	The Company entered into an interest-only loan with NYSTRS in the principal amount of $165.0 million secured by its interest in Williams Tower.

(8)
The Company assumed a $15.5 million note in connection with its acquisition of 345 Inverness Drive. The note was interest-only until June 11, 2010, at which time the principal began amortizing. At the time of acquisition, the fair value of this note was estimated to be $13.8 million, resulting in a discount of $1.7 million. The discount is being amortized over the term of the note.

(9)
The Company assumed a $9.8 million note in connection with its acquisition of Arapahoe Business Park I. The note was interest-only until June 11, 2010, at which time the principal began amortizing. At the time of acquisition, the fair value of this note was estimated to be $8.7 million, resulting in a discount of $1.1 million. The discount is being amortized over the term of the note.

(10)
The Company assumed an amortizing $10.5 million note in connection with its acquisition of Arapahoe Business Park II. At the time of acquisition, the fair value of this note was estimated to be $9.4 million, resulting in a discount of $1.1 million. The discount is being amortized over the term of the note.

(11)
The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate. See Note 7 below for additional information regarding the Company’s derivatives.

(12)	Refer to the Company’s Annual Report on Form 10-K for a complete discussion of the terms related to these facilities.

(13)
This is a note payable with Citicorp Vendor Finance Ltd. related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $0.9538 and $0.9532 as of June 30, 2010 and December 31, 2009, respectively.

The Company is contractually obligated to make principal payments on its outstanding notes payable for the period from July 1, 2010 through December 31, 2010, for each of the years ended December 31, 2011 through December 31, 2014 and for the period thereafter of $1.0 million, $49.8 million, $224.6 million, $457.4 million, $1.5 million and $783.0 million.

The Company is not aware of any instances of noncompliance with financial covenants as of June 30, 2010.

7.  Derivative Instruments

The Company has several interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets and changes in the fair value were recorded in the Company’s condensed consolidated statements of operations. See Note 13 for additional information regarding fair value measurements.

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

The tables below provide additional information regarding each of the Company’s derivative instruments (all amounts are in thousands except for interest rates):

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:	June 30, 2010	December 31, 2009
Interest rate swap contracts	$(97,004)	$(66,776)
Total derivatives	$(97,004)	$(66,776)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gain (loss) on interest rate swap (1)	$(24,374)	$35,895	$(30,227)	$46,791
Loss on foreign currency swap (2)	—	—	(110)	—
Total	$(24,374)	$35,895	$(30,337)	$46,791

(1)
Amounts represent the gain (loss) on interest rate swaps due to changes in fair value and are recorded in Gain (loss) on derivative instruments, net in the condensed consolidated statements of operations.

(2)
Amount represents the loss on the Company’s foreign currency swap described above. This amount is recorded in Income from discontinued operations, net of taxes in the condensed consolidated statements of operations.

8.  Distributions

With the authorization of its board of directors, the Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. Distributions for the six months ended June 30, 2010 were declared at an annual rate of 6% per share (based on a share price of $10.08 per share). Beginning July 1, 2010, the annual distribution rate was decreased from 6% to 5% (based on our most recent primary offering share price of $10.08 per share, assuming, the current distribution rate is maintained for a twelve-month period).

        The table below outlines the Company’s total distributions declared to shareholders and noncontrolling interests for each of the quarters during 2010 and 2009, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Shareholders
Distributions for the Quarter Ended	Cash Distributions	Distributions Reinvested	Total Declared	Noncontrolling Interests Total Declared

2010
June 30, 2010	$17,226	$16,011	$33,237	$1,205
March 31, 2010	$16,480	$16,170	$32,650	$1,129

2009
December 31, 2009	$16,110	$16,692	$32,802	$1,089
September 30, 2009	$15,644	$16,414	$32,058	$1,028
June 30, 2009	$15,627	$16,931	$32,558	$1,012
March 31, 2009	$14,983	$16,801	$31,784	$936

9.  Related Party Transactions

   The table below outlines fees and expense reimbursements incurred that are payable to Hines, the Advisor and Hines Real Estate Investments, Inc. (the “Dealer Manager”) for the three and six months ended June 30, 2010 and 2009 and outstanding as of June 30, 2010 and December 31, 2009. All amounts are in thousands:

	Incurred		Incurred		Unpaid (Receivable) as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Type and Recipient	2010	2009	2010	2009	2010	2009
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership	3,864	4,949	7,741	4,921	65,584	57,843

Due to Affiliates
Selling Commissions – the Dealer Manager	$-	$5,195	$89	$8,580	$-	$82
Dealer Manager Fee – the Dealer Manager	-	1,668	29	2,780	-	(34)
Organizational and Offering Expenses – the Advisor	-	-	-	-	153	268
Acquisition Fee – the Advisor	-	-	-	1,160	-	-
Asset Management Fee – the Advisor	3,759	3,549	7,537	7,031	3,759	7,370
Disposition Fee – the Advisor	1,025	-	1,410	-	1,025	-
Debt Financing Fee – the Advisor	-	-	650	242	-	-
Other – the Advisor (1)	1,120	988	1,699	1,139	466	1,442
Property Management Fee – Hines	1,810	1,895	3,681	3,865	284	5
Leasing Fee – Hines	361	151	849	410	401	488
Tenant Construction Management Fees – Hines	1	23	1	25	24	32
Re-development Construction Management Fees – Hines	-	(4)	-	11	-	(5)
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	4,454	4,201	8,769	8,319	428	656
Due to Affiliates					6,540	10,304

(1)   Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses. These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the six months ended June 30, 2010 and 2009 is as follows (in thousands):

	2010	2009

Increase in other assets	$(2,145)	$(1,789)
Increase in tenant and other receivables	(195)	(5,471)
Additions to deferred leasing costs	(12,053)	(8,153)
Decrease in accounts payable and accrued expenses	(15,105)	(7,463)
Increase in participation interest liability	7,741	4,922
Decrease in other liabilities	(750)	(3,837)
Decrease in due to affiliates	(5,054)	(3,950)
Changes in assets and liabilities	$(27,561)	$(25,741)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the six months ended June 30, 2010 and 2009 are as follows (in thousands):

	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$42,750	$40,963
Cash paid for income taxes	$1,352	$1,964
Supplemental Schedule of Non-Cash Activities
Unpaid selling commission and dealer manager fees	$-	$133
Distributions declared and unpaid	$34,442	$33,570
Distributions receivable	$2,197	$2,155
Distributions reinvested	$32,862	$34,347
Shares tendered for redemption	$4,067	$7,921
Stock subscription	$-	$922
Accrued additions to investment property	$166	$230

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following tables set forth the Company’s financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of June 30, 2010 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the condensed consolidated balance sheet. The Company has not designated any of its derivative instruments as hedging instruments.

		Basis of Fair Value Measurements
Description	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap contracts	$(97,004)	$—	$(97,004)	$—

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

Other Financial Instruments

As of June 30, 2010, management estimated that the fair value of notes payable, which had a carrying value of $1.5 billion, was $1.5 billion. As of December 31, 2009, management estimated that the fair value of notes payable, which had a carrying value of approximately $1.6 billion, was $1.5 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, distributions receivable, tenant and other receivables, accounts payable and accrued expenses, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

14.  Reportable Segments

The Segment Reporting Topic of the FASB Accounting Standards Codification establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has four reportable segments: 1) office properties, 2) domestic industrial properties, 3) domestic retail properties and 4) international industrial properties. The office properties segment consists of 21 office properties that the Company owns directly as well as 24 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial properties segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of 12 grocery-anchored shopping centers that are owned indirectly through the Company’s investment in a joint venture with Weingarten. The international industrial property segment consists of one industrial property located in Rio de Janeiro, Brazil that is owned indirectly through the Company’s investment in a joint venture with a Hines affiliate.

The Company’s indirect investments are accounted for using the equity method of accounting for investments. As such, the activities of these investments are reflected in investments in unconsolidated entities in the condensed consolidated balance sheets and equity in losses of unconsolidated entities, net in the condensed consolidated statements of operations.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income or loss, as applicable. "Corporate-Level Accounts" includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments. Certain amounts related to Distribution Parks Araucaria, Elouveira and Vinhedo as of and for the three and six months ended June 30, 2009 have been reclassified to discontinued operations to be consistent with their presentation as of and for the three and six months ended June 30, 2010. In addition, certain amounts related to corporate-level accounts were removed from the calculation of net operating income for the three and six months ended June 30, 2009 to be consistent with the presentation for the three and six months ended June 30, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total Revenue
Domestic Office Property	$78,806	$85,326	$162,790	$173,143
Domestic Industrial Property	1,098	1,128	2,196	2,244
Total Revenue	$79,904	$86,454	$164,986	$175,387

Net Operating Income (1)
Domestic office property (1)	$45,818	$50,846	$93,631	$102,551
Domestic industrial property (1)	874	901	1,737	1,777
Total Segment Net Operating Income	$46,692	$51,747	$95,368	$104,328

Equity in Earnings (Losses) of Unconsolidated Entities
Equity in earnings (losses) of domestic office properties	$10,602	$(3,083)	$8,200	$(5,225)
Equity in earnings of domestic retail properties	36	36	31	31
Equity in earnings of international industrial properties	659	552	1,348	997
Total Equity in Earnings (Losses) of Unconsolidated Entities	$11,297	$(2,495)	$9,579	$(4,197)

Total Assets			June 30, 2010	December 31, 2009
Domestic office property			$2,596,746	$2,654,859
Domestic industrial property			41,856	42,886
International industrial property			-	106,942
Assets held for sale			-	42,499
Investment in unconsolidated entities -
Office properties			282,185	276,445
Domestic retail properties			68,998	72,046
International industrial properties			30,031	30,566
Corporate-level accounts			153,908	113,537
Total Assets			$3,173,724	$3,339,780

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reconciliation to net income (loss)
Total segment net operating income	$46,692	$51,747	$95,368	$104,328
Asset management and acquisition fees	(7,623)	(8,498)	(15,278)	(13,112)
General and administrative	(2,426)	(1,630)	(3,789)	(3,083)
Depreciation and amortization	(27,372)	(29,497)	(55,124)	(59,919)
Other losses	-	-	-	(11)
Gain (loss) on derivative instruments, net	(24,374)	35,895	(30,227)	46,791
Interest expense	(22,791)	(23,005)	(45,524)	(45,594)
Interest income	66	76	153	347
Provision for income taxes	(42)	(246)	(157)	(505)
Equity in earnings (losses) of unconsolidated entities	11,297	(2,495)	9,579	(4,197)
Income from discontinued operations, net of tax	18,154	1,202	23,644	2,307
Consolidated net income (loss)	$(8,419)	$23,549	$(21,355)	$27,352

(1)	Revenues less property operating expenses, real property taxes and property management fees.

15. Subsequent Events

Declaration of Distributions

With the authorization of its board of directors, the Company declared distributions for the month of August 2010. These distributions will be calculated based on shareholders of record each day during August in an amount equal to $0.00138082 per share, per day and will be paid in October 2010 in cash or reinvested in stock for those participating in the Company’s dividend reinvestment plan.

Tenant Inducement Commitment

Pursuant to a lease agreement with Deloitte LLP entered into on July 1, 2010, the Company committed to fund $18.1 million of construction costs related to Deloitte LLP’s refurbishment of its space in JPMorgan Chase Tower, to be paid in future periods.

Advisory Agreement

On July 1, 2010, the Company executed a new advisory agreement (the “New Advisory Agreement”) with the Advisor. The terms of the New Advisory Agreement are comparable with those of the previous Advisory Agreement, with the exception of the changes to the fees described below.

With respect to each real estate investment made, the Company will pay an acquisition fee equal to (i) 0.50% of the gross purchase price of an asset other than a loan or financing acquired directly by the Company, including any debt attributable to such investments, (ii) when the Company makes an investment indirectly through another entity, 0.50% of such investment's pro rata share of the gross asset value of real estate investments held by that entity or (iii) in the case of loan or other financing, 0.50% of the total amount committed under the loan or other financing.

In addition, the Company has agreed to reimburse the Advisor for any issuer costs that it pays on the Company’s behalf, which consist of, among other costs, expenses of our organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs.

The New Advisory Agreement has a one-year term and may be renewed for successive one-year periods upon the mutual consent of the parties. Renewals of the New Advisory Agreement must be approved by the conflicts committee of the Hines REIT board of directors.

*****

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements concerning future financial performance and distributions, future debt and financing levels, acquisitions and investment objectives, payments to Hines Advisors Limited Partnership (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included in this Quarterly Report on Form 10-Q are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, the availability of future financing and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, pay distributions to our shareholders and maintain the value of the real estate properties in which we hold an interest, may be significantly hindered.

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

•
Whether we will have the opportunity to invest dividend reinvestment plan proceeds to acquire properties or other investments or whether such proceeds will be needed to redeem shares or for other purposes; and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We invest in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of June 30, 2010, we had direct and indirect interests in 59 properties. These properties consist of 44 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located primarily in five states in the Southeastern United States (the “Grocery-Anchored Portfolio”).

Previously, in order to provide capital for these investments, we raised $2.0 billion in our initial public offering (the “Initial Offering”) and our second public offering  (the “Second Offering”), the latter of which terminated on June 30, 2008. On July 1, 2008, we commenced our third public offering (the “Third Offering”) pursuant to which we offered up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under our dividend reinvestment plan.  Through June 30, 2010, we raised $505.4 million in proceeds from the Third Offering. In consideration of market conditions and other factors, our board of directors determined to cease new sales of the Company’s shares through the Third Offering’s primary offering as of January 1, 2010, although we will continue to sell shares under the Third Offering through our dividend reinvestment plan. The board of directors is considering various future capital raising strategies for the Company, and the Company may resume capital raising in the future under a new offering.

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

Economic Update

The economic recovery continues to slowly make headway, with U.S. GDP posting its fourth consecutive quarterly increase in the second quarter. In fact, real GDP has grown 4.0% since the second quarter of 2009, and is 0.8% higher than the previous GDP peak in the third quarter of 2008.   While GDP news has been positive, unemployment remains very high.  The U.S. economy has added jobs since its employment lows in December 2009, but growth has been very slow and the U.S. again experienced slight job losses in June and July 2010.

     Although there have been signs of  economic recovery, commercial office real estate fundamentals typically lag the broader economy and we believe the effects of the economic recession will continue to have an adverse impact on commercial office real estate market fundamentals, including tenant demand, overall occupancies, leasing velocity, rental rates, subletting and tenant defaults. While the recession began in December 2007, the most significant increases in market vacancy occurred in 2009 and have continued into 2010. Landlords continue to compete aggressively for tenants, and landlord motivation to maintain or improve occupancy will likely keep market rents low and concessions high in most primary U.S. office markets. In first-tier markets like New York, Chicago and San Francisco, there has been evidence of rent growth for the premier-view space in the highest-quality buildings; but these are the exceptions and are not reflective of the broader office markets.

As with most commercial real estate, our portfolio of assets is not immune to the effects of a recession; however, due to the quality and diversification of our portfolio, we continue to believe that our portfolio is relatively well positioned to limit the negative impact from this down cycle. In spite of the challenges presented by the current economy and markets, our portfolio was 89% leased as of June 30, 2010, compared to our December 31, 2009 leased percentage of 90%. Our management closely monitors the portfolio's lease expirations, which range from 3.8% to 10.6% of leasable square feet per year from now through the end of 2012. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with the highest-quality tenants in each of the markets in which we operate. Although we continue to be leased to a diverse tenant base over a variety of industries, our portfolio is approximately 17% leased to over 200 companies in the financial and insurance industries, approximately 17% leased to over 125 companies in the legal industry and approximately 11% leased to over 100 companies in the information technology industry.

Declining real estate fundamentals have had a significant negative impact on values of commercial real estate investments. Commercial real estate sales across the U.S. in 2008 and 2009 were dramatically down from the record high volume in 2007.  This has negatively impacted the value of our real estate investments and consequently is expected to negatively impact the estimated value of our shares determined by our board of directors in the future. Investment transaction volume has increased in the first two quarters of 2010 and cap rates have fallen across all asset classes from their peaks in late 2009.  Recent demand has been greatest for high quality, well-located assets that generate stable cash flows.

While we have seen some recent improvements in the debt capital markets, some debt capital continues to be difficult to obtain and more expensive. We have managed our portfolio to date in an effort to minimize our exposure to volatility in the debt capital markets. We have done this by using moderate levels of long-term fixed-rate debt and minimizing our exposure to short-term variable-rate debt which is more likely to be impacted by market volatility. Our portfolio was 58% leveraged as of June 30, 2010, with 97% of our debt in the form of long-term, fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund). This percentage is based upon our most recent appraised values, which for many of our assets, were completed more than one year ago. Because declining real estate fundamentals have had a negative impact on the values of commercial real estate investments, we expect the values of some or all of our properties will be lower than previous values, which will result in a higher loan-to-value ratio.

Our management and board of directors believe that aligning our distributions with our operating performance, including the results of certain property sales, and not with funds from offering proceeds or borrowings, is an important objective for the Company. We are proud that, other than our initial quarters of operations, we have been able to meet that objective.  As discussed above, our portfolio has been impacted by the economic recession and we have experienced a decline in occupancy and rental rates over the last several quarters, which have reduced our net operating income as we re-lease expiring space to new or existing tenants.  Despite these challenges, we were still able to declare distributions equal to $0.62, $0.64 and $0.62 per share for the years ended December 31, 2009, 2008 and 2007.  Additionally, we were able to pay aggregate distributions of $0.30 per share for the first six months of 2010.  Unfortunately, the downward trends in real estate fundamentals may continue for several more quarters before they begin improving, and the rebound may be slow.  As a result of these market conditions, our board of directors decided to reduce our current annual distribution rate from 6% to 5% (based on our most recent primary offering share price of $10.08 per share and assuming the current distribution is maintained for a twelve month period) effective for the quarter which began July 1, 2010, in order to maintain our practice of aligning distributions with our operating performance as described above.  The reduction is not the result of liquidity needs such as debt maturities or pay downs or capital expenditure requirements of our properties.  In fact, our liquidity position is quite solid and we have relatively low levels of debt maturities in the next 24 months.  The reduction simply better aligns our distributions with our forecasted operating performance over the near term. We cannot make any assurances that the current distribution rate will be maintained.

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

Net cash provided by operating activities was $5.5 million and $20.0 million for the six months ended June 30, 2010 and 2009, respectively. This decrease is primarily due to adverse effects of the economic recession on commercial real estate fundamentals. Decreases in tenant demand, overall occupancies and leasing velocity have led to declining rental rates and increased tenant incentives on lease renewals, all of which negatively impacted our cash flows from operating activities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $135.2 million for the six months ended June 30, 2010 compared to net cash used in investing activities of $6.1 million for the six months ended June 30, 2009. The increase is due to the activity described below.

We make investments in and receive distributions from our unconsolidated entities. Distributions up to our equity in earnings for the period are recorded in cash flows from operating activities. Distributions from our unconsolidated entities are recorded in cash flows from investing activities to the extent that they do not exceed our equity in earnings for the period. The tables below show investments in unconsolidated entities and the allocation of distributions between cash flows from operating and investing activities for the six months ended June 30, 2010 and 2009. All amounts are in thousands:

	Six Months Ended June 30, 2010
	Core Fund	Grocery-Anchored Portfolio	Distribution Park Rio	Total
Investments in unconsolidated entities	$-	$-	$-	$-
Distributions included in cash flows from operating activities	$-	$31	$831	$862
Distribution included in cash flows from investing activities	$2,454	$3,065	$-	$5,519

	Six Months Ended June 30, 2009
	Core Fund	Grocery-Anchored Portfolio	Distribution Park Rio	Total
Investments in unconsolidated entities	$-	$23,066	$-	$23,066
Distributions included in cash flows from operating activities	$-	$31	$997	$1,028
Distribution included in cash flows from investing activities	$5,382	$3,366	$258	$9,006

We sold Distribution Park Araucaria in January 2010, and we sold Distribution Parks Elouveira and Vinhedo in April 2010. We sold these properties in order to capitalize on currency exchange gains due to the strengthening of the Brazilian Real. The sales price of Distribution Park Araucaria was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD) and the sales price for Distribution Parks Elouveira and Vinhedo was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD). Proceeds received after taxes and expenses were $130.1 million.

During the six months ended June 30, 2010 and 2009 we had cash outflows of $3.0 million and $4.3 million, respectively, related to capital expenditures at several of our properties.

During the six months ended June 30, 2009, we had net cash inflows of $1.2 million for master leases entered into in connection with our acquisitions. We received no such payments subsequent to June 30, 2009.

In January 2009, we entered into possession and use agreements with the City of Redmond, Washington, related to a portion of the land owned in connection with the Laguna Buildings, which gave the city immediate use and possession of the land until final terms of the sale were determined and title transferred in December 2009. Upon execution of the agreement in January 2009, we received a deposit of approximately $803,000. This amount was recorded in deposit proceeds from pending land sale in the condensed consolidated statement of cash flows for the six months ended June 30, 2009.

During the six months ended June 30, 2010, we had a decrease in restricted cash and marketable securities of $2.7 million. This decrease is primarily related to escrows required by the mortgage agreement for Airport Corporate Center, which were eliminated as part of the refinancing of its mortgage debt. See “Cash Flows from Financing Activities — Debt Financings” in this section for additional information. During the six months ended June 30, 2009, we had decreases in restricted cash and marketable securities of $10.2 million. This decrease is primarily related to rent and escrows of $10.0 million at one of our properties required by its mortgage agreement to be restricted as of year-end, which were subsequently released. Additionally, we had restricted marketable securities as of December 31, 2008 at one of our properties held in a certificate of deposit which matured in February 2009.

Cash Flows from Financing Activities

     Public Offerings

 During the six months ended June 30, 2010 and 2009, respectively, we raised proceeds of $1.6 million and $134.0 million excluding proceeds from the dividend reinvestment plan. This decrease was caused by our board of directors’ decision to cease new sales of our shares through the Third Offering’s primary offering as of January 1, 2010.

We funded redemptions of $3.5 million for the six months ended June 30, 2010 compared to $107.2 million for the six months ended June 30, 2009. The decrease is a result of our board of directors’ decision to suspend of our share redemption program with the exception of redemption requests made in connection with the death or disability of a shareholder on November 30, 2009.

  Payment of Offering and Other Costs and Expenses

For the six months ended June 30, 2010, we paid Hines Real Estate Investments, Inc. (the “Dealer Manager”) selling commissions and dealer manager fees of approximately $166,000. For the six months ended June 30, 2009, we paid the Dealer Manager selling commissions of $8.6 million and dealer manager fees of $2.7 million, respectively. All such selling commissions and a portion of such dealer manager fees were reallowed by the Dealer Manager to participating broker dealers for their services in selling our shares. Commissions and dealer manager fees paid during the six months ended June 30, 2010 decreased, as compared to the six months ended June 30, 2009, as a result of the suspension of our primary offering.

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

Distributions for the six months ended June 30, 2010 were paid at an annual rate of 6% per share (based on a share price of $10.08 per share). As discussed earlier, beginning July 1, 2010, the annual distribution rate was decreased from 6% to 5% (based on our most recent primary offering share price of $10.08 per share and assuming the distribution rate is maintained for twelve months).

        The table below outlines our total distributions declared to shareholders and noncontrolling interests for each of the quarters during 2010 and 2009, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Shareholders
Distributions for the Quarter Ended	Cash Distributions	Distributions Reinvested	Total Declared	Noncontrolling Interests Total Declared
2010
June 30, 2010	$17,226	$16,011	$33,237	$1,205
March 31, 2010	$16,480	$16,170	$32,650	$1,129

2009
December 31, 2009	$16,110	$16,692	$32,802	$1,089
September 30, 2009	$15,644	$16,414	$32,058	$1,028
June 30, 2009	$15,627	$16,931	$32,558	$1,012
March 31, 2009	$14,983	$16,801	$31,784	$936

For the six months ended June 30, 2010 and 2009, we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments and cash generated during prior periods, which had cash flows from operating activities and distributions received from our unconsolidated investments in excess of distributions.

Debt Financings

We have used debt financing from time to time for acquisitions and investments as well as for property improvements, tenant improvements, leasing commissions and other working capital needs. As of June 30, 2010, our debt financing was approximately 58% of the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund) compared with 58% at December 31, 2009. These percentages were based upon our most recent appraised values, which for many of our assets, were completed more than one year ago. Because declining real estate fundamentals have had such a negative impact on the values of commercial real estate investments, we expect the values of some or all of our properties will be lower than previous values, which will result in a higher loan-to-value ratio.

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

For the six months ended June 30, 2010, we received debt proceeds of $29.0 million and made payments of $90.5 million related to borrowings under our revolving credit facility. We generally use proceeds from our revolving credit facility to fund general working capital needs and to make principal payments on other debts as described above. Our revolving credit facility expires in October 2010, but is subject to extension at our election for one additional year, subject to compliance with certain covenants. Given the current economic environment, we expect the values of some or all of the properties will be lower than previous values. Accordingly, we may not comply with certain covenants of this credit facility which could limit our availability of funds under our revolving credit facility and limit our ability to extend this facility or negotiate a new revolving credit facility. To the extent we remain in compliance with such covenants, we intend to exercise our option to extend this facility prior to its maturity in October 2010. If we do not meet the financial covenants, we would expect to negotiate a new revolving credit facility, but there can be no assurances that we will be able to do so.

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

HSH Nordbank has the right to have the properties serving as collateral under the HSH Nordbank credit facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, we must rebalance by making a partial payment or providing additional collateral to eliminate such excess. Subject to this requirement, during the fourth quarter of 2009, we posted additional cash collateral of approximately $106.1 million to rebalance the collateral for the properties under this credit facility. Considering the declining values of commercial real estate investments, we could be required to pay additional amounts to rebalance the collateral for the properties under this credit facility.

 Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

We owned 22 properties directly that were 89% leased as of June 30, 2010 compared to 25 properties that were 94% leased as of June 30, 2009. The table below includes revenues and expenses of our directly-owned properties for the three and six months ended June 30, 2010 and 2009. Please note, the following analysis excludes the activity of three properties which were sold during 2010. All amounts in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2010	2009	$	%

Property revenues	$79,904	$86,454	$(6,550)	(7.6)%
Less: Property expenses (1)	33,254	34,953	(1,699)	(4.9)%
Total property revenues in excess of expenses	$46,650	$51,501	$(4,851)	(9.4)%

Interest and Depreciation/Amortization
Depreciation and amortization	$27,372	$29,497	$(2,125)	(7.2)%
Interest expense	$22,791	$23,005	$(214)	(0.9)%
Interest income	$66	$76	$(10)	(13.2)%

	Six Months Ended June 30,		Change
	2010	2009	$	%

Property revenues	$164,986	$175,387	$(10,401)	(5.9)%
Less: Property expenses (1)	69,775	71,564	(1,789)	(2.5)%
Total property revenues in excess of expenses	$95,211	$103,823	$(8,612)	(8.3)%

Interest and Depreciation/Amortization
Depreciation and amortization	$55,124	$59,919	$(4,795)	(8.0)%
Interest expense	$45,524	$45,594	$(70)	(0.2)%
Interest income	$153	$347	$(194)	(55.9)%

__________

(1)	Property expenses include property operating expenses, real property taxes, property management fees and income taxes.

Revenues and expenses from the operation of our properties for the three and six months ended June 30, 2010 declined as compared to the same periods in 2009. The decrease in property expenses is primarily due to property taxes, which decreased as a result of lower property valuations. Property revenues also decreased during these periods primarily due to adverse effects of the economic recession on commercial real estate fundamentals. For example, decreases in tenant demand, overall occupancies and leasing velocity have led to declining rental rates and increased tenant incentives on lease renewals. We have also experienced increases in tenant defaults and a reduction of out-of-market lease intangible amortization, both of which have negatively impacted our revenues between the periods. See Economic Update for additional information regarding the effects of the economy on our real estate portfolio.

Depreciation and amortization decreased during the three and six months ended June 30, 2010 as compared to the same periods in 2009 due to fully amortized lease intangibles.

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

On April 22, 2010, we sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paolo, Brazil, which we acquired in December 2008. The sales price was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD). In connection with the sale of Distribution Parks Elouveira and Vinhedo we incurred a disposition fee payable to our Advisor of $1.0 million. The results of operations of Distribution Parks Araucaria, Elouveira and Vinhedo and the gain realized on the disposition of Araucaria for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Rental revenue	$632	$3,463	$3,740	$6,553
Other revenue	-	-	-	-
Total revenues	632	3,463	3,740	6,553
Expenses:
Property operating expenses	346	105	413	159
Real property taxes	382	515	646	959
Property management fees	3	148	39	286
Depreciation and amortization	-	1,513	1,123	2,870
Total expenses	731	2,281	2,221	4,274
Income (loss) from discontinued operations before interest income, taxes and gain on sale	(99)	1,182	1,519	2,279
Interest income	13	20	80	28
Income taxes	(71)	-	(492)	-
Income (loss) from discontinued operations before gain on sale	(157)	1,202	1,107	2,307
Gain on sale of properties	18,311	-	22,537	-
Income from discontinued operations	$18,154	$1,202	$23,644	$2,307

RESULTS OF OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of June 30, 2010, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 24 properties that were 87% leased. As of June 30, 2009, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 88% leased. Our equity in earnings related to our investment in the Core Fund for the three months ended June 30, 2010 was $10.6 million. Our equity in losses related to our investment in the Core Fund for the three months ended June 30, 2009 was $3.1 million, respectively. Our equity in earnings related to our investment in the Core Fund for the six months ended June 30, 2010 was $8.2 million. Our equity in losses related to our investment in the Core Fund for the six months ended June 30, 2009 was $5.2 million, respectively. The increases in our equity in earnings for both periods resulted from a $106.9 million gain on the sale of 600 Lexington Avenue.

  Our Interest in the Grocery-Anchored Portfolio

We own a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio for each of the three months ended June 30, 2010 and 2009 was approximately $36,000. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio for each of the six months ended June 30, 2010 and 2009 was approximately $31,000.

  Our Interest in Distribution Park Rio

We own a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. Our equity in earnings related to our investment in Distribution Park Rio for the three months ended June 30, 2010 and 2009 was approximately $659,000 and $552,000, respectively. Our equity in earnings related to our investment in Distribution Park Rio for the six months ended June 30, 2010 and 2009 was $1.3 million and $1.0 million, respectively.

 CORPORATE-LEVEL ACTIVITIES

Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

  Derivative Instruments

We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009. The gain or loss on derivative instruments recorded during the six months ended June 30, 2010 and 2009 is primarily the result of changes in the fair value of interest rate swaps during each period. In addition, we entered into a foreign currency swap in February 2010 in relation to our sale of Distribution Park Araucaria. We recognized a loss of approximately $110,000 related to this swap, which was recorded in income from discontinued operations in our condensed consolidated statements of operations. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

Other Corporate-level Activities

     The tables below provide detail relating to our asset management and acquisition fees and general and administrative expenses for the three and six months ended June 30, 2010 and 2009.  All amounts in thousands, except percentages:

	Three Months Ended June 30,		Change
	2010	2009	$	%

Asset management and acquisition fees	$7,623	$8,498	$(875)	(10.3)%
General and administrative expenses	$2,426	$1,630	$796	48.8%

	Six Months Ended June 30,		Change
	2010	2009	$	%

Asset management and acquisition fees	$15,278	$13,112	$2,166	16.5%
General and administrative expenses	$3,789	$3,083	$706	22.9%

We pay monthly asset management fees to our Advisor based on the amount of net equity capital invested in real estate investments and pay acquisition fees to our Advisor based on the purchase prices of our real estate investments. The changes in asset management and acquisition fees for the three and six months ended June 30, 2010 were primarily due to fair value adjustments of the Participation Interest liability recorded during 2009.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The increase in general and administrative expenses is primarily due to expenses incurred in relation to a potential equity offering that we decided not to pursue.

Net Income Attributable to Noncontrolling Interests

As of June 30, 2010 and 2009, affiliates of Hines owned a 3.6% and 3.0% noncontrolling interest in the Operating Partnership, respectively. During the three months ended June 30, 2010 and 2009, we allocated income of approximately $1.2 million and $1.0 million, respectively, to these affiliates. During the six months ended June 30, 2010 and 2009, we allocated income of approximately $2.3 million and $1.9 million, respectively, to these affiliates.

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

· MFFO excludes organizational and offering expenses and acquisition expenses payable to our Advisor.  Although these amounts reduce net income, we fund such costs with proceeds from our offerings and acquisition-related indebtedness and do not consider these expenses in the evaluation of the operating performance of the Company and determining MFFO.

 The table below summarizes MFFO for the three and six months ended June 30, 2010 and 2009 and a reconciliation of such non-GAAP financial performance measure to our net income (loss) (in thousands). Please note, we have previously disclosed Operating Funds Generated by the Company (“OFG”) for the three and six months ended June 30, 2009. Although the calculation of OFG and MFFO are the same, we have changed the name to be consistent with industry practice.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(8,419)	$23,549	$(21,355)	$27,352
Adjustments:
Depreciation and amortization (1)	27,372	31,010	56,247	62,789
(Gain) loss on derivative instruments (2)	24,374	(35,895)	30,227	(46,791)
Participation interest expense (3)	3,864	4,949	7,741	4,921
Other components of revenues and expenses (4)	(977)	(3,251)	(3,408)	(8,119)
Master lease rents (5)	-	479	-	1,200
Gain on sale of investment property (6)	(18,311)	-	(22,537)	-
Acquisition fees (7)	-	-	-	1,160
Adjustments to equity in earnings (losses) from unconsolidated entities, net (8)	(2,432)	10,624	8,811	21,937
Adjustments for noncontrolling interests (9)	(892)	(930)	(1,905)	(1,884)
Modified Funds from Operations Attributable to Common Shareholders	$24,579	$30,535	$53,821	$62,565

Modified Funds from Operations Per Common Share	$0.11	$0.15	$0.25	$0.31
Weighted Average Shares Outstanding	220,421	204,152	219,548	202,797

1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of MFFO. This amount includes $1.5 million of depreciation and amortization related to discontinued operations for the three months ended June 30, 2009. This amount includes $1.1 million and $2.9 million of depreciation and amortization related to discontinued operations for the six months ended June 30, 2010 and 2009, respectively.

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

4)
Includes the following components of revenues and expenses that we do not consider in evaluating the operating performance of the Company and determining MFFO for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Straight-line rent adjustment (a)	$(724)	$(1,839)	$(2,701)	$(5,252)
Amortization of lease incentives (b)	1,958	1,265	3,746	2,535
Amortization of out-of-market leases (b)	(3,156)	(3,628)	(6,352)	(7,253)
Amortization of deferred financing costs (b)	732	737	1,472	1,259
Other	213	214	427	592
	$(977)	$(3,251)	$(3,408)	$(8,119)

a	)
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

6)
Represents the gain on disposition of Distribution Parks Araucaria, Elouveira and Vinhedo. Although this gain is included in the calculation of net income (loss), we have excluded it from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

7)
Represents acquisition fees paid to our Advisor that are expensed in our condensed consolidated statements of operations. We fund such costs with proceeds from our offering and acquisition-related indebtedness, and therefore do not consider these expenses in evaluating the operating performance of the Company and determining MFFO.

8)
Includes adjustments to equity in earnings (losses) of unconsolidated entities, net, similar to those described in Notes 1, 4, 5 and 6 above for our unconsolidated entities, which are necessary to convert the Company's share of income (loss) from unconsolidated entities to MFFO.

9)	Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert the Company’s net income (loss) to MFFO.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results.

•
Pursuant to the terms of the Grocery Anchored Portfolio joint venture agreement, for the three months ended June 30, 2010 and 2009, we received distributions of approximately $493,000 and $361,000 in excess of our pro-rata share of the joint venture’s MFFO, respectively. For the six months ended June 30, 2010 and 2009, we received distributions of approximately $943,000 and $701,000 in excess of our pro-rata share of the joint venture’s MFFO, respectively.

•
On January 22, 2010, we sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which we acquired in December 2008 for $33.0 million. Net proceeds from the sale after deducting transaction costs, fees and taxes were $34.6 million.

•
On April 22, 2010, we sold Distributions Park Elouveira and Vinhedo, two industrial properties located in Sao Paulo, Brazil, which we acquired in December 2008 for $83.1 million. Net proceeds from the sale after deducting transaction costs, fees and taxes were $93.3 million.

•
On May 22, 2010, the Core Fund sold 600 Lexington, an office property located in New York, New York, which it acquired in February 2004.  The Core Fund’s total cost basis in 600 Lexington was approximately $103.8 million and the net proceeds from the sale after deducting transaction costs, taxes and fees were approximately $185.9 million.  Our effective ownership in this asset on the date of sale was 11.67%.

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

Off-Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Declaration of Distributions

With the authorization of our board of directors, we declared distributions for the month of August 2010. These distributions will be calculated based on shareholders of record each day during August in an amount equal to $0.0138082 per share, per day and will be paid in October 2010 in cash or reinvested in stock for those participating in our dividend reinvestment plan.

Tenant Inducement Commitment

Pursuant to a lease agreement with Deloitte LLP entered into on July 1, 2010, we committed to fund $18.1 million of construction costs related to Deloitte LLP’s refurbishment of its space in JPMorgan Chase Tower, to be paid in future periods.

Advisory Agreement

On July 1, 2010, we executed a new advisory agreement (the “New Advisory Agreement”) with the Advisor. The terms of the New Advisory Agreement are comparable with those of the previous Advisory Agreement with the exception of the changes to the fees described below.

With respect to each real estate investment made, we will pay an acquisition fee equal to (i) 0.50% of the gross purchase price of an asset other than a loan or financing acquired directly by us, including any debt attributable to such investments, (ii) when we make an investment indirectly through another entity, 0.50% of such investment's pro rata share of the gross asset value of real estate investments held by that entity or (iii) in the case of loan or other financing, 0.50% of the total amount committed under the loan or other financing.

In addition, we have agreed to reimburse the Advisor for any issuer costs that it pays on our behalf, which consist of, among other costs, expenses of our organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs.

The New Advisory Agreement has a one-year term and may be renewed for successive one-year periods upon the mutual consent of the parties. Renewals of the New Advisory Agreement must be approved by the conflicts committee of our board of directors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk.

As of June 30, 2010, we had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the debt outstanding under the HSH Credit Facility to which our outstanding interest rate swaps relate. In addition, as of June 30, 2010, we have a variable interest rate mortgage in the amount of $64.8 million. The interest rate as of June 30, 2010 is 6.5%. If interest rates increased by 1%, we would incur an additional $648,000 in annual interest expense. Please see “Debt Financings” above for more information concerning our outstanding debt.

We currently have investments in Canada and Brazil and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. For all currencies, we are currently a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. During the three months ended June 30, 2010 and 2009, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation – Discontinued Operations” for additional information. Generally, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at a fixed rate of interest in the local currency related to our property in Toronto, Canada. To the extent that currency fluctuations increase or decrease net operating income as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in net operating income, and, to some extent, mitigate the risk from changes in foreign currency rates. Based upon our equity ownership in our international subsidiaries as of June 30, 2010, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the net book value of our investments in our international subsidiaries by approximately $7.8 million and would decrease the quarterly net income of our international subsidiaries by approximately $286,000.

Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 16, 2010, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A of our 2009 Annual Report on Form 10-K.  The risk factors set forth below reflect changes to the risk factors included in our 2009 Annual Report on Form 10-K.

Investment Risks

We may not be able to raise additional capital.

Our board of directors may determine to resume capital raising in the future.  We currently are only offering shares pursuant to our dividend reinvestment plan.  If we are unable to raise additional capital, we will likely make fewer investments, which would make it more difficult for us to fully accomplish our business objectives. In addition, if we are unable to raise additional capital, we may be forced to further decrease distributions and/or sell assets before we would otherwise intend to sell them in order to fund our ongoing capital and lease-related expenditures, which would materially adversely affect our overall portfolio investment performance.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2010, we did not sell or issue any equity securities that were not registered under the Securities Act.

The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs (2)
April 1, 2010 to June 30, 2010 (1)	238,519	$9.15	238,519	1,687,947
Total	238,519	$9.15	238,519

(1) All shares were redeemed on April 1, 2010.
(2) Our share redemption program is currently limited to requests made in connection with the death or disability of a stockholder. If we determine to redeem shares, we redeem shares on a quarterly basis and such redemptions will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the quarter prior to the quarter in which the redemption request was received. This amount represents the number of shares available for redemption on July 1, 2010. For more information regarding our share redemption program, please see Item 5 of our 2009 Annual Report on Form 10-K.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

Not applicable.

Item 6.   Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES REAL ESTATE INVESTMENT TRUST, INC.

August 16, 2010	By:	/s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

August 16, 2010	By:	s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.			Description
3.1		—
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