Form 10-Q
period 2010-09-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2010-11-12
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Yes ☐   No ☒

As of November 10, 2010, 222.8 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Condensed Consolidated Statements of Equity	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Removed and Reserved	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30, 2010	December 31, 2009
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$2,217,793	$2,355,872
Investments in unconsolidated entities	378,232	379,057
Assets of property held for sale	-	42,499
Cash and cash equivalents	71,785	41,577
Restricted cash	3,427	6,610
Distributions receivable	2,214	2,208
Tenant and other receivables	52,430	48,208
Intangible lease assets, net	235,824	293,053
Deferred leasing costs, net	93,956	53,925
Deferred financing costs, net	8,039	8,197
Other assets	109,341	108,574
TOTAL ASSETS	$3,173,041	$3,339,780

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$81,791	$62,506
Liabilities of property held for sale	-	355
Due to affiliates	5,917	10,304
Intangible lease liabilities, net	77,411	92,471
Other liabilities	15,883	18,602
Interest rate swap contracts	112,445	66,776
Participation interest liability	68,763	57,843
Distributions payable	29,225	33,892
Notes payable	1,516,464	1,588,103
Total liabilities	1,907,899	1,930,852

Commitments and contingencies (Note 12)

Equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2010 and December 31, 2009	-	-
Common shares, $.001 par value; 1,500,000 common shares authorized as of September 30, 2010 and December 31, 2009; 221,649 and 217,237 common shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	221	217
Additional paid-in capital	1,608,547	1,661,006
Retained deficit	(353,761)	(300,703)
Accumulated other comprehensive income	10,135	48,408
Shareholders' equity	1,265,142	1,408,928
Noncontrolling interests	-	-
Total equity	1,265,142	1,408,928
TOTAL LIABILITIES AND EQUITY	$3,173,041	$3,339,780

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2010 and 2009
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$78,249	$82,351	$229,146	$244,516
Other revenue	7,904	7,591	21,992	20,811
Total revenues	86,153	89,942	251,138	265,327
Expenses:
Property operating expenses	23,095	23,863	68,764	68,979
Real property taxes	11,517	12,229	31,718	34,327
Property management fees	1,890	1,992	5,638	5,836
Depreciation and amortization	28,380	30,185	83,504	90,104
Asset management and acquisition fees	6,938	7,354	22,215	20,466
General and administrative	1,417	1,247	5,206	4,330
Other losses, net	811	3,415	811	3,425
Total expenses	74,048	80,285	217,856	227,467
Income from continuing operations before other income (expenses), provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	12,105	9,657	33,282	37,860
Other income (expenses):
Gain (loss) on derivative instruments, net	(15,441)	(11,701)	(45,669)	35,090
Interest expense	(22,794)	(22,883)	(68,318)	(68,475)
Interest income	72	38	225	385
Income (loss) from continuing operations before provision for income taxes and equity in losses of unconsolidated entities, net	(26,058)	(24,889)	(80,480)	4,860
Provision for income taxes	(61)	(63)	(218)	(569)
Equity in earnings (losses) of unconsolidated entities, net	(2,157)	(2,277)	7,422	(6,474)
Loss from continuing operations	(28,276)	(27,229)	(73,276)	(2,183)
Income (loss) from discontinued operations, net of taxes	(26)	1,440	23,619	3,748
Net income (loss)	(28,302)	(25,789)	(49,657)	1,565
Less: Net income attributable to noncontrolling interests	(1,067)	(1,028)	(3,401)	(2,975)
Net loss attributable to common shareholders	$(29,369)	$(26,817)	$(53,058)	$(1,410)
Basic and diluted loss per common share:
Loss per common share	$(0.13)	$(0.13)	$(0.24)	$(0.01)
Weighted average number of common shares outstanding	221,649	210,298	219,548	205,325

Net comprehensive income (loss):
Net income (loss)	$(28,302)	$(25,789)	$(49,657)	$1,565
Other comprehensive income:
Foreign currency translation adjustment	2,799	19,097	(38,273)	49,590
Net comprehensive income (loss)	(25,503)	(6,692)	(87,930)	51,155
Net comprehensive income attributable to noncontrolling interests	(1,067)	(1,028)	(3,401)	(2,975)
Net comprehensive income (loss) attributable to common shareholders	$(26,570)	$(7,720)	$(91,331)	$48,180

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2010 and 2009
(UNAUDITED)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interests
	(In thousands)
BALANCE, January 1, 2010	217,237	$217	$1,661,006	$(300,703)	$48,408	$1,408,928	$-
Issuance of common shares	5,236	5	50,199	-	-	50,204	-
Redemption of common shares	(824)	(1)	(8,366)	-	-	(8,367)	-
Distributions declared	-	-	(94,045)	-	-	(94,045)	(3,401)
Selling commissions and dealer manager fees	-	-	(118)	-	-	(118)	-
Other offering costs, net	-	-	(129)	-	-	(129)	-
Net income (loss)	-	-	-	(53,058)	-	(53,058)	3,401
Foreign currency translation adjustment	-	-	-	-	(1,121)	(1,121)	-
Foreign currency translation adjustment included in income	-	-	-	-	(37,152)	(37,152)	-
BALANCE
September 30, 2010	221,649	$221	$1,608,547	$(353,761)	$10,135	$1,265,142	$-

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interests
BALANCE, January 1, 2009	201,743	$202	$1,629,033	$(303,323)	$(6,693)	$1,319,219	$-
Issuance of common shares	25,424	25	254,196	-	-	254,221	-
Redemption of common shares	(14,629)	(14)	(134,407)	-	-	(134,421)	-
Distributions declared	-	-	(96,401)	-	-	(96,401)	(2,975)
Selling commissions and dealer manager fees	-	-	(17,350)	-	-	(17,350)	-
Net income (loss)	-	-	-	(1,410)	-	(1,410)	2,975
Foreign currency translation adjustment	-	-	-	-	49,590	49,590	-
BALANCE
September 30, 2009	212,538	$213	$1,635,071	$(304,733)	$42,897	$1,373,448	$-

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(49,657)	$1,565
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	82,825	90,130
Gain on sale of investment property	(22,537)	-
Equity in (income) losses of unconsolidated entities, net	(7,422)	6,474
Distributions received from unconsolidated entities	1,410	1,699
Other losses, net	811	3,487
(Gain) loss on derivative instruments, net	45,669	(35,090)
Net change in operating accounts	(32,906)	(27,206)
Net cash provided by operating activities	18,193	41,059
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	-	(23,073)
Distributions received from unconsolidated entities in excess of equity in earnings	7,688	11,079
Additions to investment property	(4,178)	(5,876)
Proceeds from sale of investment property	141,896	-
Master lease rent receipts	-	1,200
Deposit proceeds from pending land sale	-	803
Decrease in restricted cash	3,183	10,699
Net cash provided by (used in) investing activities	148,589	(5,168)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other liabilities	(267)	285
Proceeds from issuance of common stock	1,569	201,710
Redemption of common shares	(7,542)	(136,200)
Payments of selling commissions and dealer manager fees	(166)	(17,162)
Distributions paid to shareholders and noncontrolling interests	(53,239)	(48,003)
Proceeds from notes payable	94,000	274,000
Payments on notes payable	(169,757)	(195,353)
Additions to deferred financing costs	(2,002)	(2,668)
Net cash provided by (used in) financing activities	(137,404)	76,609
Effect of exchange rate changes on cash	830	1,092
Net change in cash and cash equivalents	30,208	113,592
Cash and cash equivalents, beginning of period	41,577	39,927
Cash and cash equivalents, end of period	$71,785	$153,519

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2009 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of September 30, 2010 and December 31, 2009, and the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Public Offerings

Hines REIT commenced its initial public offering on June 18, 2004, through which it raised $527.5 million. The Company commenced its second public offering (the “Second Offering”) on June 19, 2006, through which it raised $1.5 billion of gross proceeds prior to its expiration on June 30, 2008.

The Company commenced its third public offering (the “Third Offering”) on July 1, 2008, pursuant to which it offered up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under its dividend reinvestment plan. In consideration of market conditions and other factors, the Company's board of directors determined to cease new sales of the Company's shares through the Third Offering on January 1, 2010, but the Company continued to offer shares under the Third Offering through its dividend reinvestment plan. As of June 30, 2010, Hines REIT had raised 505.4 million in proceeds through the Third Offering. The Third Offering expired on June 30, 2010 (for all states other than Florida) at which time the Company commenced a $500 million offering of shares of its common stock under its dividend reinvestment plan (the “DRP Offering”). From July 1, 2010 through November 10, 2010, Hines REIT received gross offering proceeds of $29.2 million from the sale of 3.1 million shares through the DRP Offering.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of September 30, 2010 and December 31, 2009, Hines REIT owned a 96.3% and 96.7%, respectively, general partner interest in the Operating Partnership.

Noncontrolling Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of both September 30, 2010 and December 31, 2009. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 3.2% and 2.8% limited partnership interest in the Operating Partnership as of September 30, 2010 and December 31, 2009, respectively, which is a profits interest (the “Participation Interest”). See Notes 9 and 13 for additional information regarding the Participation Interest.

Investment Property

As of September 30, 2010, the Company owned direct and indirect investments in 59 properties. These properties consisted of 44 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company makes investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owns a 27.7% non-managing general partner interest. The Company also owns a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate.  See Note 5 for additional information regarding the Company’s investments in unconsolidated entities.

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

Use of Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

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

We have evaluated the effect of subsequent events on our condensed consolidated financial statements.

International Operations

The Canadian dollar is the functional currency for the Company’s subsidiaries operating in Toronto, Ontario and the Brazilian real is the functional currency for the Company’s subsidiary operating in Rio de Janeiro, Brazil. The Company’s foreign subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains and losses resulting from translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity.  Upon disposal of these subsidiaries the Company will remove the accumulated translation adjustment from equity and include it as part of gain or loss on disposal in its consolidated statements of operations.

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

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, occupancies and the estimated hold period, could significantly affect these estimates and change the outcome of our analysis in the future. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation.

In October 2009, the Company entered into a sale agreement with an unaffiliated third party to sell a land parcel it acquired in connection with its acquisition of Williams Tower in May 2008. According to the terms of the sale agreement, the land parcel was expected to be sold in 2010. The Company recorded an impairment charge of $3.4 million as of September 30, 2009, which was determined based on the expected sale price specified in the executed sale agreement.

On September 14, 2010, the Company sold the land parcel and recorded an impairment charge of approximately $811,000 in the period of sale based on the net sales price. The impairment charges for both periods are included in other losses, net in the accompanying consolidated statements of operations.

No impairment charges were recorded during the nine months ended September 30, 2010, other than the impairment charge described above. However, if market conditions continue to deteriorate and result in lower valuations or reduced cash flows of our properties, additional impairment charges may be recorded in future periods.

Restricted Cash

As of September 30, 2010 and December 31, 2009, the Company had restricted cash of $3.4 million and $6.6 million, respectively, related to escrow accounts required by certain of the Company’s mortgage agreements.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $3.6 million and $1.2 million, at September 30, 2010 and December 31, 2009, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense. Direct leasing costs increased by $40.0 million during the nine months ended September 30, 2010, due to significant incentives related to leasing activity at several of the Company’s properties.

Tenant inducement amortization was $2.2 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $1.1 million and $763,000 as amortization expense related to other direct leasing costs for the three months ended September 30, 2010 and 2009, respectively.

Tenant inducement amortization was $6.0 million and $3.8 million for the nine months ended September 30, 2010 and 2009, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $3.2 million and $2.2 million as amortization expense related to other direct leasing costs for the nine months ended September 30, 2010 and 2009, respectively.

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property owned by the Company and located in Miami, Florida. In connection with this renewal, the Company committed to fund $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods, beginning in the first quarter of 2008. As of September 30, 2010, $2.2 million of this commitment remained unfunded and was recorded in accounts payable and accrued expenses in the accompanying balance sheet.

On July 1, 2010, Deloitte LLP (“Deloitte”) signed a lease renewal for its space in JP Morgan Chase Tower, an office property owned by the Company and located in Dallas, Texas. In connection with this renewal, the Company committed to fund $18.1 million of construction costs related to Deloitte’s expansion and refurbishment of its space, to be paid in future periods. As of September 30, 2010, $16.7 million of this commitment remained unfunded and was recorded in accounts payable and accrued expenses in the accompanying balance sheet.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing including the financing fees paid to our Advisor (see Note 9). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended September 30, 2010 and 2009, approximately $701,000 and $772,000, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2010 and 2009, $2.2 million and $2.0 million, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations.

Other Assets

Other assets included the following as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
Prepaid insurance	$1,581		$1,131
Prepaid/deferred taxes	961		-
Cash collateral for HSH mortgage facility	106,211	(1)	106,061	(1)
Other	588		1,382
Total	$109,341		$108,574

(1)
During the fourth quarter of 2009, the Company made collateral payments totaling $106.1 million to HSH Nordbank in order to rebalance the collateral for the properties under the Company’s pooled mortgage facility. The increased cash collateral as of September 30, 2010 is due to interest earned on these payments, which accrue to the Company and is reflected as an increase in the balance.

Public Offerings

The Company commenced the Third Offering on July 1, 2008. During the three months ended September 30, 2010 and 2009, the Advisor incurred approximately $1,000 and $2.5 million, respectively, of organizational and offering costs related to the Third Offering. During the nine months ended September 30, 2010 and 2009, the Advisor incurred approximately $541,000 and $10.9 million, respectively, of organizational and offering costs related to the Third Offering. Pursuant to the terms of the advisory agreement in effect from the beginning of the Third Offering through June 30, 2010, the Company was not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of the Company. Accordingly, no such amounts were recorded in the accompanying condensed consolidated financial statements through June 30, 2010.

On July 1, 2010, the Company executed a new advisory agreement (the “New Advisory Agreement”) with the Advisor. Pursuant to the terms of the New Advisory Agreement, the Company agreed to reimburse the Advisor for any issuer costs that it pays on the Company’s behalf, which consist of, among other costs, expenses of our organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. For the three and nine months ended September 30, 2010, the Advisor incurred approximately $129,000 of offering-related issuer costs on the Company’s behalf in connection with the DRP Offering, which have been recorded as an offset to additional paid-in capital in the accompanying condensed consolidated financial statements.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $44.4 million and $38.7 million as of September 30, 2010 and December 31, 2009, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

     Income Taxes

In connection with the operation of Atrium on Bay, an office property located in Toronto, Ontario, the Company has recorded a benefit for Canadian income taxes of approximately $68,000 and $47,000 for the three months ended September 30, 2010 and 2009, respectively, in accordance with Canadian tax laws and regulations. For the nine months ended September 30, 2010 the Company recorded a benefit for Canadian income taxes of approximately $151,000 and for the nine months ended September 30, 2009 the Company recorded a provision for Canadian income taxes of approximately $151,000.

The Company also recorded an income tax provision for the Texas margin tax related to its properties located in Texas of approximately $129,000 and $110,000 for the three months ended September 30, 2010 and 2009, respectively. The Company recorded income tax provisions of approximately $369,000 and $418,000 for the nine months ended September 30, 2010 and 2009.

As of September 30, 2010, the Company had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Redemption of Common Stock

The Company complies with the Distinguishing Liabilities from Equity topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $2.1 million and $1.3 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity. On November 30, 2009, the Company suspended its share redemption program except for redemption requests made in connection with the death or disability of a shareholder.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shareholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

The Company sold Distribution Parks Araucaria, Elouveira and Vinhedo during 2010 and reclassified the results of operations for these properties into discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2009. See Note 4 for additional information.

In addition, certain reclassifications have been made to the condensed consolidated statement of cash flows for the nine months ended September 30, 2009 to be consistent with the 2010 presentation. Specifically, the Company reclassified $9,000 from payments of organizational and offering expenses to increase in other liabilities and $62,000 from non-cash compensation expense to other losses, net. Management believes these changes in presentation simplify the cash flow statement by combining immaterial line items, although it does not believe these changes are necessary for the fair presentation of the Company’s financial statements.

Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets,” which codified the previously issued Statement of Financial Accounting Standards (“SFAS”) 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” ASU 2009-16 modifies the financial components approach, removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. The ASU also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. ASU 2009-16 became effective for the Company on January 1, 2010. The adoption of ASU 2009-16 did not have a significant impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued SFAS 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for Variable Interest Entities (“VIE”) and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. ASU 2009-17 became effective for the Company beginning January 1, 2010. The Company’s adoption of ASU 2009-17 resulted in certain additional disclosures in our consolidated financial statements but did not have a significant impact on the Company’s consolidated financial statements.

3.  Real Estate Investments

The Company makes real estate investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities. The following table provides summary information regarding the properties in which the Company owned interests as of September 30, 2010. All assets which are 100% owned by the Company are referred to as “directly-owned properties.” All other properties are owned indirectly through its investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Our Effective Ownership (1)
Directly-owned Properties
321 North Clark	Chicago, Illinois	04/2006	888,837	82%	100%
Citymark	Dallas, Texas	08/2005	218,722	95%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,246,652	90%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	78%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	88%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579	100%	100%
Watergate Tower IV	Emeryville, California	12/2006	344,433	100%	100%
Williams Tower	Houston, Texas	05/2008	1,479,683	87%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
One Wilshire	Los Angeles, California	08/2007	661,553	96%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,731	73%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,018,428	83%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	767,700	83%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	78%	100%
1515 S Street	Sacramento, California	11/2005	351,745	98%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	253,187	94%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	75%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	98%	100%
Atrium on Bay	Toronto, Ontario	02/2007	1,077,496	98%	100%
Total for Directly-Owned Properties			12,440,015	90%

Indirectly-owned Properties

Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	78%	23%
The Carillon Building	Charlotte, North Carolina	07/2007	472,644	88%	23%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	90%	23%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	94%	23%
Three First National Plaza	Chicago, Illinois	03/2005	1,423,515	91%	18%
333 West Wacker	Chicago, Illinois	04/2006	854,873	72%	18%
One Shell Plaza	Houston, Texas	05/2004	1,230,395	100%	11%
Two Shell Plaza	Houston, Texas	05/2004	565,573	95%	11%
425 Lexington Avenue	New York, New York	08/2003	700,034	100%	11%
499 Park Avenue	New York, New York	08/2003	291,515	92%	11%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	88%	23%
Riverfront Plaza	Richmond, Virginia	11/2006	951,616	95%	23%
Johnson Ranch Corporate Centre	Roseville, California	05/2007	179,990	41%	18%
Roseville Corporate Center	Roseville, California	05/2007	111,418	51%	18%
Summit at Douglas Ridge	Roseville, California	05/2007	185,128	68%	18%
Olympus Corporate Centre	Roseville, California	05/2007	191,494	52%	18%
Douglas Corporate Center	Roseville, California	05/2007	214,606	84%	18%
Wells Fargo Center	Sacramento, California	05/2007	502,365	93%	18%
525 B Street	San Diego, California	08/2005	449,181	94%	23%
The KPMG Building	San Francisco, California	09/2004	379,328	88%	23%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Our Effective Ownership (1)
Indirectly-owned Properties

Core Fund Properties
101 Second Street	San Francisco, California	09/2004	388,370	87%		23%
720 Olive Way	Seattle, Washington	01/2006	300,710	76%		18%
1200 19th Street	Washington, D.C.	08/2003	337,250	55%		11%
Warner Center	Woodland Hills, California	10/2006	808,274	91%		18%
Total for Core Fund Properties			14,602,879	87%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	99,749	100%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	96%		70%
Champions Village	Houston, Texas	11/2008	384,581	90%		70%
King's Crossing	Kingwood, Texas	11/2008	126,397	100%		70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	95%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,496	93%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	79,871	100%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	93%		70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,652	95%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	96%		70%
Total for Grocery-Anchored Portfolio			1,497,298	95%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	07/2007	693,115	100%		50%
Total for All Properties			29,233,307	89%	(2)
_________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On September 30, 2010, Hines REIT owned a 96.3% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 3.7% interest in the Operating Partnership. In addition, the Company owned an approximate 27.7% non-managing general partner interest in the Core Fund as of September 30, 2010. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.6% to 81.4%.

(2)
This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties.  The percentage leased based on the Company’s effective ownership interest in each property is 90%.

Investment Property, net

Investment property consisted of the following as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Buildings and improvements	$1,946,821	$2,017,040
Less: accumulated depreciation	(163,270)	(127,905)
Buildings and improvements, net	1,783,551	1,889,135
Land	434,242	466,737
Investment property, net	$2,217,793	$2,355,872

Lease Intangibles

As of September 30, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$370,095	$59,549	$131,148
Less: accumulated amortization	(169,249)	(24,571)	(53,737)
Net	$200,846	$34,978	$77,411

As of December 31, 2009, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$394,871	$60,111	$134,551
Less: accumulated amortization	(141,553)	(20,376)	(42,080)
Net	$253,318	$39,735	$92,471

Amortization expense of in-place leases was $14.9 million and $18.1 million for the three months ended September 30, 2010 and 2009, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $4.2 million and $3.8 million, respectively. Amortization expense of in-place leases was $43.8 million and $54.2 million for the nine months ended September 30, 2010 and 2009, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $10.5 million and $11.0 million, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from October 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
October 1 through December 31, 2010	$13,005	$(3,235)
2011	45,130	(11,244)
2012	34,711	(9,343)
2013	27,854	(8,591)
2014	19,819	(4,675)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2010, the approximate fixed future minimum rentals for the period from October 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1 through December 31, 2010	$53,933
2011	213,028
2012	190,735
2013	156,686
2014	126,408
Thereafter	522,248
Total	$1,263,038

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from October 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 and for the period thereafter are approximately $730,000, $2.8 million, $2.3 million, $1.8 million, $1.0 million and $2.1 million, respectively. The Company has outsourced the provision of these services to a tenant in the same building, to whom it pays fees for the provision of such services. The fixed future minimum payments for such services for the period from October 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 and for the period thereafter are approximately $332,000, $539,000, $374,000, $262,000, $25,000 and $1,000, respectively.

During the nine months ended September 30, 2010 and 2009, the Company did not earn more than 10% of its revenue from any individual tenant.

One of the Company’s properties is subject to a ground lease, which expires on March 31, 2032. Although the lease provides for increases in payments over the term of the lease, ground rent expense accrues on a straight-line basis. The fixed future minimum ground lease payments for the period from October 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 and for the period thereafter are approximately $105,000, $428,000, $437,000, $445,000, $454,000 and $9.4 million, respectively. Ground lease expense for each of the three months ended September 30, 2010 and 2009 was approximately $141,000. Ground lease expense for each of the nine months ended September 30, 2010 and 2009 was approximately $422,000.

On September 14, 2010, the Company sold a land parcel located in Houston, Texas, which it acquired in connection with its purchase of Williams Tower. The sales price of the land parcel was $12.8 million. Proceeds received after closing costs and fees were $11.8 million. The Company recorded an impairment charge upon sale of approximately $811,000 which is included in other losses in the accompanying condensed consolidated statement of operations.

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

 On April 22, 2010, the Company sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paolo, Brazil, which it acquired in December 2008. The sales price was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD). The net book value of this property was $103.1 million as of March 31, 2010.  In connection with the sale of Distribution Parks Elouveira and Vinhedo, the Company paid its Advisor a disposition fee of $1.0 million. The statement of operations for the three and nine months ended September 30, 2009 have been reclassified to include the results of operations of Distribution Parks Elouveira and Vinhedo in discontinued operations to be consistent with the 2010 presentation.

The results of operations of Distribution Parks Araucaria, Elouveira and Vinhedo and the gain realized on the disposition of Araucaria for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$-	$3,880	$3,740	$10,433
Other revenue	-	-	-	-
Total revenues	-	3,880	3,740	10,433
Expenses:
Property operating expenses	31	46	444	204
Real property taxes	-	578	646	1,537
Property management fees	-	158	39	444
Depreciation and amortization	-	1,674	1,123	4,544
Total expenses	31	2,456	2,252	6,729
Income (loss) from discontinued operations before interest income, taxes and gain on sale	(31)	1,424	1,488	3,704
Interest income	7	16	89	44
Income taxes	(2)	-	(495)	-
Income (loss) from discontinued operations before gain on sale	(26)	1,440	1,082	3,748
Gain on sale of properties (1)	-	-	22,537	-
Income from discontinued operations	$(26)	$1,440	$23,619	$3,748

The tables below show income (loss) and earnings (loss) per share attributable to common shareholders allocated between continuing operations and discontinued operations:

Loss from continuing operations attributable
to common shareholders	$(29,343)	$(28,215)	$(75,856)	$(5,047)
Income from discontinued operations attributable
to common shareholders	(26)	1,398	22,798	3,637
Net loss attributable to common shareholders	$(29,369)	$(26,817)	$(53,058)	$(1,410)

Basic and diluted earnings (loss) per share attributable
to common shareholders
Loss from continuing operations	$(0.13)	$(0.13)	$(0.35)	$(0.02)
Income from discontinued operations	$-	$0.01	$0.10	$0.02

(1) Amount includes $37.2 million that was removed from accumulated other comprehensive income related to the cumulative foreign currency translation adjustment.

5.   Investments in Unconsolidated Entities

     The Company owns indirect interests in real estate through its investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio. The table below presents the activity of the Company’s unconsolidated entities as of and for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$381,214	$385,739	$379,057	$364,374
Contributions	-	4	-	27,957
Distributions declared	(2,732)	(2,797)	(9,103)	(9,714)
Equity in earnings (losses)	(2,157)	(2,277)	7,422	(6,474)
Effect of exchange rate	1,907	2,672	856	7,198
Ending balance	$378,232	$383,341	$378,232	$383,341

       The Company has concluded its investment in the Grocery-Anchored Portfolio qualifies as a VIE under ASC 810 “Consolidation.” The Grocery-Anchored Portfolio is financed with a $100 million secured note, which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”).   The JV Partner is the manager of the investment properties, which provides it with the power to direct the activities of the VIE that most significantly impact the VIE’s financial performance.  Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the entity. In the event that the terms of the guarantee or management services provided by the JV Partner are modified, the Company will re-evaluate its determination of the primary beneficiary and the accounting treatment for this investment. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. During the period of its involvement with the VIE, the Company has not provided financial or other support to the Grocery-Anchored Portfolio, which it was not previously contractually required to provide. The table below includes the Company’s maximum loss exposure related to this investment as of September 30, 2010 and December 31, 2009, which is equal to the carrying value of its investment in the joint venture reflected in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

Period	Investment in Grocery-Anchored Portfolio (1)	Maximum Risk of Loss
September 30, 2010	$67,648	$67,648
December 31, 2009	$72,046	$72,046

(1)
Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in earnings.

Investment in the Core Fund

Condensed consolidated financial information of the Core Fund is presented below:

Condensed Consolidated Balance Sheets of the Core Fund
as of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash	$240,473	$98,447
Investment property, net	3,280,088	3,395,135
Other assets	732,293	751,507
Total Assets	$4,252,854	$4,245,089

LIABILITIES AND EQUITY
Debt	$2,600,864	$2,618,600
Other liabilities	266,134	267,661
Redeemable noncontrolling interests	458,870	469,203
Partners' equity	926,986	889,625
Total Liabilities and Equity	$4,252,854	$4,245,089

Condensed Consolidated Statements of Operations of the Core Fund
For the Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues, other income and interest income	$118,121	$123,805	$356,709	$381,975
Property operating expenses	(55,404)	(59,362)	(158,847)	(174,553)
Interest expense	(35,319)	(34,086)	(104,599)	(102,171)
Depreciation and amortization	(39,075)	(42,326)	(121,461)	(134,463)
Income tax expense	(107)	(96)	(303)	(309)
Income (loss) from discontinued operations	(9)	581	108,828	2,073
(Income) loss allocated to redeemable noncontrolling interests	1,622	1,592	(61,211)	104
Net income (loss)	$(10,171)	$(9,892)	$19,116	$(27,344)

Sale of 600 Lexington Avenue

On May 20, 2010, the Core Fund sold 600 Lexington Avenue, an office property located in New York, New York, which it acquired in February 2004. The sales price was $193.0 million. As a result of the sale, the Core Fund recognized a gain on sale of $106.8 million, which is included in income from discontinued operations above.

Investment in Distribution Park Rio

Condensed consolidated financial information of Distribution Park Rio is presented below:

Condensed Consolidated Balance Sheets of Distribution Park Rio
as of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash	$330	$359
Investment property, net	62,962	60,511
Other assets	1,604	1,455
Total Assets	$64,896	$62,325

LIABILITIES AND EQUITY
Total liabilities	$679	$914
Partners' equity	64,217	61,411
Total Liabilities and Partners’ Equity	$64,896	$62,325

Condensed Consolidated Statements of Operations of Distribution Park Rio
for the Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Total revenues and interest income	$2,040	$2,019	$6,472	$5,577
Total expenses	(879)	(865)	(2,847)	(2,386)
Net income	$1,161	$1,154	$3,625	$3,191

Investment in the Grocery-Anchored Portfolio

Condensed consolidated financial information of the Grocery-Anchored Portfolio is presented below:

Condensed Consolidated Balance Sheets of the Grocery-Anchored
Portfolio as of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash	$3,405	$4,865
Investment property, net	168,705	171,369
Other assets	28,009	31,788
Total Assets	$200,119	$208,022

LIABILITIES AND EQUITY
Debt	$127,373	$127,916
Other liabilities	7,180	7,980
Members' equity	65,566	72,126
Total Liabilities and Equity	$200,119	$208,022

Condensed Consolidated Statements of Operations of the Grocery-Anchored
Portfolio for the Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Total revenues and interest income	$6,100	$6,385	$18,368	$17,785
Total expenses	(5,271)	(5,705)	(16,468)	(16,030)
Net income	$829	$680	$1, 900	$1,755

Impairment of Unconsolidated Entities

The Company’s investments in unconsolidated entities are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of its investments may not be recoverable.  The ultimate realization of its investments in unconsolidated entities is dependent on a number of factors, including the performance of each investment and market conditions.  In accordance with the Investments – Equity Method and Joint Ventures Topic of the FASB Accounting Standards Codification, the Company will record an impairment charge if it determines that a decline in the value of an investment is other than temporary.  Based on the analysis of the facts and circumstances at September 30, 2010, no impairment was recorded for the Company’s investments in unconsolidated entities. If market conditions continue to deteriorate and result in lower valuations or reduced cash flows of investments, impairment charges may be recorded in future periods.

6.  Debt Financing

The following table includes all of the Company’s outstanding notes payable as of September 30, 2010 and December 31, 2009 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Interest Rate	Principal Outstanding at September 30, 2010			Principal Outstanding at December 31, 2009
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2012	Variable		$64,620	(1)	$77,900
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000	(2)	45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		184,661	(3)	181,108
The Prudential Insurance Company of America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500	(4)	159,500
IXIS Real Estate Capital Inc. – Raytheon/ DIRECTV Buildings	3/13/2008	12/5/2016	5.675%		51,412	(5)	51,900
New York State Teachers’ Retirement System – 2555 Grand	4/24/2008	5/1/2013	5.375%		86,000	(6)	86,000
New York State Teachers’ Retirement System – Williams Tower	5/29/2008	6/1/2013	5.500%		165,000	(7)	165,000
Artesia Mortgage Capital Corporation – 345 Inverness Drive	12/30/2008	12/11/2016	5.850%		14,032	(8)	14,005
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	12/30/2008	6/11/2015	5.330%		8,937	(9)	8,843
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	12/30/2008	11/11/2015	5.530%		9,448	(10)	9,435
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575%	(11)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505%	(11)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550%	(11)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800%	(11)	48,000		48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2007	8/14/2017	6.0300%	(11)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	12/20/2007	1/1/2013	5.70%		205,000	(12)	205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility (12)	9/9/2005	10/31/2010	Variable		-		61,500
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		2,854	(13)	2,912
					$1,516,464		$1,588,103
__________

(1)
This property had an interest-only loan with an original principal amount of $91.0 million which was assumed by the Company in connection with its acquisition of Airport Corporate Center. The original mortgage matured on March 11, 2009 and was extended to March 11, 2010 with the option for an additional 6-month extension subject to certain conditions.  Concurrently, the Company made a principal payment of $13.1 million to reduce the outstanding principal balance to $77.9 million. On March 11, 2010, the Company refinanced this mortgage with Westdeutsche Immobilienbank AG. The new mortgage loan is a $65.0 million, two-year, amortizing loan with a variable rate equal to LIBOR plus 5.50%. In connection with this mortgage, the Company paid its Advisor a debt financing fee of approximately $650,000. This mortgage was entered into by a subsidiary of the Operating Partnership, but is guaranteed by Hines REIT. The interest rate on this mortgage as of September 30, 2010 was 6.5%.

(2)	The Company entered into mortgage financing in connection with its acquisition of 1515 S. Street. The mortgage agreement provided for an interest only loan with a principal amount of $45.0 million.

(3)
The Company entered into mortgage financing in connection with its acquisition of Atrium on Bay. The mortgage agreement provided for an interest only loan with a principal amount of 190.0 million Canadian dollars. This amount was translated from Canadian dollars to U.S. dollars at a rate of $0.9719 and $0.9532 as of September 30, 2010 and December 31, 2009, respectively.

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

(12)
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of the terms related to this facility. This facility expired on October 31, 2010 and the Company did not exercise its option to extend the facility.

(13)
This is a note payable with Citicorp Vendor Finance Ltd. related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $0.9719 and $0.9532 as of September 30, 2010 and December 31, 2009, respectively.

The Company is contractually obligated to make principal payments on its outstanding notes payable for the period from October 1, 2010 through December 31, 2010, for each of the years ended December 31, 2011 through December 31, 2014 and for the period thereafter of approximately $529,000, $49.8 million, $224.6 million, $457.5 million, $1.6 million and $786.2 million.

The Company is not aware of any instances of noncompliance with financial covenants as of September 30, 2010.

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

The tables below provide additional information regarding each of the Company’s derivative instruments (all amounts are in thousands):

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:	September 30, 2010	December 31, 2009
Interest rate swap contracts	$(112,445)	$(66,776)
Total derivatives	$(112,445)	$(66,776)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gain (loss) on interest rate swap (1)	$(15,441)	$(11,701)	$(45,669)	$35,090
Loss on foreign currency swap (2)	—	—	(110)	—
Total	$(15,441)	$(11,701)	$(45,779)	$35,090

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

	Shareholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Noncontrolling Interests Total Declared

2010
September 30, 2010	$14,986	$13,172	$28,158	$1,067
June 30, 2010	$17,226	$16,011	$33,237	$1,205
March 31, 2010	$16,480	$16,170	$32,650	$1,129
Total	$48,692	$45,353	$94,045	$3,401

2009
December 31, 2009	$16,111	$16,692	$32,803	$1,089
September 30, 2009	$15,644	$16,414	$32,058	$1,028
June 30, 2009	$15,627	$16,931	$32,558	$1,012
March 31, 2009	$14,983	$16,801	$31,784	$936
Total	$62,365	$66,838	$129,203	$4,065

9.  Related Party Transactions

   The table below outlines fees and expense reimbursements incurred that are payable to Hines, the Advisor and Hines Real Estate Investments, Inc. (the “Dealer Manager”) for the three and nine months ended September 30, 2010 and 2009 and outstanding as of September 30, 2010 and December 31, 2009. All amounts are in thousands:

	Incurred		Incurred		Unpaid (Receivable) as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Type and Recipient	2010	2009	2010	2009	2010	2009
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership	$3,179	$3,708	$10,920	$8,630	$68,763	$57,843

Due to Affiliates
Selling Commissions – the Dealer Manager	$-	$4,549	$89	$13,130	$-	$82
Dealer Manager Fee – the Dealer Manager	-	1,441	29	4,220	-	(34)
Issuer Costs - the Advisor	129	-	129	-	129	268
Acquisition Fee – the Advisor	-	-	-	1,160	-	-
Asset Management Fee – the Advisor	3,759	3,646	11,295	10,676	3,759	7,370
Disposition Fee – the Advisor	-	-	1,410	-	-	-
Debt Financing Fee – the Advisor	-	-	650	242	-	-
Other - The Advisor (1)	1,101	78	2,800	1,217	402	1,442
Property Management Fee – Hines	1,776	2,006	5,496	5,866	233	5
Leasing Fee – Hines	1,188	449	2,037	859	1,030	488
Tenant Construction Management Fees – Hines	1	-	2	25	25	32
Re-development Construction Management Fees – Hines	-	-	-	11	-	(5)
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	4,190	4,215	12,959	12,535	339	656
Due to Affiliates					$5,917	$10,304

(1)   Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses. These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	2010	2009

Increase in other assets	$(1,059)	$(858)
Increase in tenant and other receivables	(4,644)	(5,451)
Additions to deferred leasing costs	(48,829)	(13,816)
Increase (decrease) in accounts payable and accrued expenses	18,373	(7,982)
Increase in participation interest liability	10,920	8,630
Decrease in other liabilities	(2,482)	(4,397)
Decrease in due to affiliates	(5,185)	(3,332)
Changes in assets and liabilities	$(32,906)	$(27,206)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$63,790	$65,791
Cash paid for income taxes	$1,725	$2,053
Supplemental Schedule of Non-Cash Activities
Unpaid selling commission and dealer manager fees	$-	$230
Distributions declared and unpaid	$29,225	$33,086
Distributions receivable	$2,214	$2,208
Distributions reinvested	$48,874	$51,278
Shares tendered for redemption	$2,126	$16,295
Stock subscription	$-	$1,173
Accrued additions to investment property	$242	$266

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following tables set forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of September 30, 2010 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the condensed consolidated balance sheet. The Company has not designated any of its derivative instruments as hedging instruments.

		Basis of Fair Value Measurements
Period	Fair Value of Liabilities	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010	$(112,445)	$—	$(112,445)	$—
December 31, 2009	$(66,776)	$—	$(66,776)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In October 2009, the Company entered into a sale agreement with an unaffiliated third party to sell a land parcel it acquired in connection with its acquisition of Williams Tower in May 2008. According to the terms of the sale agreement, the land parcel was expected to be sold in 2010. The Company recorded an impairment charge of $3.4 million as of September 30, 2009, which was determined based on the expected sale price specified in the executed sale agreement.

On September 14, 2010, the Company sold the land parcel and recorded an impairment charge of approximately $811,000 in the period of sale based on the net sales price. The impairment charges for both periods are included in other losses, net in the accompanying consolidated statements of operations. The tables below include additional information regarding the impairment charges, which is required in accordance with the Fair Value Measurements and Disclosure topic of the FASB Accounting Standards Codification (in thousands):

Basis of Fair Value Measurements as of September 30, 2010
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable	Impairment
	of Assets	Identical Items	Inputs	Inputs	Loss as of
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)	September 30, 2010
Land parcel	$ —	$ —	$ —	$ —	$811

Basis of Fair Value Measurements as of December 31, 2009
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable	Impairment
	of Assets	Identical Items	Inputs	Inputs	Loss as of
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)	September 30, 2009
Land parcel	$ 12,770	$ —	$ 12,770	$ —	$3,415

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

Other Financial Instruments

As of September 30, 2010, management estimated that the fair value of notes payable, which had a carrying value of $1.5 billion, was $1.5 billion. As of December 31, 2009, management estimated that the fair value of notes payable, which had a carrying value of approximately $1.6 billion, was $1.5 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

14.  Reportable Segments

The Segment Reporting Topic of the FASB Accounting Standards Codification establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has four reportable segments: 1) office properties, 2) a domestic industrial property, 3) domestic retail properties and 4) an international industrial property. The office properties segment consists of 21 office properties that the Company owns directly as well as 24 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial property segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of 12 grocery-anchored shopping centers that are owned indirectly through the Company’s investment in a joint venture with Weingarten. The international industrial property segment consists of one industrial property located in Rio de Janeiro, Brazil, that is owned indirectly through the Company’s investment in a joint venture with a Hines affiliate.

The Company’s indirect investments are accounted for using the equity method of accounting for investments. As such, the activities of these investments are reflected in investments in unconsolidated entities in the condensed consolidated balance sheets and equity in losses of unconsolidated entities, net in the condensed consolidated statements of operations.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income or loss, as applicable. "Corporate-Level Accounts" includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments. Certain amounts related to Distribution Parks Araucaria, Elouveira and Vinhedo as of and for the three and nine months ended September 30, 2009 have been reclassified to discontinued operations to be consistent with their presentation as of and for the three and nine months ended September 30, 2010. In addition, certain amounts related to corporate-level accounts were reclassified in the reconciliation of net operating income for the three and nine months ended September 30, 2009 to be consistent with the presentation for the three and nine months ended September 30, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total Revenue
Office properties	$85,027	$88,822	$247,816	$261,963
Domestic industrial property	1,126	1,120	3,322	3,364
Total Revenue	$86,153	$89,942	$251,138	$265,327

Net Operating Income (1)
Office properties (1)	$48,776	$51,016	$142,405	$153,565
Domestic industrial property (1)	875	842	2,613	2,620
Total Segment Net Operating Income	$49,651	$51,858	$145,018	$156,185

Equity in Earnings (Losses) of Unconsolidated Entities
Equity in earnings (losses) of domestic office properties	$(2,964)	$(2,947)	$5,236	$(8,171)
Equity in earnings of domestic retail properties	215	107	246	138
Equity in earnings of international industrial property	592	563	1,940	1,559
Total Equity in Earnings (Losses) of Unconsolidated Entities	$(2,157)	$(2,277)	$7,422	$(6,474)

Total Assets				September 30, 2010	December 31, 2009
	Office properties			$2,599,712	$2,654,859
	Domestic industrial property			41,543	42,886
	International industrial property			-	106,942
	Assets held for sale			-	42,499
	Investment in unconsolidated entities -
	Office properties			278,573	276,445
	Domestic retail properties			67,648	72,046
	International industrial property			32,011	30,566
	Corporate-level accounts			153,554	113,537
	Total Assets			$3,173,041	$3,339,780

		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Reconciliation to net income (loss)
	Total segment net operating income	$49,651	$51,858	$145,018	$156,185
	Asset management and acquisition fees	(6,938)	(7,354)	(22,215)	(20,466)
	General and administrative	(1,417)	(1,247)	(5,206)	(4,330)
	Depreciation and amortization	(28,380)	(30,185)	(83,504)	(90,104)
	Other losses	(811)	(3,415)	(811)	(3,425)
	Gain (loss) on derivative instruments, net	(15,441)	(11,701)	(45,669)	35,090
	Interest expense	(22,794)	(22,883)	(68,318)	(68,475)
	Interest income	72	38	225	385
	Provision for income taxes	(61)	(63)	(218)	(569)
	Equity in earnings (losses) of unconsolidated entities	(2,157)	(2,277)	7,422	(6,474)
	Income from discontinued operations, net of tax	(26)	1,440	23,619	3,748
	Net income (loss)	$(28,302)	$(25,789)	$(49,657)	$1,565

(1)	Revenues less property operating expenses, real property taxes and property management fees.

15. Subsequent Events

Declaration of Distributions

With the authorization of its board of directors, the Company declared distributions for the month of November 2010. These distributions will be calculated based on shareholders of record each day during November in an amount equal to $0.00138082 per share, per day and will be paid in January 2011 in cash or reinvested in stock for those participating in the Company’s dividend reinvestment plan.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We invest in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of September 30, 2010, we had direct and indirect interests in 59 properties. These properties consist of 44 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located primarily in five states in the Southeastern United States (the “Grocery-Anchored Portfolio”).

Previously, in order to provide capital for these investments, we raised $2.0 billion in our initial public offering (the “Initial Offering”) and our second public offering  (the “Second Offering”), the latter of which terminated on June 30, 2008. On July 1, 2008, we commenced our third public offering (the “Third Offering”) pursuant to which we offered up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under our dividend reinvestment plan. In consideration of market conditions and other factors, our board of directors determined to cease new sales of our shares through the Third Offering on January 1, 2010, but we continued to offer shares under the Third Offering through our dividend reinvestment plan. As of June 30, 2010, we had raised $505.4 million in proceeds through the Third Offering. The Third Offering expired on June 30, 2010 (for all states other than Florida) at which time we commenced a $500 million offering of shares of our common stock under our dividend reinvestment plan (the “DRP Offering”). From July 1, 2010 through November 10, 2010, we received gross offering proceeds of $29.2 million from the sale of 3.1 million shares through our DRP Offering.

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

Economic Update

The economic recovery continues to slowly make headway, with U.S. GDP posting its fifth consecutive quarterly increase in the third quarter. In fact, real GDP has grown 5.0% since the second quarter of 2009, and is 1.7% higher than the previous GDP peak in the third quarter of 2008.   While GDP news has been positive, unemployment remains very high.  The U.S. economy has added jobs since its employment lows in December 2009, but job growth was slow during the beginning of 2010 and the U.S. experienced slight job losses in June - September 2010.

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

As with most commercial real estate, our portfolio of assets is not immune to the effects of a recession; however, due to the quality and diversification of our portfolio, we continue to believe that our portfolio is relatively well positioned to limit the negative impact from this down cycle. In spite of the challenges presented by the current economy and markets, our portfolio remained 90% leased as of September 30, 2010 as it had been at December 31, 2009. Our management closely monitors the portfolio's lease expirations, which range from 2.5% to 11.0% of leasable square feet per year from now through the end of 2012. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with the highest-quality tenants in each of the markets in which we operate. Although we continue to be leased to a diverse tenant base over a variety of industries, our portfolio is approximately 17% leased to over 200 companies in the financial and insurance industries, approximately 17% leased to over 125 companies in the legal industry and approximately 11% leased to over 100 companies in the information technology industry.

Declining real estate fundamentals have had a significant negative impact on values of commercial real estate investments. Commercial real estate sales across the U.S. in 2008 and 2009 were dramatically down from the record high volume in 2007.  This has negatively impacted the value of our real estate investments and consequently is expected to negatively impact the estimated value of our shares determined by our board of directors in the future. Investment transaction volume has increased in the first three quarters of 2010 and cap rates have fallen across all asset classes from their peaks in late 2009.  Recent demand has been greatest for high quality, well-located assets that generate stable cash flows.

While we have seen improvements in the debt capital markets, some debt capital continues to be difficult to obtain and more expensive. We have managed our portfolio to date in an effort to minimize our exposure to volatility in the debt capital markets. We have done this by using moderate levels of long-term fixed-rate debt and minimizing our exposure to short-term variable-rate debt which is more likely to be impacted by market volatility. Our portfolio was 60% leveraged as of September 30, 2010, with 97% of our debt in the form of long-term, fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund).

Our management and board of directors believe that aligning our distributions with our operating performance, including the results of certain property sales, and not with funds from offering proceeds or borrowings, is an important objective for the Company. We are proud that, other than our initial quarters of operations, we have been able to meet that objective.  As discussed above, our portfolio has been impacted by the economic recession and we have experienced a decline in rental rates over the last several quarters, which have reduced our net operating income as we re-lease expiring space to new or existing tenants.  Despite these challenges, we were still able to declare distributions equal to $0.62, $0.64 and $0.62 per share for the years ended December 31, 2009, 2008 and 2007.  Additionally, we were able to pay aggregate distributions of $0.30 per share for the first six months of 2010.  Unfortunately, the downward trends in real estate fundamentals may continue for several more quarters before they begin improving, and the rebound may be slow.  As a result of these market conditions, our board of directors decided to reduce our current annual distribution rate from 6% to 5% (based on our most recent primary offering share price of $10.08 per share and assuming the current distribution is maintained for a twelve month period) effective for the quarter which began July 1, 2010, in order to maintain our practice of aligning distributions with our operating performance as described above.   We cannot make any assurances that the current distribution rate will be maintained. For further discussion see “Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions.”

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

Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements are for property-level operating expenses, capital improvements and leasing costs, debt service, corporate-level general and administrative expenses, distributions and redemptions. Historically, we have had four primary sources of capital for meeting our cash requirements:

•	proceeds from our public offerings, including our dividend reinvestment plan;
•	debt financings, including secured or unsecured facilities;
•	proceeds from the sale of our properties; and
•	cash flow generated by our real estate investments and operations.

Our cash needs for additional investments in our properties have historically been met primarily by proceeds from our public equity offerings and debt financing, while our operating cash needs have primarily been met through cash flow generated by our properties and investments. Additionally, we are continually evaluating the hold period for each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  During the nine months ended September 30, 2010, we received proceeds of $142.0 million from the sale of three industrial properties in Brazil and a land parcel in Houston, Texas.

We believe that our current capital resources and cash flow from operations and strategic asset sales are sufficient to meet our liquidity needs for the foreseeable future; however, any cash used to fund redemption requests from shareholders reduces the liquidity available to fund our cash needs.

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

Net cash provided by operating activities was $18.2 million and $41.1 million for the nine months ended September 30, 2010 and 2009, respectively. This decrease is primarily due to adverse effects of the economic recession on commercial real estate fundamentals and our net operating income, decreases in net operating income due to the sale of Distribution Parks Araucaria, Elouveira and Vinhedo and increases in leasing costs.

Cash Flows from Investing Activities

Net cash provided by investing activities was $148.6 million for the nine months ended September 30, 2010 compared to net cash used in investing activities of $5.2 million for the nine months ended September 30, 2009. The increase is due to the activity described below.

We make investments in and receive distributions from our unconsolidated entities. Distributions up to our equity in earnings for the period are recorded in cash flows from operating activities. Distributions from our unconsolidated entities are recorded in cash flows from investing activities to the extent that they exceed our equity in earnings for the period. The tables below show investments made in unconsolidated entities and the allocation of distributions between cash flows from operating and investing activities for the nine months ended September 30, 2010 and 2009. All amounts are in thousands:

	Nine Months Ended September 30, 2010
	Core Fund	Grocery-Anchored Portfolio	Distribution Park Rio	Total
Distributions included in cash flows from operating activities	$-	$59	$1,351	$1,410
Distribution included in cash flows from investing activities	$3,103	$4,585	$-	$7,688

	Nine Months Ended September 30, 2009
	Core Fund	Grocery-Anchored Portfolio	Distribution Park Rio	Total
Investments in unconsolidated entities	$-	$23,073	$-	$23,073
Distributions included in cash flows from operating activities	$-	$138	$1,561	$1,699
Distribution included in cash flows from investing activities	$6,022	$4,773	$284	$11,079

In January 2010, we sold Distribution Park Araucaria and in April 2010, we sold Distribution Parks Elouveira and Vinhedo. We sold them in order to capitalize on currency exchange gains due to the strengthening of the Brazilian Real. The sales price of Distribution Park Araucaria was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD on the date of the transaction) and the sales price for Distribution Parks Elouveira and Vinhedo was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD). Proceeds received after taxes and expenses were $130.1 million.

On September 14, 2010, we sold a land parcel located in Houston, Texas, which was acquired in connection with our purchase of Williams Tower. The sales price of the land parcel was $12.8 million. Proceeds received after closing costs and fees were $11.8 million.

During the nine months ended September 30, 2010 and 2009 we had cash outflows of $4.2 million and $5.9 million, respectively, related to capital expenditures at several of our properties.

During the nine months ended September 30, 2009, we had net cash inflows of $1.2 million for master leases entered into in connection with our acquisitions. We received no such payments subsequent to June 30, 2009.

In January 2009, we entered into possession and use agreements with the City of Redmond, Washington, related to a portion of the land owned in connection with the Laguna Buildings, which gave the city immediate use and possession of the land until final terms of the sale were determined and title transferred in December 2009. Upon execution of the agreement in January 2009, we received a deposit of approximately $803,000. This amount was recorded in deposit proceeds from pending land sale in the condensed consolidated statement of cash flows for the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, we had a decrease in restricted cash and marketable securities of $3.2 million. This decrease is primarily related to escrows required by the mortgage agreement for Airport Corporate Center, which were eliminated as part of the refinancing of its mortgage debt. See “Cash Flows from Financing Activities — Debt Financings” in this section for additional information. During the nine months ended September 30, 2009, we had decreases in restricted cash and marketable securities of $10.7 million. This decrease is primarily related to rent and escrows of $10.7 million at one of our properties required by its mortgage agreement to be restricted as of year-end, which were subsequently released. Additionally, we had restricted marketable securities as of December 31, 2008 at one of our properties held in a certificate of deposit which matured in February 2009.

Cash Flows from Financing Activities

     Public Offerings

 During the nine months ended September 30, 2010 and 2009, respectively, we raised proceeds of $1.6 million and $201.7 million through the Third Offering excluding proceeds from the dividend reinvestment plan. This decrease was caused by our board of directors’ decision to cease new sales of our shares through the Third Offering’s primary offering as of January 1, 2010.

We funded redemptions of $7.5 million for the nine months ended September 30, 2010 compared to $136.2 million for the nine months ended September 30, 2009. The decrease is a result of our board of directors’ decision to suspend of our share redemption program with the exception of redemption requests made in connection with the death or disability of a shareholder on November 30, 2009.

  Payment of Offering and Other Costs and Expenses

For the nine months ended September 30, 2010, we paid Hines Real Estate Investments, Inc. (the “Dealer Manager”) selling commissions and dealer manager fees of approximately $166,000. For the nine months ended September 30, 2009, we paid the Dealer Manager selling commissions of $13.0 million and dealer manager fees of $4.1 million, respectively. All such selling commissions and a portion of such dealer manager fees were reallowed by the Dealer Manager to participating broker dealers for their services in selling our shares. Commissions and dealer manager fees paid during the nine months ended September 30, 2010 decreased, as compared to the nine months ended September 30, 2009, as a result of the suspension of our primary offering. For further discussion see “Results of Operations — Corporate Level Activities — Related Party Transactions and Agreements."

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

	Shareholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Noncontrolling Interests Total Declared

2010
September 30, 2010	$14,986	$13,172	$28,158	$1,067
June 30, 2010	$17,226	$16,011	$33,237	$1,205
March 31, 2010	$16,480	$16,170	$32,650	$1,129
Total	$48,692	$45,353	$94,045	$3,401

2009
December 31, 2009	$16,111	$16,692	$32,803	$1,089
September 30, 2009	$15,644	$16,414	$32,058	$1,028
June 30, 2009	$15,627	$16,931	$32,558	$1,012
March 31, 2009	$14,983	$16,801	$31,784	$936
Total	$62,365	$66,838	$129,203	$4,065

For the nine months ended September 30, 2010 and 2009, we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments, proceeds from the sales of our real estate investments and cash generated during prior periods, which had cash flows from operating activities and distributions received from our unconsolidated investments in excess of distributions.

     Debt Financings

        We have used debt financing from time to time for acquisitions and investments as well as for property improvements, tenant improvements, leasing commissions and other working capital needs. As of September 30, 2010, our debt financing was approximately 60% of the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund) compared with 54% at December 31, 2009.

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

For the nine months ended September 30, 2010, we received debt proceeds of $29.0 million and made payments of $90.5 million related to borrowings under our revolving credit facility. We generally use proceeds from our revolving credit facility to fund general working capital needs and to make principal payments on other debts as described above. Our revolving credit facility expired in October 2010 and we did not exercise our option to extend this facility.

For the nine months ended September 30, 2009, we received proceeds of $274.0 million related to borrowings under our revolving credit facility in anticipation of the Airport Corporate Center’s original debt maturity and to make capital contributions related to acquisitions in the Grocery-Anchored Portfolio and to fund general working capital needs. In addition, we made payments of $181.5 million on our revolving credit facility to reduce the outstanding balance to $108.5 million as of September 30, 2009.

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

 Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

We owned 22 properties directly that were 90% leased as of September 30, 2010 compared to 25 properties that were 93% leased as of September 30, 2009. The table below includes revenues and expenses of our directly-owned properties for the three and nine months ended September 30, 2010 and 2009. Please note, the following analysis excludes the activity of three properties which were sold during 2010. All amounts in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2010	2009	$	%

Property revenues	$86,153	$89,942	$(3,789)	(4.2)%
Less: Property expenses (1)	36,563	38,147	(1,584)	(4.2)%
Total property revenues in excess of expenses	$49,590	$51,795	$(2,205)	(4.3)%

Interest and Depreciation/Amortization
Depreciation and amortization	$28,380	$30,185	$(1,805)	(6.0)%
Interest expense	$22,794	$22,883	$(89)	(0.4)%
Interest income	$72	$38	$34	89.5%

	Nine Months Ended September 30,		Change
	2010	2009	$	%

Property revenues	$251,138	$265,327	$(14,189)	(5.3)%
Less: Property expenses (1)	106,338	109,711	(3,373)	(3.1)%
Total property revenues in excess of expenses	$144,800	$155,616	$(10,816)	(7.0)%

Interest and Depreciation/Amortization
Depreciation and amortization	$83,504	$90,104	$(6,600)	(7.3)%
Interest expense	$68,318	$68,475	$(157)	(0.2)%
Interest income	$225	$385	$(160)	(41.6)%
__________

(1)	Property expenses include property operating expenses, real property taxes, property management fees and income taxes.

Revenues and expenses from the operation of our properties for the three and nine months ended September 30, 2010 declined as compared to the same periods in 2009. The decrease in property expenses is primarily due to property taxes, which decreased as a result of lower property valuations. Property revenues also decreased during these periods primarily due to adverse effects of the economic recession on commercial real estate fundamentals. For example, decreases in tenant demand and leasing velocity have led to declining rental rates and increased tenant incentives on lease renewals. We have also experienced increases in tenant defaults and a reduction of out-of-market lease intangible amortization, both of which have negatively impacted our revenues between the periods. See “Economic Update” for additional information regarding the effects of the economy on our real estate portfolio.

Depreciation and amortization decreased during the three and nine months ended September 30, 2010 as compared to the same periods in 2009 due to fully amortized lease intangibles.

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

On April 22, 2010, we sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paolo, Brazil, which we acquired in December 2008. The sales price was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD on the date of the transaction). In connection with the sale of Distribution Parks Elouveira and Vinhedo we incurred a disposition fee payable to our Advisor of $1.0 million. The results of operations of Distribution Parks Araucaria, Elouveira and Vinhedo and the gain realized on the disposition of Araucaria for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Rental revenue	$-	$3,880	$3,740	$10,433
Other revenue	-	-	-	-
Total revenues	-	3,880	3,740	10,433
Expenses:
Property operating expenses	31	46	444	204
Real property taxes	-	578	646	1,537
Property management fees	-	158	39	444
Depreciation and amortization	-	1,674	1,123	4,544
Total expenses	31	2,456	2,252	6,729
Income (loss) from discontinued operations before interest income, taxes and gain on sale	(31)	1,424	1,488	3,704
Interest income	7	16	89	44
Income taxes	(2)	-	(495)	-
Income (loss) from discontinued operations before gain on sale	(26)	1,440	1,082	3,748
Gain on sale of properties	-	-	22,537	-
Income from discontinued operations	$(26)	$1,440	$23,619	$3,748

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of September 30, 2010, we owned a 27.7% non-managing general partner interest in the Core Fund, which held interests in 24 properties that were 87% leased. As of September 30, 2009, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 88% leased. Our equity in losses related to our investment in the Core Fund for the three months ended September 30, 2010 and 2009 was $3.0 million and $2.9 million, respectively. Our equity in earnings related to our investment in the Core Fund for the nine months ended September 30, 2010 was $5.2 million. Our equity in losses related to our investment in the Core Fund for the nine months ended September 30, 2009 was $8.2 million. The increase in our equity in earnings for the nine months ended September 30, 2010 primarily resulted from our portion of a $106.8 million gain on the sale of 600 Lexington Avenue.

Our Interest in the Grocery-Anchored Portfolio

We own a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio for each of the three months ended September 30, 2010 and 2009 was approximately $215,000 and $107,000, respectively. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio for each of the nine months ended September 30, 2010 and 2009 was approximately $246,000 and $138,000, respectively.

Our Interest in Distribution Park Rio

We own a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. Our equity in earnings related to our investment in Distribution Park Rio for the three months ended September 30, 2010 and 2009 was approximately $592,000 and $563,000, respectively. Our equity in earnings related to our investment in Distribution Park Rio for the nine months ended September 30, 2010 and 2009 was $1.9 million and $1.6 million, respectively.

CORPORATE-LEVEL ACTIVITIES

Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009. The gain or loss on derivative instruments recorded during the nine months ended September 30, 2010 and 2009 is primarily the result of changes in the fair value of interest rate swaps during each period. Fair values of our interest rate swaps have decreased due to expectations of a slower recovery of interest rates in the future.

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

Other Corporate-level Activities

     The tables below provide detail relating to our asset management and acquisition fees and general and administrative expenses for the three and nine months ended September 30, 2010 and 2009.  All amounts in thousands, except percentages:

	Three Months Ended September 30,		Change
	2010	2009	$	%

Asset management and acquisition fees	$6,938	$7,354	$(416)	(5.7)%
General and administrative expenses	$1,417	$1,247	$170	13.6%

	Nine Months Ended September 30,		Change
	2010	2009	$	%

Asset management and acquisition fees	$22,215	$20,466	$1,749	8.5%
General and administrative expenses	$5,206	$4,330	$876	20.2%

We pay monthly asset management fees to our Advisor based on the amount of net equity capital invested in real estate investments and pay acquisition fees to our Advisor based on the purchase prices of our real estate investments. The changes in asset management and acquisition fees for the three and nine months ended September 30, 2010 were primarily due to fair value adjustments of the Participation Interest liability recorded during 2009.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The increase in general and administrative expenses for the nine months ended September 30, 2010 was primarily due to expenses incurred in relation to a potential equity offering that we decided not to pursue.

Net Income Attributable to Noncontrolling Interests

As of September 30, 2010 and 2009, affiliates of Hines owned a 3.7% and 3.0% noncontrolling interest in the Operating Partnership, respectively. During the three months ended September 30, 2010 and 2009, we allocated income of approximately $1.1 million and $1.0 million, respectively, to these affiliates. During the nine months ended September 30, 2010 and 2009, we allocated income of approximately $3.4 million and $3.0 million, respectively, to these affiliates.

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

 The table below summarizes MFFO for the three and nine months ended September 30, 2010 and 2009 and a reconciliation of such non-GAAP financial performance measure to our net income (loss) (in thousands). Please note, we have previously disclosed Operating Funds Generated by the Company (“OFG”) for the three and nine months ended September 30, 2009. Although the calculation of OFG and MFFO are the same, we have changed the name to be consistent with industry practice.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(28,302)	$(25,789)	$(49,657)	$1,565
Adjustments:
Depreciation and amortization (1)	28,380	31,859	84,627	94,647
(Gain) loss on derivative instruments (2)	15,441	11,701	45,669	(35,090)
Participation interest expense (3)	3,179	3,708	10,920	8,630
Impairment on land parcel (4)	811	3,415	811	3,415
Other components of revenues and expenses (5)	(3,947)	(4,133)	(7,354)	(12,251)
Master lease rents (6)	-	-	-	1,200
Gain on sale of investment property (7)	-	-	(22,537)	-
Acquisition fees (8)	-	-	-	1,160
Adjustments to equity in losses from unconsolidated entities, net (9)	9,560	10,264	18,368	32,202
Adjustments for noncontrolling interests (10)	(917)	(964)	(2,822)	(2,856)
Modified Funds from Operations Attributable to Common Shareholders	$24,205	$30,061	$78,025	$92,622

Modified Funds from Operations Per Common Share	$0.11	$0.14	$0.36	$0.45
Weighted Average Shares Outstanding	221,649	210,298	219,548	205,325

1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of MFFO. This amount includes $1.7 million of depreciation and amortization related to discontinued operations for the three months ended September 30, 2009. This amount includes $1.1 million and $4.5 million of depreciation and amortization related to discontinued operations for the nine months ended September 30, 2010 and 2009, respectively.

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

4)
Represents an impairment charge recorded in the third quarter of 2009 in accordance with the Property, Plant and Equipment topic of the FASB Accounting Standards Codification. Although such charges are included in the calculation of net income (loss), we have excluded them from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

5)
Includes the following components of revenues and expenses that we do not consider in evaluating the operating performance of the Company and determining MFFO for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Straight-line rent adjustment (a)	$(2,934)	$(2,633)	$(5,635)	$(7,884)
Amortization of lease incentives (b)	2,237	1,302	5,983	3,837
Amortization of out-of-market leases (b)	(4,164)	(3,789)	(10,516)	(11,042)
Amortization of deferred financing costs (b)	701	772	2,173	2,032
Other	213	215	641	806
	$(3,947)	$(4,133)	$(7,354)	$(12,251)

a	)
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

7)
Represents the gain on disposition of our real estate investments. Although this gain is included in the calculation of net income (loss), we have excluded it from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

8)
Represents acquisition fees paid to our Advisor that are expensed in our condensed consolidated statements of operations. We fund such costs with proceeds from our offering and acquisition-related indebtedness, and therefore do not consider these expenses in evaluating the operating performance of the Company and determining MFFO.

9)
Includes adjustments to equity in losses of unconsolidated entities, net, similar to those described in Notes 1, 4, 5 and 7 above for our unconsolidated entities, which are necessary to convert the Company's share of income (loss) from unconsolidated entities to MFFO.

10)	Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert the Company’s net income (loss) to MFFO.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results.

•
Pursuant to the terms of the Grocery Anchored Portfolio joint venture agreement, for the three months ended September 30, 2010 and 2009, we received distributions of approximately $279,000 and $428,000 in excess of our pro-rata share of the joint venture’s MFFO, respectively. For the nine months ended September 30, 2010 and 2009, we received distributions of $1.2 million and $1.1 million in excess of our pro-rata share of the joint venture’s MFFO, respectively.

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

•
On September 14, 2010, we sold a land parcel located in Houston, Texas, which we acquired in connection with our purchase of Williams Tower. The sales price of the land parcel was $12.8 million. Proceeds received after closing costs and fees were $11.8 million. We recorded an impairment charge upon sale of approximately $811,000 which is included in other losses in the accompanying condensed consolidated statement of operations but has been excluded from MFFO. See Note 4 above.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer manager fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described previously in our Annual Report on Form 10-K for the year ended December 31, 2009. We have also paid the Advisor a disposition fee in connection with our recent dispositions of properties in Brazil. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations” for additional information.

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

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Declaration of Distributions

With the authorization of our board of directors, we declared distributions for the month of November 2010. These distributions will be calculated based on shareholders of record each day during November in an amount equal to $0.0138082 per share, per day and will be paid in January 2010 in cash or reinvested in stock for those participating in our dividend reinvestment plan.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk.

As of September 30, 2010, we had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the debt outstanding under the HSH Credit Facility to which our outstanding interest rate swaps relate. In addition, as of September 30, 2010 we have a variable interest rate mortgage in the amount of $64.6 million. The interest rate as of September 30, 2010 is 6.5%. If interest rates increased by 1%, we would incur an additional $646,000 in annual interest expense. Please see “Debt Financings” above for more information concerning our outstanding debt.

We currently have investments in Canada and Brazil and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. For all currencies, we are currently a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. During the three months ended September 30, 2010 and 2009, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation – Discontinued Operations” for additional information. Generally, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at a fixed rate of interest in the local currency related to our property in Toronto, Canada. To the extent that currency fluctuations increase or decrease net operating income as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in net operating income, and, to some extent, mitigate the risk from changes in foreign currency rates. Based upon our equity ownership in our international subsidiaries as of September 30, 2010, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the net book value of our investments in our international subsidiaries by approximately $7.9 million and would decrease the quarterly net income of our international subsidiaries by approximately $428,000.

Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 12, 2010, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A of our 2009 Annual Report on Form 10-K.  The risk factors set forth below reflect changes to the risk factors included in our 2009 Annual Report on Form 10-K.

Investment Risks

We may not be able to raise additional capital.

Our board of directors may determine to resume capital raising in the future.  We currently are only offering shares pursuant to our DRP Offering.  If we are unable to raise additional capital, we will likely make fewer investments, which would make it more difficult for us to fully accomplish our business objectives. In addition, if we are unable to raise additional capital, we may be forced to further decrease distributions and/or sell assets before we would otherwise intend to sell them in order to fund our ongoing capital and lease-related expenditures, which would materially adversely affect our overall portfolio investment performance.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2010, we did not sell or issue any equity securities that were not registered under the Securities Act.

The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs (2)
July 1, 2010 to September 30, 2010 (1)	444,528	$9.15	444,528	1,671,297
Total	444,528		444,528

(1) All shares were redeemed on July 1, 2010.
(2) Our share redemption program is currently limited to requests made in connection with the death or disability of a stockholder. If we determine to redeem shares, we redeem shares on a quarterly basis and such redemptions will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the quarter prior to the quarter in which the redemption request was received. This amount represents the number of shares available for redemption on October 1, 2010. For more information regarding our share redemption program, please see Item 5 of our 2009 Annual Report on Form 10-K.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

November 12, 2010	By:	/s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

November 12, 2010	By:	s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chief Financial Officer

EXHIBT INDEX

Exhibit No.			Description
3.1		—
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

10.82
Advisory Agreement among Hines REIT Properties, L.P., Hines Advisors Limited Partnership and Hines Real Estate Investment Trust, Inc., dated July 1, 2010 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 8, 2010 and incorporated by reference herein).

31.1	*	—	Certification.
31.2	*	—	Certification.
32.1	*	—
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

__________

*	Filed herewith