Form 10-K
period 2010-12-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2011-03-31
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

The registrant had 223.8 million shares of common stock outstanding as of March 24, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2011 annual meeting of shareholders are incorporated by reference in Part III.

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

Item 1.  Business

General Description of Business and Operations

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT”), was formed by Hines Interests Limited Partnership (“Hines”) on August 5, 2003, primarily for the purpose of engaging in the business of owning interests in real estate. Hines REIT has invested primarily in institutional-quality office properties located throughout the United States. As of December 31, 2010, we owned direct and indirect investments in 59 properties. These properties consisted of 44 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”). These properties contain, in the aggregate, 29.2 million square feet of leasable space. Hines REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of Hines REIT’s current and future business is and will be conducted through Hines REIT Properties, L.P. (the “Operating Partnership”). We refer to Hines REIT, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines REIT or the Company as required by the context in which such pronoun is used.

We made investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through our investment in Hines US Core Office Fund LP (the “Core Fund”) in which we own a 26.8% non-managing general partner interest as of December 31, 2010. The Core Fund is a partnership organized in August 2003 by Hines to invest in existing “core” office properties in the United States that Hines believes are desirable long-term “core” holdings. We also own a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and we own a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate.

We have raised capital for our real estate investments through public offerings of our common shares. In total, we raised approximately $2.0 billion through our first two public offerings between June 2004 and June 2008. We commenced our third public offering (the “Third Offering”) on July 1, 2008, pursuant to which we offered up to $3.5 billion in shares of common stock, including $500.0 million in shares of common stock under our dividend reinvestment plan.  In consideration of market conditions and other factors, our board of directors determined to cease sales of our shares to new investors pursuant to the Third Offering as of January 1, 2010. Our board of directors determined to continue sales of our shares under our dividend reinvestment plan pursuant to the Third Offering. As of December 31, 2010, Hines REIT had raised $506.9 million in proceeds through the Third Offering. The Third Offering expired as of December 31, 2010. We commenced a new $150.0 million offering of shares of our common stock under our dividend reinvestment plan (the “DRP Offering”) on July 1, 2010. From July 1, 2010 through December 31, 2010, Hines REIT received gross offering proceeds of $27.7 million from the sale of 2.9 million shares through the DRP Offering. Based on market conditions and other considerations, we do not currently expect to commence any future offerings other than those related to shares issued under our dividend reinvestment plan.

We have no employees. Our business is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us and our Advisor. As compensation for these services, we pay our Advisor certain fees, including asset management, acquisition and debt financing fees and we reimburse certain of the Advisor’s expenses in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,200 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Acquisition and Investment Policies

We have invested primarily in institutional-quality office properties located throughout the United States. Our principal targeted assets were office properties with quality construction, desirable locations and quality tenants. These types of properties are generally located in central business districts or suburban markets of major metropolitan cities. In addition, we have invested in other real estate investments including properties outside of the United States and non-office properties. We believe that a diversified portfolio of such properties can generate stable cash flow and capital appreciation potential if the office portfolio is well-selected and well-diversified in number and location of properties, and the office properties are consistently well-managed.

Financing Strategy and Policies

We have and may continue to use debt financing from time to time for property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. Our portfolio was 59% leveraged as of December 31, 2010, with 96% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps) which expire in more than one year. This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund).

Distribution Objectives

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our shareholders. We intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common shares in excess of the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”).

We declare distributions to our shareholders as of daily record dates and aggregate and pay such distributions quarterly. For the years ended December 31, 2010, 2009 and 2008, we declared distributions equal, in the aggregate, to $0.55, $0.62 and $0.64 per share, respectively.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2004. In addition, the Core Fund has invested in properties through other entities that have elected to be taxed as REITs. Our management believes that we and the applicable entities in the Core Fund are organized and operate, and intend to continue operating, in such a manner as to qualify for treatment as REITs. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2010, 2009 and 2008 in the accompanying consolidated financial statements.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors compete with us in obtaining creditworthy tenants to occupy our properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Principal factors of competition in our primary business of acquiring and owning office properties are the quality of properties, leasing terms (including rent and other charges and allowances for inducements and tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the global, national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,200 employees located in 66 cities across the United States and 16 foreign countries allows it to more effectively operate our real estate assets. However, competition may result in lower occupancy or rental rates or increase the level of inducements we offer to tenants.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. No tenant represented more than 10% of our consolidated rental revenue for the year ended December 31, 2010.

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

Investment Risks

There is currently no public market for our common shares, and we do not presently intend to list the shares on a stock exchange. Therefore, it will likely be difficult for shareholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The price of our common shares may be adjusted to a price less than the price shareholders paid for their shares.

There is no public market for our common shares, and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit the ability of our shareholders to sell their shares. We have a share redemption program, but it is limited in terms of the amount of shares that may be redeemed and is currently only open to requests made in connection with the death or disability (as defined in the Code) of a shareholder. Our board of directors may further limit, suspend or terminate our share redemption program upon 30 days’ written notice, in the form of a current report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) and made available on our website (www.HinesREI.com). It may be difficult for shareholders to sell their shares promptly or at all. If shareholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay selling commissions, the dealer-manager fee and acquisition fees in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that shareholders will be able to sell their shares, whether pursuant to our share redemption program or otherwise, without incurring a substantial loss. You may also experience substantial losses in connection with a liquidation event or if we dispose of our assets. We cannot assure shareholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, shareholders should consider our common shares as illiquid and a long-term investment and should be prepared to hold their shares for an indefinite length of time. Further, declining real estate fundamentals have had a significant negative impact on values of commercial real estate investments. Commercial real estate sales across the U.S. in 2008, 2009 and 2010 were dramatically down from the record high volume in 2007.  Although investment transaction volume increased in 2010 and cap rates have fallen across all asset classes from their peaks in late 2009, the economic turmoil of the last few years has negatively impacted the value of our real estate investments and consequently is expected to negatively impact the estimated value of our shares determined by our board of directors in the future. Our next valuation is due to occur no later than June 30, 2011, and we expect that the valuation will be lower than the share price that our shareholders have paid for their shares, our current redemption price and the price currently being paid under our dividend reinvestment program.

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

In addition, during various cycles, the commercial real estate market has experienced a substantial influx of capital from investors which, when combined with significant competition for real estate, may have resulted in inflated purchase prices for such assets.  We and the Core Fund have purchased assets in such environments, and therefore, we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets if the real estate market ceases to attract the same level of capital investment in the future as it attracted when we invested in such assets, or if the number of companies seeking to acquire such assets decreases.  If any of these circumstances occur or the values of our investments are otherwise negatively affected, the value of an investment in our shares may likewise decrease, and shareholders could lose some or all of their investment.

We have invested a significant percentage of our total current investments in the Core Fund. Because of our current Core Fund investments, it is likely that Hines affiliates will retain significant control over a significant percentage of our investments even if our independent directors remove our Advisor.

While a majority of our independent directors may remove our Advisor upon 60 days’ written notice, our independent directors cannot unilaterally remove the managing general partner of the Core Fund, which is also an affiliate of Hines. We have substantial investments in the Core Fund. Because of our current Core Fund investments and because our ability to remove the managing general partner of the Core Fund is limited, it is likely that an affiliate of Hines will maintain a substantial degree of control over a significant percentage of our investments despite the removal of our Advisor by our independent directors. In addition, our ability to redeem any investment we hold in the Core Fund is limited. Please see “— Business and Real Estate Risks — Our ability to redeem all or a portion of our investment in the Core Fund is subject to significant restrictions” for more information regarding our ability to redeem any investments in the Core Fund.

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

We may pay the Advisor a fee on any line of credit made available to us, whether or not we utilize all or any portion of such line of credit.

We may pay the Advisor a debt financing fee equal to 1.0% of the amount obtained under any property loan or made available under any other debt financing obtained by us. With respect to a line of credit obtained by us, we may pay the debt financing fee on the aggregate amount available to us under the line of credit, irrespective of whether any amounts are drawn down under such line of credit. Because of this, the Advisor will have a conflict in determining when to obtain a line of credit and the amount to be made available thereunder.

Hines REIT’s interest in the Operating Partnership will be diluted by the Participation Interest in the Operating Partnership held by HALP Associates Limited Partnership and an interest in Hines REIT may be diluted if we issue additional shares.

Hines REIT owned a 96.1% general partner interest in the Operating Partnership as of December 31, 2010. An affiliate of Hines, HALP Associates Limited Partnership, owns a Participation Interest in the Operating Partnership, which was issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. This interest in the Operating Partnership, as well as the number of shares into which it may be converted, increases on a monthly basis. As of December 31, 2010, the percentage interest in the Operating Partnership attributable to the Participation Interest was 3.4% and such interest was convertible into 8.0 million common shares, subject to the fulfillment of certain conditions. The Participation Interest will increase to the extent leverage is used because the use of leverage will allow us to acquire more assets. Each increase in this interest will dilute our shareholders’ indirect investment in the Operating Partnership and, accordingly, reduce the amount of distributions that would otherwise be payable to our shareholders in the future.

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

In the event of a merger in which we are not the surviving entity, and pursuant to which our Advisory Agreement is terminated under certain circumstances, Hines and its affiliates may require the Operating Partnership to purchase all or a portion of the Participation Interest and interest in the Operating Partnership that they hold at any time thereafter for cash, or our shares, as determined by the seller. The Participation Interest increases on a monthly basis and, as the percentage interest in the Operating Partnership attributable to this interest increases, these rights may deter transactions that could result in a merger in which we are not the survivor. This deterrence may limit the opportunity for shareholders to receive a premium for their common shares that might otherwise exist if an investor attempted to acquire us through a merger.

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

If we held investment securities and the value of these securities exceeded 40% of the value of our total assets, we may be required to register as an investment company. Investment companies are subject to a variety of substantial requirements that could significantly impact our operations. Please see “— We are not registered as an investment company under the Investment Company Act of 1940 and therefore we will not be subject to the requirements imposed on an investment company by such Act. Similarly, the Core Fund is not registered as an investment company.” The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and the investment return on our shares.

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

In the event that we have a concentration of real estate investments in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. An investment in the Company will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.  For example, based on our pro-rata share of the market value of the real estate investments in which we owned interests as of December 31, 2010, approximately 12% of our portfolio consists of properties located in Los Angeles, 12% of our portfolio consists of properties located in Chicago, 10% of our portfolio consists of properties located in Houston, 10% of our portfolio consists of properties located in Seattle and 10% of our portfolio consists of properties located in Dallas. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration and — Industry Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of December 31, 2010, 16% of our space is leased to tenants in the legal industry, 16% is leased to tenants in the finance and insurance industries, 11% is leased to tenants in the manufacturing industry and 11% is leased to tenants in the information and technology industries. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Economic Update” in this report.

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

We cannot assure shareholders that we will be able to continue paying distributions to our shareholders at our historical per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. As a result of market conditions, our board of directors decided to reduce our annual distribution rate from 6% to 5% (based on our most recent primary offering share price of $10.08 per share and assuming the current distribution is maintained for a twelve month period) effective for the quarter which began July 1, 2010, in order to maintain our practice of aligning distributions with our operating performance. In our initial quarters of operations, the distributions we received from the Core Fund and our net cash flow provided by or used in operating activities (before the payments of cash acquisition fees to our Advisor, which we fund with net offering proceeds) were insufficient to fund our distributions to shareholders and minority interests. As a result, our Advisor advanced funds to us to enable us to partially fund our distributions, and our Advisor deferred, and in some cases forgave, the reimbursement of such advances. We did not receive any advances from our Advisor after June 30, 2006, and, other than with respect to amounts previously forgiven as of December 31, 2006, we had reimbursed our Advisor for these advances. Our Advisor is under no obligation to advance funds to us in the future or to defer or waive fees in order to support our distributions. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions.”

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

Our indirect investments were made consistently with the investment objectives and policies described in this report and are, therefore, subject to similar business and real estate risks. The Core Fund, which has investment objectives and policies similar to ours, is subject to many of the same business and real estate risks as we are.

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

The Core Fund co-owns several buildings together with certain independent pension plans and funds (the “Institutional Co-Investors”) that are advised by General Motors Investment Management Corporation Inc. (the “Institutional Co-Investor Advisor”). Each entity formed to hold these buildings is required to redeem the interests held by the Institutional Co-Investors in such entity at dates ranging from March 22, 2012 to October 2, 2018. Additionally, the Institutional Co-Investor Advisor is entitled to co-investment rights for real estate assets in which the Core Fund invests. For each asset in which Institutional Co-Investors acquire interests pursuant to the Institutional Co-Investor Advisor’s co-investment rights, the Core Fund will establish a three-year period ending no later than the twelfth anniversary of the date the asset is acquired during which the entity through which those Institutional Co-Investors co-invest in such asset will redeem such Institutional Co-Investors’ interests in such entity, unless the Institutional Co-Investors elect to extend such period. The Institutional Co-Investor Advisor also has certain buy/sell rights in entities in which the Institutional Co-Investors have co-invested with the Core Fund.

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

We could be responsible for all liabilities of limited partnership joint ventures in which we invest as the general partner.

We have a general partner interest in some of our joint ventures. As a general partner, we could be liable for all the liabilities of such partnership. Additionally, we may acquire a general partner interest in the form of a non-managing general partner interest. For example, our interest in the Core Fund is in the form of a non-managing general partner interest. As a non-managing general partner, we are potentially liable for all liabilities of the partnership without having the same rights of management or control over the operation of the partnership as the managing general partner. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may far exceed the amount or value of investment we initially made or then had in the partnership.

Our use of borrowings to partially fund improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow.

We intend to rely in part on borrowings under any credit facilities and other external sources of financing to fund capital expenditures and other items. Accordingly, we are subject to the risk that our cash flow will not be sufficient to cover required debt service payments and that we will be unable to meet other covenants or requirements in the credit agreement.

If we cannot meet our required debt obligations, the property or properties subject to indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to the Company. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds. Additionally, we may be required to refinance our debt subject to “lump sum” or “balloon” payment maturities on terms less favorable than the original loan or at a time we would otherwise prefer to not refinance such debt. Further, certain of our debt financing agreements provide the lender with the right to have the properties serving as collateral appraised periodically in order to determine whether the outstanding principal balance exceeds the lender’s appraised value of the collateral.  If such an excess exists, we may be required to rebalance by making a partial payment or providing additional collateral to eliminate the excess.  A refinancing or rebalancing on such terms or at such times could increase our debt service payments, which would decrease the amount of cash we would have available for operations, new investments and distribution payments and may cause us to determine to sell one or more properties at a time when we would not otherwise do so.

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

Some of our properties are leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

Volatility in debt markets could impact future debt financing and values of real estate assets potentially reducing cash available for distribution to our shareholders.

The commercial real estate debt markets have recently been adversely affected by certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. Additionally, the volatile economic environment continues to have an adverse impact on real estate fundamentals which has led to declining property values. These factors, among others, have resulted in lenders decreasing the availability of debt financing as well as increasing the cost of debt financing. Should the overall availability of debt decrease and/or the cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, such factors will impact our ability to complete future refinancings that are acceptable to us or at all and potentially reducing future cash flow available for distribution to our shareholders.

In addition, the state of the debt markets have had an impact on the overall amount of capital investing in real estate which has resulted in price or value decreases of real estate assets. This has negatively impacted the current value of our existing assets and could make it more difficult for us to sell any of our investments at attractive prices if we were to determine to do so.

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

While we have invested primarily in institutional-quality office properties, we also have made investments in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties are more likely to contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to increased risk of liabilities under environmental laws and regulations. The presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Environmental laws, including any changes to existing environmental laws to address climate change, also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require expenditures. Such laws may be amended so as to require compliance with stringent standards which could require us to make unexpected, substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. We may be potentially liable for such costs in connection with the ownership of our properties in the United States. The cost of defending against claims of liability, of compliance with environmental regulatory requirements or of remediating any contaminated property could be substantial and require a material portion of our cash flow.

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

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990 (the “ADA”). Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We have attempted to acquire properties that comply with the ADA or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with the ADA. However, we may not be able to allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distributions and the amount of distributions to our shareholders.

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

We own a mixed-use office and retail complex in Toronto, Ontario and have an indirect interest in an industrial property in Brazil. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

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

Hines and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. Hines or its affiliates own and/or manage properties in most if not all geographical areas in which we own interests in real estate assets. Therefore, our properties compete for tenants with other properties owned and/or managed by Hines and its affiliates. Hines may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by Hines and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

Employees of the Advisor and Hines will face conflicts of interest relating to time management and allocation of resources.

We do not have employees. Pursuant to a contract with Hines, the Advisor relies on employees of Hines and its affiliates to manage and operate our business. Hines is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and Hines will continue to be actively involved in real estate operations and activities other than our operations and activities. Hines currently controls and/or operates other entities that own properties in many of the markets in which we have invested. Hines spends a material amount of time managing these properties and other assets unrelated to our business. Our business may suffer as a result because we lack the ability to manage it without the time and attention of Hines’ employees.

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

Hines may face a conflict of interest when determining whether we should dispose of any property we own that is managed by Hines because Hines may lose fees associated with the management of the property and may earn fees associated with the disposition of the property.

Hines manages most of our properties. Because Hines receives significant fees for managing these properties, it may face a conflict of interest when determining whether we should sell properties under circumstances where Hines would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

We may face conflicts of interest if we sell our properties to affiliates.

We may, in the future, dispose of properties through a sale to Hines or its affiliates. Hines, its affiliates and employees (including our officers and directors) may make substantial profits in connection with such transactions. We must follow certain procedures when selling assets to Hines and its affiliates, including that the sale must be approved by a majority of our independent directors and that the sale price must be based on the fair market value of such property (as determined by an independent expert). We may owe fiduciary and/or other duties to the purchasing entity in these transactions and conflicts of interest between us and the purchasing entities could exist in such transactions. These conflicts could result in transactions that are less favorable to us than we would receive from a third party.

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

We may be required to defer repatriation of cash from foreign jurisdictions in order to qualify as a REIT.

Investments in foreign real property may be subject to foreign currency gains and losses. Certain, foreign currency gains will generally be excluded from income for purposes of determining our satisfaction of one or both of the REIT gross revenue tests; however, under certain circumstances (for example, if  we regularly trade in foreign securities) such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income as a result of foreign currency gains.

If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our shareholders could be adversely affected.

We believe the Operating Partnership will continue to be classified as a partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in the Operating Partnership. However, if the Internal Revenue Service (the “IRS”) successfully asserted that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductable distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT.  Please see “— If we fail to qualify as a REIT, our operations and ability to pay distributions to our shareholders would be adversely impacted” above. In addition, the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our shareholders.

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

We cannot assure our shareholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our common shares would be subject to FIRPTA tax, unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common shares. Our common shares are not currently traded on an established securities market.

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

We have entered, and may continue to enter into certain hedging transactions which may have a potential impact on our REIT status.

We have entered into hedging transactions with respect to one or more of our assets or liabilities and may continue to enter into similar transactions in the future. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. The gross income tests generally exclude any income or gain from a hedging or similar transaction entered into by the REIT primarily to manage the risk of  interest rate, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to manage the risk of currency fluctuations with respect to an item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain), provided we properly identify such hedges and other transactions in the manner required by the Code. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is likely to be treated as non-qualifying income for purposes of the gross income tests and may affect our ability to qualify as a REIT.

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

Under current law qualifying corporate distributions received by individuals prior to 2013 are subject to a tax at a maximum rate of 15%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) paid by us to individual investors will generally be subject to the tax rates that are otherwise applicable to ordinary income which currently are as high as 35%. This law change may make an investment in our common shares comparatively less attractive relative to an investment in the shares of other corporate entities which pay distributions that are not formed as REITs.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. We will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, but cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. We might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization if a sale-leaseback transaction were so recharacterized. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.

We have invested in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation. Failure to qualify as a REIT may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to forego otherwise attractive investments or make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Legislative or regulatory action could adversely affect us and/or our investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to the qualification and taxation of REITs and to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may be given retroactive or prospective effect, and we cannot assure our stockholders that any such changes will not adversely affect how we are taxed or the taxation of a stockholder. Any such changes could have an adverse effect on us and on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2010, we owned direct and indirect investments in 59 properties. These properties consisted of 44 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. These properties contain, in the aggregate, 29.2 million square feet of leasable space, and we believe each property is suitable for its intended purpose. The following tables provide summary information regarding the properties in which we owned interests as of December 31, 2010.

Directly-owned Properties
Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased	Our Effective Ownership (1)
321 North Clark	Chicago, Illinois	4/2006; $247.3	888,837	82%	100%
Citymark	Dallas, Texas	8/2005; $27.8	219,117	79%	100%
4050/4055 Corporate Drive	Dallas, Texas	5/2008; $42.8	643,429	100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007; $289.6	1,248,977	88%	100%
345 Inverness Drive	Denver, Colorado	12/2008; $25.7	175,287	78%	100%
Arapahoe Business Park	Denver, Colorado	12/2008; $40.8	309,450	88%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	3/2008; $120.0	550,579	100%	100%
2100 Powell (2)	Emeryville, California	12/2006; $144.9	344,433	100%	100%
Williams Tower	Houston, Texas	5/2008; $271.5	1,479,764	88%	100%
2555 Grand	Kansas City, Missouri	2/2008; $155.8	595,607	100%	100%
One Wilshire	Los Angeles, California	8/2007; $287.0	661,553	95%	100%
3 Huntington Quadrangle	Melville, New York	7/2007; $87.0	407,731	51%	100%
Airport Corporate Center	Miami, Florida	1/2006; $156.8	1,018,428	84%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	9/2007; $87.0	767,961	86%	100%
3400 Data Drive	Rancho Cordova, California	11/2006; $32.8	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006; $99.0	251,313	100%	100%
Laguna Buildings	Redmond, Washington	1/2007; $118.0	460,661	85%	100%
1515 S Street	Sacramento, California	11/2005; $66.6	351,745	98%	100%
1900 and 2000 Alameda	San Mateo, California	6/2005; $59.8	253,187	93%	100%
Seattle Design Center	Seattle, Washington	6/2007; $56.8	390,684	75%	100%
5th and Bell	Seattle, Washington	6/2007; $72.2	197,135	98%	100%
Atrium on Bay	Toronto, Ontario	2/2007; $215.5(3)	1,077,496	98%	100%
Total for Directly-Owned Properties			12,443,077	89%

Indirectly-owned Properties

Core Fund Properties
One Atlantic Center	Atlanta, Georgia	7/2006; $305.0	1,100,312	77%	22%
The Carillon Building	Charlotte, North Carolina	7/2007; $140.0	472,151	83%	22%
Charlotte Plaza	Charlotte, North Carolina	6/2007; $175.5	625,026	90%	22%
One North Wacker	Chicago, Illinois	3/2008; $540.0	1,373,754	94%	22%
Three First National Plaza	Chicago, Illinois	3/2005; $245.3	1,423,515	90%	18%
333 West Wacker	Chicago, Illinois	4/2006; $223.0	855,040	73%	18%
One Shell Plaza	Houston, Texas	5/2004; $228.7	1,230,395	99%	11%
Two Shell Plaza	Houston, Texas	5/2004; $123.1	565,573	97%	11%
425 Lexington Avenue	New York, New York	8/2003; $358.6	700,034	100%	11%
499 Park Avenue	New York, New York	8/2003; $153.1	291,515	94%	11%
Renaissance Square	Phoenix, Arizona	12/2007; $270.9	965,508	87%	22%
Riverfront Plaza	Richmond, Virginia	11/2006; $277.5	951,616	95%	22%
Johnson Ranch Corporate Centre	Roseville, California	5/2007; (4)	179,990	40%	18%
Roseville Corporate Center	Roseville, California	5/2007; (4)	111,418	57%	18%
Summit at Douglas Ridge	Roseville, California	5/2007; (4)	185,128	64%	18%
Olympus Corporate Centre	Roseville, California	5/2007; (4)	193,178	49%	18%
Douglas Corporate Center	Roseville, California	5/2007; (4)	214,606	84%	18%
Wells Fargo Center	Sacramento, California	5/2007; (4)	502,365	98%	18%
525 B Street	San Diego, California	8/2005; $116.3	449,180	93%	22%

Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased		Our Effective Ownership (1)
The KPMG Building	San Francisco, California	9/2004; $148.0	379,328	88%		22%
101 Second Street	San Francisco, California	9/2004; $157.0	388,370	80%		22%
720 Olive Way	Seattle, Washington	1/2006; $83.7	300,710	83%		18%
1200 19th Street	Washington, D.C.	8/2003; $69.4	337,486	61%		11%
Warner Center	Woodland Hills, California	10/2006; $311.0	808,274	89%		18%
Total for Core Fund Properties			14,604,472	87%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008; (5)	99,749	99%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008; (5)	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	3/2009; $15.3	92,587	94%		70%
Champions Village	Houston, Texas	11/2008; (5)	384,581	85%		70%
King's Crossing	Kingwood, Texas	11/2008; (5)	126,397	100%		70%
Sandy Plains Exchange	Marietta, Georgia	2/2009; $12.4	72,784	95%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008; (5)	228,496	91%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008; (5)	79,871	100%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008; (5)	99,172	91%		70%
Shoppes at Parkland	Parkland, Florida	3/2009; $27.7	145,652	96%		70%
Oak Park Village	San Antonio, Texas	11/2008; (5)	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	1/2009; $10.8	68,641	96%		70%
Total for Grocery-Anchored Portfolio			1,497,298	93%

Other
Distribution Park Rio (6)	Rio de Janeiro, Brazil	7/2007; $53.7(7)	693,115	100%		50%
Total for All Properties			29,237,962	89%	(8)
__________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2010, Hines REIT owned a 96.1% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 3.9% interest in the Operating Partnership. In addition, we owned an approximate 26.8% non-managing general partner interest in the Core Fund as of December 31, 2010. The Core Fund does not own 100% of its properties; its ownership interest in its properties ranges from 40.6% to 83.0%.

(2)	This property was previously known as Watergate Tower IV.

(3)
This amount was converted from 250.0 million CAD using the currency exchange rate in effect as of the date of acquisition. On December 23, 2010, we entered into a contract to sell Atrium on Bay. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations —Sale of Investment Property” for additional information.

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

(7)	This amount was converted from 103.7 million BRL using the currency exchange rate in effect as of the date of acquisition.

(8)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 89%.

Lease Expirations

Directly-Owned Properties

The following table lists, on an aggregate basis, all of the scheduled lease expirations for each of the years ending December 31, 2011 through December 31, 2020 and thereafter for the 22 properties we owned directly as of December 31, 2010. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area
Vacant	—	1,335,834	10.8%
2011	120	888,446	7.2%
2012	68	1,141,470	9.2%
2013	78	1,821,640	14.7%
2014	58	859,777	6.9%
2015	65	944,326	7.6%
2016	35	937,362	7.6%
2017	24	885,491	7.1%
2018	19	1,461,406	11.8%
2019	12	487,009	3.9%
2020	16	302,484	2.4%
Thereafter	14	1,342,943	10.8%

Indirectly-Owned Properties

The following table lists all of the scheduled lease expirations for each of the years ending December 31, 2011 through December 31, 2020 and thereafter for the 37 properties in which we owned an indirect interest as of December 31, 2010. The table shows the approximate leasable square feet represented by the applicable lease expirations and assumes we own a 100% interest in each of the properties:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area
Vacant	—	1,960,944	11.7%
2011	173	1,290,371	7.7%
2012	155	1,197,267	7.2%
2013	136	1,957,001	11.7%
2014	129	1,247,087	7.5%
2015	90	2,471,478	14.8%
2016	60	659,501	3.9%
2017	47	736,267	4.4%
2018	27	1,151,113	6.9%
2019	31	968,663	5.8%
2020	18	548,272	3.3%
Thereafter	59	2,527,638	15.1%

All Properties

The following table lists our pro-rata share of the scheduled lease expirations for each of the years ending December 31, 2011 through December 31, 2020 and thereafter for all of the properties in which we owned an interest as of December 31, 2010. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet(1)	Percent of Total Leasable Area(1)
Vacant	—	1,764,041	10.7%
2011	293	1,173,969	7.1%
2012	223	1,479,211	9.0%
2013	214	2,400,226	14.6%
2014	187	1,241,230	7.5%
2015	155	1,402,873	8.5%
2016	95	1,113,214	6.8%
2017	71	1,050,131	6.4%
2018	46	1,718,626	10.4%
2019	43	696,026	4.2%
2020	34	472,518	2.9%
Thereafter	73	1,959,142	11.9%
__________

(1)	These amounts represent our pro-rata share based on our effective ownership in each of the properties as of December 31, 2010.

Market Concentration

The following table provides a summary of the market concentration of our portfolio based on our pro-rata share (unless otherwise noted) of the market value of each of the properties in which we owned interests as of December 31, 2010:

Market	Market Concentration: Directly-Owned Properties	Market Concentration: Indirectly-Owned Properties(1)	Market Concentration: All Properties
Los Angeles, California	17%	5%	12%
Chicago, Illinois	8%	27%	12%
Houston, Texas	11%	8%	10%
Seattle, Washington	8%	1%	10%
Dallas, Texas	12%	—	10%
San Francisco, California	6%	8%	7%
Toronto, Ontario	14%	—	6%
Sacramento, California	4%	6%	5%
Miami, Florida	5%	1%	5%
Kansas City, Missouri	7%	—	4%
New York, New York	2%	11%	4%
Atlanta, Georgia	—	8%	3%
Minneapolis, Minnesota	3%	—	2%
Charlotte, North Carolina	—	5%	2%
Denver, Colorado	3%	—	2%
Richmond, Virginia	—	7%	2%
Phoenix, Arizona	—	5%	1%
Memphis, Tennessee	—	1%	1%
Rio de Janeiro, Brazil	—	1%	1%
San Diego, California	—	3%	1%
Orlando, Florida	—	*	*
Raleigh, North Carolina	—	*	*
Washington, D.C.	—	3%	*
San Antonio, Texas	—	*	*
__________

*	Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investments in the Core Fund, the Grocery-Anchored Portfolio and our joint venture in Brazil as of December 31, 2010. These amounts assume we own a 100% interest in each of the properties.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share (unless otherwise noted) of their leased square footage as of December 31, 2010:

Industry	Industry Concentration: Directly-Owned Properties	Industry Concentration: Indirectly-Owned Properties(1)	Industry Concentration: All Properties
Legal	14%	29%	16%
Finance and Insurance	15%	27%	16%
Manufacturing	14%	3%	11%
Information and Technology	14%	3%	11%
Grocery-Anchored Retail	—	10%	7%
Government	7%	3%	6%
Professional Services	5%	5%	5%
Oil & Gas/Energy	4%	5%	4%
Health Care	5%	*	4%
Transportation and Warehousing	3%	3%	4%
Accounting	2%	6%	3%
Wholesale Trade	4%	*	3%
Real Estate	3%	2%	2%
Other Services	2%	1%	2%
Arts, Entertainment and Recreation	3%	1%	2%
Construction	1%	*	1%
Retail	1%	*	1%
Administrative and Support Services	1%	1%	1%
Hospitality	1%	1%	1%
Other	1%	*	*
__________

*	Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investments in the Core Fund, the Grocery-Anchored Portfolio and our joint venture in Brazil as of December 31, 2010. These amounts assume we own a 100% interest in each of the properties.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 31, 2011, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2010, we had 222.8 million common shares outstanding, held by a total of approximately 58,000 shareholders. The number of shareholders is based on the records of our registrar and transfer agent. There currently is no established public trading market for our common shares and we do not expect one to develop. On November 30, 2009, our board suspended our share redemption program except for redemption requests made in connection with the death or disability of a shareholder. Such shares currently will be redeemed at $9.15 per share. If and when our share redemption program is resumed, it would continue to be limited in terms of the number of shares that may be redeemed quarterly and annually and our board of directors continues to be able to amend, further suspend or terminate our share redemption program upon 30 days’ written notice. During 2010, we redeemed 1.1 million shares under this program at $9.15 per share. In addition, we redeemed approximately 320,000 shares at $9.15 per share in January 2011.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of our common shares, we are required pursuant to FINRA Rule 5110(f)(2)(M) to disclose in each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor has agreed to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares is deemed to be $10.08 per share as of December 31, 2010. Our deemed estimated per share value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements. We are not required to obtain and did not obtain appraisals for our assets or third-party valuations or opinions for the specific purpose of determining this deemed estimated value as of December 31, 2010.

The basis for this valuation is the fact that, until December 31, 2009 we were conducting a primary public offering of our common shares at the price of $10.08 per share through arms-length transactions.  We ceased our offering of common shares effective December 31, 2009, except for shares issued pursuant to our dividend reinvestment plan, which will continue to be issued at $9.58 per share. The last offering price was determined by our board of directors in January 2009. The determination by our board of directors of the offering price used in the Third Offering was subjective and was primarily based on (i) the estimated per share net asset value of the Company as determined by our management at the time the determination was made, plus (ii) the commissions and dealer-manager fees associated with the Third Offering. Our management estimated the per-share net asset value of the Company using valuations of our real estate assets and notes payable as of December 31, 2008, which were determined by independent third parties (except for assets acquired within the last year for which we used aggregate cost). Management estimated the values of our other assets and liabilities as of December 31, 2008. In addition, our board of directors also considered our historical and anticipated results of operations and financial condition, our current and anticipated distribution payments, yields and offering prices of other real estate companies we deem to be substantially similar to us, our current and anticipated capital and debt structure, and our management’s and Advisor’s recommendations and assessment of our prospects and expected execution of our investment and operating strategies. The valuations of our real estate assets and notes payable, as well as the methodology utilized by our management in estimating our per-share net asset value, were based on a number of assumptions and estimates which may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per-share valuation, and no attempt was made to value Hines REIT as an enterprise.

Declining real estate fundamentals have had a significant negative impact on values of commercial real estate investments. Commercial real estate sales across the U.S. in 2008, 2009 and 2010 were down dramatically from the record high volume in 2007. Although investment transaction volume increased in 2010 and cap rates have fallen across all asset classes from their peaks in late 2009, the economic turmoil of the last few years has negatively impacted the value of our real estate investments and consequently is expected to negatively impact the estimated value of our shares determined by our board of directors in the future. Our next valuation is due to occur no later than June 30, 2011, and we expect that the valuation will be lower than the share price that our shareholders have paid for their shares, our current redemption price and the price currently being paid under our dividend reinvestment program. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Economic Update” for additional information.

The redemption price we offer in connection with the death or disability of a shareholder in our share redemption program is $9.15 per share as of the date of this report and therefore $10.08 per share does not reflect the amount a shareholder would currently receive under our share redemption program. Likewise, the offering price of our shares under our dividend reinvestment program may not be indicative of the price our shareholders would receive if they sold our shares outside of our share redemption program, if our shares were actively traded or in the case of a liquidation. Because the estimated per share net asset value of the Company was increased by certain fees and costs associated with the Third Offering, the proceeds received from a liquidation of our assets would likely be substantially less than the $10.08 offering price of our shares. As a result, we expect that, in the absence of other factors affecting the value of our properties, our aggregate net asset value would be less than the aggregate proceeds of our offerings and the offering price under our most recent primary public offering may not be the best indicator of the value of shares purchased as a long-term income-producing investment. Because there is no public market for our shares, any sale of our shares would likely be at a substantial discount. Please see “Item 1A. Risk Factors — Investment Risks — There is currently no public market for our common shares, and we do not presently intend to list the shares on a stock exchange. Therefore, it will likely be difficult for shareholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The price of our common shares may be adjusted to a price less than the price shareholders paid for their shares.”

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year in an amount equal to at least 90% of our net ordinary taxable income (capital gains are not required to be distributed). During the years ended December 31, 2010 and 2009, we declared distributions equal to $0.55 and $0.62 per share.  Distributions per share were lower in 2010 because our board of directors decided to reduce our annual distribution rate from 6% to 5% (based on our most recent primary offering share price of $10.08 per share and assuming the current distribution is maintained for a twelve month period) effective for the quarter which began July 1, 2010, in order to maintain our practice of aligning distributions with our operating performance. The distributions declared were authorized and set by our board of directors at a level the board believed to be appropriate based upon the board’s evaluation of our assets, historical and projected levels of cash flow and results of operations. We expect that the level of distributions to our shareholders may decrease in future periods.

The table below outlines our total distributions declared to shareholders and noncontrolling interests for each of the quarters during the years ended December 31, 2010 and 2009, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Shareholders
Distributions for the Quarter Ended	Cash Distributions	Distributions Reinvested	Total Declared	Noncontrolling Interests Total Declared

2010
December 31, 2010	$15,473	$12,830	$28,303	$1,123
September 30, 2010	$14,986	$13,172	$28,158	$1,067
June 30, 2010	$17,226	$16,011	$33,237	$1,205
March 31, 2010	$16,480	$16,170	$32,650	$1,129
Total	$64,165	$58,183	$122,348	$4,524

2009
December 31, 2009	$16,111	$16,692	$32,803	$1,089
September 30, 2009	$15,644	$16,414	$32,058	$1,028
June 30, 2009	$15,627	$16,931	$32,558	$1,012
March 31, 2009	$14,983	$16,801	$31,784	$936
Total	$62,365	$66,838	$129,203	$4,065

For the years ended December 31, 2010 and 2009, we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments, proceeds from the sales of our real estate investments and cash generated during prior periods, in which cash flows from operating activities and distributions received from our unconsolidated investments exceeded distributions.

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

For the year ended December 31, 2010, approximately 19.5% of the distributions paid were taxable to the investor as ordinary income, 8.2% were taxable as capital gain dividends, 0.8% were taxable as unrecaptured Section 1250 gain and approximately 71.5% were treated as return of capital for federal income tax purposes. For the year ended December 31, 2009, approximately 24.3% of the distributions paid were taxable to the investor as ordinary taxable income, 0.3% of were taxable as capital gain dividends and approximately 75.4% were treated as return of capital for federal income tax purposes. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

On October 13, 2010, 1,000 restricted common shares were granted to each of our independent directors, Messrs. Thomas A. Hassard, Lee A. Lahourcade, Stanley D. Levy and Paul B. Murphy Jr. Such shares were granted, as part of their annual compensation for service on our board of directors, without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

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

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using proceeds from our dividend reinvestment plan. The following table lists shares we redeemed under our share redemption plan during the period covered by this report including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs
October 1, 2010 to October 31, 2010	142,240	$9.15	142,240	1,742,398
November 1, 2010 to November 30, 2010	—	9.15	—	1,742,398
December 1, 2010 to December 31, 2010	—	9.15	—	1,742,398
Total	142,240	9.15	142,240
__________

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Operating Data:
Revenues	$334,471	$355,224	$333,336	$179,576	$63,930
Depreciation and amortization	$110,661	$119,729	$122,577	$68,151	$22,478
Asset management and acquisition fees	$30,544	$27,984	$42,012	$29,939	$17,559
Organizational and offering expenses, net of reversal	$-	$-	$3,741	$7,583	$5,760
General and administrative, net	$6,925	$6,108	$5,991	$4,570	$2,819
Income (loss) from continuing operations before provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	$(64,138)	$10,133	$(146,483)	$(77,018)	$(35,628)
Provision for income taxes	$(367)	$(526)	$(2,512)	$(1,068)	$-
Equity in earnings (losses) of unconsolidated entities, net	$5,513	$(8,777)	$(13,416)	$(8,288)	$(3,291)
Loss from continuing operations attributable to common shareholders	$(62,685)	$(3,055)	$(165,474)	$(87,640)	$(38,490)
Income from discontinued operations (1)	$23,609	$5,243	$68	$-	$-
Net (income) loss attributable to noncontrolling interests	$(4,524)	$(4,065)	$3,065	$(1,266)	$429
Net income (loss) attributable to common shareholders (2)	$(39,907)	$2,620	$(165,408)	$(87,640)	$(38,490)
Basic and diluted income (loss) from continuing operations attributable to common shareholders per common share	$(0.28)	$-	$(0.90)	$(0.70)	$(0.79)
Distributions declared per common share	$0.55	$0.62	$0.64	$0.62	$0.61
Weighted average common shares outstanding - basic and diluted	220,896	207,807	183,776	125,776	48,468
Balance Sheet Data:
Total investment property (3)	$2,213,212	$2,355,872	$2,374,007	$1,798,924	$677,564
Investment in unconsolidated entities	$373,798	$379,057	$364,374	$361,157	$307,553
Assets held for sale (1)	$-	$42,499	$-	$-	$-
Total assets	$3,150,016	$3,339,780	$3,280,437	$2,703,623	$1,213,662
Long-term obligations	$1,680,178	$1,712,722	$1,691,335	$1,273,596	$498,989

(1)
We classified one property as held for sale as of December 31, 2009. In addition, we classified two other properties as held for sale as of March 31, 2010 and have reclassified the results of operations for these properties into discontinued operations in the 2009 and 2008 statement of operations. As a result, certain adjustments have been made to the consolidated statements of operations for the years ended December 31, 2009 and 2008 to be consistent with the 2010 presentation. No adjustments were made to other periods since the properties were not acquired until December 2008.

(2)
We have revised the presentation of net income to apply the provisions of ASC 810 “Consolidation,” which we adopted on January 1, 2009. As a result, certain adjustments have been made to the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 to be consistent with the 2009 and 2010 presentation.

(3)
We have revised the presentation of investment property to exclude the value associated with leases in place at the time an investment property is acquired, as shown in the consolidated balance sheet, to be consistent with a majority of others in the industry. As a result, certain reclassifications have been made to the consolidated balance sheets as of December 31, 2007 and 2006 to be consistent with the 2008, 2009 and 2010 presentation.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We invest in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We make investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of December 31, 2010, we had direct and indirect interests in 59 properties. These properties consist of 44 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located primarily in five states in the Southeastern United States (the “Grocery-Anchored Portfolio”).

Previously, in order to provide capital for these investments, we raised $2.0 billion in our initial public offering (the “Initial Offering”) and our second public offering  (the “Second Offering”), the latter of which terminated on June 30, 2008. On July 1, 2008, we commenced our third public offering (the “Third Offering”), pursuant to which we offered up to $3.5 billion in shares of common stock, including $500.0 million in shares of common stock under our dividend reinvestment plan. In consideration of market conditions and other factors, our board of directors determined to cease sales of our shares to new investors pursuant to the Third Offering as of January 1, 2010. Our board of directors determined to continue sales of our shares under our dividend reinvestment plan pursuant to the Third Offering. As of December 31, 2010, Hines REIT had raised $506.9 million in proceeds through the Third Offering. The Third Offering expired as of December 31, 2010. We commenced a $150.0 million offering of shares of our common stock under our dividend reinvestment plan (the “DRP Offering”) on July 1, 2010. From July 1, 2010 through December 31, 2010, Hines REIT received gross offering proceeds of $27.7 million from the sale of 2.9 million shares through the DRP Offering. Based on market conditions and other considerations, we do not currently expect to commence any future offerings other than those related to shares issued under our dividend reinvestment plan.

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

Economic Update

The economic recovery continues to make headway, with U.S. real gross domestic product (“GDP”) posting its sixth consecutive quarterly increase in the fourth quarter. In fact, GDP has grown 6.0% since the second quarter of 2009, and is 2.7% higher than the previous GDP peak in the third quarter of 2008.   While GDP news has been positive, unemployment remains high. Job growth was slow during the beginning of 2010. However, the U.S. economy has added jobs on a net basis since its employment lows in December 2009 and fourth quarter 2010 job gains were very encouraging.

Although there have been signs of  economic recovery, commercial office real estate fundamentals typically lag the broader economy and the effects of the economic recession still have an adverse impact on commercial office real estate market fundamentals, including tenant demand, overall occupancies, leasing velocity, rental rates, subletting and tenant defaults. The recession began in December 2007, but the most significant increases in market vacancy occurred in 2009 and continued into 2010. While landlords continue to compete aggressively for tenants, and landlord motivation to maintain or improve occupancy have kept market rents low and concessions high in many U.S. office markets, there are signals of a market recovery, especially in first-tier markets like New York, Washington D.C. and other primary markets. There has been evidence of rent growth for the premier space in the highest-quality buildings and as national vacancies continue to gradually decline, the rent growth will likely occur in more markets across the US.

As with most commercial real estate, our portfolio of assets is not immune to the effects of a recession; however, due to the quality and diversification of our portfolio, we continue to believe that our portfolio is relatively well-positioned to limit the negative impact from the recent down cycle. In spite of the challenges presented by the uncertain economy and markets, our portfolio was 89% leased as of December 31, 2010, compared to 90% at December 31, 2009. Our management closely monitors the portfolio's lease expirations, which range from 7.1% to 9.0% of leasable square feet per year from now through the end of 2012. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to be leased to a diverse tenant base over a variety of industries, our portfolio is approximately 16% leased to over 200 companies in the financial and insurance industries, approximately 16% leased to over 125 companies in the legal industry, approximately 11% leased to over 50 companies in the manufacturing industry and approximately 11% leased to over 100 companies in the information technology industry.

Declining real estate fundamentals have had a significant negative impact on values of commercial real estate investments. Commercial real estate sales across the U.S. in 2008 and 2009 were dramatically down from the record high volume in 2007.  This has negatively impacted the value of our real estate investments and consequently is expected to negatively impact the estimated value of our shares determined by our board of directors. We expect such valuation to occur no later than June 30, 2011. Investment transaction volume increased in 2010 and cap rates have fallen across all asset classes from their peaks in late 2009.  Recent demand has been greatest for high quality, well-located assets that generate stable cash flows.

While we have seen improvements in the debt capital markets, some debt capital continues to be difficult to obtain and more expensive. We have managed our portfolio to date in an effort to minimize our exposure to volatility in the debt capital markets. We have done this by using moderate levels of long-term fixed-rate debt and minimizing our exposure to short-term variable-rate debt which is more likely to be impacted by market volatility. Our portfolio was 59% leveraged as of December 31, 2010, with 96% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps) which expire in more than one year. This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund).

Our management and board of directors believe that aligning our distributions with our operating performance, including the results of certain property sales, and not with funds from offering proceeds or borrowings, is an important objective for us. We are proud that, other than our initial quarters of operations, we have been able to meet that objective.  As discussed above, our portfolio has been impacted by the economic recession and we have experienced a decline in rental rates over the last several quarters, which have reduced our net operating income as we re-lease spaces subject to expiring leases to new or existing tenants.  Despite these challenges, we were still able to declare distributions equal to $0.62, $0.64 and $0.62 per share for the years ended December 31, 2009, 2008 and 2007.  Additionally, we were able to pay aggregate distributions of $0.30 per share for the first six months of 2010.  Unfortunately, the downward trends in real estate fundamentals may continue for several more quarters before they begin improving, and the rebound may be slow.  As a result of these market conditions, our board of directors decided to reduce our current annual distribution rate from 6% to 5% (based on our most recent primary offering share price of $10.08 per share and assuming the current distribution is maintained for a twelve-month period) effective for the third quarter, in order to maintain our practice of aligning distributions with our operating performance as described above. Additionally, we expect that the level of distributions to our shareholders may decrease in future periods. For further discussion see “Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions.”

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

Basis of Presentation

Our consolidated financial statements included in this annual report include the accounts of Hines REIT and the Operating Partnership (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries as well as the related amounts of noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

We evaluate the need to consolidate investments based on standards set forth by GAAP. Our joint ventures are evaluated based upon GAAP to determine whether or not the investment qualifies as a variable interest entity (“VIE”).  If the investment qualifies as a VIE, an analysis is then performed to determine if we are the primary beneficiary of the VIE by reviewing a combination of qualitative and quantitative measures including analyzing expected investment portfolio using various assumptions to estimate the net operating income from the underlying assets.  The projected cash flows are then analyzed to determine whether or not we are the primary beneficiary by analyzing if we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  In addition to this analysis, we also consider the rights and decision making abilities of each holder of variable interest entity. We will consolidate joint ventures that are determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of our investments may not be recoverable.  The ultimate realization of our investments in partially owned real estate joint ventures and partnerships is dependent on a number of factors, including the performance of each investment and market conditions.  In accordance with GAAP, we will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.  Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded for the years ended December 31, 2010 and 2009.  However, if conditions in the capital and real estate markets continue to deteriorate, we may record impairment on these investments in the future.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by market participants are used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired out-of-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements will be determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date.

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

Acquired out-of-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized out-of-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which includes periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

Acquired out-of-market ground lease values are recorded based on the difference between the present value (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases. The capitalized out-of-market lease values are amortized as adjustments to ground lease expense over the lease term.

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

Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements are for property-level operating expenses, capital improvements and leasing costs, debt service, corporate-level general and administrative expenses, distributions and redemptions. We have four primary sources of capital for meeting our cash requirements:

•	proceeds from our dividend reinvestment plan;
•	debt financings, including secured or unsecured facilities;
•	proceeds from the sale of our properties; and
•	cash flow generated by our real estate investments and operations.

We expect that our operating cash needs will primarily be met through cash flow generated by our properties and unconsolidated entities. Additionally, we are continually evaluating the hold period for each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  During the year ended December 31, 2010, we received proceeds of $141.9 million from the sale of three industrial properties in Brazil and a land parcel in Houston, Texas.

Additionally, on December 23, 2010, we entered into a contract to sell Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada.  The contract sale price for Atrium on Bay is expected to be approximately $344.8 million CAD ($339.5 million USD, based on the exchange rate in effect on December 23, 2010), exclusive of transaction costs. We expect the closing of this sale to occur no later than June 30, 2011. However, the sale is dependent upon the buyer’s assumption of our existing mortgage loan as well as a number of other conditions. There is no guarantee that this sale will be consummated.

We intend to continue to pay distributions to our shareholders on a quarterly basis. However, as discussed previously, in light of the current economic conditions, we expect that the level of distributions to our shareholders may decrease in future periods. Based on market conditions and other considerations, we do not currently expect to commence any future offerings, excluding those related to shares issued under our dividend reinvestment plan.

We have one mortgage loan with $45.0 million of outstanding principal which will mature in 2011.  We are currently negotiating with lenders and expect to refinance this mortgage prior to its maturity.  However, there is no assurance that we will be able to refinance this mortgage or that we will be able to do so at terms that are acceptable to us.  If we are unable to refinance this mortgage, we will use cash flows from operating activities, proceeds from the sale of other real estate investments, if any, or proceeds from the $45.0 million KeyBank revolving credit facility to pay off the outstanding mortgage. As of December 31, 2010, we have mortgage loans expiring in 2012 and 2013 with outstanding principal balances of $224.6 million and $457.5 million, respectively. We expect to refinance these mortgages, but if we are unable to refinance or are required to make principal payments upon refinancing, we will use cash flows from operating activities or proceeds from the sale of other real estate investments. Additionally, we could be required to post additional collateral under our secured credit facility with HSH Nordbank in future periods. See Cash Flows from Financing Activities - Debt Financings for additional information.

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

Net cash provided by operating activities was $28.9 million, $69.0 million and $40.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in the current year compared to prior periods is primarily due to the following: i) approximately $9.8 million decrease of net operating income at our same-store properties, ii) approximately $9.7 million increase in leasing costs and iii) approximately $4.7 million decrease in cash flows from operating activities due to the sale of Distribution Parks Araucaria, Elouveira and Vinhedo. The remaining decrease is due to the timing of settlement of working capital such as tenants accounts receivable and accounts payable.

Cash Flows from Investing Activities

Net cash provided by investing activities was $149.3 million for the year ended December 31, 2010 compared to net cash used in investing activities of $108.9 million and $701.6 million, respectively, for the years ended December 31, 2009 and 2008. The increase is primarily due to reduced acquisition activity and proceeds received on sale of our Brazilian properties in 2010. During the year ended

December 31, 2008, we had cash outflows of $668.0 million related to the acquisition of properties and their related lease intangibles. We did not acquire any direct interests in properties during the years ended December 31, 2010 and 2009. In addition, we have described certain other transactions below which may be helpful in understanding changes in our investing cash flows between 2010, 2009 and 2008.

We make investments in and receive distributions from our unconsolidated entities. Distributions up to our equity in earnings for the period are recorded in cash flows from operating activities. Distributions from our unconsolidated entities are recorded in cash flows from investing activities to the extent that they exceed our equity in earnings for the period. The tables below show investments made in unconsolidated entities and the allocation of distributions between cash flows from operating and investing activities for the years ended December 31, 2010, 2009 and 2008. All amounts are in thousands:

	Year Ended December 31, 2010
	Core Fund	Grocery-Anchored Portfolio	Distribution Park Rio	Total
Distributions included in cash flows from operating activities	$-	$274	$2,172	$2,446
Distributions included in cash flows from investing activities	$3,751	$5,936	$-	$9,687

	Year Ended December 31, 2009
	Core Fund	Grocery-Anchored Portfolio	Distribution Park Rio	Total
Investments in unconsolidated entities	$-	$23,069	$-	$23,069
Distributions included in cash flows from operating activities	$-	$129	$2,143	$2,272
Distributions included in cash flows from investing activities	$6,666	$6,347	$106	$13,119

	Year Ended December 31, 2008
	Core Fund	Grocery-Anchored Portfolio	Distribution Park Rio	Total
Investments in unconsolidated entities	$-	$51,977	$-	$51,977
Distributions included in cash flows from operating activities	$-	$-	$2,154	$2,154
Distributions included in cash flows from investing activities	$26,931	$-	$509	$27,440

In December 2008, we and an affiliate of Hines sold a 2.8 acre park and waterwall adjacent to Williams Tower to an unrelated third party.  The total sales price was $8.5 million, and the net proceeds to the Company were $4.0 million, which was recorded in proceeds from sale of land and improvements in the accompanying statement of cash flows for the year ended December 31, 2008.

     In January 2009, we entered into possession and use agreements with the City of Redmond, Washington, related to a portion of the land owned in connection with the Laguna Buildings, which gave the city immediate use and possession of the land until final terms of the sale were determined and title transferred in December 2009. We received $1.2 million as compensation for this transaction, which was recorded in proceeds from sale of land and improvements in the accompanying statement of cash flows for the year ended December 31, 2009.

In January 2010, we sold Distribution Park Araucaria and in April 2010, we sold Distribution Parks Elouveira and Vinhedo. The sale of these properties resulted in gains due to the strengthening of the Brazilian Real (BRL).These properties were acquired in December 2008 for a contract purchase price of $114.9 million (269.9 million BRL translated at a rate of  R$2.349 per USD on the date of the transaction). The sales price of Distribution Park Araucaria was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD on the date of the transaction) and the sales price for Distribution Parks Elouveira and Vinhedo was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD). Proceeds received after taxes and expenses were $130.1 million.

On September 14, 2010, we sold a land parcel located in Houston, Texas, which was acquired in connection with our purchase of Williams Tower. The sales price of the land parcel was $12.8 million. Proceeds received after closing costs and fees were $11.8 million.

During the years ended December 31, 2010 and 2009, respectively, we had cash outflows related to investments in property of $5.1 million and $8.6 million primarily as a result of capital expenditures at our properties. During the year ended December 31, 2008, we had cash outflows totaling $668.0 million related to the acquisition of properties and their related lease intangibles. In addition, we received $4.0 million related to the sale of the Williams Tower 2.8-acre waterwall and park in December 2008.

During the years ended December 31, 2009 and 2008, respectively, we had net cash inflows of $1.2 million and $4.6 million, for master leases entered into in connection with our acquisitions. We received no such payments subsequent to December 31, 2009.

During the years ended December 31, 2010 and 2009, we had decreases in restricted cash and marketable securities of $2.8 million and $13.3 million. The decrease in the current year is primarily related to escrows required by the mortgage for Airport Corporate Center, which were eliminated as part of the refinancing of its mortgage debt. See “Cash Flows from Financing Activities — Debt Financings” in this section for additional information. The decrease in the year ended December 31, 2009, is primarily related to rent held in escrow of $10.7 million at one of our properties required by its mortgage agreement to be restricted as of year-end, which was subsequently released. During the year ended December 31, 2008, we had an increase in restricted cash of $12.8 million related to certain escrows required by our mortgage agreements of properties acquired during that period.

During the year ended December 31, 2009, we posted additional cash collateral of approximately $106.1 million to rebalance the collateral for the properties under our secured credit facility with HSH Nordbank which is included in additional cash collateral on notes payable in the consolidated statement of cash flows. See “Cash Flows from Financing Activities — Debt Financings” in this section for additional information.

During the year ended December 31, 2008, we had cash outflows related to other assets of $4.9 million primarily as a result of deposits paid on real estate investments that were acquired subsequent to the applicable year-end. We made no such payments subsequent to December 31, 2008.

Cash Flows from Financing Activities

Public Offerings

During the years ended December 31, 2010, 2009 and 2008, respectively, we raised proceeds of $1.6 million, $250.4 million and $446.3 million, excluding proceeds from the dividend reinvestment plan. The decrease in proceeds received in 2010 was caused by our board of directors’ decision to cease new sales through the Third Offering’s primary offering as of January 1, 2010. The decrease in proceeds received in 2009 compared to 2008 is a result of the capital markets and economic environment.

We funded redemptions of $9.7 million for the year ended December 31, 2010 compared to $152.5 million and $58.7 million, respectively, for the years ended December 31, 2009 and 2008. The decrease is a result of our board of directors’ decision on November 30, 2009 to suspend our share redemption program with exception of redemption requests made in connection with the death or disability of a stockholder.

Payment of Offering and Other Costs and Expenses

In addition to making investments in accordance with our investment objectives, we have used our capital resources to pay Hines Real Estate Investments, Inc. (“HREI” or the “Dealer Manager”) and the Advisor for services they provided to us during the various phases of our offerings and operations. During our offerings, we pay the Dealer Manager selling commissions and dealer manager fees, and during the Second Offering we reimbursed the Advisor for organizational and offering costs. Pursuant to the terms of the Third Offering, we were not obligated to pay organizational and offering costs related to the Third Offering, other than selling commissions and the dealer manager fee. As a result, we did not incur or pay any organizational or offering costs related to the Third Offering during 2008 or 2009.  Under a new advisory agreement executed July 1, 2010, we agreed to reimburse the Advisor for any offering-related issuer costs that it incurs on our behalf. We do not expect costs incurred related to the DRP Offering to be substantial.

During the year ended December 31, 2010, we paid the Dealer Manager selling commissions and dealer manager fees of approximately $166,000. During the years ended December 31, 2009 and 2008, we paid the Dealer Manager selling commissions of $16.3 million and $29.5 million, respectively, and dealer manager fees of $5.2 million and $9.8 million, respectively. All such selling commissions and a portion of such dealer manager fees were reallowed by the Dealer Manager to participating broker dealers for their services in selling our shares. Commissions and dealer manager fees paid during the year ended December 31, 2010 decreased, as compared to 2009 and 2008, as a result of a decrease in capital raised.

Our Second Offering terminated on June 30, 2008. No organizational and offering costs related to the Second Offering were incurred after December 31, 2008. During the year ended December 31, 2008, the Advisor incurred organizational and offering costs related to the Second Offering totaling $8.0 million. During the year ended December 31, 2008 we made payments totaling $10.3 million for Second Offering organizational and offering costs, all of which were reimbursements made to our Advisor.

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

Distributions for the six months ended June 30, 2010 were paid at an annual rate of 6% per share (based on our most recent share price of $10.08 per share). Beginning July 1, 2010, the annual distribution rate was decreased from 6% to 5% (based on our most recent primary offering share price of $10.08 per share and assuming the distribution rate is maintained for 12 months). We expect that the level of distributions to our shareholders may decrease in future periods.

The table below outlines our total distributions declared to shareholders and noncontrolling interests for each of the years ended December 31, 2010, 2009 and 2008, including the breakout between the distribution paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

				Noncontrolling
	Shareholders			Interests
Year Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2010	$64,165	$58,183	$122,348	$4,524
December 31, 2009	$62,365	$66,838	$129,203	$4,065
December 31, 2008	$52,297	$64,740	$117,037	$3,065

For the year ended December 31, 2010, we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments, proceeds from the sales of our real estate investments and cash generated during prior periods, which had cash flows from operating activities and distributions received from our unconsolidated investments in excess of distributions. For the years ended December 31, 2009 and 2008, we funded our cash distributions with cash flows from operating activities and distributions received from our unconsolidated entities.

Debt Financings

We use debt financing from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.

On March 11, 2010, we refinanced Airport Corporate Center’s $77.9 million mortgage with Westdeutsche Immobilienbank AG and we made a principal payment of $12.9 million. The new mortgage loan is a $65.0 million, two-year, amortizing loan with a variable interest rate equal to LIBOR plus 5.50%. This mortgage was entered into by a subsidiary of the Operating Partnership but is guaranteed by Hines REIT.

During the year ended December 31, 2010, we received debt proceeds of $29.0 million and made payments of $90.5 million related to borrowings under our revolving credit facility. We used proceeds from our revolving credit facility to make capital contributions related to our properties, fund general working capital needs and to make principal payments on other debts as described above. Our revolving credit facility expired in October 2010 and we did not exercise our option to extend this facility. In February 2011, we entered into a new revolving credit facility. See “Recent Developments and Subsequent Events – KeyBank Revolving Credit Facility” for additional information.

As of December 31, 2010, we had $520.0 million outstanding under a secured credit facility with HSH Nordbank. HSH Nordbank has the right to have the properties serving as collateral under this credit facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, we must rebalance through making a partial payment or providing additional collateral to eliminate such excess. Subject to this requirement, in 2009, we posted additional cash collateral of approximately $106.1 million to rebalance the collateral for the properties under this credit facility. This amount is included in additional cash collateral on notes payable in the consolidated statement of cash flows and was primarily funded with a borrowing under our revolving credit facility. Due to declines in real estate values in recent years, we could be required to pay additional amounts to rebalance the collateral for the properties under this credit facility in future periods. If required, we expect to fund such amounts with cash flows from operating activities and proceeds from the sale of other investments.

As of December 31, 2010, our debt financing was approximately 59% of the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund) compared with 58% and 55%, at December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009, we received debt proceeds of $290.0 million and made payments of $244.5 million related to borrowings under our revolving credit facility. In addition, we made a principal payment of $13.1 million to reduce the outstanding principal balance of the Airport Corporate Center loan and made $1.0 million of debt payments related to amortizing loans at certain of our properties.

During the year ended December 31, 2008, we entered into $251.0 million of permanent mortgage financing related to our wholly-owned property acquisitions. We also assumed a mortgage with a principal balance of $54.2 million related to our acquisition of the Raytheon/DirecTV Buildings and three mortgage loans with principal balances totaling $35.8 million related to our acquisition of 345 Inverness Drive and the Arapahoe Business Parks. These mortgages are primarily interest-only and have terms that vary from five to eight years with a weighted average interest rate of 5.51%. In addition, we received proceeds of $395.5 million and made debt payments of $380.2 million, primarily related to borrowings under our revolver.

Results of Operations

Year ended December 31, 2010 compared to the year ended December 31, 2009

Results for our Directly-Owned Properties

We owned 22 properties directly that were 89% leased as of December 31, 2010 compared to 25 properties that were 91% leased as of December 31, 2009. The following table presents the property-level revenues and expenses for the year ended December 31, 2010, as compared to the same period in 2009. Please note the following analysis excludes the activity of three properties which were sold during 2010. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2010	2009	$	%
Property revenues
Property revenues	$334,471	$355,224	$(20,753)	(5.8	) %
Less: property expenses (1)	141,626	149,981	(8,355)	(5.6	) %
Total property revenues in excess of expenses	$192,845	$205,243	$(12,398)	(6.0	) %

Interest and Depreciation/Amortization
Depreciation and amortization	$110,661	$119,729	$(9,068)	(7.6	) %
Interest expense	$90,992	$91,538	$(546)	(0.6	) %
Interest income	$297	$426	$(129)	(30.3	) %
__________

(1)	Property expenses include property operating expenses, real property taxes, property management fees, other losses, net and income taxes.

Revenues and expenses from operation of our properties for the year ended December 31, 2010 declined as compared to the same period in 2009. The decrease in property expenses is primarily due to property taxes, which decreased as a result of lower property valuations. Property revenues also decreased during the period primarily due to the adverse effects of the economic recession on commercial real estate fundamentals. For example, decreases in tenant demand and leasing velocity have led to declining rental rates and increased tenant incentives on lease renewals. We have also experienced increases in tenant defaults and a reduction of out-of-market lease intangible amortization, both of which have negatively impacted our revenues between the periods. See “Economic Update” for additional information regarding the effects of the economy on our real estate portfolio.

Depreciation and amortization decreased during the year ended December 31, 2010 as compared to the same period in 2009 due to fully amortized lease intangibles.

        Additionally, we are continually evaluating the hold period for each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company. As a result of future potential disposals, our results of operations for the year ended December 31, 2010 could differ from our results of operations in future periods.

Sales of Investment Property

In December 2008, the Company and an affiliate of Hines sold a 2.8 acre park and waterwall adjacent to Williams Tower to an unrelated third party.  The total sales price was $8.5 million, and the net proceeds to the Company were $4.0 million.  The Company’s basis in the property was approximately $4.3 million, of which $4.1 million was assigned to land and $152,000 was assigned to the waterwall. As a result of the sale, the Company recognized an impairment of $254,000 which is reflected in “Other” in the accompanying statement of operations.  Subsequent to the sale, the Company entered into an agreement with the buyer which requires the Company to continue to manage the daily activities of the park and waterwall. The Company is responsible for certain maintenance costs, a majority of which are collected from the tenants of Williams Tower through operating expense recoveries, and the buyer is responsible for all capital improvements and costs associated with the waterwall operations. The results of operations from the park and waterwall for 2008 were a loss of approximately $52,000.  These operations are classified in the accompanying statement of operations as continuing operations, due to the fact that these expenses and revenues will continue to be recognized by the Company in future periods given the management agreement entered into between the Company and the buyer.

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

In October 2009, we entered into an agreement with an unaffiliated third party to sell a land parcel we acquired in connection with our acquisition of Williams Tower in May 2008. We recorded an impairment charge of $3.4 million in 2009 based on the expected sale price specified in the executed sale agreement. On September 14, 2010, we sold the land parcel for $12.8 million and recorded an impairment charge of approximately $811,000 in the period of sale based on the net sales price. The impairment charges for both periods are included in other losses in the accompanying consolidated statements of operations.

No impairment charges were recorded during the year ended December 31, 2010 other than the impairment charge described above. However, if market conditions continue to deteriorate and result in lower valuations or reduced cash flows of our properties, additional impairment charges may be recorded in future periods.

On December 23, 2010, we entered into a contract to sell Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada.  The contract sale price for Atrium on Bay is expected to be approximately $344.8 million CAD ($339.5 million USD, based on the exchange rate in effect on December 23, 2010), exclusive of transaction costs. We expect the closing of this sale to occur no later than June 30, 2011. However, the sale is dependent upon the buyer’s assumption of our existing mortgage loan as well as a number of other conditions. There is no guarantee that this sale will be consummated.

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

On April 22, 2010, we sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paolo, Brazil, which we acquired in December 2008. The collective sales price for both properties was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD on the date of the transaction). In connection with the sale of Distribution Parks Elouveira and Vinhedo we incurred a disposition fee payable to our Advisor of $1.0 million. The results of operations of Distribution Parks Araucaria, Elouveira and Vinhedo and the gain realized on the disposition of Araucaria, Elouveira and Vinhedo for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
	(In thousands)

Revenues:
Rental revenue	$3,740	$14,597
Total revenues	3,740	14,597
Expenses:
Property operating expenses	456	722
Real property taxes	646	578
Property management fees	39	191
Depreciation and amortization	1,123	6,342
Total expenses	2,264	7,833
Income from discontinued operations before interest income, taxes and gain on sale	1,476	6,764
Interest income	92	46
Income taxes	(496)	(1,567)
Income from discontinued operations	1,072	5,243
Gain on sale of discontinued operations	22,537	-
Income from discontinued operations	$23,609	$5,243

Results for our Indirectly-Owned Properties

Our Interest in the Core Fund

As of December 31, 2010, we owned a 26.8% non-managing general partner interest in the Core Fund, which held interests in 24 properties that were 87% leased. As of December 31, 2009, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 88% leased. Our equity in earnings related to our investment in the Core Fund for the year ended December 31, 2010 was $2.7 million compared to equity in losses of $11.0 million for the year ended December 31, 2009. The increase in our equity in earnings of the Core Fund in 2010 primarily resulted from our portion of a $108.8 million gain on the Core Fund’s sale of 600 Lexington.

Our Interest in the Grocery-Anchored Portfolio

We own a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio for the years ended December 31, 2010 and 2009 was approximately $287,000 and $129,000, respectively.

Our Interest in Distribution Park Rio

We own a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. Our equity in earnings related to our investment in Distribution Park Rio for the years ended December 31, 2010 and 2009 was $2.5 million and $2.1 million, respectively.

CORPORATE-LEVEL ACTIVITIES

Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2010 and 2009. The gain or loss on derivative instruments recorded during the years ended December 31, 2010 and 2009 is the result of changes in the fair value of interest rate swaps during each period.

We recorded losses of $18.5 million for the year ended December 31, 2010 compared to gains of $49.3 million for the year ended December 31, 2009. The increase in losses is due to changes in the values of our interest rate swaps. We expect to hold the underlying investments to their maturities. As a result, we do not expect to settle these interim gains and losses.

In addition, we entered into a foreign currency swap in February 2010 in relation to our sale of Distribution Park Araucaria. We recognized a loss of approximately $110,000 related to this swap, which was recorded in income from discontinued operations in our consolidated statement of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Annual Report on Form 10-K for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

Other Corporate-level Activities

The tables below provide detail relating to our asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2010 and 2009.  All amounts in thousands, except percentages:

	Years Ended December 31,		Change
	2010	2009	$	%

Asset Management and Acquisition Fees	$30,544	$27,984	$2,560	9.1%
General and Administrative Expenses	6,925	6,108	817	13.4%

We pay monthly asset management fees to our Advisor based on the amount of net equity capital invested in real estate investments and pay acquisition fees to our Advisor based on the purchase prices of our real estate investments. A portion of these fees is paid in cash and the remainder is satisfied through the participation interest (see Critical Accounting Policies — Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation

Interest for additional information regarding the participation interest). The change in asset management and acquisition fees for the year ended December 31, 2010 is primarily due to a $2.6 million reduction of asset management and acquisition fees for the year ended December 31, 2009, resulting from fair value adjustments of the Participation Interest liability recorded during 2009.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The increase in general and administrative expenses for the year ended December 31, 2010, was primarily due to expenses incurred in relation to a potential equity offering that we decided not to pursue.

Net Income Attributable to Noncontrolling Interests

As of December 31, 2010 and 2009, affiliates of Hines owned 3.9% and 3.3% interests, respectively, in the Operating Partnership. As a result, we allocated income of approximately $4.5 million and $4.1 million, respectively, to the holders of these noncontrolling interests for the years ended December 31, 2010 and 2009.

Year ended December 31, 2009 compared to the year ended December 31, 2008

Results for our Directly-Owned Properties

We owned 25 properties directly that were 91% leased as of December 31, 2009 compared to 25 properties that were 95% leased as of December 31, 2008. The following table presents the property-level revenues and expenses for the year ended December 31, 2009, as compared to the same period in 2008. Same-store properties for the year ended December 31, 2009 include all properties owned as of January 1, 2008. Revenues and expenses for properties acquired after January 1, 2008 are included in “Recent Acquisitions.” Please note, the following analysis excludes the activity of three properties which were sold during 2010. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2009	2008	$	%
Property revenues
Same-store properties	$273,064	$275,844	$(2,780)	(1.0)%
Recent acquisitions	82,160	57,492	24,668	42.9%
Total property revenues	$355,224	$333,336	$21,888	6.6%

Property expenses (1)
Same-store properties	$206,048	$217,189	$(11,141)	(5.1)%
Recent acquisitions	63,662	47,695	15,967	33.5%
Total property expenses	$269,710	$264,884	$4,826	1.8%

Property revenues in excess of expenses
Same-store properties	$67,016	$58,655	$8,361	14.3%
Recent acquisitions	18,498	9,797	8,701	88.8%
Total property revenues in excess of expenses	$85,514	$68,452	$17,062	24.9%

Interest income/expense
Interest expense	$91,538	$83,111	$8,427	10.1%
Interest income	$426	3,544	$(3,118)	(88.0)%
__________

(1)	Property expenses include property operating expenses, real property taxes, property management fees, depreciation and amortization of real estate assets, other losses and income taxes.

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

Sales of Investment Property

In January 2009, we entered into possession and use agreements with the City of Redmond, Washington, related to a portion of the land owned in connection with the Laguna Buildings, which gave the city immediate use and possession of the land until final terms of the sale were determined and title transferred in December 2009. We received $1.2 million as compensation for this transaction which was recorded in proceeds from sale of land and improvements in the accompanying statement of cash flows. This transaction resulted in a gain of approximately $612,000, which is reflected in “Gain on sale of real estate” in the accompanying consolidated statement of operations.

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

In October 2009, we entered into an agreement with an unaffiliated third party to sell a land parcel we acquired in connection with our acquisition of Williams Tower in May 2008. We recorded an impairment charge of $3.4 million in 2009 based on the expected sale price specified in the executed sale agreement. On September 14, 2010, we sold the land parcel for $12.8 million and recorded an impairment charge of approximately $811,000 in the period of sale based on the net sales price. The impairment charges for both periods are included in other losses in the accompanying consolidated statements of operations.

Discontinued Operations

On January 22, 2010, we sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil which we acquired in December 2008. The sales price was $38.4 million (69.9 million BRL translated at a rate of 1.818 BRL per USD). We classified the property as an asset held for sale in accordance with GAAP as of December 31, 2009 and included its results of operations within discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2009. The statement of operations for the year ended December 31, 2008 has been reclassified to include the results of operations of Distribution Park Araucaria in discontinued operations to be consistent with the 2009 presentation. In connection with the sale of Distribution Park Araucaria, we paid our Advisor a disposition fee of approximately $384,000.

On April 22, 2010, we sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paulo, Brazil, which we acquired in December 2008. The aggregate sales price for the two properties was $102.5 million (181.0 million BRL translated at a rate of 1.765 BRL per USD). We classified these properties as assets held for sale in accordance with GAAP as of March 31, 2010. The statements of operations for the years ended December 31, 2009 and 2008 have been reclassified to include the results of operations of Distribution Parks Elouveira and Vinhedo in discontinued operations. In connection with the sale of Distribution Parks Elouveira and Vinhedo we incurred a disposition fee payable to our Advisor of $1.0 million. The results of operations of Distribution Parks Araucaria, Elouveira and Vinhedo for the years ended December 31, 2009 and 2008 are as follows (amounts in thousands):

	2009	2008
Revenues:
Rental revenue	$14,597	$363
Total revenue	14,597	363

Expenses:
Property operating expenses	722	21
Real property taxes	578	53
Property management fees	191	-
Depreciation and amortization	6,342	221
Total expenses	7,833	295
Income from discontinued operations before interest income and taxes	6,764	68
Interest income	46	-
Income taxes	(1,567)	-
Income from discontinued operations	$5,243	$68

Results for our Indirectly-Owned Properties

As of December 31, 2009, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 88% leased. As of December 31, 2008, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 91% leased. Our equity in losses related to our investment in the Core Fund for the years ended December 31, 2009 and 2008 was $11.0 million and $15.6 million, respectively. The decrease in our equity in losses of the Core Fund in 2009 is primarily due to an impairment charge recorded on one of its properties in 2008, our share of which amounted to $3.1 million. No similar charges were recorded in 2009.

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

Other Corporate-level Activities

The tables below provide detail relating to our asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2009 and 2008.  All amounts in thousands, except percentages:

	Year Ended December 31,		Change
	2009	2008	$	%
Asset Management and Acquisition Fees	$27,984	$42,012	$(14,028)	(33.4)%
General and Administrative Expenses	$6,108	$5,991	$117	2.0%

We pay monthly asset management fees to our Advisor based on the amount of net equity capital invested in real estate investments and pay acquisition fees to our Advisor based on the purchase prices of our real estate investments. A portion of these fees is paid in cash and the remainder is satisfied through the participation interest (see Critical Accounting Policies — Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest for additional information regarding the participation interest). The decrease in asset management and acquisition fees for the year ended December 31, 2009 is the result of: (i) a $4.4 million increase in asset management fees due to an increase in the amount of net equity capital invested in real estate investments, (ii) a $14.4 million decrease in acquisition fees due to reduced acquisition activity and (iii) a $4.0 million reduction of asset management and acquisition fees resulting from fair value adjustments of the Participation Interest liability recorded in 2009 compared to those recorded in 2008.

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

Funds from Operations and Modified Funds from Operations

Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized by investors and analysts as one measure of operating performance of a real estate company.  FFO excludes items such as real estate depreciation and amortization and gains and losses on the sale of real estate assets.  Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost accounting alone is insufficient.  In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs.

In addition to FFO, management uses modified funds from operations (“MFFO”) as defined by the Investment Program Association (“IPA”) as a non-GAAP supplemental financial performance measure, to evaluate our operating performance.  MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations.  MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate due to changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO. These changes have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives, the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that we have not designated as hedging instruments for accounting purposes, non-cash impairment charges and certain other items as described in the footnotes below.  We believe that MFFO more closely reflects the overall impact on the performance of our real estate investments of occupancy rates, rental rates, property operating costs, as well as corporate-level general and administrative expenses and interest costs, which is not immediately apparent from net income (loss).

As such, we believe FFO and MFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures and are useful to investors in understanding how our management evaluates our ongoing operating performance. However, FFO and MFFO should not be considered as alternatives to net income (loss) or to cash flows from operating activities and are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs.  Additionally, please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

•
MFFO excludes gains (losses) related to changes in estimated values of our interest rate swaps.  Although we expect to hold these instruments to maturity, if we were to settle these instruments currently, it would have an impact on our operations.

•
MFFO excludes impairment charges related to long-lived assets that have been written down to current market valuations. Although these losses are included in the calculation of net income (loss), we have excluded them from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

•
MFFO excludes acquisition fees payable to our Advisor.  Although these amounts reduce net income, we fund such costs with proceeds from our public offerings and acquisition-related indebtedness and do not consider these fees in the evaluation of our operating performance and determining MFFO.

The table below summarizes FFO and MFFO for the years ended December 31, 2010, 2009 and 2008 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands). Please note we have revised the presentation of MFFO for the years ended December 31, 2009 and 2008 to be consistent the definition of MFFO adopted by the IPA in November 2010.

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$(35,383)	$6,685	$(162,343)
Depreciation and amortization (1)	111,784	126,071	122,798
Gain on sale of investment property (2)	(22,562)	(612)	-
Adjustments to equity in earnings (losses) from unconsolidated entities, net (3)	26,205	39,269	43,501
Adjustments for noncontrolling interests (4)	(2,974)	(5,204)	(54)
Funds from operations	77,070	166,209	3,902
(Gain) loss on derivative instruments (5)	18,525	(49,297)	85,880
Impairment on land parcel (6)	811	3,412	-
Other components of revenues and expenses (7)	(13,281)	(18,465)	(15,130)
Acquisition fees and expenses (8)	-	1,160	11,141
Adjustments to equity in earnings (losses) from unconsolidated entities, net (3)	1,189	1,707	1,769
Adjustments for noncontrolling interests (4)	(140)	1,839	(2,190)
Modified Funds From Operations	$84,174	$106,565	$85,372

Modified Funds From Operations Per Common Share	$0.38	$0.51	$0.46
Weighted Average Shares Outstanding	220,896	207,807	183,776
1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes $1.1 million, $1.9 million and approximately $67,000 of depreciation and amortization related to discontinued operations for the years ended December 31, 2010, 2009 and 2008, respectively.

2)
Represents the gain on disposition of certain real estate investments. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

3)
Includes adjustments to equity in earnings (losses) of unconsolidated entities, net, similar to those described in Notes 1, 2, 6 and 7 for our unconsolidated entities, which are necessary to convert our share of income (loss) from unconsolidated entities to FFO and MFFO.

4)	Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert our net income (loss) to FFO and MFFO.
5)
Represents components of net income (loss) related to the estimated changes in the values of our interest rate swap derivatives.  We have excluded these changes in value from our evaluation of our operating performance and MFFO because we expect to hold the underlying instruments to their maturity and accordingly the interim gains or losses will remain unrealized.

6)
Represents impairment charges recorded in the third quarters of 2010 and 2009 in accordance with GAAP. Although such charges are included in the calculation of net income (loss), we have excluded them from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Straight-line rent adjustment (a)	$(8,298)	$(9,435)	$(16,388)
Amortization of lease incentives (b)	8,425	5,306	4,218
Amortization of out-of-market leases (b)	(14,212)	(14,748)	(4,336)
Other	804	412	1,376
	$(13,281)	$(18,465)	$(15,130)

a	)
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

b	)	Represents the amortization of lease incentives and out-of-market leases.

8)
Represents acquisition expenses and acquisition fees paid to our Advisor that are expensed in our consolidated statements of operations. We fund such costs with proceeds from our offering and acquisition-related indebtedness, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
Pursuant to the terms of the Grocery Anchored Portfolio joint venture agreement, for the years ended December 31, 2010, 2009 and 2008, we received distributions of approximately $1.1 million, $1.7 million and $161,000 in excess of our pro-rata share of the joint venture’s MFFO, respectively.

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

•
On May 22, 2010, the Core Fund sold 600 Lexington, an office property located in New York, New York, which it acquired in February 2004.  The Core Fund’s total cost basis in 600 Lexington was approximately $103.8 million and the net proceeds from the sale after deducting transaction costs, taxes and fees were approximately $185.9 million.  Our effective ownership in this asset on the date of sale was 11.67%. See additional information in “Financial Condition, Liquidity and Capital Resources — Results of Operations — Results for our Indirectly-Owned Properties — Our Interest in the Core Fund” included elsewhere in this Annual Report on Form 10-K.

•
On September 14, 2010, we sold a land parcel located in Houston, Texas, which we acquired in connection with our purchase of Williams Tower. The sales price of the land parcel was $12.8 million. Proceeds received after closing costs and fees were $11.8 million. We recorded impairment charges of approximately $811,000 and $3.4 million for the years ended December 31, 2010 and 2009, respectively, which is included in other losses in the accompanying condensed consolidated statements of operations but have been excluded from MFFO. See Note 6 above.

•
We received $4.0 million in net proceeds from our sale of the Williams Tower waterwall and park in December 2008. See additional information in “Financial Condition, Liquidity and Capital Resources — Results of Operations — Sale of Investment Property” included elsewhere in this Annual Report on Form 10-K.

•
We received $1.2 million in net proceeds from our sale of land owned in connection with the Laguna Buildings in December 2009. See additional information in “Financial Condition, Liquidity and Capital Resources — Results of Operations — Sale of Investment Property” included elsewhere in this Annual Report on Form 10-K.

•	Amortization of deferred financing costs was $2.8 million, $2.8 million and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, and was deducted in determining MFFO.

•
A portion of our acquisition and asset management fees are paid in equity through the Participation Interest. For the years ended December 31, 2010, 2009 and 2008, these amounts were $15.5 million, $12.4 million and $18.6 million, respectively.

•
We received master lease payments of $1.2 million and $7.0 million for the years ended December 31, 2009 and 2008, respectively. These leases were entered into in conjunction with certain asset acquisitions.

•	We incurred organizational and offering expenses of $3.7 million as of December 31, 2008. These expenses are paid to our Advisor and expensed in our consolidated statement of operations.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer manager fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described previously. These arrangements are described in more detail in Note 9 to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2010 and December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2010. Specifically included are our obligations under long-term debt agreements and operating lease agreements (in thousands):

	Payments due by Period
Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Notes payable (1)	$134,668	$810,841	$114,310	$814,080	$1,873,899
Ground lease obligation	428	882	918	8,970	11,198
Total contractual obligations (2)	$135,096	$811,723	$115,228	$823,050	$1,885,097
__________

(1)
Notes payable includes principal and interest payments on mortgage agreements outstanding as December 31, 2010. Interest payments due to HSH Nordbank were determined using effective interest rates which were fixed as a result of interest rate swaps. Under the terms of each swap transaction, we have agreed to make monthly payments at fixed rates of interest and will receive monthly payments from HSH Nordbank based on 1-month LIBOR.  See “Financial Condition, Liquidity and Capital Resources — Debt Financings” for further information.

(2)
Excluded from the table above is the settlement of the $73.3 million liability related to the Participation Interest. Although we expect to settle this liability in the future, we are not currently able to estimate the date on which the settlement will occur.

Recent Developments and Subsequent Events

Declaration of Distributions

With the authorization of our board of directors, we declared distributions for the months of January through April 2011. These distributions will be calculated based on shareholders of record each day in an amount equal to $0.00138082 per share, per day. Distributions for the months of January through March 2011 will be paid on April 1, 2011 in cash or reinvested in stock for those participating in our dividend reinvestment plan and distributions for the month of April 2011 will be paid on July 1, 2011 in cash or reinvested in stock for those participating in our dividend reinvestment plan.

KeyBank Revolving Credit Facility

On February 3, 2011, a subsidiary of the Operating Partnership entered into a new $45.0 million revolving line of credit with KeyBank pursuant to a Credit Agreement dated February 3, 2011 and a Promissory Note dated February 3, 2011. This facility will be used to provide temporary liquidity to address working capital needs. The facility matures on August 3, 2011, subject to extension at our election for an additional six month period.  Interest on each draw, at our election, will be determined based on (i) the Prime Rate, (ii) the Federal Funds Rate or (iii) LIBOR plus a margin of at least 3.25%.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk.

As of December 31, 2010, we had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts. For example, if the counterparty were to default and current interest rates exceeded our fixed interest rates, we would incur an additional $5.2 million in annual interest expense for each 1% increase in the current interest rates. In the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the debt outstanding under the HSH Credit Facility to which our outstanding interest rate swaps relate.

Our total variable-rate debt outstanding as of December 31, 2010 consisted of a $64.5 million mortgage note related to Airport Corporate Center. This debt is subject to a variable rate through its maturity date on March 11, 2012. An increase in the variable interest rate would increase our interest payable on debt outstanding under the mortgage and therefore decrease our cash flows available for distribution to shareholders. Based on our variable rate debt outstanding as of December 31, 2010, a 1% change in interest rates would result in a change in interest expense of approximately $645,000 per year. Please see “Debt Financings” above for more information concerning the Company’s outstanding debt.

We currently have investments in Canada and Brazil and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. For all currencies, we are currently a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. During the year ended December 31, 2010 and 2009, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation – Discontinued Operations” for additional information. Generally, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at a fixed rate of interest in the local currency related to our property in Toronto, Canada. To the extent that currency fluctuations increase or decrease net operating income as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in net operating income, and, to some extent, mitigate the risk from changes in foreign currency rates. Based upon our equity ownership in our international subsidiaries as of December 31, 2010, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the net book value of our investments in our international subsidiaries by approximately $7.9 million and would decrease the annual net income of our international subsidiaries by approximately $596,000.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Real Estate Investment Trust, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 31, 2011

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	2010	2009
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$2,213,212	$2,355,872
Investments in unconsolidated entities	373,798	379,057
Assets of property held for sale	-	42,499
Cash and cash equivalents	64,592	41,577
Restricted cash and marketable securities	3,852	6,610
Distributions receivable	2,236	2,208
Tenant and other receivables	53,469	48,208
Intangible lease assets, net	220,981	293,053
Deferred leasing costs, net	101,467	53,925
Deferred financing costs, net	7,401	8,197
Other assets	109,008	108,574
TOTAL ASSETS	$3,150,016	$3,339,780

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$81,971	$62,506
Liabilities of property held for sale	-	355
Due to affiliates	6,171	10,304
Intangible lease liabilities, net	72,465	92,471
Other liabilities	17,661	18,602
Interest rate swap contracts	85,301	66,776
Participation interest liability	73,333	57,843
Distributions payable	29,426	33,892
Notes payable	1,521,544	1,588,103
Total liabilities	1,887,872	1,930,852

Commitments and contingencies (Note 12)

Equity:
Shareholders' equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2010 and 2009	-	-
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2010 and 2009; 222,795 and 217,237 common shares issued and outstanding as of December 31, 2010 and 2009, respectively	223	217
Additional paid-in capital	1,590,488	1,661,006
Accumulated deficit	(340,610)	(300,703)
Accumulated other comprehensive income	12,043	48,408
Shareholders' equity	1,262,144	1,408,928
Noncontrolling interests	-	-
Total equity	1,262,144	1,408,928
TOTAL LIABILITIES AND EQUITY	$3,150,016	$3,339,780

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$305,651	$327,443	$306,586
Other revenue	28,820	27,781	26,750
Total revenues	334,471	355,224	333,336
Expenses:
Property operating expenses	91,737	92,624	88,398
Real property taxes	41,238	45,491	44,325
Property management fees	7,482	7,899	7,072
Depreciation and amortization	110,661	119,729	122,577
Asset management and acquisition fees	30,544	27,984	42,012
Organizational and offering expenses	-	-	3,741
General and administrative	6,925	6,108	5,991
Other losses, net	802	3,441	-
Total expenses	289,389	303,276	314,116
Income from continuing operations before other income (expenses), provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	45,082	51,948	19,220
Other income (expenses):
Gain (loss) on derivative instruments, net	(18,525)	49,297	(85,880)
Other	-	-	(256)
Interest expense	(90,992)	(91,538)	(83,111)
Interest income	297	426	3,544
Income (loss) from continuing operations before provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	(64,138)	10,133	(146,483)
Provision for income taxes	(367)	(526)	(2,512)
Equity in earnings (losses) of unconsolidated entities, net	5,513	(8,777)	(13,416)
Income (loss) from continuing operations	(58,992)	830	(162,411)
Income from discontinued operations, net of taxes	23,609	5,243	68
Gain on sale of real estate	-	612	-
Net income (loss)	(35,383)	6,685	(162,343)
Less: Net income attributable to noncontrolling interests	(4,524)	(4,065)	(3,065)
Net income (loss) attributable to common shareholders	$(39,907)	$2,620	$(165,408)
Basic and diluted loss per common share:
Income (loss) per common share	$(0.18)	$0.01	$(0.90)
Basic and diluted weighted average number of common shares outstanding	220,896	207,807	183,776

Net comprehensive income (loss):
Net income (loss)	$(35,383)	$6,685	$(162,343)
Other comprehensive income:
Foreign currency translation adjustment	(37,152)	55,101	(19,202)
Other comprehensive income (loss)	(72,535)	61,786	(181,545)
Comprehensive income attributable to noncontrolling interests	(4,524)	(4,065)	(3,065)
Net comprehensive income (loss) attributable to common shareholders	$(77,059)	$57,721	$(184,610)

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Hines Real Estate Investment Trust, Inc.
			Additional		Accumulated Other
	Common		Paid-In	Accumulated	Comprehensive		Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Total	Interests
BALANCE, January 1, 2008	159,409	$159	$1,358,523	$(137,915)	$12,509	$1,233,276	$-
Issuance of common shares	48,435	49	507,344	-	-	507,393	-
Redemption of common shares	(6,101)	(6)	(58,659)	-	-	(58,665)	-
Distributions declared	-	-	(117,037)	-	-	(117,037)	(3,065)
Selling commissions and dealer manager fees	-	-	(38,765)	-	-	(38,765)	-
Other offering costs, net	-	-	(4,299)	-	-	(4,299)	-
Shares tendered for redemption			(18,074)	-	-	(18,074)	-
Net income (loss)	-	-	-	(165,408)	-	(165,408)	3,065
Foreign currency translation adjustment	-	-	-	-	(19,202)	(19,202)	-
BALANCE
December 31, 2008	201,743	202	1,629,033	(303,323)	(6,693)	1,319,219	-
Issuance of common shares	31,904	31	318,352	-	-	318,383	-
Redemption of common shares	(16,410)	(16)	(135,709)	-	-	(135,725)	-
Distributions declared	-	-	(129,203)	-	-	(129,203)	(4,065)
Selling commissions and dealer manager fees	-	-	(21,467)	-	-	(21,467)	-
Net income	-	-	-	2,620	-	2,620	4,065
Foreign currency translation adjustment	-	-	-	-	55,101	55,101	-
BALANCE
December 31, 2009	217,237	217	1,661,006	(300,703)	48,408	1,408,928	-
Issuance of common shares	6,615	7	63,406	-	-	63,413	-
Redemption of common shares	(1,057)	(1)	(11,295)	-	-	(11,296)	-
Distributions declared	-	-	(122,348)	-	-	(122,348)	(4,524)
Selling commissions and dealer manager fees	-	-	(118)	-	-	(118)	-
Other offering costs, net	-	-	(163)	-	-	(163)	-
Net income (loss)	-	-	-	(39,907)	-	(39,907)	4,524
Foreign currency translation adjustment	-	-	-	-	787	787	-
Foreign currency translation adjustment included in income	-	-	-	-	(37,152)	(37,152)	-
BALANCE
December 31, 2010	222,795	$223	$1,590,488	$(340,610)	$12,043	$1,262,144	$-

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES	(In thousands)
Net income (loss)	$(35,383)	$6,685	$(162,343)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	109,572	117,651	125,419
Gain on sale of investment property	(22,537)	-	-
Equity in (earnings) losses of unconsolidated entities, net	(5,513)	8,777	13,415
Distributions received from unconsolidated entities	2,446	2,272	2,154
Accrual of organizational and offering expenses	-	-	3,741
Other losses, net	848	2,891	287
(Gain) loss on derivative instruments, net	18,525	(49,297)	85,880
Net change in operating accounts	(39,064)	(19,995)	(27,919)
Net cash provided by operating activities	28,894	68,984	40,634

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	-	(23,069)	(51,977)
Distributions received from unconsolidated entities in excess of equity in earnings	9,687	13,119	27,440
Investments in property	(5,041)	(8,641)	(553,550)
Investments in master leases	-	-	(2,424)
Master lease rent receipts	-	1,200	6,984
Additions to other assets	-	-	(4,884)
Proceeds from sale of land and improvements	141,896	1,231	4,044
(Increase) decrease in restricted cash	2,758	13,314	(12,823)
Additional cash collateral on notes payable	-	(106,061)	-
Increase in acquired lease intangibles	-	-	(114,431)
Net cash provided by (used) in investing activities	149,300	(108,907)	(701,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other liabilities	(196)	153	(1,333)
Proceeds from issuance of common stock	1,569	250,393	446,291
Redemption of common shares	(9,668)	(152,497)	(58,665)
Payments of selling commissions and dealer manager fees	(166)	(21,461)	(39,328)
Payments of organizational and offering expenses	(154)	(9)	(10,291)
Distributions paid to shareholders and noncontrolling interests	(69,292)	(64,675)	(50,965)
Proceeds from notes payable	94,000	290,000	646,500
Payments on notes payable	(170,287)	(258,619)	(380,157)
Additions to deferred financing costs	(2,002)	(2,923)	(2,428)
Net cash provided by (used in) financing activities	(156,196)	40,362	549,624
Effect of exchange rate changes on cash	1,017	1,211	(1,153)
Net change in cash and cash equivalents	23,015	1,650	(112,516)
Cash and cash equivalents, beginning of year	41,577	39,927	152,443
Cash and cash equivalents, end of year	$64,592	$41,577	$39,927

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

The Company commenced its third public offering (the “Third Offering”) on July 1, 2008 pursuant to which it offered up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under its dividend reinvestment plan. In consideration of market conditions and other factors, the Company’s board of directors determined to cease sales of its shares to new investors pursuant to the Third Offering as of January 1, 2010. The Company’s board of directors determined to continue sales of its shares under our dividend reinvestment plan pursuant to the Third Offering. As of December 31, 2010, Hines REIT had raised $506.9 million in proceeds through the Third Offering. The Third Offering expired as of December 31, 2010. The Company commenced a new $150.0 million offering of shares of its common stock under its dividend reinvestment plan (the “DRP Offering”) on July 1, 2010. From July 1, 2010 through December 31, 2010, Hines REIT received gross offering proceeds of $27.7 million from the sale of 2.9 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of December 31, 2010 and 2009, Hines REIT owned a 96.1% and 96.7%, respectively, general partner interest in the Operating Partnership.

Noncontrolling Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of December 31, 2010 and 2009. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 3.4% and 2.8% limited partnership interest in the Operating Partnership as of December 31, 2010 and 2009, respectively, which is a profits interest (the “Participation Interest”). See Note 9 for additional information regarding the Participation Interest.

Investment Property

As of December 31, 2010, the Company owned direct and indirect investments in 59 properties. These properties consisted of 44 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company makes investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owns a 26.8% non-managing general partner interest. The Company also owns a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate. The Company accounts for each of these investments using the equity method of accounting. See Note 5 for additional information regarding the Company’s investments in unconsolidated entities.

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

The Company evaluates the need to consolidate joint ventures in accordance with GAAP. In accordance with GAAP, the Company will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. Partially owned real estate joint ventures and partnerships over which the Company has a controlling financial interest are consolidated in its financial statements. In determining if the Company has a controlling financial interest, it considers factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Management continually analyzes and assesses reconsideration events, including changes in these factors, to determine if the consolidation treatment remains appropriate. Partially owned real estate joint ventures and partnerships where it does not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

International Operations

The Canadian dollar is the functional currency for the Company’s subsidiaries operating in Toronto, Ontario and the Brazilian real is the functional currency for the Company’s subsidiary operating in Brazil. The Company’s foreign subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These translation gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Upon disposal of these subsidiaries the Company will remove the accumulated translation adjustment from equity and include it as part of the gain or loss on disposal in its consolidated statement of operations.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers are used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired out-of-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements will be determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date.

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

Acquired out-of-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized out-of-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which includes periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

Acquired out-of-market ground lease values are recorded based on the difference between the present value (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases. The capitalized out-of-market lease values are amortized as adjustments to ground lease expense over the lease term.

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

During the years ended December 31, 2010 and 2009, respectively, the Company recorded impairment charges of approximately $811,000 and $3.4 million related to the sale of a land parcel. See Note 3 – Real Estate Investments – Sale of Investment Property for additional information.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash and Marketable Securities

As of December 31, 2010 and 2009, the Company had restricted cash of $3.9 million and $6.6 million, respectively, related to certain escrows required by one or more of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2010 and 2009, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash. The Federal Deposit Insurance Corporation (the “FDIC”) generally only insures limited amounts per depositor per insured bank. From October 3, 2008 through December 31, 2013, the FDIC insures amounts up to $250,000 per depositor per insured bank. Unlimited deposit insurance coverage is available to the Company’s non-interest bearing transaction accounts held at those institutions participating in the FDIC’s Temporary Liquidity Guarantee Program through December 31, 2013.

As of December 31, 2010, the Company had a $106.3 million deposit held by HSH Nordbank as collateral for the properties under the Company’s pooled mortgage facility. Management regularly monitors the financial stability of this financial institution in an effort to manage its exposure to any significant risk related to its deposit.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent (see Note 2 – Revenue Recognition).  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $4.0 million and $1.2 million, at December 31, 2010 and 2009, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Tenant inducement amortization was $8.4 million, $5.3 million and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $4.3 million, $3.0 million and $1.7 million as amortization expense related to other direct leasing costs for the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred Financing Costs

Deferred financing costs as of December 31, 2010 and 2009 consist of direct costs incurred in obtaining debt financing (see Note 6 - Debt Financing), including the financing fees paid to our Advisor (see Note 9 - Related Party Transactions). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2010, 2009 and 2008, $2.8 million, $2.8 million and $1.7 million, respectively, of deferred financing costs were amortized and recorded in interest expense in the accompanying consolidated statements of operations.

Other Assets

Other assets included the following as of December 31, 2010 and 2009 (in thousands):

	2010		2009
Prepaid/deferred taxes	$994		$-
Prepaid insurance	911		1,131
Cash collateral for HSH mortgage facility	106,251	(1)	106,061	(1)
Other	852		1,382
Total	$109,008		$108,574

(1)
During the year ended December 31, 2009, the Company made collateral payments totaling $106.1 million to HSH Nordbank in order to rebalance the collateral for the properties under the Company’s pooled mortgage facility. The increased cash collateral as of December 31, 2010 is due to interest earned on these payments, which accrues to the Company and is reflected as an increase in the balance. See Note 6 - Debt Financing – HSH Pooled Mortgage Facility for further discussion.

Organizational and Offering Costs

Second Offering

Certain organizational and offering costs associated with the Second Offering were paid by the Advisor on the Company’s behalf. Pursuant to the terms of the advisory agreement in effect for the Second Offering, the Company was obligated to reimburse the Advisor in an amount equal to the amount of actual organizational and offering costs incurred, so long as such costs, together with selling commissions and dealer-manager fees, did not exceed 15% of gross proceeds from the Second Offering. For the year ended December 31, 2008, the Advisor incurred approximately $3.7 of internal offering costs on the Company’s behalf in connection with the Second Offering which have been expensed in the accompanying consolidated statement of operations for the year then ended. In addition, $4.3 million of third-party offering costs for the year ended December 31, 2008, were taken as a reduction against the net proceeds of the Second Offering within additional paid-in capital in the accompanying consolidated statements of equity.

Third Offering

The Company commenced the Third Offering on July 1, 2008. The Third Offering expired on June 30, 2010 (for all states other than Florida which expired on December 31, 2010). As of December 31, 2010, 2009 and 2008, the Advisor had incurred $25.0 million, $24.5 million and $11.7 million, respectively, of organizational and offering costs related to the Third Offering. Pursuant to the terms of the advisory agreement in effect from the beginning of the Third Offering through June 30, 2010, the Company was not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of the Company. Accordingly, no such amounts have been recorded in the accompanying consolidated financial statements for the years ended December 31, 2010, 2009 and 2008.

On July 1, 2010, the Company executed a new advisory agreement (the “New Advisory Agreement”) with the Advisor. Pursuant to the terms of the New Advisory Agreement, the Company agreed to reimburse the Advisor for any issuer costs that it pays on the Company’s behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. For the year ended December 31, 2010, the Advisor incurred approximately $163,000 of offering-related issuer costs on the Company’s behalf in connection with the offering of shares pursuant to the Company’s dividend reinvestment plan, which have been recorded as an offset to additional paid-in capital in the accompanying condensed consolidated financial statements.

Revenue Recognition

Rental payments are generally paid by tenants prior to the beginning of each month. As of December 31, 2010 and 2009, respectively, the Company recorded liabilities of $9.3 million and $10.6 million related to prepaid rental payments, which was included in other liabilities in the accompanying consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $47.2 million, $38.7 million and $28.6 million as of December 31, 2010, 2009 and 2008, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

Hines REIT has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In addition, as of December 31, 2010 and 2009 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs. Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2010, 2009 and 2008 in the accompanying consolidated financial statements. Income tax expense recorded by the Company is primarily comprised of a provision for Canadian income taxes, a provision for Brazilian income taxes and a provision for the Texas margin tax, each of which are discussed below. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

In connection with the operation of Atrium on Bay, an office property located in Toronto, Ontario, the Company has recorded an income tax benefit for Canadian income taxes of approximately $176,000 and $24,000 in accordance with Canadian tax laws and regulations for the years ended December 31, 2010 and 2009, respectively. In addition, the Company has recorded an income tax provision for Canadian income taxes of $2.0 million for the year ended December 31, 2008.

In connection with the operation and sale of Distributions Park Araucaria, Elouveira, and Vinhedo, three industrial properties located in Brazil, the Company has recorded an income tax provision for $9.7 million in accordance with Brazilian tax laws and regulations for the year ended December 31, 2010. Additionally, the Company recorded an income tax provision for Brazilian income taxes for Distribution Parks Elouveira and Vinhedo of $1.1 million in accordance with Brazilian tax laws and regulations for the year ended December 31, 2009.

The Company also recorded an income tax provision for the Texas margin tax related to its properties located in Texas. As a result, the Company recorded approximately $542,000, $550,000 and $547,000 for the years ended December 31, 2010, 2009 and 2008.

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the Canadian taxpayer, Texas taxpayers and the taxable REIT subsidiary for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets and liabilities which are included in other liabilities in the accompanying consolidated balance sheet are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax liabilities:
Fixed and intangible assets	$1,238	$1,364
Rental timing differences	856	936
Total deferred tax liabilities	2,094	2,300

Deferred tax assets:
Rental timing differences	3	-
Net operating loss carryforwards	1,604	-
Valuation allowance for deferred tax assets	(1,604)	-
Deferred tax assets, net of valuation allowance	3	-
Net deferred tax liabilities	$2,091	$2,300

The Company used a taxable REIT subsidiary to hold investments in certain properties.  As of December 31, 2010, the Company determined a valuation allowance for deferred tax assets was necessary based on a determination that it was more likely than not that such assets will not be realized prior to their expiration.

Redemption of Common Stock

The Company complies with the Distinguishing Liabilities from Equity topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $2.9 million and $1.3 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity. Effective November 30, 2009, the Company suspended its share redemption program except for redemption requests made in connection with the death or disability of a shareholder.

Per Share Data

Net income/loss per common share is calculated by dividing the net income/loss attributable to common shareholders for each period by the weighted average number of common shares outstanding during such period. Net income/loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

The Company sold Distribution Parks Araucaria, Elouveira and Vinhedo during 2010 and reclassified the results of operations for these properties into discontinued operations in the consolidated statements of operations for years ended December 31, 2009 and 2008. See Note 4 for additional information.

Certain reclassifications have been made to the consolidated statement of cash flows for the years ended December 31, 2009 and 2008 to be consistent with the 2010 presentation. Specifically, for the year ended December 31, 2008, $255,000 was reclassified from increase in security deposit liability, net to increase (decrease) in other liabilities. Additionally, $62,000 and $31,000 was reclassified from non-cash compensation expense to other losses, net in the condensed consolidated statement of cash flows for the years ended December 31, 2009 and 2008, respectively. Management believes these changes in presentation simplify the cash flow by combining immaterial line items, although it does not believe these changes are necessary for the fair presentation of the Company’s financial statements.

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

In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification.” The ASU clarifies that the scope of Subtopic 810-10 applies to a subsidiary or group of assets considered to be a business or nonprofit activity, a subsidiary considered to be a business or nonprofit activity which is transferred to an equity method investee or joint venture, and an exchange of a group of assets considered to be a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). ASU 2010-02 further clarifies that the scope of Subtopic 810-10 does not apply to sales of in substance real estate or conveyances of oil and gas mineral rights, even if these transfers involve businesses. The ASU also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. For entities who have previously adopted the noncontrolling interests guidance included in Subtopic 810-10, ASU 2010 is effective for interim or annual periods ending on or after December 15, 2009 and should be applied retrospectively to the first period in which the noncontrolling interests guidance was adopted. As the Company adopted the noncontrolling interests guidance on January 1, 2009, the Company also adopted ASU 2010-02 and applied it retrospectively to the financial statements for the year ended December 31, 2009. The adoption did not have a significant impact on the Company’s consolidated financial statements.

3.  Real Estate Investments

The following table provides summary information regarding the properties in which the Company owned interests as of December 31, 2010. All assets which are 100% owned by the Company are referred to as “directly-owned properties.” All other properties are owned indirectly through its investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio.

Directly-owned Properties			Unaudited
Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Our Effective Ownership (1)
321 North Clark	Chicago, Illinois	04/2006	888,837	82%	100%
Citymark	Dallas, Texas	08/2005	219,117	79%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,248,977	88%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	78%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	88%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579	100%	100%
2100 Powell (3)	Emeryville, California	12/2006	344,433	100%	100%
Williams Tower	Houston, Texas	05/2008	1,479,764	88%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
One Wilshire	Los Angeles, California	08/2007	661,553	95%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,731	51%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,018,428	84%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	767,961	86%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	85%	100%
1515 S Street	Sacramento, California	11/2005	351,745	98%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	253,187	93%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	75%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	98%	100%
Atrium on Bay (2)	Toronto, Ontario	02/2007	1,077,496	98%	100%
Total for Directly-Owned Properties			12,443,077	89%

Indirectly-owned Properties

Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	77%	22%
The Carillon Building	Charlotte, North Carolina	07/2007	472,151	83%	22%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	90%	22%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	94%	22%
Three First National Plaza	Chicago, Illinois	03/2005	1,423,515	90%	18%
333 West Wacker	Chicago, Illinois	04/2006	855,040	73%	18%
One Shell Plaza	Houston, Texas	05/2004	1,230,395	99%	11%
Two Shell Plaza	Houston, Texas	05/2004	565,573	97%	11%
425 Lexington Avenue	New York, New York	08/2003	700,034	100%	11%
499 Park Avenue	New York, New York	08/2003	291,515	94%	11%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	87%	22%
Riverfront Plaza	Richmond, Virginia	11/2006	951,616	95%	22%
Johnson Ranch Corporate Centre	Roseville, California	05/2007	179,990	40%	18%
Roseville Corporate Center	Roseville, California	05/2007	111,418	57%	18%
Summit at Douglas Ridge	Roseville, California	05/2007	185,128	64%	18%
Olympus Corporate Centre	Roseville, California	05/2007	193,178	49%	18%
Douglas Corporate Center	Roseville, California	05/2007	214,606	84%	18%
Wells Fargo Center	Sacramento, California	05/2007	502,365	98%	18%
525 B Street	San Diego, California	08/2005	449,180	93%	22%
The KPMG Building	San Francisco, California	09/2004	379,328	88%	22%
101 Second Street	San Francisco, California	09/2004	388,370	80%	22%

Indirectly-owned Properties

Core Fund Properties
720 Olive Way	Seattle, Washington	01/2006	300,710	83%		18%
1200 19th Street	Washington, D.C.	08/2003	337,486	61%		11%
Warner Center	Woodland Hills, California	10/2006	808,274	89%		18%
Total for Core Fund Properties			14,604,472	87%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	99,749	99%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	94%		70%
Champions Village	Houston, Texas	11/2008	384,581	85%		70%
King's Crossing	Kingwood, Texas	11/2008	126,397	100%		70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	95%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,496	91%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	79,871	100%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	91%		70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,652	96%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	96%		70%
Total for Grocery-Anchored Portfolio			1,497,298	93%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	07/2007	693,115	100%		50%
Total for All Properties			29,237,962	89%	(4)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2010, Hines REIT owned a 96.1% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 3.9% interest in the Operating Partnership. In addition, the Company owned an approximate 26.8% non-managing general partner interest in the Core Fund as of December 31, 2010. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.6% to 83.0%.

(2)	On December 23, 2010, the Company entered into a contract to sell Atrium on Bay. See Note 3 – Sales of Investment Property for additional information.

(3)	This property was previously known as Watergate Tower IV.

(4)
This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties.  The percentage leased based on the Company’s effective ownership interest in each property is 89%.

Investment property consisted of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Buildings and improvements	$1,953,741	$2,017,040
Less: accumulated depreciation	(176,263)	(127,905)
Buildings and improvements, net	1,777,478	1,889,135
Land	435,734	466,737
Investment property, net	$2,213,212	$2,355,872

Sales of Investment Property

In December 2008, the Company and an affiliate of Hines sold a 2.8 acre park and waterwall adjacent to Williams Tower to an unrelated third party.  The total sales price was $8.5 million, and the net proceeds to the Company were $4.0 million.  The Company’s basis in the property was approximately $4.3 million, of which $4.1 million was assigned to land and $152,000 was assigned to the waterwall. The Company recognized an impairment of $254,000 which is reflected in the line item “Other” in the accompanying statement of operations.  Subsequent to the sale, the Company entered into an agreement with the buyer which requires the Company to continue to manage the daily activities of the park and waterwall. The Company is responsible for certain maintenance costs, a majority of which are collected from the tenants of Williams Tower through operating expense recoveries, and the buyer is responsible for all capital improvements and costs associated with the waterwall operations. The results of operations from the park and waterwall for 2008 were a loss of approximately $52,000.  These operations are classified in the accompanying statement of operations as continuing operations, due to the fact that these expenses and revenues will continue to be recognized by the Company in future periods given the management agreement entered into between the Company and the buyer.

In January 2009, the Company entered into possession and use agreements with the City of Redmond, Washington, related to a portion of the land owned in connection with the Laguna Buildings, which gave the city immediate use and possession of the land until final terms of the sale were determined and title was transferred in December 2009. The Company received $1.2 million as compensation for this transaction which was recorded in proceeds from sale of land and improvements in the accompanying statement of cash flows. The Company recognized a gain of approximately $612,000 related to this transaction which was recorded in gain on sale of real estate in the accompanying statement of operations.

In October 2009, the Company entered into an agreement with an unaffiliated third party to sell a land parcel it acquired in connection with our acquisition of Williams Tower in May 2008. According to the terms of the agreement, the land parcel was sold in 2010 for approximately $12.8 million. The Company recorded an impairment charge of $3.4 million in 2009. The amount of the impairment charge was determined based on the sales price specified in the executed sale agreement.

On September 14, 2010, the Company sold the land parcel and recorded an additional impairment charge of approximately $811,000 in the period of sale based on the net sales price. The impairment charges for both periods are included in other losses, net in the accompanying consolidated statements of operations.

On December 23, 2010, the Company entered into a contract to sell Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada.  The contract sale price for Atrium on Bay is expected to be approximately $344.8 million CAD ($339.5 million USD, based on the exchange rate in effect on December 23, 2010), exclusive of transaction costs.  The Company expects the closing of this sale to occur no later than June 30, 2011. However, the sale is dependent upon the buyer’s assumption of the Company’s existing mortgage loan as well as a number of other conditions. There is no guarantee that this sale will be consummated.

Lease Intangibles

As of December 31, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$361,367	$57,637	$130,892
Less: accumulated amortization	(173,860)	(24,163)	(58,427)
Net	$187,507	$33,474	$72,465

As of December 31, 2009, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$394,871	$60,111	$134,551
Less: accumulated amortization	(141,553)	(20,376)	(42,080)
Net	$253,318	$39,735	$92,471

Amortization expense was $57.3 million, $70.6 million and $76.3 million for in-place leases for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of $14.2 million, $14.7 million and $4.3 million, respectively for the years ended December 31, 2010, 2009 and 2008.

As of December 31, 2010, anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases, for each of the years ended December 31, 2011 through December 31, 2015 were as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2011	$43,101	$(10,647)
2012	34,801	(9,347)
2013	28,605	(9,016)
2014	20,572	(5,093)
2015	17,711	(3,799)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of December 31, 2010, the approximate fixed future minimum rentals for each of the years ending December 31, 2011 through 2015 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2011	$214,783
2012	198,278
2013	165,989
2014	136,963
2015	124,227
Thereafter	440,198
Total	$1,280,438

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for each of the years ended December 31, 2011 through December 31, 2015 and for the period thereafter are approximately $2.8 million, $2.3 million, $1.9 million, $1.1 million, $760,000 and $1.5 million, respectively. The Company has outsourced the provision of these services to a tenant in the same building, to whom it pays fees for the provision of such services. The fixed future minimum payments for such services for each of the years ended December 31, 2011 through December 31, 2015 and thereafter are approximately $596,000, $433,000, $323,000, $88,000, $49,000 and $0, respectively.

During the years ended December 31, 2010, 2009 and 2008, the Company did not earn more than 10% of its revenue from any individual tenant.

One of the Company’s properties is subject to a ground lease, which expires on March 31, 2032. Although the lease provides for increases in payments over the term of the lease, ground lease expense accrues on a straight-line basis. The fixed future minimum ground lease payments for each of the years ended December 31, 2011 through December 31, 2015 and for the period thereafter are approximately $428,000, $437,000, $445,000, $454,000, $463,000 and $9.0 million, respectively. Ground lease expense for the years ended December 31, 2010, 2009 and 2008 was approximately $563,000, $563,000 and $511,000, respectively.

4.  Discontinued Operations

On January 22, 2010, the Company sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which it acquired in December 2008. The sales price was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD). The Company classified this property as an asset held for sale as of December 31, 2009 in accordance with ASC 205 “Presentation of Financial Statements” and segregated its assets and liabilities in the accompanying balance sheet as of December 31, 2009. The net book value of this property was $42.1 million as of December 31, 2009.  Additionally, the statement of operations for the year ended December 31, 2008 has been reclassified to include the results of operations of Distribution Park Araucaria in discontinued operations to be consistent with the 2009 presentation. In connection with the sale of Distribution Park Araucaria, the Company paid a disposition fee to its Advisor of approximately $384,000.

 On April 22, 2010, the Company sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paolo, Brazil, which it acquired in December 2008. The sales price was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD). The net book value of this property was $103.1 million as of March 31, 2010.  In connection with the sale of Distribution Parks Elouveira and Vinhedo, the Company paid its Advisor a disposition fee of $1.0 million. The statements of operations for the years ended December 31, 2009 and 2008 have been reclassified to reflect the results of operations of Distribution Parks Elouveira and Vinhedo in discontinued operations. The results of operations of Distribution Parks Araucaria, Elouveira and Vinhedo and the gain realized on the disposition of Araucaria, Elouveira and Vinhedo for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$3,740	$14,597	$363
Total revenues	3,740	14,597	363
Expenses:
Property operating expenses	456	722	21
Real property taxes	646	578	53
Property management fees	39	191	-
Depreciation and amortization	1,123	6,342	221
Total expenses	2,264	7,833	295
Income from discontinued operations before interest income and income taxes and gain on sale	1,476	6,764	68
Interest income	92	46	-
Income taxes	(496)	(1,567)	-
Income from discontinued operations before gain on sale	1,072	5,243	68
Gain on sale of discontinued operations	22,537	-	-
Income from discontinued operations	$23,609	$5,243	$68

The tables below show income (loss) and earnings (loss) per share attributable to common shareholders allocated between continuing operations and discontinued operations:

Loss from continuing operations attributable
to common shareholders	$(62,685)	$(3,055)	$(165,474)
Income from discontinued operations attributable
to common shareholders	22,778	5,083	66
Gain on sale of real estate attributable to common shareholders	-	592	-
Net income (loss) attributable to common shareholders	$(39,907)	$2,620	$(165,408)

Basic and diluted earnings (loss) per share attributable
to common shareholders
Loss from continuing operations	$(0.28)	$(0.01)	$(0.90)
Income from discontinued operations	$0.10	$0.02	$-
Gain on sale of real estate	$-	$-	$-

5.  Investments in Unconsolidated Entities

The Company owns indirect interests in real estate through its investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio. The table below presents the activity of the Company’s unconsolidated entities as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Beginning balance	$379,057	$364,374	$361,157
Contributions	-	27,953	51,977
Distributions declared	(12,160)	(12,326)	(27,975)
Equity in earnings (losses)	5,513	(8,777)	(13,416)
Effect of exchange rate	1,388	7,833	(7,369)
Ending balance	$373,798	$379,057	$364,374

Investment in the Core Fund

The Core Fund is a partnership organized in August 2003 by Hines to invest in existing core office properties in the United States that Hines believes are desirable long-term core holdings. The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place. The Company owned an approximate 26.8% and 28.7% non-managing general partner interest in the Core Fund as of December 31, 2010 and 2009, respectively. The Core Fund owned interests in 24 and 25 office properties throughout the United States as of December 31, 2010 and 2009, respectively.

Consolidated condensed financial information of the Core Fund is summarized below:

Consolidated Condensed Balance Sheets of the Core Fund
as of December 31, 2010 and 2009

	2010	2009
	(In thousands)
ASSETS
Cash	$131,353	$98,447
Investment property, net	3,265,193	3,395,135
Other assets	725,498	751,507
Total Assets	$4,122,044	$4,245,089

LIABILITIES AND PARTNERS’ EQUITY
Debt	$2,463,920	$2,618,600
Other liabilities	260,922	267,661
Redeemable noncontrolling interest	454,036	469,203
Partners’ equity	943,166	889,625
Total Liabilities and Partners’ Equity	$4,122,044	$4,245,089

Consolidated Condensed Statements of Operations of the Core Fund
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)
Revenues, other revenues and interest income	$474,031	$506,178	$500,648
Property operating expenses	(212,856)	(232,593)	(219,162)
Interest expense	(139,499)	(135,888)	(136,686)
Depreciation and amortization	(159,688)	(178,808)	(193,369)
Impairment loss	—	—	(16,474)
Income tax expense	(406)	(717)	(8)
Income from discontinued operations	1,990	3,195	2,839
Gain on sale of discontinued operations	106,830	—	—
(Income) loss allocated to redeemable noncontrolling interest	(60,266)	1,645	10,104
Net income (loss)	$10,136	$(36,988)	$(52,108)

Investment in Distribution Park Rio

The Company owns a 50% indirect interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil, through a joint venture with Hines Calpers Brazil (“HCB”), an affiliate of Hines. The Company formed the joint venture in June 2007 with an initial investment of $28.9 million. The property consists of four industrial buildings that were constructed between 2001 and 2007. The buildings contain 693,115 square feet of rentable area that is 100% leased. Consolidated condensed financial information of Distribution Park Rio is summarized below:

Consolidated Condensed Balance Sheets of Distribution Park Rio
as of December 31, 2010 and 2009

	2010	2009
	(In thousands)
ASSETS
Cash	$55	$359
Investment property, net	62,476	60,511
Other assets	2,505	1,455
Total Assets	$65,036	$62,325

LIABILITIES AND PARTNERS’ EQUITY
Total liabilities	$378	$914
Partners’ equity	64,658	61,411
Total Liabilities and Partners’ Equity	$65,036	$62,325

Consolidated Condensed Statements of Operations of Distribution Park Rio
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)
Total revenues and interest income	$8,584	$7,680	$7,881
Total expenses	(3,830)	(3,301)	(3,665)
Net income	$4,754	$4,379	$4,216

Investment in the Grocery-Anchored Portfolio

On November 13, 2008, the Company acquired a 70% interest in a joint venture with a subsidiary of Weingarten Realty Investors (“Weingarten”).  Concurrently, the joint venture entered into an agreement to acquire a portfolio of grocery-anchored retail centers owned by Weingarten for $271.4 million.  This portfolio includes 12 retail properties anchored by grocery stores located in Texas, Georgia, Tennessee, Florida and North Carolina and consists of approximately 1.5 million square feet of rentable area that is 93% leased. The initial closing included eight properties for approximately $205.1 million. In addition to its 30% share of the joint venture equity, Weingarten provided $134.0 million of financing in the form of 6% preferred equity.  $100.0 million of the preferred equity was redeemed when the joint venture closed on its $100.0 million mortgage financing from New York Life Insurance Company on December 19, 2008. The loan agreement provides for an interest-only loan and is secured by mortgages or deeds of trust and related assignments and security interests in the initial eight properties owned by the joint venture. The borrowing matures on January 10, 2014 and bears interest at a rate of 6.0%.  During the first quarter of 2009, the joint venture closed on the remaining four properties and assumed four additional loans totaling $34.6 million. Weingarten will continue to manage this portfolio for the joint venture, though the Company’s approval is required for any significant actions of the joint venture.

The Company has concluded its investment in the joint venture with Weingarten qualifies as a variable interest entity (“VIE”) under ASC 810 “Consolidation.” As described above, the joint venture is financed with a $100 million secured note, which is solely guaranteed by Weingarten.  Given the Weingarten loan guarantees, the Company has determined that Weingarten is the primary beneficiary of this VIE. Therefore, the Company has not consolidated the entity. In the event that the terms of the guarantee provided by Weingarten are modified, the Company will re-evaluate its accounting treatment for this investment. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. During the period of its involvement with the VIE, the Company has not provided financial or other support to the joint venture, which it was not previously contractually required to provide. The table below includes the Company’s maximum loss exposure related to this investment as of December 31, 2010 and 2009, which is equal to the carrying value of its investment in the joint venture reflected in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

Period	Investment in Grocery-Anchored Portfolio (1)	Maximum Risk of Loss
December 31, 2010	$66,123	$66,123
December 31, 2009	$72,046	$72,046

(1)
Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in earnings.

Consolidated condensed financial information of the Grocery-Anchored Portfolio is summarized below:

Consolidated Condensed Balance Sheets of WRI HR Retail Venture I LLC
 as of December 31, 2010 and 2009

	2010	2009
	(In thousands)
ASSETS
Cash	$2,454	$4,865
Investment property, net	167,909	171,369
Other assets	27,701	31,788
Total Assets	$198,064	$208,022

LIABILITIES AND PARTNERS’ EQUITY
Debt	$127,334	$127, 916
Other liabilities	7,335	7,980
Partners’ equity	63,395	72,126
Total Liabilities and Partners’ Equity	$198,064	$208,022

Consolidated Condensed Statements of Operations of WRI HR Retail Venture I LLC
Portfolio For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)
Total revenues and interest income	$24,544	$24,245	$2,553
Total expenses	(22,066)	(21,988)	(1,596)
Net income	$2,478	$2,257	$957

Impairment of Unconsolidated Entities

The Company’s investments in unconsolidated entities are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. In accordance with the Investments – Equity Method and Joint Ventures Topic of the FASB Accounting Standards Codification, the Company will record an impairment charge if it determines that a decline in the value of an investment is other than temporary.  Based on the analysis of the facts and circumstances at December 31, 2010, no impairment was recorded for the Company’s investments in unconsolidated entities. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of our investments, impairment charges may be recorded in future periods.

6.  Debt Financing

The following table includes all of the Company’s outstanding notes payable as of December 31, 2010 and 2009 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Interest Rate		Principal Outstanding at December 31, 2010		Principal Outstanding at December 31, 2009
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	1/31/2006	3/11/2012	Variable		$64,454	(1)	$77,900
Metropolitan Life Insurance Company — 1515 S. Street	4/18/2006	5/1/2011	5.680%		45,000	(2)	45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2007	2/26/2017	5.330%		190,019	(3)	181,108
The Prudential Insurance Company of America — One Wilshire	10/25/2007	11/1/2012	5.980%		159,500	(4)	159,500
IXIS Real Estate Capital Inc. – Raytheon/ DIRECTV Buildings	3/13/2008	12/5/2016	5.675%		51,240	(5)	51,900
New York State Teachers’ Retirement System – 2555 Grand	4/24/2008	5/1/2013	5.375%		86,000	(6)	86,000
New York State Teachers’ Retirement System – Williams Tower	5/29/2008	6/1/2013	5.500%		165,000	(7)	165,000
Artesia Mortgage Capital Corporation – 345 Inverness Drive	12/30/2008	12/11/2016	5.850%		14,037	(8)	14,005
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	12/30/2008	6/11/2015	5.330%		8,947	(9)	8,843
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	12/30/2008	11/11/2015	5.530%		9,451	(10)	9,435
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2006	8/1/2016	5.8575%	(11)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/23/2007	1/12/2017	5.2505%	(11)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2007	5/2/2017	5.3550%	(11)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2007	7/19/2017	5.9800%	(11)	48,000		48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2007	8/14/2017	6.0300%	(11)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	12/20/2007	1/1/2013	5.70%		205,000		205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	9/9/2005	10/31/2010	Variable		—	(12)	61,500
Atrium Note Payable	9/1/2004	10/1/2011	7.390%		2,896	(13)	2,912
					$1,521,544		$1,588,103
__________

(1)
This interest-only loan's original principal amount of $91.0 million was assumed by the Company in connection with its acquisition of Airport Corporate Center. This mortgage matured on March 11, 2009 and was extended to March 11, 2010 with the option for an additional 6-month extension subject to certain conditions.  Concurrently, the Company made a principal payment of $13.1 million to reduce the outstanding principal balance to $77.9 million. All other significant terms and covenants of the loan remained the same, including the fixed interest rate of 4.775%. In addition, on March 11, 2010, the Company refinanced Airport Corporate Center’s $77.9 million mortgage with Westdeutsche Immobilienbank AG and made a principal payment of $12.9 million. The new mortgage loan is a $65.0 million, two-year, amortizing mortgage loan with a variable interest rate equal to LIBOR plus 5.50%. This mortgage was entered into by a subsidiary of the Operating Partnership, but is guaranteed by Hines Real Estate Investment Trust, Inc. The interest rate on this mortgage as of December 31, 2010 was 6.5%.

(2)	The Company entered into mortgage financing in connection with its acquisition of 1515 S. Street. The mortgage agreement provided for an interest-only loan with a principal amount of $45.0 million.

(3)
The Company entered into mortgage financing in connection with its acquisition of Atrium on Bay. The mortgage agreement provided for an interest-only loan with a principal amount of 190.0 million Canadian dollars until April 2014, at which time the principal will begin amortizing until its maturity. This amount was translated to U.S. dollars at a rate of $1.0001 and $0.9532 as of December 31, 2010 and 2009, respectively.

(4)	The Company entered into mortgage financing in connection with its acquisition of One Wilshire. The mortgage agreement provided for an interest-only loan with a principal amount of $159.5 million.

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

(8)
The Company assumed a $15.5 million note in connection with its acquisition of 345 Inverness Drive. The note was interest-only until June 11, 2010, at which time the principal began amortizing until its maturity. At the time of acquisition, the fair value of this note was estimated to be $13.8 million, resulting in a discount of $1.7 million. The discount is being amortized over the term of the note.

(9)
The Company assumed a $9.8 million note in connection with its acquisition of Arapahoe Business Park I. The note was interest-only until June 11, 2010, at which time the principal began amortizing until its maturity. At the time of acquisition, the fair value of this note was estimated to be $8.7 million, resulting in a discount of $1.1 million. The discount is being amortized over the term of the note.

(10)
The Company assumed a $10.5 million amortizing note in connection with its acquisition of Arapahoe Business Park II. At the time of acquisition, the fair value of this note was estimated to be $9.4 million, resulting in a discount of $1.1 million. The discount is being amortized over the term of the note.

(11)
The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate. See Note 7 for additional information regarding the Company’s derivatives.

(12)	This facility expired in October 2010. In February 2011, the company entered into a new revolving credit facility with KeyBank (see Note 15 – Subsequent Events for additional information).

(13)
This is a note payable to Citicorp Vendor Finance Ltd. related to installation of certain equipment at Atrium on Bay. This amount was translated to U.S. dollars at a rate of $1.0001 and $0.9532 as of December 31, 2010 and 2009, respectively.

Revolving Credit Facility with KeyBank National Association

The Company was party to a credit agreement with KeyBank National Association (“KeyBank”), as administrative agent for itself and various other lenders named in the credit agreement, which provided for a revolving credit facility (the “Revolving Credit Facility”) with maximum aggregate borrowing capacity of up to $250.0 million. The Company established this facility to repay certain bridge financing incurred in connection with certain of its acquisitions and to provide a source of funds for future real estate investments and to fund its general working capital needs. This facility expired in October 2010.

HSH Pooled Mortgage Facility

On August 1, 2006 (as amended on January 19, 2007), certain of the Company’s subsidiaries entered into a credit agreement with HSH Nordbank providing for a secured credit facility in the maximum principal amount of $520.0 million (the “HSH Credit Facility”), subject to certain borrowing limitations. The total borrowing capacity under the HSH Credit Facility was based upon a percentage of the appraised values of the properties that we selected to serve as collateral under this facility, subject to certain debt service coverage limitations. Amounts drawn under the HSH Credit Facility bear interest at variable interest rates based on one-month LIBOR plus an applicable margin. The Company purchased interest rate protection in the form of interest rate swap agreements prior to borrowing any amounts under the HSH Credit Facility to secure it against fluctuations of LIBOR. Loans under the HSH Credit Facility may be prepaid in whole or in part, subject to the payment of certain prepayment fees and breakage costs. As of December 31, 2010, the Company had $520.0 million outstanding under the HSH Credit Facility, therefore it has no remaining borrowing capacity under this facility.

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

The HSH Credit Facility provides that an event of default will exist if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The HSH Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance relating to covenants of the HSH Credit Facility as of December 31, 2010.

Additionally, HSH Nordbank has the right to have the properties serving as collateral under this facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, the Company must rebalance through making partial payment or providing additional collateral to eliminate such excess. During the fourth quarter of 2009, the Company made payments totaling $106.1 million to HSH Nordbank in order to rebalance the collateral for the properties under this facility. Due to declines in real estate values in recent years, the Company could be required to pay additional amounts to rebalance the collateral for the properties under this credit facility in future periods.

Secured Mortgage Facility with Metropolitan Life Insurance Company

On December 20, 2007, a subsidiary of the Operating Partnership entered into a credit agreement with Metropolitan Life Insurance Company (“Met Life”), which provided a secured credit facility to the borrower and certain of our subsidiaries (the “Met Life Credit Facility”), subject to certain borrowing limitations. As of December 31, 2010, the Company has $205.0 million outstanding  related to two loans under the Met Life Credit Facility and there is no remaining capacity under this credit facility.

The Met Life Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of minimum loan-to- value and debt service coverage ratios. The Company is not aware of any instances of noncompliance relating to covenants of the Met Life Credit Facility as of December 31, 2010.

Additional Debt Secured by Investment Property

From time to time, the Company obtains mortgage financing for its properties outside of the credit facilities described above. Other than the exceptions described in the notes to the table above, these mortgages contain fixed rates of interest and are secured by the property to which they relate. These mortgage agreements contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance of covenants related to these agreements as of December 31, 2010.

The following table summarizes required principal payments on the Company’s outstanding notes payable for each of the years ended December 31, 2011 through December 31, 2015 and for the period thereafter (in thousands):

	Principal Payments due by Period
	2011	2012	2013	2014	2015	Thereafter
Notes Payable	$49,917	$224,638	$457,480	$3,758	$22,755	$766,608

7.  Derivative Instruments

The Company has several interest rate swap transactions with HSH Nordbank. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying balance sheets and changes in the fair value were recorded in gain (loss) on derivative instruments, net in the Company’s consolidated statements of operations (see Note 13 - Fair Value Disclosures for additional information).

The tables below provide additional information regarding each of the Company’s outstanding interest rate swaps (all amounts are in thousands except for interest rates):

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
August 1, 2006	August 1, 2016	$185,000	Libor + 0.40%	5.8575%
January 12, 2007	January 12, 2017	98,000	Libor + 0.40%	5.2505%
May 1, 2007	May 1, 2017	119,000	Libor + 0.40%	5.3550%
July 17, 2007	July 17, 2017	48,000	Libor + 0.40%	5.9800%
July 24, 2007	July 24, 2017	70,000	Libor + 0.45%	6.0300%

		Liability Derivatives
		Fair value as of December 31,
Derivatives not designated as hedging instruments for accounting purposes:		2010	2009
Interest rate swap contracts		$85,301	$66,776
Total derivatives		$85,301	$66,776

Gain (loss) on derivative instruments, net, includes the following for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
Gain (loss) on interest rate swaps (1)	$(18,525)	$49,297	$(85,880)
Loss on foreign currency swap (2)	(110)	-	-
Total	$(18,635)	$49,297	$(85,880)

(1) Amounts represent the gain (loss) on interest rate swaps due to changes in fair value and are recorded in gain (loss) on derivative instruments, net in the consolidated statements of operations.

(2) The Company entered into a foreign currency swap in February 2010 in relation to its sale of Distribution Park Araucaria. This amount is recorded in Income from discontinued operations, net of taxes in the consolidated statements of operations.

8.  Distributions

With the authorization of its board of directors, the Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. Distributions for the six months ended June 30, 2010 were declared at an annual rate of 6% per share (based on the Company’s most recent primary offering share price of $10.08 per share). Beginning July 1, 2010, the annual distribution rate was decreased from 6% to 5% (based on our most recent primary offering share price of $10.08 per share and assuming the current distribution rate is maintained for a twelve-month period). The Company expects that the level of distributions to its shareholders may decrease in future periods.

        The table below outlines the Company’s total distributions declared to shareholders and noncontrolling interests for years ended December 31, 2010, 2009 and 2008, respectively, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

				Noncontrolling
	Shareholders			Interests
Year Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2010	$64,165	$58,183	$122,348	$4,524
December 31, 2009	$62,365	$66,838	$129,203	$4,065
December 31, 2008	$52,297	$64,740	$117,037	$3,065

9.  Related Party Transactions

     The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Real Estate Investments, Inc. (“HREI” or the “Dealer Manager”) for each of the years ended December 31, 2010, 2009 and 2008 and amounts outstanding as of December 31, 2010 and 2009. A description of each of the fees included in the table follows. All amounts are in thousands:

	Incurred for the Year Ended December 31,			Unpaid as of December 31,
Type and Recipient	2010	2009	2008	2010	2009
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership	$15,490	$12,424	$18,648	$73,333	$57,843

Due to Affiliates
Selling Commissions – the Dealer Manager	$89	$16,237	$29,197	$-	$82
Dealer Manager Fee – the Dealer Manager	$29	$5,230	$9,568	-	(34)
Organizational and Offering Expenses - the Advisor (1)	$163	$-	$8,040	9	268
Acquisition Fee – the Advisor	$-	$1,160	$11,141	-	-
Asset Management Fee – the Advisor	$15,054	$14,400	$12,223	3,759	7,370
Disposition Fee - the Advisor (2)	$1,410	$-	$-	-	-
Debt Financing Fee – the Advisor	$650	$242	$1,058	-	-
Other - The Advisor (3)	$3,913	$2,971	$3,201	785	1,442
Property Management Fee – Hines	$7,373	$7,839	$8,032	12	5
Leasing Fee – Hines	$2,686	$1,339	$1,896	958	488
Tenant Construction Management Fees – Hines	$20	$55	$197	15	32
Re-development Construction Management Fees – Hines	$-	$11	$45	-	(5)
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	$17,163	$17,016	$16,069	633	656
Due to Affiliates				$6,171	$10,304

(1)	See Note 2 for further discussion of Organizational and Offering Costs.

(2)	This fee was paid in connection with the disposition of Distribution Parks Araucaria, Elouveira and Vinhedo. See Note 4 – Discontinued Operations for additional information.

(3)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses. These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

Advisory Agreement

Pursuant to the New Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fees —The Company did not pay any acquisition fees to the Advisor in 2010. In 2009 and 2008, the Company paid acquisition fees to the Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. Pursuant to the advisory agreement  in effect between July 1, 2008 and  July 1, 2010, the acquisition fee was paid following the closing of each acquisition in an amount equal to 2.5% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. Pursuant to prior advisory agreements in effect before July 1, 2008, the Company paid an amount equal to 0.50% of (i) the purchase price of real estate investments acquired directly by the Company, including any debt attributable to such investments, or (ii) when the Company made an investment indirectly through another entity, such investment's pro rata share of the gross asset value of the real estate investments held by that entity. Effective July 1, 2010, if it makes an acquisition, the Company will pay an acquisition fee equal to (i) 0.50% of the gross purchase price of an asset other than a loan or financing acquired directly by the Company, including any debt attributable to such investments, (ii) if the Company makes an investment indirectly through another entity, 0.50% of such investment's pro rata share of the gross asset value of real estate investments held by that entity or (iii) in the case of loan or other financing, 0.50% of the total amount committed under the loan or other financing. Acquisition fees were expensed in the consolidated statements of operations and unpaid amounts were included in due to affiliates in the consolidated balance sheets.

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

Debt Financing Fee– The Company pays financing fees to the Advisor for services related to identifying and evaluating potential financing and refinancing sources, negotiating and executing financing agreements and monitoring the debt facilities. These fees are equal to 1.0% of the amount (i) obtained under any property loan or (ii) made available to the Company under any other debt financing. As the Company incurs the financing fees payable to the Advisor, these fees will be deferred and amortized into interest expense using a straight-line method, which approximates the effective interest method, over the life of the related debt.

Reimbursement by the Advisor to the Company — The Advisor must reimburse the Company quarterly for any amounts by which operating expenses exceed, in any four consecutive fiscal quarters, the greater of (i) 2.0% of the Company’s average invested assets, which consists of the average book value of its real estate properties, both equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, or (ii) 25.0% of its net income (as defined by the Company’s Amended and Restated Articles of Incorporation), excluding the gain on sale of any of the Company’s assets, unless Hines REIT’s independent directors determine that such excess was justified. Operating expenses generally include all expenses paid or incurred by the Company as determined by generally accepted accounting principles, except certain expenses identified in Hines REIT’s Amended and Restated Articles of Incorporation. For the years ended December 31, 2010, 2009 and 2008, the Company did not exceed this limitation.

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

The terms of the dealer manager agreement for the Third Offering, effective July 1, 2008, upon commencement of the Third Offering, were comparable with those of the Second Offering dealer manager agreement as it relates to the selling commissions and dealer manager fee. However, the dealer manager agreement for the Third Offering extended the definition of shares exempted from selling commissions and the dealer manager fee to include shares purchased by certain investors that have an agreement with a licensed broker-dealer, investment advisor or bank trust department pursuant to which the investor pays a fee based on assets under management or a similar fee. The Dealer Manager did not receive selling commissions or a dealer manager fee with respect to the shares sold pursuant to our dividend reinvestment plan under our Third Offering.

On July 1, 2010, the Company commenced the DRP Offering. Consistent with previous offerings, the Dealer Manager will not receive selling commissions or a dealer manager fee with respect to shares sold pursuant to the Company’s dividend reinvestment plan under the DRP Offering.

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

Other Affiliate Transactions

On May 1, 2008, the Company acquired Williams Tower, a 64-story office building located in Houston, Texas. Williams Tower is managed by Hines. In addition, the Company is headquartered in Williams Tower and Hines and its affiliates leased 9% of the rentable area of Williams Tower on the date of acquisition. The Company recorded $4.4 million, $4.5 million and $3.1 million, respectively, in rental revenue related to space leased by Hines for the years ended December 31, 2010, 2009 and 2008.

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership. The number of units underlying the Participation Interest increases on a monthly basis in relation to the portion of any asset management fees or acquisition fees that is paid through equity units rather than cash.  The limited partnership interest in the Operating Partnership attributable to the Participation Interest was 3.4% and 2.8% as of December 31, 2010 and December 31, 2009, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution. The Company recorded a liability related to the Participation Interest in the accompanying consolidated balance sheets based on the estimated settlement value of this ownership interest which is remeasured to fair value at each balance sheet date. See Note 13 for additional information.

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
Changes in assets and liabilities:
(Increase) decrease in other assets	$(708)	$(275)	$670
Increase in tenant and other receivables	(5,583)	(5,763)	(15,903)
Additions to deferred leasing costs	(59,623)	(10,380)	(22,468)
Increase (decrease) in accounts payable and accrued expenses	17,027	(14,115)	(10,974)
Increase in participation interest liability	15,490	12,424	18,648
Decrease in other liabilities	(853)	(3,689)	(1,560)
(Decrease) increase in due to affiliates	(4,814)	1,803	3,668
Changes in assets and liabilities:	$(39,064)	$(19,995)	$(27,919)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$87,642	$85,665	$83,330
Cash paid for income taxes	$1,875	$3,068	$444
Supplemental Schedule of Non-Cash Activities
Unpaid selling commission and dealer manager fees	$-	$48	$42
Deferred offering costs offset against additional paid-in-capital	$-	$-	$4,299
Distributions declared and unpaid	$29,426	$33,892	$32,990
Distributions receivable	$2,236	$2,208	$5,275
Distributions reinvested	$62,045	$67,692	$61,069
Shares tendered for redemption	$2,929	$1,301	$18,074
Other receivables	$-	$238	$-
Non-cash net liabilities acquired upon acquisition of property	$-	$-	$23,118
Accrual of deferred financing costs	$-	$-	$1,175
Assumption of mortgage upon acquisition of property	$-	$-	$84,808
Accrued additions to investment property	$677	$190	$548
Prior year deposit on investments in unconsolidated entities	$-	$4,884	$-

12.  Commitments and Contingencies

On December 8, 2006, Norwegian Cruise Line (“NCL”) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to fund $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods. As of December 31, 2010, $2.2 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying balance sheet.

On July 1, 2010, Deloitte LLP (“Deloitte”) signed a lease renewal for its space in JPMorgan Chase Tower, an office property located in Dallas, Texas. In connection with this renewal, the Company committed to fund $18.1 million of construction costs related to Deloitte’s expansion and refurbishment of its space, to be paid in future periods. As of December 31, 2010, $16.3 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments

As indicated previously in Note 7 - Derivative Instruments, the Company has several interest rate swap transactions with HSH Nordbank. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of these contracts as cash flow hedges for accounting purposes.

The Company records liabilities related to the fair values of its interest rate swap contracts in accordance with the Fair Value Measurements and Disclosure topic of the FASB Accounting Standards Codification. The valuation of these instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of our interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads related to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2010 and 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2010 and 2009 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the condensed consolidated balance sheet. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
December 31, 2010	$(85,301)	$—	$(85,301)	$—
December 31, 2009	$(66,776)	$—	$(66,776)	$—

 Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In October 2009, the Company entered into a sale agreement with an unaffiliated third party to sell a land parcel it acquired in connection with its acquisition of Williams Tower in May 2008. The Company recorded a $3.4 million impairment charge in 2009, which was determined based on the expected sale price specified in the executed sale agreement.

On September 14, 2010, the Company sold the land parcel and recorded an additional impairment charge of approximately $811,000 in the period of sale based on the net sales price. The impairment charges for both periods are included in other losses, net in the accompanying consolidated statements of operations. The tables below include additional information regarding the impairment charges, which is required in accordance with the Fair Value Measurements and Disclosure topic of the FASB Accounting Standards Codification (in thousands):

Basis of Fair Value Measurements as of December 31, 2010
		Quoted Prices	Significant
		In Active	Other	Significant	Impairment
	Fair Value	Markets for	Observable	Unobservable	Loss for the
	of Assets	Identical Items	Inputs	Inputs	Year Ended
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Land parcel	$ —	$ —	$ —	$ —	$811

Basis of Fair Value Measurements as of December 31, 2009
		Quoted Prices	Significant
		In Active	Other	Significant	Impairment
	Fair Value	Markets for	Observable	Unobservable	Loss for the
	of Assets	Identical Items	Inputs	Inputs	Year Ended
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Land parcel	$ 12,770	$ —	$ 12,770	$ —	$3,441

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

Other Financial Instruments

As of December 31, 2010, management estimated that the fair value of notes payable, which had a carrying value of $1.5 billion, was $1.5 billion. As of December 31, 2009, management estimated that the fair value of notes payable, which had a carrying value of approximately $1.6 billion, was $1.5 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s income or loss, as applicable. "Corporate-Level Accounts" includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments. Certain amounts related to Distribution Parks Araucaria, Elouveira and Vinhedo as of and for the years ended December 31, 2009 and 2008 have been reclassified to discontinued operations to be consistent with their presentation as of and for the year ended December 31, 2010. In addition, certain amounts related to corporate-level accounts were reclassified in the reconciliation of net operating income for the years ended December 31, 2009 and 2008 to be consistent with the presentation for the year ended December 31, 2010.

	Year Ended December 31,
	2010	2009	2008

Total revenue
Office properties	$330,018	$350,744	$330,656
Domestic industrial properties	4,453	4,480	2,680
Total revenue	$334,471	$355,224	$333,336

Net operating income (1)
Office properties segment (1)	$190,525	$205,703	$191,442
Domestic industrial properties segment (1)	3,489	3,507	2,099
Total segment net operating income	$194,014	$209,210	$193,541

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of domestic office properties	$2,705	$(11,049)	$(15,598)
Equity in earnings of domestic retail properties	287	129	28
Equity in earnings of international industrial properties	2,521	2,143	2,154
Equity in earnings (losses) of unconsolidated entities, net	$5,513	$(8,777)	$(13,416)

Total assets	December 31, 2010	December 31, 2009
Office properties	$2,592,579	$2,654,859
Domestic industrial properties	41,650	42,886
International industrial properties	-	106,942
Assets held for sale	-	42,499
Investment in unconsolidated entities -
Office properties	275,372	276,445
Domestic retail properties	66,123	72,046
International industrial properties	32,303	30,566
Corporate-level accounts	141,989	113,537
Total assets	$3,150,016	$3,339,780

	Year Ended December 31,
	2010	2009	2008
Reconciliation to net income (loss)
Total segment net operating income	$194,014	$209,210	$193,541
Asset management and acquisition fees	(30,544)	(27,984)	(42,012)
Organizational and offering expenses	-	-	(3,741)
General and administrative	(6,925)	(6,108)	(5,991)
Depreciation and amortization	(110,661)	(119,729)	(122,577)
Other losses	(802)	(3,441)	-
Gain (loss) on derivative instruments, net	(18,525)	49,297	(85,880)
Other	-	-	(256)
Interest expense	(90,992)	(91,538)	(83,111)
Interest income	297	426	3,544
Provision for income taxes	(367)	(526)	(2,512)
Equity in (earnings) losses of unconsolidated entities, net	5,513	(8,777)	(13,416)
Income from discontinued operations, net of tax	23,609	5,243	68
Gain on sale of real estate	-	612	-
Net income (loss)	$(35,383)	$6,685	$(162,343)

(1) Revenues less property operating expenses, real property taxes and property management fees.

15.  Subsequent Events

Declaration of Distributions

With the authorization of its board of directors, the Company declared distributions for the months of January through April 2011. These distributions will be calculated based on shareholders of record each day in an amount equal to $0.00138082 per share, per day. Distributions for the months of January - March 2011 will be paid on April 1, 2011 in cash or reinvested in stock for those participating in the Company’s dividend reinvestment plan and distributions for the month of April 2011 will be paid on July 1, 2011 in cash or reinvested in stock for those participating in the Company’s dividend reinvestment plan.

KeyBank Revolving Credit Facility

On February 3, 2011, a subsidiary of the Operating Partnership entered into a new $45.0 million revolving line of credit with KeyBank pursuant to a Credit Agreement dated February 3, 2011 and a Promissory Note dated February 3, 2011. The facility matures on August 3, 2011, subject to extension at the Company’s election for an additional six month period.  Interest on each draw, at the Company’s election, will be determined based on (i) the Prime Rate, (ii) the Federal Funds Rate or (iii) LIBOR plus a margin of at least 3.25%.

16. Quarterly Financial Data (unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2010 (in thousands except per share information):

	For the Quarter Ended				For the Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2010	2010	2010	2010	2010
Revenues	$85,081	$79,904	$86,153	$83,333	$334,471
Equity in earnings (losses) of unconsolidated entities, net	(1,718)	11,297	(2,157)	(1,909)	5,513
Income from discontinued operations	5,487	18,154	(26)	(6)	23,609
Net income (loss) attributable to common shareholders	(14,067)	(9,624)	(29,369)	13,153	(39,907)
Income (loss) per common share
Basic and diluted	(0.06)	(0.04)	(0.13)	0.05	(0.18)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2009 (in thousands except per share information):

	For the Quarter Ended				For the Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009
Revenues	$88,933	$86,452	$89,942	$89,897	$355,224
Equity in losses of unconsolidated entities, net	(1,701)	(2,495)	(2,277)	(2,304)	(8,777)
Income from discontinued operations (1)	1,105	1,202	1,440	1,496	5,243
Net income (loss) attributable to common shareholders	2,869	22,537	(26,817)	4,031	2,620
Income (loss) per common share
Basic and diluted	0.01	0.11	(0.13)	0.02	0.01

(1) The Company disposed of three properties during 2010, which it acquired in December 2008. As a result, certain adjustments have been made to the financial data for each quarter during the year ended December 31, 2009.

* * * * *

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2010 was based on the framework for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2010, our system of internal control over financial reporting was effective at the reasonable assurance level.

March 31, 2011

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 2, 2011.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 2, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 2, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 2, 2011.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 2, 2011.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Hines Real Estate Investment Trust, Inc.
Consolidated Financial Statements — as of December 31, 2010 and 2009 and for Each of the Three Years in the Period Ended December 31, 2010
Report of Independent Registered Public Accounting Firm	51
Audited Consolidated Financial Statements
Consolidated Balance Sheets	52
Consolidated Statements of Operations and Comprehensive Income (Loss)	53
Consolidated Statements of Equity	54
Consolidated Statements of Cash Flows	55
Notes to Consolidated Financial Statements	56
Hines U.S. Core Office Fund LP
Consolidated Financial Statements — as of December 31, 2010 and 2009 and for Each of the Three Years in the Period Ended December 31, 2010
Report of Independent Registered Public Accounting Firm	86
Audited Consolidated Financial Statements
Consolidated Balance Sheets	87
Consolidated Statements of Operations	88
Consolidated Statements of Equity	89
Consolidated Statements of Cash Flows	90
Notes to Consolidated Financial Statements	91
HCB II River LLC
Consolidated Financial Statements — as of December 31, 2010 (unaudited), 2009 and 2008 (unaudited)
Report of Independent Registered Public Accounting Firm	106
Audited Consolidated Financial Statements
Consolidated Balance Sheets	107
Consolidated Statements of Operations	108
Consolidated Statements of Members’ Equity	109
Consolidated Statements of Cash Flows	110
Notes to Consolidated Financial Statements	111

(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts is set forth beginning on page 115 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 116 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 119 for a list of all exhibits filed as a part of this report.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Hines US Core Office Fund LP
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines US Core Office Fund LP and subsidiaries (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas
March 31, 2011

HINES US CORE OFFICE FUND LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(In thousands)

	2010	2009
ASSETS

Investment property — net	$3,265,193	$3,395,135
Cash and cash equivalents	131,353	98,447
Restricted cash	19,107	11,520
Tenant and other receivables — net	106,214	103,776
Deferred financing costs — net	9,332	7,880
Deferred leasing costs — net	242,834	180,160
Intangible lease assets — net	339,300	437,798
Prepaid expenses and other assets	8,711	10,373

TOTAL ASSETS	$4,122,044	$4,245,089

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued expenses	$142,410	$133,992
Due to affiliates	8,408	7,723
Intangible lease liabilities — net	35,521	47,664
Other liabilities	68,142	66,668
Distributions payable	1,882	2,218
Dividends and distributions payable to redeemable noncontrolling interests	4,559	9,396
Notes payable — net	2,463,920	2,618,600

Total liabilities	2,724,842	2,886,261

Commitments and contingencies (See note 12)

Redeemable noncontrolling interests	454,036	469,203

Partners’ equity	943,166	889,625

TOTAL LIABILITIES AND EQUITY	$4,122,044	$4,245,089

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	2010	2009	2008
Revenues:
Rental revenues	$442,122	$473,851	$462,623
Other revenues	31,682	31,961	36,087

Total revenues	473,804	505,812	498,710

Expenses:
Depreciation and amortization	159,688	178,808	193,369
Property operating expenses	117,565	118,028	116,877
Real property taxes	73,911	91,533	80,544
Property management fees	12,110	12,054	11,633
General and administrative	9,270	10,978	10,108
Impairment loss	-	-	16,474

Total expenses	372,544	411,401	429,005

Income from continuing operations before interest income,
interest expense and income tax expense	101,260	94,411	69,705

Interest income	227	366	1,938
Interest expense	(139,499)	(135,888)	(136,686)

Loss from continuing operations before income tax expense	(38,012)	(41,111)	(65,043)

Income tax expense	(406)	(717)	(8)

Loss from continuing operations	(38,418)	(41,828)	(65,051)

Income from discontinued operations	1,990	3,195	2,839
Gain on sale of discontinued operations	106,830	-	-

Net income (loss)	70,402	(38,633)	(62,212)

Less (income) loss allocated to redeemable noncontrolling interests	(60,266)	1,645	10,104

Net income (loss) attributable to partners	$10,136	$(36,988)	$(52,108)

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	Managing		Total	Redeemable
	General	Other	Partners'	Noncontrolling
	Partner	Partners	Equity	Interests

BALANCE — January 1, 2008	$806	$940,229	$941,035	$426,128
Contributions	149	202,219	202,368	130,782
Distributions	(86)	(86,136)	(86,222)	(55,356)
Net loss	(52)	(52,056)	(52,108)	(10,104)
Redemptions of interests	(24)	(37,122)	(37,146)	(3,753)
Accrued redemption of partnership interests	-	(30,000)	(30,000)	-
Adjustment for basis difference in consolidated subsidiary	(2)	(2,384)	(2,386)	(5)
BALANCE — December 31, 2008	791	934,750	935,541	487,692
Contributions	-	-	-	4,967
Distributions	(9)	(8,919)	(8,928)	(21,811)
Net loss	(37)	(36,951)	(36,988)	(1,645)
BALANCE — December 31, 2009	745	888,880	889,625	469,203
Contributions	59	59,116	59,175	3,822
Distributions	(13)	(13,387)	(13,400)	(79,255)
Net income	10	10,126	10,136	60,266
Other	-	(2,370)	(2,370)	-
BALANCE — December 31, 2010	$801	$942,365	$943,166	$454,036

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$70,402	$(38,633)	$(62,212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	187,630	209,547	225,994
Gain on sale of investment property	(106,830)	-	-
Impairment loss	-	-	16,474
Changes in assets and liabilities:
Tenant and other receivables	(4,572)	(13,891)	(15,673)
Deferred leasing costs	(92,814)	(89,454)	(26,263)
Prepaid expenses and other assets	1,226	242	628
Accounts payable and accrued expenses	10,048	38,795	(9,966)
Due to affiliates	585	3,316	(262)
Other liabilities	3,993	1,386	7,284
Net cash provided by operating activities	69,668	111,308	136,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in investment property	(14,258)	(26,553)	(279,593)
Master lease rent receipts	-	-	900
Proceeds from sale of investment property	133,904	-	-
(Increase) decrease in restricted cash	(7,587)	(1,879)	5,049
Acquired lease intangibles	-	-	(101,792)
Net cash provided by (used in) investing activities	112,059	(28,432)	(375,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	59,175	-	202,368
Contributions from redeemable noncontrolling interests	3,822	4,967	94,742
Distributions to partners	(13,736)	(23,284)	(91,274)
Dividends and distributions to redeemable noncontrolling interests	(84,092)	(22,707)	(56,822)
Redemptions to partners	-	-	(37,146)
Redemptions to redeemable noncontrolling interests	-	-	(6,144)
Proceeds from notes payable	150,500	42,623	289,177
Repayments of notes payable	(256,612)	(95,899)	(150,984)
Payments of retainage amounts	(392)	(3,648)	-
Increase (decrease) in security deposit liabilities	490	(509)	230
Additions to deferred financing costs	(5,606)	(356)	(2,542)
Other	(2,370)	-	-
Net cash (used in) provided by financing activities	(148,821)	(98,813)	241,605

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,906	(15,937)	2,173

CASH AND CASH EQUIVALENTS — Beginning of year	98,447	114,384	112,211

CASH AND CASH EQUIVALENTS — End of year	$131,353	$98,447	$114,384

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines US Core Office Fund LP (the “Partnership”) was organized in August 2003 as a Delaware limited partnership by affiliates of Hines Interests Limited Partnership (“Hines”) for the purpose of investing in existing office properties (“Properties”) in the United States. The Partnership and its subsidiaries are collectively referred to herein as the “Fund”.  The Partnership’s third-party investors are primarily U.S. and foreign institutional investors. The managing general partner is Hines US Core Office Capital LLC (“Capital”), an affiliate of Hines. As of December 31, 2010, the Partnership owned indirect interests in office properties as follows:

		Effective
		Ownership by the
		Partnership as of
		December 31,
Property	Location	2010 (1)
One Atlantic Center	Atlanta, Georgia	83.0%
Three First National Plaza	Chicago, Illinois	66.4
333 West Wacker	Chicago, Illinois	66.2
One North Wacker	Chicago, Illinois	83.0
One Shell Plaza	Houston, Texas	41.5
Two Shell Plaza	Houston, Texas	41.5
425 Lexington Avenue	New York, New York	40.6
499 Park Avenue	New York, New York	40.6
Riverfront Plaza	Richmond, Virginia	83.0
525 B Street	San Diego, California	83.0
The KPMG Building	San Francisco, California	83.0
101 Second Street	San Francisco, California	83.0
720 Olive Way	Seattle, Washington	66.2
1200 Nineteenth Street	Washington, D.C.	40.6
Warner Center	Woodland Hills, California	66.2
Douglas Corporate Center	Sacramento, California	66.2
Johnson Ranch Corporate Centre	Sacramento, California	66.2
Roseville Corporate Center	Sacramento, California	66.2
Summit at Douglas Ridge	Sacramento, California	66.2
Olympus Corporate Centre	Sacramento, California	66.2
Wells Fargo Center	Sacramento, California	66.2
Charlotte Plaza	Charlotte, North Carolina	83.0
Carillon	Charlotte, North Carolina	83.0
Renaissance Square	Phoenix, Arizona	83.0

(1)
This percentage shows the Partnership’s effective ownership interests in the applicable operating companies (“Companies”) that own the Properties. The Partnership holds an indirect ownership interest in the Companies through its investments in (1) Hines NY Core Office Trust (“NY Trust”) (40.6% at December 31, 2010) and (2) Hines US Core Office Trust (“Core Office Trust”) (99.9% at December 31, 2010).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of the Partnership, as well as the accounts of entities over which the Partnership exercises financial and operating control and the related amounts of redeemable noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

The Partnership evaluates the need to consolidate joint ventures based on standards set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation” and ASC 970 “Real Estate – General”.  In accordance with this accounting literature, the Partnership will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Partnership will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. As of December 31, 2010, the Partnership has no unconsolidated interests in joint ventures.

Management has evaluated subsequent events through March 31, 2011, which is the date the consolidated financial statements were issued.

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

Real estate assets are reviewed each reporting period for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. An impairment loss related to Olympus Corporate Centre of $16.5 million was recognized for the year ended December 31, 2008.  No impairment loss was recorded for the years ended December 31, 2010 and 2009.  The determination of whether a property investment is impaired requires a significant amount of judgment by management at the time of the evaluation.  If market conditions continue to deteriorate or if management’s plans for certain properties change, additional write-downs could be required in the future.

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in the Fund’s results of operations from their respective dates of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Fund believes are similar to those used by market participants and are used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements are determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date.  Acquisition-related costs such as transaction costs are expensed as incurred.

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

Acquired above-market ground lease values are recorded based on the difference between the present value (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases due to the length of the lease terms. The capitalized above-market lease values are amortized as adjustments to ground lease expense over the lease term.

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

Restricted Cash — At December 31, 2010 and 2009, restricted cash consists of tenant security deposits and escrow deposits held by lenders for property taxes, tenant improvements and leasing commissions. Substantially all restricted cash is invested in demand or short-term instruments.

Tenant and Other Receivables — Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of an allowance for doubtful accounts of $3.2 million and $2.0 million at December 31, 2010 and 2009, respectively.

Deferred Financing Costs — Deferred financing costs consist of direct costs incurred in obtaining the notes payable (see Note 5). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the term of the notes. For the years ended December 31, 2010, 2009, and 2008, $3.6 million, $6.5 million, and $6.0 million, respectively, was amortized into interest expense. Deferred financing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $9.6 million and $23.0 million at December 31, 2010 and 2009, respectively.

Deferred Leasing Costs — Direct leasing costs, primarily third-party leasing commissions and tenant incentives, are capitalized and amortized over the life of the related lease. Tenant incentive amortization was $16.4 million, $10.7 million, and $8.3 million for the years ended December 31, 2010, 2009, and 2008, respectively, and was recorded as an offset to rental revenue. Amortization expense related to other direct leasing costs for the years ended December 31, 2010, 2009, and 2008, was $7.6 million, $6.5 million, and $4.9 million, respectively. Deferred leasing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $58.7 million and $39.2 million at December 31, 2010 and 2009, respectively.

Revenue Recognition — The Fund recognizes rental revenue on a straight-line basis over the life of the lease, including the effect of rent holidays, if any. Straight-line rent receivable in the amount of $99.2 million and $95.6 million as of December 31, 2010 and 2009, respectively, consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement date over the remaining term of the related leases and the tenants’ actual rents due under the leases and is included in tenant and other receivables, net, in the consolidated balance sheets. Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when the Fund has satisfied all obligations under the lease agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes — The Fund is subject to the State of Texas “margin tax”, which covers legal entities, including limited partnerships, doing business in Texas.  Currently, the Fund owns an interest in two properties located in Texas.  Income tax expense was approximately $406,000, $717,000, and $8,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  As of December 31, 2010 and 2009, the Fund had no significant temporary differences, tax credits or net operating loss carry-forwards.

No provision for income taxes, other than described above, is made in the accounts of the Fund since such taxes are liabilities of the partners and depend upon their respective tax situations.  The Fund does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redeemable Noncontrolling Interests — Redeemable noncontrolling interests are comprised of potential future obligations of the Fund, which allow the holders of the noncontrolling interest to require the Fund to purchase their interest.  The Fund classifies obligations under the redeemable noncontrolling interests initially at fair value, increased or decreased for the noncontrolling interests’ share of net income or loss or the redemption value if redemption is considered probable on fixed dates for fixed amounts.  The redeemable noncontrolling interests are temporary equity not within the
Fund’s control, and presented in the Fund’s consolidated statements outside of permanent equity between liabilities and equity.

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

Concentration of Credit Risk — At December 31, 2010 and 2009, the Fund had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.   Management regularly monitors the financial stability of these financial institutions and believes that the Fund is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2013, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2014, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to the Fund’s non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2013.

Recent Accounting Pronouncements — In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosures of Supplementary Pro Forma Information for Business Combinations, which clarifies that an entity should disclose revenue and earnings of the combined entity as though the business combination occurred during the current year as of the beginning of the comparable prior annual reporting period only.  The update also expands disclosures on the supplemental pro forma.  The update is effective for the Fund beginning January 1, 2011; however, earlier adoption is permitted.  The Fund adopted this update as of December 31, 2010, and its adoption had no impact on the Fund’s consolidated financial statements.

3. REAL ESTATE INVESTMENTS

At December 31, 2010, the Partnership indirectly owned interests in properties as follows:

			Leasable
Property	Location	Acquisition Date	Square Feet	% Leased
			(Unaudited)	(Unaudited)
One Atlantic Center	Atlanta, Georgia	July 2006	1,100,312	77%
Three First National Plaza	Chicago, Illinois	March 2005	1,423,515	91
333 West Wacker	Chicago, Illinois	April 2006	855,040	73
One North Wacker	Chicago, Illinois	March 2008	1,373,754	94
One Shell Plaza	Houston, Texas	May 2004	1,230,395	100
Two Shell Plaza	Houston, Texas	May 2004	565,573	97
425 Lexington Avenue	New York, New York	August 2003	700,034	100
499 Park Avenue	New York, New York	August 2003	291,515	95
Riverfront Plaza	Richmond, Virginia	November 2006	951,616	95
525 B Street	San Diego, California	August 2005	449,180	93
The KPMG Building	San Francisco, California	September 2004	379,328	88
101 Second Street	San Francisco, California	September 2004	388,370	80
720 Olive Way	Seattle, Washington	January 2006	300,710	83
1200 Nineteenth Street	Washington, D.C.	August 2003	337,486	61
Warner Center	Woodland Hills, California	October 2006	808,274	89
Douglas Corporate Center	Sacramento, California	May 2007	214,606	84
Johnson Ranch Corporate Centre	Sacramento, California	May 2007	179,990	40
Roseville Corporate Center	Sacramento, California	May 2007	111,418	57
Summit at Douglas Ridge	Sacramento, California	May 2007	185,128	64
Olympus Corporate Centre	Sacramento, California	May 2007	193,178	49
Wells Fargo Center	Sacramento, California	May 2007	502,365	98
Charlotte Plaza	Charlotte, North Carolina	June 2007	625,026	90
Carillon	Charlotte, North Carolina	July 2007	472,151	83
Renaissance Square	Phoenix, Arizona	December 2007	965,508	87
			14,604,472

Investment property consisted of the following as of December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009
Buildings and improvements	$2,948,630	$2,979,550
Less accumulated depreciation	(322,524)	(254,489)
Buildings and improvements, net	2,626,106	2,725,061
Land	639,087	670,074
Investment property, net	$3,265,193	$3,395,135

As of December 31, 2010, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$589,717	$177,847	$76,983
Less accumulated amortization	(324,359)	(103,905)	(41,462)
Net	$265,358	$73,942	$35,521

As of December 31, 2009, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$640,508	$195,098	$85,579
Less accumulated amortization	(295,484)	(102,324)	(37,915)
Net	$345,024	$92,774	$47,664

Amortization expense was $77.8 million, $100.7 million, and $121.1 million for in-place leases for the years ended December 31, 2010, 2009, and 2008, respectively. Amortization of out-of-market leases, net, was a decrease to rental revenue of $5.9 million, $9.1 million, and $13.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. Amortization of above-market ground leases was a decrease to ground lease expense of approximately $120,000 for each of the years ended December 31, 2010, 2009, and 2008.

Anticipated amortization of in-place leases and out-of-market leases, net, for the next five years is as follows (in thousands):

Years Ending December 31,	In-Place Leases	Out-of-Market Leases — Net

2011	$62,293	$6,893
2012	49,734	6,648
2013	41,085	6,322
2014	31,674	7,311
2015	24,173	9,031

4.  DISCONTINUED OPERATIONS

On May 20, 2010, the Fund sold 600 Lexington Avenue, an office property located in New York, New York, which it acquired in February 2004.  The sales price was $193.0 million.  In accordance with ASC 205 Presentation of Financial Statements, the Fund reclassified the results of operations of 600 Lexington Avenue to discontinued operations for the years ended December 31, 2009 and 2008 to be consistent with the 2010 presentation.  The net book value of this property was $79.1 million as of May 20, 2010.  The results of operations of 600 Lexington Avenue for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Revenues:
Rental revenue	$6,833	$16,427	$16,188
Other revenue	112	570	549
Total revenue	6,945	16,997	16,737

Expenses:
Depreciation and amortization	727	3,137	3,526
Property operating expenses	1,612	3,904	3,983
Real property taxes	1,203	3,180	2,805
Property management fees	171	451	431
General and administrative	102	120	191
Total expenses	3,815	10,792	10,936

Income from discontinued operations
before interest income and interest expense	3,130	6,205	5,801

Interest income	1	9	57
Interest expense	(1,141)	(3,019)	(3,019)

Income from discontinued operations	$1,990	$3,195	$2,839

5. NOTES PAYABLE

The Fund's notes payable at December 31, 2010 and 2009, consist of the following (in thousands):

Description	Interest Rate as of December 31, 2010	Maturity Date	Outstanding Principal Balance at December 31, 2010	Outstanding Principal Balance at December 31, 2009
MORTGAGE DEBT
Secured Nonrecourse Fixed Rate Mortgage Loans:
Bank of America/Connecticut General Life Insurance:
425 Lexington Avenue, 499 Park Avenue, 1200 Nineteenth Street
Note A1	4.7752%	9/1/2013	$160,000	$160,000
Note A2	4.7752	9/1/2013	104,600	104,600
Note B	4.9754	9/1/2013	51,805	51,805
Prudential Financial, Inc. — 600 Lexington Avenue		3/1/2014	-	49,850
Prudential Mortgage Capital Company Note A — One Shell Plaza/Two
Shell Plaza	4.6400	6/1/2014	128,811	130,936
Prudential Mortgage Capital Company Note B — One Shell Plaza/Two
Shell Plaza	5.2900	6/1/2014	62,184	63,099
Nippon Life Insurance Companies — The KPMG Building	5.1300	9/20/2014	80,000	80,000
Nippon Life Insurance Companies — 101 Second Street		4/19/2010	-	75,000
The Northwestern Mutual Life Insurance Company — Three First
National Plaza	4.6700	4/1/2012	126,900	126,900
NLI Properties East, Inc. — 525 B Street	4.6900	8/7/2012	52,000	52,000
Prudential Insurance Company of America — 720 Olive Way	5.3200	2/1/2016	42,400	42,400
Prudential Insurance Company of America — 333 West Wacker	5.6600	5/1/2016	124,000	124,000
Prudential Insurance Company of America — One Atlantic Center	6.1000	8/1/2016	168,500	168,500
Bank of America, N.A. — Warner Center	5.6280	10/1/2016	174,000	174,000
Metropolitan Life Insurance Company — Riverfront Plaza	5.2000	6/1/2012	135,900	135,900
Bank of America, N.A. — Wells Fargo Center, Roseville Corporate
Center, Summit at Douglas Ridge, Olympus Corporate Centre, Johnson
Ranch Corporate Centre
Note A1	5.5585	5/1/2017	163,950	163,950
Note A2	5.5125	5/1/2014	18,650	18,650
Note A3	5.4545	5/1/2012	54,650	54,650
KeyBank National Association — Douglas Corporate Center	5.4270	6/1/2014	36,000	36,000
Metropolitan Life Insurance Company — Charlotte Plaza	6.0200	8/1/2012	97,500	97,500
Metropolitan Life Insurance Company — Carillon	6.0200	8/1/2012	78,000	78,000
Bank of America, N.A. — One Renaissance Square	5.1325	4/1/2012	103,600	103,600
Principal Commercial Funding LLC — Two Renaissance Square	5.1400	4/1/2012	85,200	85,200
Goldman Sachs — One North Wacker	5.1345	11/1/2012	162,853	166,031
TIAA — One North Wacker	5.5620	11/1/2012	40,714	41,508
			2,252,217	2,384,079
Secured Nonrecourse Variable Rate Mortgage/Mezzanine Loans:

The Northwestern Mutual Life Insurance Company — Three First National Plaza		4/1/2010	-	14,100
Westdeutsche Immobilienbank AG - 101 Second Street	3.4575 (30-day LIBOR + 3.2%)	4/8/2015	75,000	-

REVOLVING CREDIT FACILITIES
KeyBank National Association — NY Core Office Trust	1.29 (weighted avg.)	12/19/2011	44,308	74,308
KeyBank National Association — US Core Office Properties	5.50 (weighted avg.)	10/29/2012	93,635	148,635

Total			$2,465,160	$2,621,122

The mortgage notes described above require monthly interest-only payments, except the mortgage loans at One Shell Plaza/Two Shell Plaza, which require monthly interest only payments for the first five years and payments of principal and interest on a 30-year amortization schedule for years six through ten of its ten-year term; One North Wacker, which requires monthly payments of principal and interest on a 30-year amortization schedule; and 101 Second Street, which requires monthly interest only payments for the first three years and payments of principal and interest on a 30-year amortization schedule for years four through five of its five-year term.  Prepayment of the mortgage notes principal balance is permitted with payment of a premium.  Each mortgage note is secured by a mortgage on the related property, the leases on the related property, and the security interest in personal property located on the related property.

For the variable rate mortgage loan at Three First National Plaza, the Fund used cash on-hand and proceeds from a capital call to the limited partners of the subsidiary that owns Three First National Plaza to pay the entire outstanding balance on the maturity date of April 1, 2010.

For the fixed rate mortgage loan at 101 Second Street, the Fund entered into an agreement with Westdeutsche ImmobilienBank AG to refinance the entire principal balance of $75.0 million.  The loan has a five-year term and bears interest, at the borrower’s option, at a variable rate plus 3.2% for up to four tranches or LIBOR plus 3.2%.  Payments of interest only are due monthly for the first three years and payments of principal and interest on a 30-year amortization schedule for years four through five of its five-year term.  The mortgage note is secured by a mortgage on the related property, the leases on the related property and the security interest in personal property located on the related property.

Revolving Credit Facilities

KeyBank National Association — NY Core Office Trust — On December 19, 2007, the NY Trust entered into an unsecured revolving line of credit facility (“Credit Agreement I”) with KeyBank National Association, as an administrative agent for itself and certain other lenders. The Credit Agreement I provides for borrowing capacity of up to $100.0 million.  Loans under this facility bear interest, at the borrower’s option, at a variable rate (based on the Federal Funds Rate or KeyBank’s prime rate) or a LIBOR-based rate plus a spread ranging from 100 to 137.5 basis points based on a prescribed leverage ratio calculated for the NY Trust. Payments of interest are due monthly, and all outstanding principal and unpaid interest are due on December 19, 2011, the maturity date of this facility. The NY Trust may extend the maturity date for one additional one-year period, subject to certain terms and conditions, primarily compliance with financial covenants.   The most restrictive financial covenants are based on current appraised values of the NY Trust’s properties.  If market conditions were to deteriorate, it could have a negative impact on appraised values requiring principal payments on the facility to maintain covenant compliance. The NY Trust may prepay the note at any time with three business days’ notice.  To the extent the NY Trust remains in compliance with the financial covenants, the NY Trust expects to exercise its option to extend the maturity date for one year.

KeyBank National Association — US Core Office Properties — On August 31, 2005, and as amended November 8, 2006, Hines US Core Office Properties LP (“Core Office Properties”), a subsidiary of the Partnership, entered into a revolving line of credit facility (“Credit Agreement II”) with KeyBank, as an administrative agent for itself and certain other lenders. Credit Agreement II provided for borrowing capacity of up to $285.0 million, less outstanding letters of credit of $7.5 million as of December 31, 2009. Loans under this facility bore interest, at the borrower’s option, at a variable rate or a LIBOR-based rate plus a spread ranging from 125 to 200 basis points based on a prescribed leverage ratio calculated for Core Office Properties, which ratio under Credit Agreement II took into account Core Office Properties’ effective ownership interest in the debt and certain allowable assets of entities in which it directly and indirectly invests. Payments of interest were due monthly, and all outstanding principal and unpaid interest was due on October 31, 2010, the maturity date of this facility.  Credit Agreement II was renegotiated and an amendment was executed on October 29, 2010 as described below.

On October 29, 2010, Core Office Properties executed an amended and restated revolving credit facility (“Amended Credit Agreement II”) with KeyBank National Association, as administrative agent for itself and other lenders.   Amended Credit Agreement II provides for a borrowing capacity (including outstanding letters of credit) of $225.0 million (which borrowing capacity is reduced each quarter by $12.5 million so that the borrowing capacity is reduced to $175.0 million at the start of year two of the facility and is further reduced to $125.0 million at the start of year three (the extension period) of the facility).  As of December 31, 2010, outstanding letters of credit totaled $7.1 million.  In the event that Core Office Properties experiences any “capital event”, which includes new equity contributions to Core Office Properties (generally also includes new equity contributions to the Partnership) as well as sales or re-financings of properties, then 25% of the proceeds from such capital event must be used to repay borrowings under the facility and the borrowing capacity under the facility is permanently reduced by such pay-down amount irrespective of the aforementioned scheduled borrowing capacity reductions.  Loans under this facility bear interest, at the borrower’s option, at a variable rate (based on the Federal Funds Rate or KeyBank’s prime rate) plus 400 basis points or LIBOR-based rate (1% LIBOR floor) plus 450 basis points.  Payments of interest are due monthly, and all outstanding principal and unpaid interest is due October 29, 2012, the initial maturity date of the facility.  Core Office Properties may extend the maturity date for one additional year, subject to certain terms and conditions, primarily compliance with financial covenants.  The most restrictive financial covenants are based on current appraised values of the Core Office Properties’ assets.  If market conditions were to deteriorate, it could have a negative impact on appraised values requiring principal payments on the facility to maintain covenant compliance.

Amended Credit Agreement II places certain restrictions on the ability of Core Office Properties to declare or make distributions to its partners, which could restrict the ability of the Partnership to declare or make distributions to its partners.   Core Office Properties may not declare or make distributions to its partners if there is an event of default, or if the following total debt-to-value ratios are exceeded: (i) during the first year of the facility term, 65% (ii) during the second year of the facility term, 62.5%; and (iii) during the extension period (year three), 60%;  provided  however, Core Office Properties is permitted at all times to make distributions to allow Core Office Trust to comply with REIT taxation regulations and to provide funds for Core Office Properties’ partners to cover costs incurred on account of their ownership interests in Core Office Properties.

Amended Credit Agreement II also contains certain restrictions on the funds that the Partnership has available to it in order to pay future redemptions of its partners.  If there is an event of default or if the Core Office Properties’ total debt-to-value ratio is greater than 60%, Core Office Properties may not use net proceeds from a capital event to honor redemption requests from its partners; provided however, if there is no event of default, there are no restrictions on use of proceeds to pay the two outstanding deferred redemption requests from two of the Partnership’s partners.  Core Office Properties may generally use cash on-hand to fund redemptions without restriction provided there is no event of default.

As of December 31, 2010, the scheduled principal payments on notes payable are as follows (in thousands):

Years Ending December 31,

2011	$51,685
2012	1,030,110
2013	319,918
2014	315,597
2015	75,000
Thereafter	672,850

2,465,160
Unamortized discount	(1,240)

Total	$2,463,920

All of the notes described above contain both affirmative and negative covenants.  The Fund is not aware of any instances of noncompliance with such covenants at December 31, 2010.

6. RENTAL REVENUES

The Fund has entered into noncancelable lease agreements, subject to various escalation clauses, with tenants for office and retail space. As of December 31, 2010, the approximate fixed future minimum rentals through 2027 are as follows (in thousands):

Fixed Future
Minimum
Years Ending December 31	Rentals

2011	$332,619
2012	305,626
2013	277,723
2014	246,337
2015	220,101
Thereafter	744,905

Total	$2,127,311

Of the total rental revenue for the years ended December 31, 2010, 2009 and 2008, no tenant leased space representing 10% or more of total rental revenue.

The tenant leases generally provide for annual rentals that include the tenants’ proportionate share of real estate taxes and certain building operating expenses. The Funds’ tenant leases have remaining terms of up to 17 years and generally include tenant renewal options that can extend the lease terms.

7.  GOVERNING AGREEMENTS AND INVESTOR RIGHTS

Governance of the Partnership — The Partnership is governed by the Partnership Agreement, as last amended and restated on April 19, 2010. The Partnership shall continue until the Partnership is dissolved pursuant to the provisions of the Partnership Agreement.

Management — Capital, as managing general partner, manages the day-to-day affairs of the Partnership. The managing general partner has the power to direct the management, operation, and policies of the Partnership subject to oversight of a management board. A subsidiary of Hines Real Estate Investment Trust, Inc. holds a non-managing general partner interest in the Partnership. The Partnership is required to obtain approval from the non-managing general partner for certain significant actions specified in the Partnership Agreement. Hines provides advisory services to the Partnership pursuant to an advisory agreement.

Governance — The managing general partner is subject to the oversight of a six-member management board and certain approval rights of the Non-Managing General Partner, the Advisory Committee, and the Limited Partners. The approval of the management board is required for acquiring and disposing of investments, incurring indebtedness, undertaking offerings of equity interests in the Fund, approving annual budgets, and other major decisions as outlined in the Partnership Agreement.

Contributions — A new investor entering the Fund generally acquires units of limited partnership interest pursuant to a subscription agreement under which the investor agrees to contribute a specified amount of capital to the Partnership in exchange for units (“Capital Commitment”). A Capital Commitment may be funded and units may be issued in installments; however, the new investor is admitted to the Partnership as a limited partner upon payment for the first units issued to the investor. Additional cash contributions for any unfunded commitments are required upon request from the managing general partner.

Distributions — Cash distributions will be made to the partners of record as of the applicable record dates, not less frequently than quarterly, in proportion to their ownership interests.

Amended Credit Agreement II places certain restrictions on the ability of Core Office Properties to declare or make distributions to its partners, which could restrict the ability of the Partnership to declare or make distributions to its partners.   Core Office Properties may not declare or make distributions to its partners if there is an event of default, or if the following total debt-to-value ratios are exceeded: (i) during the first year of the facility term, 65% (ii) during the second year of the facility term, 62.5%; and (iii) during the extension period (year three), 60%;  provided  however, Core Office Properties is permitted at all times to make distributions to allow Core Office Trust to comply with REIT taxation regulations and to provide funds for Core Office Properties’ partners to cover costs incurred on account of their ownership interests in Core Office Properties.

Allocation of Profits/Losses — All profits and losses for any fiscal year shall be allocated pro rata among the partners in proportion to their ownership interests. All profit and loss allocations are subject to the special and curative allocations as provided in the Partnership Agreement.

Fees — Unaffiliated limited partners, as defined in the Partnership Agreement, of the Partnership pay acquisition and asset management fees to the managing general partner or its designees. These fees are deducted from distributions otherwise payable to a partner and are in addition to, rather than a reduction of, the Capital Commitment of the partner. During the Partnership’s initial investment period, which ended on February 2, 2007, these fees were paid 100% in cash. After the initial investment period, they will be paid 50% in cash and 50% in the form of a profits interest intended to approximate Capital having reinvested such 50% of the fees in Partnership units at current unit value.

Redemptions — Beginning in the calendar year ending after the first anniversary of acquiring an interest in the Partnership, a partner may request redemption of all or a portion of its interest in the Partnership.   Such redemption shall be made prior to the end of the calendar year following the year in which the redemption request is made at a price equal to the interest’s value based on the net asset value of the Partnership at the time of redemption.  The Partnership will attempt to redeem up to 10%, in the aggregate, of the outstanding interests in the Partnership, Core Office Trust, and Core Office Properties during any calendar year, provided that the Partnership will not redeem any interests if the managing general partner determines that such redemption would result in any real estate investment trust (“REIT”) in which the Partnership has an interest ceasing to qualify as a domestically controlled REIT for U.S. income tax purposes.  In July 2009, the partners approved an amendment to the limited partnership agreement that suspends the redemption program for 2010 and 2011.

In 2008, two limited partners requested the redemption of all or a portion of their interests in the Partnership.  One limited partner requested that the Partnership redeem at least $30 million worth of its interest in the Partnership.  As of December 31, 2010, this limited partner had 98,405 units interest in the Partnership.  On December 30, 2009, this limited partner elected to defer the payment of the redemption request until no earlier than February 15, 2010.  Payment shall be due 7 days after written notice delivered by the limited partner on the 15th day of any month but not earlier than February 15, 2010.  As of December 31, 2010 and 2009, this redemption totaling $30.0 million is included in other liabilities in the consolidated balance sheets. The other limited partner requested the redemption of all of its interest in the Partnership.  As of December 31, 2010, this limited partner had 29,468 units interest in the Partnership.  The exact cost of this redemption is not yet determinable because the units will be redeemed at the unit interest’s value based on the net asset value of the Partnership at the time of the redemption.  On October 23, 2009, this limited partner elected to defer the payment of the redemption request until December 31, 2011.  This limited partner can also elect to further extend the redemption payment date for two consecutive one-year periods, with written notice to the Partnership.

Amended Credit Agreement II contains certain restrictions on the funds that the Partnership has available to it in order to pay future redemptions of its partners.  If there is an event of default or if the Core Office Properties’ total debt-to-value ratio is greater than 60%, Core Office Properties may not use net proceeds from a capital event to honor redemption requests from its partners; provided however, if there is no event of default, there are no restrictions on use of proceeds to pay the two outstanding deferred redemption requests from two of the Partnership’s partners as described above.  Core Office Properties may generally use cash on-hand to fund redemptions without restriction provided there is no event of default.

Debt — The Partnership, through its subsidiaries, may incur debt with respect to any of its investments or future investments in real estate properties, subject to the following limitations at the time the debt is incurred: (1) 65% debt-to-value limitation for each property and (2) 50% aggregate debt-to-value limitation for all Fund assets, excluding in both cases assets held by NY Trust. However, the Partnership may exceed the limitations in (1) and (2) above if the managing general partner determines it is advisable to do so as long as the managing general partner makes a reasonable determination that the excess indebtedness will be repaid within one year of its incurrence. NY Trust has a 55% debt-to-value limitation at the time any such indebtedness is incurred. In addition, the Partnership, through its subsidiaries, may obtain a credit facility secured by unfunded capital commitments from its partners. Such credit facility will not be counted for purposes of the leverage limitations above, as long as no assets of the Fund are pledged to secure such indebtedness.

Rights of General Motors Investment Management Corporation — The Second Amended and Restated Investor Rights Agreement among Hines, the Partnership, Core Office Properties, NY Trust, Hines Shell Plaza Partners LP (“Shell Plaza Partners”), Hines Three First National Partners LP (“TFN Partners”), Hines 720 Olive Way Partners LP (“720 Olive Way Partners”), Hines 333 West Wacker Partners LP (“333 West Wacker Partners”), Hines Warner Center Partners LP (“Warner Center Partners”), Hines CF Sacramento Partners LP (“CF Sacramento Partners”), General Motors Investment Management Corporation (“GMIMC”) and a number of institutional investors advised by GMIMC (each an “Institutional Co-Investor” and collectively, the “Institutional Co-Investors”), dated October 12, 2005, provides GMIMC with certain co-investment rights with respect to the Fund’s investments. As of December 31, 2010, the Institutional Co-Investors co-invest with the Fund in 15 of the Fund’s Properties, owning effective interests in the Properties as follows:

Institutional
Co-Investors’
Property	Effective Interest
425 Lexington Ave, 499 Park Ave, 1200 Nineteenth St	54.2%
One Shell Plaza, Two Shell Plaza	49.5
Three First National Plaza	19.8
720 Olive Way	20.0
333 West Wacker	20.0
Warner Center	20.0
Olympus Corporate Centre, Wells Fargo Center, Douglas
Corporate Center, Johnson Ranch Corporate Centre, Roseville
Corporate Center, Summit at Douglas Ridge	20.0

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

If the owner of an investment desires to contribute the investment to the Fund and receive interests in the Partnership or a subsidiary of the Partnership on a tax-deferred basis, GMIMC has no co-investment rights with respect to the portion of such investment being made through the issuance of such tax-deferred consideration.

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

Redemption Rights — For each asset in which the Institutional Co-Investors acquire interests pursuant to GMIMC’s co-investment rights, the Fund must establish a three-year period (except NY Trust) ending no later than the 12th anniversary of the date such asset is acquired, unless GMIMC elects to extend it, during which the entity through which the Institutional Co-Investors make their investments will redeem or acquire such Institutional Co-Investors’ interest in such entity at a price based on the net asset value of such entity at the time of redemption date, unless GMIMC elects to extend this period.  The scheduled redemption periods of the existing Co-Investment entities are as follows:

Co-Investment Entity	Redemption Period
TFN Partners	March 22, 2011 – March 22, 2014
Shell Plaza Partners	May 10, 2011 – May 10, 2014
NY Trust	August 19, 2012 - August 19, 2013
720 Olive Way Partners	January 30, 2015 – January 30, 2018
333 West Wacker Partners	April 3, 2015 – April 3, 2018
Warner Center Partners	October 2, 2015 – October 2, 2018
CF Sacramento Partners	May 1, 2016 – May 1, 2019

On March 14, 2011, the GMIMC investors owning an interest in TFN Partners elected by majority vote to extend the redemption date by one year.  The redemption period for TFN Partners is now March 22, 2012 to March 22, 2015.

Rights of IK Funds — As of December 31, 2010, IK US Portfolio Invest GmbH & Co. KG (“IK Fund I”), IK US Portfolio Invest Zwei GmbH & Co. KG (“IK Fund II”) and IK US Portfolio Invest Drei GmbH & Co. KG (“IK Fund III”), each a limited partnership established under the laws of Germany (collectively the “IK Funds”), owned 107,303, 96,846 and 67,286 units, respectively, of limited partnership interest in Core Office Properties.  The IK Funds have the right to require Core Office Properties to redeem, at a price based on the net asset value of Core Office Properties as of the date of redemption, all or any portion of its interest, subject to a maximum redemption amount of $150.0 million for IK Fund II and IK Fund III, as of the following dates:

IK Fund	Redemption Date
IK Fund I	December 31, 2014
IK Fund II	December 31, 2016
IK Fund III	December 31, 2017

Any remaining interest not redeemed due to the maximum limitation will be redeemed in the subsequent year or years according to the Partnership Agreement’s redemption policy as described above. The Partnership is obligated to provide Core Office Properties with sufficient funds to fulfill this priority redemption right, to the extent sufficient funds are otherwise not available to Core Office Properties. An IK Fund is not entitled to participate in the redemption rights available to Core Office Properties investors prior to such IK Funds’ redemption date.

8.  RELATED-PARTY TRANSACTIONS

The Companies have entered into management agreements with Hines, a related party, to manage the operations of the Properties. As compensation for its services, Hines receives the following:

•
A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the specific Property. The Fund incurred management fees of $12.2 million, $12.5 million, and $12.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

•
 Salary and wage reimbursements of its on-site property personnel incurred by the Fund for the years ended December 31, 2010, 2009, and 2008 were $20.7 million, $20.9 million, and $20.0 million, respectively.

•
Reimbursement for various direct services performed off site that are limited to the amount that is recovered from tenants under their leases and usually will not exceed in any calendar year a per-rentable-square-foot limitation. In certain instances, the per-rentable-square-foot limitation may be exceeded with the excess offset against property management fees received. For each of the years ended December 31, 2010, 2009, and 2008, reimbursable services to Hines from the Fund were $4.1 million.

•
Leasing commissions equal to 1.5% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion, or similar event. Leasing commissions of $5.9 million, $8.4 million, and $2.2 million were incurred by the Fund during the years ended December 31, 2010, 2009, and 2008, respectively.

•	Construction management fees of approximately $404,000, $335,000, and $490,000 during the years ended December 31, 2010, 2009, and 2008, respectively.

•
Development management fees equal to 2.5% of the total project costs related to the redevelopment, plus direct costs incurred by Hines in connection with providing the related services. Development management fees were approximately $188,000 and $451,000 during the years ended December 31, 2009 and 2008, respectively.

•
Other fees, primarily related to legal fees and tax department support charges in the amounts of approximately $322,000, $505,000, and $453,000 during the years ended December 31, 2010, 2009, and 2008, respectively.

Certain subsidiaries of the Fund have entered into lease agreements with Hines Core Fund Services, LLC (“Services”), an affiliate of Hines, for the operation of their respective parking garages. Under the terms of the lease agreements, the Fund received rental fees of $6.8 million, $7.5 million, and $8.4 million during the years ended December 31, 2010, 2009, and 2008, respectively. Receivables due to the Fund from Services were approximately $580,000 and $684,000 at December 31, 2010 and 2009, respectively.

In addition, the Fund has related party payables owed to Hines and its affiliated entities at December 31, 2010 and 2009 of $8.4 million and $7.7 million,  respectively, for accrued management fees, payroll expense, leasing commissions, off-site services, and legal and other general and administrative costs.

9.  LEASE OBLIGATIONS

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

As of December 31, 2010, required payments under the terms of the leases are as follows (in thousands):

Fixed Future
Minimum
Years Ending December 31,	Rent Payments

2011	$1,759
2012	1,829
2013	1,901
2014	1,976
2015	2,058
Thereafter	153,847

Total	$163,370

Ground lease expense for each of the years ended December 31, 2010, 2009 and 2008, was $3.8 million and is included in general and administrative expenses in the accompanying consolidated statements of operations.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2010 and 2009. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Fund could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2010 and 2009, management estimates that the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities and distributions payable are recorded at amounts that reasonably approximate fair value due to the short-term nature of these items. Fair value of fixed and variable rate notes payable at December 31, 2010 and 2009, was $2,356.0 million and $2,436.6 million, respectively, based upon interest rates available for the issuance of debt with similar terms and maturities, with carrying amounts of $2,463.9 million and $2,618.6 million, respectively.

11.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash disclosures were as follows (in thousands):

	2010	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$136,752	$131,601	$132,373
Cash paid for income taxes	$413	$480	$388

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Accrued additions to investment property	$1,291	$2,846	$7,750
Prepaid contributions from redeemable noncontrolling interests realized	$-	$-	$36,040
Distributions declared and unpaid	$1,882	$2,218	$16,574
Dividends and distributions declared and unpaid to redeemable
noncontrolling interests	$4,559	$9,396	$10,292
Accrued redemption of partnership interest	$30,000	$30,000	$30,000
Mortgage assumed upon acquisition of property	$-	$-	$217,299
Security deposits assumed upon acquisition of property	$-	$-	$452
Security deposits applied against outstanding tenant accounts receivable	$800	$-	$-
Mortgage assumed by buyer upon disposition of property	$49,850	$-	$-
Security deposits assumed by buyer upon disposition of property	$1,201	$-	$-

12.  COMMITMENTS AND CONTINGENCIES

In March 2005, the FASB issued ASC 410, Asset Retirement and Environmental Obligations. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. This legal obligation is absolute, despite the uncertainty regarding the timing and/or method of settlement. In addition, the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through normal operation of the asset. ASC 410 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Pursuant to ASC 410, the Fund has determined that certain obligations meet the criteria for recording a liability and has recorded an asset retirement obligation aggregating approximately $3.4 million and $3.2 million as of December 31, 2010 and 2009, respectively, which is included in other liabilities in the consolidated balance sheets.

The Partnership, on behalf of one of its consolidated subsidiaries, is a guarantor for the payment of a tenant improvement allowance related to a lease at one of its properties.  The guarantee expires when the tenant improvement allowance is paid, which occurred in 2010.  The unpaid tenant improvement allowance as of December 31, 2009 was $7.0 million and is included in accounts payable and accrued expenses in the consolidated balance sheet.

The Fund is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Fund’s consolidated financial statements.

13.  REDEVELOPMENT OF 1200 NINETEENTH STREET

On October 8, 2007, the Trust entered into a construction contract for the redevelopment of the property located at 1200 Nineteenth Street in Washington, D.C., for a maximum guaranteed payment of $48.9 million including approved change orders. As of December 31, 2010 and 2009, $48.9 million and $48.2 million, respectively, of the maximum guaranteed payment had been paid.   As of December 31, 2009, approximately $383,000 of the maximum guaranteed payment is included in accounts payable and accrued expenses and other liabilities in the consolidated balance sheets.  Interest costs capitalized related to this redevelopment totaled approximately $224,000, $503,000, and $1.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

/s/   Deloitte & Touche LLP

Houston, Texas
March 31, 2010

HCB II RIVER LLC

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 (UNAUDITED) AND 2009
(In thousands)

	2010 (unaudited)	2009
ASSETS

Investment property — net	$62,476	$60,511
Cash and cash equivalents	55	359
Tenant and other receivables	1,509	841
Intangible lease assets, net	-	255
Deferred lease costs, net	980	295
Prepaid expenses and other assets	16	64

TOTAL ASSETS	$65,036	$62,325

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$20	$92
Intangible lease liabilities — net	-	370
Tax liabilities	326	262
Security deposits	-	182
Other liabilities	32	8

Total liabilities	378	914

Commitments and contingencies (Note 7)

Members’ equity	64,658	61,411

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$65,036	$62,325

See notes to consolidated financial statements.

HCB II RIVER LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 (UNAUDITED), 2009 AND 2008 (UNAUDITED)
(In thousands)

	2010 (unaudited)	2009	2008 (unaudited)
Rental revenues	$8,552	$7,665	$7,873

Expenses:
Depreciation and amortization	1,592	1,355	1,697
Property operating expenses	764	698	649
General and administrative	169	59	109
Property management fees	191	190	187
Other expense	288	260	267

Total expenses	3,004	2,562	2,909

Income before interest income and income tax expense	5,548	5,103	4,964

Interest income	32	15	8

Income before income tax expense	5,580	5,118	4,972
Income tax expense	(826)	(739)	(756)

Net income	$4,754	$4,379	$4,216

See notes to consolidated financial statements.

HCB II RIVER LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 (UNAUDITED), 2009 AND 2008 (UNAUDITED)
(In thousands)

	Members	Accumulated Other
	Interests	Comprehensive
	II LP	Income	Total

BALANCE — January 1, 2008 (unaudited)	$56,786	$4,779	$61,565
Comprehensive Income:
Net income (unaudited)	4,216	—	4,216
Foreign currency translation adjustment (unaudited)	—	(14,708)	(14,708)
Total comprehensive income (unaudited)			(10,492)
Distributions to members (unaudited)	(5,248)	—	(5,248)

BALANCE — December 31, 2008 (unaudited)	55,754	(9,929)	45,825
Comprehensive Income:
Net income	4,379	—	4,379
Foreign currency translation adjustment	—	15,632	15,632
Total comprehensive income			20,011
Distributions to members	(4,425)	—	(4,425)

BALANCE — December 31, 2009	55,708	5,703	61,411
Comprehensive Income:
Net income (unaudited)	4,754	—	4,754
Foreign currency translation adjustment (unaudited)	—	2,774	2,774
Total comprehensive income (unaudited)			7,528
Distributions to members (unaudited)	(4,281)	—	(4,281)

BALANCE — December 31, 2010 (unaudited)	$56,181	$8,477	$64,658

See notes to consolidated financial statements.

HCB II RIVER LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 (UNAUDITED), 2009 AND 2008 (UNAUDITED)
(In thousands)

	2010 (unaudited)	2009	2008 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,754	$4,379	$4,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,224	978	1,200
Changes in assets and liabilities:
Tenant and other receivables	(568)	54	(360)
Deferred lease costs	(908)	(223)	(180)
Prepaid expenses and other assets	22	13	(35)
Accounts payable and accrued expenses	(230)	52	197
Other liabilities	50	19	9
Net cash provided by operating activities	4,344	5,272	5,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investment property	(348)	(621)	(123)
Net cash used in investing activities	(348)	(621)	(123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members	(4,281)	(4,425)	(5,248)
Net cash used in financing activities	(4,281)	(4,425)	(5,248)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19)	29	(116)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(304)	255	(440)

CASH AND CASH EQUIVALENTS — Beginning of period	359	104	544

CASH AND CASH EQUIVALENTS — End of period	$55	$359	$104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$795	$731	$729

See notes to consolidated financial statements.

HCB II RIVER LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 (UNAUDITED), 2009 AND 2008 (UNAUDITED)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of the Company, as well as the accounts of entities over which the Company exercises financial and operating control. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of December 31, 2010 and our consolidated results of operations, members’ equity and cash flows for the year ended December 31, 2010 and 2008. Such adjustments are of a normal recurring nature. Amounts referenced in these notes to the consolidated financial statements as of December 31, 2010 and 2008 and for the years ended December 31, 2010 and 2008 are unaudited.

Management has evaluated subsequent events through March 31, 2011, which is the date the consolidated financial statements were issued.

International Operations —The Brazilian real is the functional currency for the Property. The Property has translated its financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The Property translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These translation gains or losses are included in foreign currency translation adjustment as a separate component of members’ equity. Accumulated other comprehensive income (loss) was $8.5 million (unaudited), $5.7 million, and ($9.9) million (unaudited) as of December 31, 2010, 2009 and 2008, respectively, due to the foreign currency translation adjustments recorded during each year. Upon disposal of the Property, the Company will remove the accumulated translation adjustment from equity and include it as part of the gain or loss on disposal in its consolidated statement of operations.

Investment Property — Real estate assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 20 years for electrical and mechanical installations and 40 years for buildings. Major replacements where the betterment extends the useful life of the assets are capitalized. Maintenance and repair items are expensed as incurred.

Real estate assets are reviewed each reporting period for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of the property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect impairment in the value of the asset. At December 31, 2010 and 2009, management believes no such impairment has occurred. The determination of whether a property investment is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. If market conditions continue to deteriorate or if management’s plans for the property change, write-downs could be required in the future.

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

Tenant and Other Receivables — Receivable balances outstanding consist of base rents and tenant reimbursements, which are paid one month in arrears.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  No allowance for doubtful accounts was recorded as of December 31, 2010 and 2009.

Deferred Leasing Costs — Deferred leasing costs consist of third-party leasing commissions, which are capitalized and amortized over the life of the related lease. Amortization expense related to other deferred leasing costs for the years ended December 31, 2010, 2009 and 2008 was approximately $287,000 (unaudited), $173,000 and $36,000 (unaudited), respectively. Deferred leasing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of approximately $520,000 (unaudited) and $223,000 at December 31, 2010 and 2009, respectively.

Revenue Recognition — The Company recognizes rental revenue on a straight-line basis over the life of the lease, including the effect of rent holidays, if any. Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the lease agreement.

Income Taxes — The Company has recorded an income tax provision for Brazilian income taxes of approximately $826,000 (unaudited), $739,000 and $756,000 (unaudited) in accordance with Brazilian tax laws and regulations for the years ended December 31, 2010, 2009 and 2008, respectively. The Company does not believe it has any uncertain tax positions or deferred tax assets or liabilities requiring disclosure.

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

3. REAL ESTATE INVESTMENTS

Investment property consisted of the following as of December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010 (unaudited)	2009
Buildings and improvements	$44,264	$42,005
Less accumulated depreciation	(3,913)	(2,666)
Buildings and improvements, net	40,351	39,339
Land	22,125	21,172
Investment property, net	$62,476	$60,511

As of December 31, 2010, lease intangibles were fully amortized.

As of December 31, 2009, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place	Below-Market
	Leases	Leases
Cost	$2,727	$1,633
Less accumulated amortization	(2,472)	(1,263)
Net	$255	$370

Amortization expense was approximately $252,000 (unaudited), $239,000 and $632,000 (unaudited) for in-place leases for the years ended December 31, 2010, 2009 and 2008, respectively.  Amortization of out-of-market leases, net, was an increase to rental revenue of approximately $365,000 (unaudited), $342,000 and $455,000 (unaudited) for the years ended December 31, 2010, 2009 and 2008, respectively.

4. RENTAL REVENUES

The Company has entered into noncancelable lease agreements, subject to various escalation clauses with tenants for industrial space. The tenant leases generally provide for annual rentals and expense recoveries that include the tenants’ proportionate share of real estate taxes and certain building operating expenses. As of December 31, 2010, the approximate fixed future minimum rentals in years through 2015 and thereafter are as follows (in thousands):

	Fixed Future
	Minimum
Years Ending December 31,	Rentals
	(unaudited)
2011	$6,577
2012	22	(a)
2013	-	(a)
2014	-	(a)
2015	-	(a)
Thereafter	-	(a)

Total	$6,599

(a)
Although the Property has leases with contractual rents through 2015, several of the leases contain contractual adjustments that reset the rent annually based on an inflationary index not in existence or known at lease execution.  Accordingly, for leases that include that clause, there is not a fixed minimum rental to disclose after such lease’s reset date.

Of the total rental revenue for the years ended December 31, 2010 (unaudited), 2009 and 2008 (unaudited), approximately:

•	12%, 28% and 28% was earned from a tenant in the manufacturing industry, whose lease expired in 2010, and

•	28%, 25% and 25% was earned from a tenant in the transportation and warehousing industry, whose lease expires in 2014, and

•	18%, 17% and 18% was earned from a tenant in the transportation and warehousing industry, whose lease expires in 2013, and

•	9%, 13% and 12% was earned from a tenant in the transportation and warehousing industry, whose lease expires in 2012, and

•	10%, 10% and 9% was earned from a tenant in the transportation and warehousing industry, whose lease expires in 2013, and

•	17% was earned from a tenant in the manufacturing industry, whose lease expires in 2020.

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

(1)
  A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the Property. The Company incurred management fees of approximately $191,000 (unaudited), $190,000 and $187,000 (unaudited) for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Salary and wage reimbursements of its on-site property personnel of $131,000 (unaudited), $155,000 and $178,000 (unaudited) for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)
  Reimbursement for accounting services performed off-site that will not exceed in any calendar year a per-rentable-square-meter limitation.  For the years ended December 31, 2010, 2009 and 2008, services reimbursable to Hines from the Company were approximately $52,000 (unaudited), $45,000 and $45,000 (unaudited), respectively.

(4)
  Reimbursement for various expenses and direct services performed by off-site personnel.  For the years ended December 31, 2010, 2009 and 2008, services reimbursable to Hines from the Company were approximately $23,000 (unaudited), $27,000 and $23,000 (unaudited), respectively.

(5)
   Leasing commissions generally equal to 4.0% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion, or similar event. Leasing commissions of approximately $959,000 (unaudited), $259,000 and $142,000 (unaudited) were incurred by the Company for the years ended December 31, 2010, 2009 and 2008, respectively.

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

******

Hines Real Estate Investment Trust, Inc.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2010	$1,222	$3,191	$(408)	$4,005
Allowance for Doubtful Accounts as of December 31, 2009	$956	1,011	(745)	$1,222
Allowance for Doubtful Accounts as of December 31, 2008	$90	1,196	(330)	$956

(a) Write-offs of accounts receivable previously reserved.

Hines Real Estate Investment Trust, Inc.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2010

			Initial Cost					Costs Capitalized		Gross Amount at Which Carried at 12/31/2010							Life on Which
Description					Buildings and			Subsequent to			Buildings and		Accumulated	Date of		Date	Depreciation is Computed
(a)	Location	Encumbrances	Land		Improvements	Total		Acquisition		Land	Improvements	Total	Depreciation	Construction		Acquired	(b)
	(In thousands)
1900 and 2000 Alameda	San Mateo, California	$33,065	$18,522		$22,495	$41,017		$3,939		$18,523	$26,433	$44,956	$(3,725)	1971,1983		June-05	0 to 40 years
Citymark	Dallas, Texas	15,303	6,796		3,442	10,238		661		6,796	4,103	10,899	(587)	1987		August-05	0 to 40 years
1515 S Street	Sacramento, California	45,000	13,099		54,017	67,116		1,943		13,099	55,960	69,059	(7,226)	1987		November-05	0 to 40 years
Airport Corporate Center	Miami, Florida	64,454	44,292		100,535	144,827		3,098		44,292	103,633	147,925	(12,956)	1982-1996	(c)	January-06	0 to 40 years
321 North Clark	Chicago, Illinois	136,632	27,896		159,763	187,659		855		27,896	160,618	188,514	(18,941)	1987		April-06	0 to 40 years
3400 Data Drive	Rancho Cordova, California	18,079	4,514		21,083	25,597		685		4,516	21,766	26,282	(2,237)	1990		November-06	0 to 40 years
2100 Powell	Emeryville, California	79,921	31,280		93,316	124,596		206		31,257	93,545	124,802	(9,523)	2001		December-06	0 to 40 years
Daytona Buildings	Redmond, Washington	53,458	19,204		63,613	82,817		413		19,197	64,033	83,230	(6,422)	2002		December-06	0 to 40 years
Laguna Buildings	Redmond, Washington	65,542	28,619	(d)	76,180	104,799		130		28,617	76,312	104,929	(7,618)	1987		January-07	0 to 40 years
Atrium on Bay	Toronto, Ontario	192,915	45,579		163,623	209,202	(e)	36,006	(f)	52,894	192,314	245,208	(18,653)	1987		February-07	0 to 40 years
Seattle Design Center	Seattle, Washington	31,000	15,683		32,701	48,384		793		15,667	33,510	49,177	(3,134)	1973,1983	(g)	June-07	0 to 40 years
5th and Bell	Seattle, Washington	39,000	3,533		58,628	62,161		35		3,531	58,665	62,196	(5,160)	2002		June -07	0 to 40 years
3 Huntington Quadrangle	Melville, New York	48,000	16,698		60,539	77,237		1,273		16,698	61,812	78,510	(5,320)	1971		July-07	0 to 40 years
One Wilshire	Los Angeles, California	159,500	32,618		236,797	269,415		3,986		32,618	240,783	273,401	(20,358)	1966		August-07	0 to 40 years
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	45,000	23,308		45,384	68,692		2,650		23,308	48,034	71,342	(4,012)	1986-1999	(h)	September-07	0 to 40 years
JPMorgan Chase Tower	Dallas, Texas	160,000	9,274		253,293	262,567		1,425		9,285	254,707	263,992	(19,952)	1987		November-07	0 to 40 years
2555 Grand	Kansas City, Missouri	86,000	1,194		123,816	125,010		295		1,194	124,111	125,305	(8,818)	2003		February-08	0 to 40 years
Raytheon/DirecTV Buildings	El Segundo, California	51,240	37,366		65,422	102,788		18		37,366	65,440	102,806	(4,585)	1976		March-08	0 to 40 years
Williams Tower	Houston, Texas	165,000	37,524	(i)	185,184	222,708		1,247		37,502	186,453	223,955	(12,421)	1982		May-08	0 to 40 years
4050/4055 Corporate Drive	Dallas, Texas	—	6,030		34,022	40,052		3		6,030	34,025	40,055	(2,222)	1996, 1997		May-08	0 to 40 years
345 Inverness Drive	Denver, Colorado	14,037	1,985		17,798	19,783		179		1,985	17,977	19,962	(906)	2002		December-08	0 to 40 years
Arapahoe Business Park	Denver, Colorado	18,398	3,463		29,350	32,813		157		3,463	29,507	32,970	(1,487)	1997- 2001		December-08	0 to 40 years
Total		$1,521,544	$428,477		$1,901,001	$2,329,478		$59,997		$435,734	$1,953,741	$2,389,475	$(176,263)
__________

(a)	Assets consist of institutional-quality office properties and industrial/distribution facilities.

(b)
Real estate assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant inducements and lease intangibles are amortized over the respective lease term. Building improvements are depreciated over 5-25 years and buildings are depreciated over 40 years.

(c)	Airport Corporate Center consists of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land development site.

(d)	The decrease is a result of the sale of land owned in connection with Laguna in December 2009.

(e)	Components of Initial Cost for this property were converted from Canadian dollars to U.S. dollars using $0.8618, the currency exchange rate as of the date of acquisition.

(f)	Includes the effects of changes in the foreign currency exchange rates.

(g)	Seattle Design Center consists of a two-story office building constructed in 1973 and a five-story office building with an underground garage constructed in 1983.

(h)	The Minneapolis Office/Flex Portfolio consists of nine buildings constructed between 1986 and 1999.

(i)	The decrease is a result of the sale of a 2.8 acre park and waterwall adjacent to Williams Tower in December 2008 and an impairment charge recorded on a land parcel in October 2009.

The changes in total real estate assets for the years ended December 31 (in thousands):

	2010	2009	2008
Gross real estate assets
Balance, beginning of period	$2,522,029	$2,449,790	$1,831,319
Additions during the period:
Acquisitions	—	—	664,711
Effect of foreign currency exchange rates	8,778	68,671	(48,440)
Other	5,247	7,730	9,625
Deductions during the period:
Cost of real estate sold	(145,768)	—	—
Fully-depreciated assets	—	(191)	(3,154)
Other	(811)	(3,971)	(4,271)
Ending Balance	$2,389,475	$2,522,029	$2,449,790

Accumulated Depreciation
Balance, beginning of period	$(128,749)	$(75,783)	$(32,395)
Depreciation	(50,110)	(51,268)	(44,701)
Fully-depreciated assets	2,596	(1,698)	1,313
Ending Balance	$(176,263)	$(128,749)	$(75,783)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES REAL ESTATE INVESTMENT TRUST, INC.
(registrant)

March 31, 2011	By:	/s/ Charles N. Hazen
Charles N. Hazen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 2011.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 31, 2011
Jeffrey C. Hines

/s/ Charles N. Hazen	President and Chief Executive Officer	March 31, 2011
Charles N. Hazen	(Principal Executive Officer)

/s/ Sherri W. Schugart	Chief Financial Officer	March 31, 2011
Sherri W. Schugart	(Principal Financial Officer)

/s/ Ryan T. Sims	Chief Accounting Officer	March 31, 2011
Ryan T. Sims	(Principal Accounting Officer)

/s/ Charles M. Baughn
Charles M. Baughn	Director	March 31, 2011

/s/ Thomas A. Hassard
Thomas A. Hassard	Director	March 31, 2011

/s/ C. Hastings Johnson
C. Hastings Johnson	Director	March 31, 2011

/s/ Lee A. Lahourcade
Lee A. Lahourcade	Director	March 31, 2011

/s/ Stanley D. Levy
Stanley D. Levy	Director	March 31, 2011

/s/ Paul B. Murphy Jr.
Paul B. Murphy Jr.	Director	March 31, 2011

INDEX TO EXHIBITS

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

21.1*	List of Subsidiaries of Hines Real Estate Investment Trust, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification.

31.2*	Certification.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

__________
*	Filed herewith