Form 10-Q
period 2011-03-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2011-05-13
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
(888) 220-6121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

As of May 6, 2011, 223.8 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Removed and Reserved	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2011	2010
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$2,208,416	$2,213,212
Investments in unconsolidated entities	369,456	373,798
Cash and cash equivalents	58,673	64,592
Restricted cash	3,762	3,852
Distributions receivable	2,470	2,236
Tenant and other receivables	55,031	53,469
Intangible lease assets, net	208,060	220,981
Deferred leasing costs, net	110,440	101,467
Deferred financing costs, net	6,912	7,401
Other assets	110,360	109,008
TOTAL ASSETS	$3,133,580	$3,150,016

Liabilities:

Accounts payable and accrued expenses	$76,591	$81,971
Due to affiliates	5,854	6,171
Intangible lease liabilities, net	68,293	72,465
Other liabilities	16,761	17,661
Interest rate swap contracts	80,105	85,301
Participation interest liability	77,217	73,333
Distributions payable	28,966	29,426
Notes payable	1,544,100	1,521,544
Total liabilities	1,897,887	1,887,872

Commitments and contingencies (Note 12)	-	-

Equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2011 and December 31, 2010	-	-
Common shares, $.001 par value; 1,500,000 common shares authorized as of March 31, 2011 and December 31, 2010; 223,814 and 222,795 common shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	224	223
Additional paid-in capital	1,572,406	1,590,488
Retained deficit	(351,043)	(340,610)
Accumulated other comprehensive income	14,106	12,043
Shareholders' equity	1,235,693	1,262,144
Noncontrolling interests	-	-
Total equity	1,235,693	1,262,144
TOTAL LIABILITIES AND EQUITY	$3,133,580	$3,150,016

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2011 and 2010
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$73,794	$78,004
Other revenue	6,753	7,077
Total revenues	80,547	85,081
Expenses:
Property operating expenses	22,339	23,333
Real property taxes	11,505	11,181
Property management fees	1,834	1,890
Depreciation and amortization	25,680	27,753
Asset management and acquisition fees	7,643	7,655
General and administrative	1,610	1,363
Total expenses	70,611	73,175
Income from continuing operations before other income (expenses), provision for income taxes and equity in losses of unconsolidated entities, net	9,936	11,906
Other income (expenses):
Gain (loss) on derivative instruments, net	5,196	(5,854)
Interest expense	(22,527)	(22,732)
Interest income	69	87
Loss from continuing operations before provision for income taxes and equity in losses of unconsolidated entities, net	(7,326)	(16,593)
Provision for income taxes	(130)	(114)
Equity in losses of unconsolidated entities, net	(1,826)	(1,718)
Loss from continuing operations	(9,282)	(18,425)
Income from discontinued operations, net of taxes	-	5,487
Net loss	(9,282)	(12,938)
Less: Net income attributable to noncontrolling interests	(1,151)	(1,129)
Net loss attributable to common shareholders	$(10,433)	$(14,067)
Basic and diluted loss per common share:
Loss per common share	$(0.05)	$(0.06)
Weighted average number of common shares outstanding	223,814	218,666

Net comprehensive loss:
Net loss	$(9,282)	$(12,938)
Other comprehensive income:
Foreign currency translation adjustment	2,063	(12,864)
Net comprehensive loss	(7,219)	(25,802)
Net comprehensive income attributable to noncontrolling interests	(1,151)	(1,129)
Net comprehensive loss attributable to common shareholders	$(8,370)	$(26,931)

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2011 and 2010
(In thousands)
(UNAUDITED)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Noncontrolling Interests
BALANCE, January 1, 2011	222,795	$223	$1,590,488	$(340,610)	$12,043	$1,262,144	$-
Issuance of common shares	1,339	1	12,829	-	-	12,830	-
Redemption of common shares	(320)	-	(3,086)	-	-	(3,086)	-
Distributions declared	-	-	(27,815)	-	-	(27,815)	(1,151)
Other offering costs, net	-	-	(10)	-	-	(10)	-
Net income (loss)	-	-	-	(10,433)	-	(10,433)	1,151
Foreign currency translation adjustment	-	-	-	-	2,063	2,063	-
BALANCE
March 31, 2011	223,814	$224	$1,572,406	$(351,043)	$14,106	$1,235,693	$-

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interests
BALANCE, January 1, 2010	217,237	$217	$1,661,006	$(300,703)	$48,408	$1,408,928	$-
Issuance of common shares	1,873	2	18,006	-	-	18,008	-
Redemption of common shares	(142)	-	(2,182)	-	-	(2,182)	-
Distributions declared	-	-	(32,650)	-	-	(32,650)	(1,129)
Selling commissions and dealer manager fees	-	-	(118)	-	-	(118)	-
Net income (loss)	-	-	-	(14,067)	-	(14,067)	1,129
Foreign currency translation adjustment	-	-	-	-	(3,012)	(3,012)	-
Foreign currency translation adjustment included in income	-	-	-	-	(9,852)	(9,852)	-
BALANCE
March 31, 2010	218,968	$219	$1,644,062	$(314,770)	$35,544	$1,365,055	$-

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(9,282)	$(12,938)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	26,973	28,488
Gain on sale of investment property	-	(4,225)
Equity in losses of unconsolidated entities	1,826	1,718
Distributions received from unconsolidated entities	830	-
(Gain) loss on derivative instruments, net	(5,196)	5,854
Net change in operating accounts	(19,193)	(21,304)
Net cash from operating activities	(4,042)	(2,407)
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	2,195	2,208
Investments in property	(1,818)	(1,361)
Proceeds from sale of land and improvements	-	35,025
Change in restricted cash	89	2,550
Net cash from investing activities	466	38,422
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in other liabilities	254	13
Proceeds from issuance of common stock	-	1,554
Redemption of common shares	(2,929)	(1,301)
Payments of selling commissions and dealer manager fees	-	(166)
Payment of organizational and offering expenses	(19)	-
Distributions paid to shareholders and noncontrolling interests	(16,596)	(17,199)
Proceeds from notes payable	17,500	94,000
Payments on notes payable	(553)	(94,281)
Additions to deferred financing costs	(186)	(1,352)
Net cash from financing activities	(2,529)	(18,732)
Effect of exchange rate changes on cash	186	13
Net change in cash and cash equivalents	(5,919)	17,296
Cash and cash equivalents, beginning of period	64,592	41,577
Cash and cash equivalents, end of period	$58,673	$58,873

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2010 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of March 31, 2011 and December 31, 2010, and the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Public Offerings

Hines REIT commenced its initial public offering on June 18, 2004, through which it raised $527.5 million. The Company commenced its second public offering (the “Second Offering”) on June 19, 2006, through which it raised $1.5 billion of gross proceeds.

The Company commenced its third public offering (the “Third Offering”) on July 1, 2008 pursuant to which it offered up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under its dividend reinvestment plan. In consideration of market conditions and other factors, the Company’s board of directors determined to cease sales of its shares to new investors pursuant to the Third Offering as of January 1, 2010. The Company’s board of directors determined to continue sales of its shares under its dividend reinvestment plan pursuant to the Third Offering. As of December 31, 2010, Hines REIT had raised $506.9 million in proceeds through the Third Offering. The Third Offering expired as of December 31, 2010. The Company commenced a new $150.0 million offering of shares of its common stock under its dividend reinvestment plan (the “DRP Offering”) on July 1, 2010. As of March 31, 2011, Hines REIT received gross offering proceeds of $42.0 million from the sale of 4.4 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan. From April 1, 2011 through May 6, 2011, Hines REIT received gross offering proceeds of $12.3 million from the sale of 1.3 million shares through its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of March 31, 2011 and December 31, 2010, Hines REIT owned a 95.9% and 96.1%, respectively, general partner interest in the Operating Partnership.

Noncontrolling Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of both March 31, 2011 and December 31, 2010. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 3.6% and 3.4% limited partnership interest in the Operating Partnership as of March 31, 2011 and December 31, 2010, respectively, which is a profits interest (the “Participation Interest”). See Notes 9 and 13 for additional information regarding the Participation Interest.

Investment Property

As of March 31, 2011, the Company owned direct and indirect investments in 59 properties. These properties consisted of 44 U.S. office properties, one mixed-use office and retail complex in Toronto, Ontario, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company has made investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owns a 26.8% non-managing general partner interest. The Company also owns a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate.  The Company accounts for each of these investments using the equity method of accounting. See Note 5 for additional information regarding the Company’s investments in unconsolidated entities.

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

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates.

Basis of Presentation

The condensed consolidated financial statements of the Company included in this quarterly report include the accounts of Hines REIT, the Operating Partnership (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries (see Note 5), as well as the noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

International Operations

The Canadian dollar is the functional currency for the Company’s subsidiaries operating in Toronto, Ontario and the Brazilian real is the functional currency for the Company’s subsidiary operating in Brazil. The Company’s foreign subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. Income statement amounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These translation gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Upon disposal of these subsidiaries the Company will remove the accumulated translation adjustment from equity and include it as part of the gain or loss on disposal in its consolidated statement of operations.

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

Impairment of Investment Property

      Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. In estimating fair value, management uses appraisals, management estimates, contract sale prices, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective.

No impairment charges were recorded during the three months ended March 31, 2011 and 2010. If market conditions continue to deteriorate further or if management’s plans for certain properties change, impairment charges could be required in the future.

Impairment of Unconsolidated Entities

The Company’s investments in unconsolidated entities are reviewed for impairment, periodically, if events or circumstances change indicating a decline in the value of the investment is other than temporary.  Based on the analysis of the facts and circumstances, no impairment was recorded for the Company’s investments in unconsolidated entities during the three months ended March 31, 2011 and 2010. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

Restricted Cash

As of March 31, 2011 and December 31, 2010, the Company had restricted cash of $3.8 million and $3.9 million, respectively, related to escrow accounts required by certain of the Company’s mortgage agreements.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $5.6 million and $4.0 million, at March 31, 2011 and December 31, 2010, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as a reduction to rental revenue and the amortization of other direct leasing costs is recorded as a component of amortization expense. Direct leasing costs increased by $13.5 million during the three months ended March 31, 2011, due to leases executed at several of the Company’s properties which contained significant tenant inducements.

Tenant inducement amortization was $2.8 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively. In addition, the Company recorded $1.6 million and $1.0 million as amortization expense related to other direct leasing costs for the three months ended March 31, 2011 and 2010, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing including the financing fees paid to our Advisor (see Note 9 – Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended March 31, 2011 and 2010, approximately $709,000 and $740,000, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations.

Other Assets

Other assets included the following (in thousands):

	March 31, 2011		December 31, 2010
Prepaid insurance	$273		$911
Prepaid/deferred taxes	3,009	(1)	994
Cash collateral for HSH mortgage facility	106,291	(2)	106,251	(2)
Other	787		852
Total	$110,360		$109,008

(1)	At March 31, 2011 prepaid/deferred taxes consist primarily of prepaid property taxes.

(2)
During the fourth quarter of 2009, the Company made collateral payments totaling $106.1 million to HSH Nordbank in order to rebalance the collateral for the properties under the Company’s pooled mortgage facility. The increase in the cash collateral since that time is due to interest earned on these payments, which accrue to the Company and is reflected as an increase in the balance.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of March 31, 2011 and December 31, 2010, respectively, the Company recorded liabilities of $8.1 million, and $9.3 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheet. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $49.7 million and $47.2 million as of March 31, 2011 and December 31, 2010, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Redemption of Common Stock

Financial instruments that represent a mandatory obligation of the Company to repurchase shares are required to be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  At such time, the Company reclassifies such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $3.1 million and $2.9 million, respectively, in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity. Effective November 30, 2009, the Company suspended its share redemption program except for redemption requests made in connection with the death or disability of a shareholder.

Per Share Data

Net income/loss per common share is calculated by dividing the net income/loss attributable to common shareholders for each period by the weighted average number of common shares outstanding during such period. Net income/loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

3.  Real Estate Investments

The following table provides summary information regarding the properties in which the Company owned interests as of March 31, 2011. All assets which are 100% owned by the Company are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership (1)
Directly-owned Properties
321 North Clark	Chicago, Illinois	04/2006	888,837	75%	100%
Citymark	Dallas, Texas	08/2005	219,117	84%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,252,019	88%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	78%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	88%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579	100%	100%
2100 Powell	Emeryville, California	12/2006	344,433	100%	100%
Williams Tower	Houston, Texas	05/2008	1,479,764	87%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
One Wilshire	Los Angeles, California	08/2007	661,553	95%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,912	52%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,018,428	83%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	767,859	86%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	85%	100%
1515 S Street	Sacramento, California	11/2005	349,740	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	254,145	91%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	74%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	91%	100%
Atrium on Bay	Toronto, Ontario	02/2007	1,077,496	98%	100%
Total for Directly-Owned Properties			12,445,151	89%

Indirectly-owned Properties

Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	90%	22%
The Carillon Building	Charlotte, North Carolina	07/2007	472,222	85%	22%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	89%	22%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	94%	22%
Three First National Plaza	Chicago, Illinois	03/2005	1,423,515	92%	18%
333 West Wacker	Chicago, Illinois	04/2006	855,056	75%	18%
One Shell Plaza	Houston, Texas	05/2004	1,230,395	99%	11%
Two Shell Plaza	Houston, Texas	05/2004	565,573	97%	11%
425 Lexington Avenue	New York, New York	08/2003	700,034	100%	11%
499 Park Avenue	New York, New York	08/2003	291,515	94%	11%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	83%	22%
Riverfront Plaza	Richmond, Virginia	11/2006	951,616	97%	22%
Johnson Ranch Corporate Centre	Roseville, California	05/2007	179,990	42%	18%
Roseville Corporate Center	Roseville, California	05/2007	111,418	51%	18%
Summit at Douglas Ridge	Roseville, California	05/2007	185,128	74%	18%
Olympus Corporate Centre	Roseville, California	05/2007	193,178	51%	18%
Douglas Corporate Center	Roseville, California	05/2007	214,606	84%	18%
Wells Fargo Center	Sacramento, California	05/2007	502,365	96%	18%
525 B Street	San Diego, California	08/2005	449,180	95%	22%
The KPMG Building	San Francisco, California	09/2004	379,328	88%	22%
101 Second Street	San Francisco, California	09/2004	388,370	83%	22%
720 Olive Way	Seattle, Washington	01/2006	300,710	84%	18%
1200 19th Street	Washington, D.C.	08/2003	337,486	83%	11%
Warner Center	Woodland Hills, California	10/2006	808,274	89%	18%
Total for Core Fund Properties			14,604,559	89%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Effective Ownership (1)

Indirectly-owned Properties

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	99,749	100%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	93%		70%
Champions Village	Houston, Texas	11/2008	384,581	87%		70%
King's Crossing	Kingwood, Texas	11/2008	126,397	100%		70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	95%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,496	91%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	79,871	98%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	91%		70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,652	96%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	98%		70%
Total for Grocery-Anchored Portfolio			1,497,298	93%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	07/2007	693,115	100%		50%
Total for All Properties			29,240,123	89%	(2)
_________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On March 31, 2011, Hines REIT owned a 95.9% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 4.1% interest in the Operating Partnership. In addition, the Company owned an approximate 26.8% non-managing general partner interest in the Core Fund as of March 31, 2011. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.6% to 83.0%.

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

Investment Property, net

Investment property consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Buildings and improvements	$1,960,516	$1,953,741
Less: accumulated depreciation	(189,325)	(176,263)
Buildings and improvements, net	1,771,191	1,777,478
Land	437,225	435,734
Investment property, net	$2,208,416	$2,213,212

Lease Intangibles

As of March 31, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$356,062	$57,558	$130,277
Less: accumulated amortization	(179,919)	(25,641)	(61,984)
Net	$176,143	$31,917	$68,293

As of December 31, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$361,367	$57,637	$130,892
Less: accumulated amortization	(173,860)	(24,163)	(58,427)
Net	$187,507	$33,474	$72,465

Amortization expense of in-place leases was $11.6 million and $15.1 million for the three months ended March 31, 2011 and 2010, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $2.8 million and $3.2 million, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from April 1 through December 31, 2011 and for each of the years ended December 31, 2012 through 2015 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1 through December 31, 2011	$30,760	$(6,935)
2012	33,234	(8,737)
2013	27,141	(8,408)
2014	20,552	(5,258)
2015	18,380	(4,166)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2011, the approximate fixed future minimum rentals for the period from April 1 through December 31, 2011 and for each of the years ended December 31, 2012 through 2015 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1 through December 31, 2011	$162,701
2012	202,223
2013	169,857
2014	142,728
2015	132,717
Thereafter	475,550
Total	$1,285,776

During the three months ended March 31, 2011 and 2010, the Company did not earn more than 10% of its revenue from any individual tenant.

4.  Discontinued Operations

On January 22, 2010, the Company sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which it acquired in December 2008. The sales price was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD). On April 22, 2010, the Company sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paulo, Brazil, which it acquired in December 2008. The sales price was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD). The results of operations of Distribution Parks Araucaria, Elouveira and Vinhedo and the gain realized on the disposition of Araucaria for are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$-	$3,109
Other revenue	-	-
Total revenues	-	3,109
Expenses:
Property operating expenses	-	67
Real property taxes	-	265
Property management fees	-	36
Depreciation and amortization	-	1,123
Total expenses	-	1,491
Income from discontinued operations before interest income, taxes and gain on sale	-	1,618
Interest income	-	67
Income taxes	-	(423)
Income from discontinued operations before gain on sale	-	1,262
Gain on sale of property	-	4,225
Income from discontinued operations	$-	$5,487

The tables below show income (loss) and earnings (loss) per share attributable to common shareholders allocated between continuing operations and discontinued operations:

Loss from continuing operations attributable
to common shareholders	$(10,433)	$(19,371)
Income from discontinued operations attributable
to common shareholders	-	5,304
Net loss attributable to common shareholders	$(10,433)	$(14,067)

Basic and diluted earnings (loss) per share attributable
to common shareholders
Loss from continuing operations	$(0.05)	$(0.09)
Income from discontinued operations	$-	$0.02

5.   Investments in Unconsolidated Entities

     The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Beginning balance	$373,798	$379,057
Distributions declared	(3,259)	(3,342)
Equity in losses	(1,826)	(1,718)
Effect of exchange rate	743	(677)
Ending balance	$369,456	$373,320

       The Company has concluded its investment in the Grocery-Anchored Portfolio qualifies as a variable interest entity (“VIE”). The Grocery-Anchored Portfolio is financed with a $100 million secured note, which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”).   The JV Partner is the manager of the investment properties, which provides it with the power to direct the activities of the VIE that most significantly impact the VIE’s financial performance.  Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. During the period of its involvement with the VIE, the Company has not provided financial or other support to the Grocery-Anchored Portfolio, which it was not previously contractually required to provide. The table below includes the Company’s maximum loss exposure related to this investment as of March 31, 2011 and December 31, 2010, which is equal to the carrying value of its investment in the joint venture reflected in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

Period	Investment in Grocery-Anchored Portfolio (1)	Maximum Risk of Loss
March 31, 2011	$64,592	$64,592
December 31, 2010	$66,123	$66,123

(1)
Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in earnings.

Investment in the Core Fund

Condensed consolidated financial information of the Core Fund is presented below:

Condensed Consolidated Balance Sheets of the Core Fund

	March 31, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash	$111,222	$131,353
Investment property, net	3,250,998	3,265,193
Other assets	788,834	725,498
Total Assets	$4,151,054	$4,122,044

LIABILITIES AND EQUITY
Debt	$2,452,395	$2,463,920
Other liabilities	316,637	260,922
Redeemable noncontrolling interests	450,838	454,036
Partners' equity	931,184	943,166
Total Liabilities and Equity	$4,151,054	$4,122,044

Condensed Consolidated Statements of Operations of the Core Fund

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenues, other income and interest income	$117,455	$122,268
Property operating expenses	(55,708)	(57,280)
Interest expense	(33,295)	(33,336)
Depreciation and amortization	(37,735)	(41,778)
Income tax expense	(107)	(90)
Income from discontinued operations	—	993
Loss allocated to redeemable noncontrolling interests	777	1,228
Net loss	$(8,613)	$(7,995)

Investment in Distribution Park Rio

Condensed consolidated financial information of Distribution Park Rio is presented below:

Condensed Consolidated Balance Sheets of Distribution Park Rio

	March 31, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash	$76	$55
Investment property, net	64,730	62,476
Other assets	1,608	2,505
Total Assets	$66,414	$65,036

LIABILITIES AND EQUITY
Total liabilities	$540	$378
Partners' equity	65,874	64,658
Total Liabilities and Equity	$66,414	$65,036

Condensed Consolidated Statements of Operations of Distribution Park Rio

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Total revenues and interest income	$2,253	$2,365
Total expenses	(1,107)	(962)
Net income	$1,146	$1,403

Investment in the Grocery-Anchored Portfolio

Condensed consolidated financial information of the Grocery-Anchored Portfolio is presented below:

Condensed Consolidated Balance Sheets of WRI HR Retail Venture I LLC

	March 31, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash	$4,300	$2,454
Investment property, net	167,193	167,909
Other assets	23,206	27,701
Total Assets	$194,699	$198,064

LIABILITIES AND EQUITY
Debt	$127,060	$127,334
Other liabilities	5,921	7,335
Members' equity	61,718	63,395
Total Liabilities and Equity	$194,699	$198,064

Condensed Consolidated Statements of Operations of WRI HR Retail Venture I LLC

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Total revenues and interest income	$6,001	$6,200
Total expenses	(5,490)	(5,701)
Net income	$511	$499

6.  Debt Financing

The following table includes all of the Company’s outstanding notes payable balances as of March 31, 2011 and December 31, 2010 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate	Principal Outstanding at March 31, 2011		Principal Outstanding at December 31, 2010
SECURED MORTGAGE DEBT
Wells Fargo Bank, N.A. — Airport Corporate Center	3/11/2012	Variable	$64,283		$64,454
Metropolitan Life Insurance Company — 1515 S. Street	8/1/2011	5.680%	45,000		45,000
Capmark Finance, Inc. — Atrium on Bay	2/26/2017	5.330%	195,377	(1)	190,019
The Prudential Insurance Company of America — One Wilshire	11/1/2012	5.980%	159,500		159,500
IXIS Real Estate Capital Inc. – Raytheon/ DIRECTV Buildings	12/5/2016	5.675%	51,851		52,069
New York State Teachers’ Retirement System – 2555 Grand	5/1/2013	5.375%	86,000		86,000
New York State Teachers’ Retirement System – Williams Tower	6/1/2013	5.500%	165,000		165,000
Artesia Mortgage Capital Corporation – 345 Inverness Drive	12/11/2016	5.850%	15,267		15,317
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	6/11/2015	5.330%	9,654		9,687
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	11/11/2015	5.530%	10,176		10,215
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2016	5.8575%	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/12/2017	5.2505%	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2017	5.3550%	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2017	5.9800%	48,000		48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2017	6.0300%	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	1/1/2013	5.70%	205,000		205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	8/3/2011	Variable	17,500	(2)	—
Atrium Note Payable	10/1/2011	7.390%	2,935	(1)	2,896
TOTAL PRINCIPAL OUTSTANDING			1,547,543		1,525,157
Unamortized Discount (3)			(3,443)		(3,613)
NOTES PAYABLE			$1,544,100		$1,521,544
__________

(1)
The Company entered into notes payable in connection with its acquisition of Atrium on Bay. The notes are denominated in Canadian dollars and translated into U.S. dollars based on the exchange rate at the end of each period.

(2)
The Company entered into a new $45.0 million revolving line of credit with KeyBank pursuant to a Credit Agreement dated February 3, 2011 and a Promissory Note dated February 3, 2011.  The facility matures August 3, 2011, subject to extension at the Company’s election for an additional six month period. Interest at the Company’s election, will be determined based on (i) the Prime Rate, (ii) the Federal Funds Rate or (iii) LIBOR plus a margin of at least 3.25%.

(3)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from April 1, 2011 through December 31, 2011, for each of the years ended December 31, 2012 through December 31, 2015 and for the period thereafter (in thousands):

	Principal Payments due by Period
	2011	2012	2013	2014	2015	Thereafter
Notes Payable	$66,945	$224,638	$457,480	$3,820	$22,833	$771,827

The Company is not aware of any instances of noncompliance with financial covenants as of March 31, 2011.

7.  Derivative Instruments

The Company has several interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets and changes in the fair value were recorded in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations. See Note 13 – Fair Value Disclosures for additional information regarding fair value measurements.

In addition, the Company entered into a foreign currency contract related to the disposition of Distribution Park Araucaria, an industrial property located in Curitiba, Brazil. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to the Company’s sales proceeds and was settled on February 24, 2010.

The tables below provide additional information regarding each of the Company’s derivative instruments (all amounts are in thousands):

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	March 31, 2011	December 31, 2010
Interest rate swap contracts	$(80,105)	$(85,301)
Total derivatives	$(80,105)	$(85,301)

	Three Months Ended March 31,
	2011	2010
Gain (loss) on interest rate swap (1)	$5,196	$(5,854)
Loss on foreign currency swap (2)	—	(110)
Total	$5,196	$(5,964)

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

8.  Distributions

With the authorization of its board of directors, the Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. Beginning July 1, 2010, the annual distribution rate was decreased from 6% to 5% (based on the Company’s most recent primary offering share price of $10.08 per share, assuming the current distribution rate is maintained for a twelve-month period). The Company has continued to declare distributions at an annual rate of 5% per share through June 30, 2011.

        The table below outlines the Company’s total distributions declared to shareholders and noncontrolling interests for each of the quarters during 2011 and 2010, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Shareholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared

2011
March 31, 2011	$15,491	$12,324	$27,815	$1,151

2010
December 31, 2010	$15,473	$12,830	$28,303	$1,123
September 30, 2010	$14,986	$13,172	$28,158	$1,067
June 30, 2010	$17,226	$16,011	$33,237	$1,205
March 31, 2010	$16,480	$16,170	$32,650	$1,129
Total	$64,165	$58,183	$122,348	$4,524

9.  Related Party Transactions

   The table below outlines fees and expense reimbursements incurred that are payable to Hines, the Advisor and Hines Real Estate Investments, Inc. (the “Dealer Manager”) for the three months ended March 31, 2011 and 2010 and outstanding as of March 31, 2011 and December 31, 2010. All amounts are in thousands:

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31,	December 31,
Type and Recipient	2011	2010	2011	2010
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership	$3,884	$3,877	$77,217	$73,333

Due to Affiliates
Selling Commissions – the Dealer Manager	$-	$89	$-	$-
Dealer Manager Fee – the Dealer Manager	-	29	-	-
Issuer Costs - the Advisor	10	-	-	9
Asset Management Fee – the Advisor	3,759	3,778	3,759	3,759
Disposition Fee – the Advisor	-	384	-	-
Debt Financing Fee – the Advisor	-	650	-	-
Other - The Advisor (1)	802	579	445	785
Property Management Fee – Hines	1,834	1,871	164	12
Leasing Fee – Hines	1,345	488	1,037	958
Tenant Construction Management Fees – Hines	9	-	8	15
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	4,427	4,315	441	633
Due to Affiliates			$5,854	$6,171

(1)   Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses. These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Change in other assets	$(1,332)	$(1,848)
Change in tenant and other receivables	(1,494)	(1,501)
Change in deferred leasing costs	(13,542)	(8,745)
Change in accounts payable and accrued expenses	(5,199)	(8,848)
Change in participation interest liability	3,884	3,877
Change in other liabilities	(1,197)	328
Change in due to affiliates	(313)	(4,567)
Changes in assets and liabilities	$(19,193)	$(21,304)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$21,249	$22,647
Cash paid for income taxes	$216	$909
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$28,966	$33,779
Distributions reinvested	$12,830	$16,692

12.  Commitments and Contingencies

On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to fund $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods. As of March 31, 2011, $2.2 million of this commitment remained unfunded and was recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

On July 1, 2010, Deloitte LLP (“Deloitte”) signed a lease renewal for its space in JPMorgan Chase Tower, an office property located in Dallas, Texas. In connection with this renewal, the Company committed to fund $18.1 million of construction costs related to Deloitte’s expansion and refurbishment of its space, to be paid in future periods. As of March 31, 2011, $10.4 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

13.  Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments

The valuation of these instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following tables set forth the Company’s interest rate swaps which are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2011 and December 31, 2010, (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011	$(80,105)	$—	$(80,105)	$—
December 31, 2010	$(85,301)	$—	$(85,301)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Participation Interest

The Company records a liability related to the Participation Interest based on the estimated settlement value in the accompanying condensed consolidated balance sheets which is remeasured at fair value at each balance sheet date. The fair value of the shares underlying the Participation Interest liability is determined based on the related redemption price in place as of each balance sheet date. Adjustments required to record this liability at fair value are included in asset management and acquisition fees in the accompanying condensed consolidated statements of operations.

Other Financial Instruments

As of March 31, 2011, management estimated that the fair value of notes payable, which had a carrying value of $1.5 billion, was $1.5 billion. As of December 31, 2010, management estimated that the fair value of notes payable, which had a carrying value of approximately $1.5 billion, was $1.5 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

	Three Months Ended March 31,
	2011	2010
Office properties	$79,412	$83,983
Domestic industrial property	1,135	1,098
Total revenue	$80,547	$85,081

Net operating income (1)
Office properties (1)	$43,986	$47,814
Domestic industrial property (1)	883	863
Total segment net operating income	$44,869	$48,677

Equity in earnings (losses) of unconsolidated entities
Equity in losses of domestic office properties	$(2,414)	$(2,402)
Equity in earnings (losses) of domestic retail properties	1	(5)
Equity in earnings of international industrial property	587	689
Total equity in earnings (losses) of unconsolidated entities	$(1,826)	$(1,718)

Total assets	March 31, 2011	December 31, 2010
Office properties	$2,584,903	$2,592,579
Domestic industrial property	40,008	41,650
Investment in unconsolidated entities -
Office properties	272,020	275,372
Domestic retail properties	64,592	66,123
International industrial property	32,844	32,303
Corporate-level accounts (2)	139,213	141,989
Total assets	$3,133,580	$3,150,016

	Three Months Ended March 31,
	2011	2010
Reconciliation to net loss
Total segment net operating income	$44,869	$48,677
Depreciation and amortization	(25,680)	(27,753)
Asset management and acquisition fees	(7,643)	(7,655)
General and administrative	(1,610)	(1,363)
Gain (loss) on derivative instruments, net	5,196	(5,854)
Interest expense	(22,527)	(22,732)
Interest income	69	87
Provision for income taxes	(130)	(114)
Equity in losses of unconsolidated entities, net	(1,826)	(1,718)
Income from discontinued operations, net of tax	-	5,487
Net loss	$(9,282)	$(12,938)

(1)	Revenues less property operating expenses, real property taxes and property management fees.

(2)
  This amount is primarily made of the Company's $106.3 million deposit to HSH Nordbank (see Note 2 - Summary of Significant Accounting Policies - Other Assets for additional information) and cash at the corporate level.

15. Subsequent Events

Declaration of Distributions

With the authorization of its board of directors, the Company declared distributions for the months of April, May and June 2011. These distributions will be calculated based on shareholders of record each day during each month in an amount equal to $0.00138082 per share, per day and will be paid on July 1, 2011 in cash or reinvested in stock for those participating in the Company’s dividend reinvestment plan.

1515 S Street Mortgage Extension

In April 2011, the Company received an extension letter from the lender related to 1515 S Street’s mortgage. This extension letter extends the original maturity date from May 1, 2011 to August 1, 2011.

*****

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•	Risks associated with debt;

•	Competition for tenants, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

•
Risks associated with adverse changes in general economic or local market conditions, including terrorist attacks and other acts of violence, which may affect the markets in which we and our tenants operate;

•	Catastrophic events, such as hurricanes, earthquakes, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

•	Risks associated with the currency exchange rate related to our international investments;

•
Risks associated with our international investments, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

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

•
Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

•
Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities; and

•	Our ability to continue to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of March 31, 2011, we had direct and indirect interests in 59 properties. These properties consist of 44 office properties located throughout the United States, one mixed-use office and retail property in Toronto, Ontario, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located primarily in five states in the Southeastern United States (the “Grocery-Anchored Portfolio”).

In order to provide capital for these investments, we raised over $2.5 billion through public offerings of our common stock since we commenced our initial public offering in June 2004. In consideration of market conditions and other factors, our board of directors determined to cease sales of our shares to new investors pursuant to the third public offering as of January 1, 2010. However, we have continued to sell shares under our dividend reinvestment plan. Based on market conditions and other considerations, we do not currently expect to commence any future offerings other than those related to shares issued under our dividend reinvestment plan. The economic recession has had a significant negative impact on demand for all types of commercial space, and U.S. commercial real estate sales transaction volume in the last three years was down dramatically from the record high in 2007. This combination of real estate and capital markets factors has led to significant declines in commercial real estate values across all property types. Although investment transaction volume increased in 2010, the economic turmoil of the last few years has negatively impacted the values of real estate investments relative to their prior levels. We expect these conditions will negatively impact the estimated value of our shares upon our next valuation which is due to occur no later than June 30, 2011.

We pay distributions to our shareholders on a quarterly basis. Beginning July 1, 2010, the annual distribution rate was decreased from 6% to 5% (based on our most recent primary offering share price of $10.08 per share, assuming the current distribution rate is maintained for a twelve-month period). We have continued to declared distributions at an annual rate of 5% per share through June 30, 2011. However, in light of the current economic conditions, we expect that the level of distributions to our shareholders may decrease in future periods.

Our board of directors and our officers remain focused on carefully managing our cash position and maintaining appropriate levels of liquidity to meet our operating and capital needs in an environment where access to capital in the equity and debt markets remains constrained.  To that end, in November 2009, our board of directors suspended our share redemption program until further notice, except with respect to redemption requests made in connection with the death or disability of a shareholder.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in "Management’s Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to our policies during 2011.

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

Our portfolio was 58% leveraged as of March 31, 2011, with 92% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps) which expire in more than one year. This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents on hand as of that date and deposits related to our mortgages.

We have one mortgage loan with $45.0 million of outstanding principal which will mature in 2011.  We are currently negotiating with lenders and expect to refinance this mortgage prior to its maturity. In April 2011, we received a letter from the lender which extends the original maturity date from May 1, 2011 to August 1, 2011. However, there is no assurance that we will be able to refinance this mortgage or that we will be able to do so at terms that are acceptable to us.  If we are unable to refinance this mortgage, we will use cash flows from operating activities or proceeds from the sale of other real estate investments, if any, to pay off the outstanding mortgage. In addition, the KeyBank revolving line of credit matures August 3, 2011, subject to an extension at our election for an additional six month period.  The outstanding balance of this facility on March 31, 2011, is $17.5 million.  We will use cash flows from operating activities or proceeds from the sale of other real estate investments, if any, to pay off the outstanding balance upon maturity. As of March 31, 2011, we have mortgage loans expiring in 2012 and 2013 with outstanding principal balances of $224.6 million and $457.5 million, respectively. We expect to refinance these mortgages, but if we are unable to refinance or are required to make principal payments upon refinancing, we will use cash flows from operating activities or proceeds from the sale of other real estate investments. Additionally, we could be required to post additional collateral under our secured credit facility with HSH Nordbank in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows from Financing Activities - Debt Financings” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

Cash Flows from Operating Activities

Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by debt service, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur corporate-level debt service, general and administrative expenses, asset management and acquisition fees. In general, cash flows from operating activities are lower in the first quarter of each year due to the payment of annual property taxes incurred by many of our properties. Net cash used by operating activities was $4.0 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in cash flows from operating activities between 2011 and 2010 is due to adverse effects of the economic recession on commercial real estate fundamentals and our net operating income in addition to the sale of our Brazilian industrial properties during 2010.

Cash Flows from Investing Activities

Net cash provided by investing activities was approximately $466,000 and $38.4 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2010, we received proceeds of $35.0 million related to the sale of a Brazilian industrial property. We had no sales of properties during the three months ended March 31, 2011.

Cash Flows from Financing Activities

     Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have declared and expect to continue to declare distributions to shareholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly. Beginning July 1, 2010, the annual distribution rate was decreased from 6% to 5% (based on our most recent primary offering share price of $10.08 per share, assuming the current distribution rate is maintained for a twelve-month period). We have continued to declared distributions at an annual rate of 5% per share through June 30, 2011. In light of the current economic conditions, we expect that the level of distributions to our shareholders may decrease in future periods.

        The table below outlines our total distributions declared to shareholders and noncontrolling interests for each of the quarters during 2011 and 2010, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Shareholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2011
March 31, 2011	$15,491	$12,324	$27,815	$1,151

2010
December 31, 2010	$15,473	$12,830	$28,303	$1,123
September 30, 2010	$14,986	$13,172	$28,158	$1,067
June 30, 2010	$17,226	$16,011	$33,237	$1,205
March 31, 2010	$16,480	$16,170	$32,650	$1,129
Total	$64,165	$58,183	$122,348	$4,524

For the three months ended March 31, 2011 and 2010, we funded our cash distributions with distributions received from our unconsolidated investments, proceeds from the sales of our real estate investments and cash generated during prior periods, which included cash flows from operating activities and distributions received from our unconsolidated investments in excess of distributions.

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

We entered into a new $45.0 million revolving line of credit with KeyBank on February 3, 2011. This facility matures on August 3, 2011, subject to an extension at the Company’s election for an additional six month period. For the three months ended March 31, 2011, we received debt proceeds of $17.5 million related to borrowings under our revolving credit facility. We generally use proceeds from our revolving credit facility to fund general working capital needs.

For the three months ended March 31, 2010, we received debt proceeds of $29.0 million and made payments of $16.0 million related to borrowings under our revolving credit facility.

 Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

We owned 22 properties directly that were 89% leased as of March 31, 2011 compared to 24 properties that were 91% leased as of March 31, 2010. The table below includes revenues and expenses of our directly-owned properties for the three months ended March 31, 2011 and 2010. Please note, the following analysis excludes the activity of three properties which were sold during 2010. All amounts in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2011	2010	$	%
Total Revenue
Property revenues	$80,547	$85,081	$(4,534)	(5.3)%
Less: Property expenses (1)	35,808	36,518	(710)	(1.9)%
Total property revenues in excess of expenses	$44,739	$48,563	$(3,824)	(7.9)%

Interest and Depreciation/Amortization
Depreciation and amortization	$25,680	$27,753	$(2,073)	(7.5)%
Interest expense	$22,527	$22,732	$(205)	(0.9)%
Interest income	$69	$87	$(18)	(20.7)%
__________

(1)	Property expenses include property operating expenses, real property taxes, property management fees and income taxes.

Revenues and expenses from the operation of our properties for the three months ended March 31, 2011 declined as compared to the same period in 2010. Property revenues also decreased during these periods primarily due to adverse effects of the economic recession on commercial real estate fundamentals. For example, decreases in tenant demand and leasing velocity have led to declining rental rates and increased tenant incentives on lease renewals. We have also experienced increases in tenant defaults and a reduction of out-of-market lease intangible amortization, both of which have negatively impacted our revenues between the periods.

Depreciation and amortization decreased during the three months ended March 31, 2011 as compared to the same period in 2010 due to fully amortized lease intangibles.

Discontinued Operations

On January 22, 2010, we sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which we acquired in December 2008. The sales price was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD). On April 22, 2010, we sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paulo, Brazil, which we acquired in December 2008. The sales price was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD on the date of the transaction). The results of operations of Distribution Parks Araucaria, Elouveira and Vinhedo and the gain realized on the disposition of Araucaria were as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenues:
Rental revenue	$-	$3,109
Other revenue	-	-
Total revenues	-	3,109
Expenses:
Property operating expenses	-	67
Real property taxes	-	265
Property management fees	-	36
Depreciation and amortization	-	1,123
Total expenses	-	1,491
Income from discontinued operations before interest income, taxes and gain on sale	-	1,618
Interest income	-	67
Income taxes	-	(423)
Income from discontinued operations before gain on sale	-	1,262
Gain on sale of properties	-	4,225
Income from discontinued operations	$-	$5,487

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of March 31, 2011, we owned a 26.8% non-managing general partner interest in the Core Fund, which held interests in 24 properties that were 89% leased. As of March 31, 2010, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 25 properties that were 88% leased. Our equity in losses related to our investment in the Core Fund for the three months ended March 31, 2011 and 2010 was $2.4 million and $2.4 million, respectively.

Our Interest in the Grocery-Anchored Portfolio

We own a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio were insignificant for both the three months ended March 31, 2011 and 2010.

Our Interest in Distribution Park Rio

We own a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. Our equity in earnings related to our investment in Distribution Park Rio for the three months ended March 31, 2011 and 2010 was approximately $587,000 and $689,000, respectively.

CORPORATE-LEVEL ACTIVITIES

Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010. The gain or loss on derivative instruments recorded during the three months ended March 31, 2011 and 2010 is primarily the result of changes in the fair value of interest rate swaps during each period. In addition, we entered into a foreign currency swap in February 2010 in relation to our sale of Distribution Park Araucaria. We recognized a loss of approximately $110,000 related to this swap, which was recorded in income from discontinued operations in our condensed consolidated statements of operations. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

Other Corporate-level Activities

The tables below provide detail relating to our asset management and acquisition fees and general and administrative expenses. All amounts in thousands, except percentages:

	Three Months Ended March 31,		Change
	2011	2010	$	%

Asset management and acquisition fees	$7,643	$7,655	$(12)	(0.2)%
General and administrative expenses	$1,610	$1,363	$247	18.1%

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

Net Income Attributable to Noncontrolling Interests

As of March 31, 2011 and 2010, affiliates of Hines owned a 4.1% and 3.4% noncontrolling interest in the Operating Partnership, respectively. During the three months ended March 31, 2011 and 2010, we allocated income of approximately $1.2 million and $1.1 million, respectively, to these affiliates.

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

In addition to FFO, management uses modified funds from operations (“MFFO”) as defined by the Investment Program Association (“IPA”) as a non-GAAP supplemental financial performance measure to evaluate our operating performance. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are necessary due to changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO. These changes have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives, the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, non-cash impairment charges and certain other items as described in the footnotes below. Management uses MFFO to evaluate the financial performance of our investment portfolio. In addition, management uses MFFO to evaluate and establish our distribution policy and the sustainability thereof. Further, we believe MFFO is one of several measures that may be useful to investors in evaluating the potential performance of our portfolio.

FFO and MFFO should not be considered as alternatives to net income (loss) or to cash flows from operating activities, but rather should be reviewed in connection with these and other GAAP measurements. In addition, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs. Please see the limitations listed below associated with the use of MFFO:

•
MFFO excludes gains (losses) related to changes in estimated values of derivative instruments related to our interest rate swaps. Although we expect to hold these instruments to maturity, if we were to settle these instruments currently, it would have an impact on our operations.

•	Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

•
Our business is subject to volatility in the real estate markets and general economic conditions, and adverse changes in those conditions could have a material adverse impact on our business, results of operations and MFFO. Accordingly, the predictive nature of MFFO is uncertain and past performance may not be indicative of future results.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts).

	Three Months Ended March 31,
	2011	2010
Net loss	$(9,282)	$(12,938)
Depreciation and amortization (1)	25,680	28,876
Gain on sale of investment property (2)	-	(4,225)
Adjustments to equity in earnings from unconsolidated entities, net (3)	8,863	10,586
Adjustments for noncontrolling interests (4)	(1,003)	(748)
Funds from operations	24,258	21,551
(Gain) loss on derivative instruments (5)	(5,196)	5,854
Other components of revenues and expenses (6)	(2,173)	(3,172)
Adjustments to equity in earnings (losses) from unconsolidated entities, net (3)	87	171
Adjustments for noncontrolling interests (4)	289	(95)
Modified Funds From Operations	17,265	24,309

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.06)
Funds From Operations Per Common Share	$0.11	$0.10
Modified Funds From Operations Per Common Share	$0.08	$0.11
Weighted Average Shares Outstanding	223,814	218,666

1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes $1.1 million of depreciation and amortization related to discontinued operations for the three months ended March 31, 2010.

2)
Represents the gain on disposition of certain real estate investments. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

3)
Includes adjustments to equity in earnings (losses) of unconsolidated entities, net, similar to those described in Notes 1, 2 and 6 for our unconsolidated entities, which are necessary to convert our share of income (loss) from unconsolidated entities to FFO and MFFO.

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

6)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended March 31,
	2011	2010
Straight-line rent adjustment (a)	$(2,350)	$(1,977)
Amortization of lease incentives (b)	2,815	1,788
Amortization of out-of-market leases (b)	(2,849)	(3,196)
Other	211	213
	$(2,173)	$(3,172)

a	)
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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

·
Pursuant to the terms of the Grocery Anchored Portfolio joint venture agreement, for the three months ended March 31, 2011 and 2010, we received distributions of approximately $670,000 and $679,000 in excess of our pro-rata share of the joint venture’s MFFO, respectively.

·
On January 22, 2010, we sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which we acquired in December 2008 for $33.0 million. Net proceeds from the sale after deducting transaction costs, fees and taxes were $34.6 million.

·	Amortization of deferred financing costs was approximately $709,000 and $740,000 for the three months ended March 31, 2011 and 2010, respectively, and was deducted in determining MFFO.

·	A portion of our acquisition and asset management fees are paid in equity through the Participation Interest. For both the three months ended March 31, 2011 and 2010, this amount was $3.9 million.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer manager fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described elsewhere in this Quarterly Report on Form 10-Q and previously in our Annual Report on Form 10-K for the year ended December 31, 2010. For the three months ended March 31, 2010, we paid the Advisor a disposition fee in connection with our dispositions of properties in Brazil. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Results for our Directly-Owned Properties - Discontinued Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Declaration of Distributions

With the authorization of our board of directors, we declared distributions for the months of April, May and June 2011. These distributions will be calculated based on shareholders of record each day during each month in an amount equal to $0.0138082 per share, per day and will be paid on July 1, 2011 in cash or reinvested in stock for those participating in our dividend reinvestment plan.

1515 S Street Mortgage Extension

In April 2011, we received an extension letter from the lender related to 1515 S Street’s mortgage. This extension letter extends the original maturity date from May 1, 2011 to August 1, 2011.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk.

As of March 31, 2011, we had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the debt outstanding under the HSH Credit Facility to which our outstanding interest rate swaps relate. In addition, as of March 31, 2011 we have a variable interest rate mortgage in the amount of $64.3 million, which had an interest rate as of March 31, 2011 of 6.5%. If interest rates increased by 1%, we would incur an additional $643,000 in annual interest expense. Please see “Debt Financings” above for more information concerning our outstanding debt.

We currently have investments in Canada and Brazil and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. For all currencies, we are currently a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. During the three months ended March 31, 2011 and 2010, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations” for additional information. Generally, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at a fixed rate of interest in the local currency related to our property in Toronto, Canada. To the extent that currency fluctuations increase or decrease net operating income as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in net operating income, and, to some extent, mitigate the risk from changes in foreign currency rates. Based upon our equity ownership in our international subsidiaries as of March 31, 2011, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the net book value of our investments in our international subsidiaries by approximately $8.1 million and would decrease the quarterly net income of our international subsidiaries by approximately $416,000.

 Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 13, 2011, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A of our 2010 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, we did not sell or issue any equity securities that were not registered under the Securities Act.

All eligible requests for redemptions received by the Company were redeemed using proceeds from our dividend reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs (2)
January 1, 2011 to March 31, 2011 (1)	320,159	$9.15	320,159	1,339,263
Total	320,159		320,159

(1) All shares were redeemed on January 3, 2011.
(2) Our share redemption program is currently limited to requests made in connection with the death or disability of a stockholder. If we determine to redeem shares, we redeem shares on a quarterly basis and such redemptions will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the quarter prior to the quarter in which the redemption request was received. This amount represents the number of shares available for redemption on April 1, 2011. For more information regarding our share redemption program, please see Item 5 of our 2010 Annual Report on Form 10-K.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

May 13, 2011	By:	/s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

May 13, 2011	By:	s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chief Financial Officer

EXHIBT INDEX

Exhibit No.			Description
3.1		—
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