Form 10-Q
period 2011-06-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2011-08-15
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller Reporting Company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 3, 2011, 226.0 million shares of the registrant’s common stock were outstanding.

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,965,951	$2,213,212
Investments in unconsolidated entities	348,215	373,798
Cash and cash equivalents	147,074	64,592
Restricted cash	110,135	3,852
Distributions receivable	2,487	2,236
Tenant and other receivables	66,568	53,469
Intangible lease assets, net	182,567	220,981
Deferred leasing costs, net	107,591	101,467
Deferred financing costs, net	7,914	7,401
Other assets	4,832	109,008

TOTAL ASSETS	$2,943,334	$3,150,016

LIABILITIES:
Accounts payable and accrued expenses	$63,081	$81,971
Due to affiliates	5,507	6,171
Intangible lease liabilities, net	55,520	72,465
Other liabilities	14,901	17,661
Interest rate swap contracts	89,101	85,301
Participation interest liability	69,152	73,333
Distributions payable	29,460	29,426
Notes payable	1,327,966	1,521,544

Total liabilities	1,654,688	1,887,872
Commitments and contingencies (Note 12)	—	—
EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2011 and December 31, 2010	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of June 30, 2011 and December 31, 2010; 224,764 and 222,795 common shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	225	223
Additional paid-in capital	1,553,612	1,590,488
Retained deficit	(271,579)	(340,610)
Accumulated other comprehensive income	6,388	12,043

Shareholders’ equity	1,288,646	1,262,144
Noncontrolling interests	—	—

Total equity	1,288,646	1,262,144

TOTAL LIABILITIES AND EQUITY	$2,943,334	$3,150,016

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2011 and 2010
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$65,783	$63,743	$129,276	$131,989
Other revenue	5,857	5,494	11,271	11,307

Total revenues	71,640	69,237	140,547	143,296
Expenses:
Property operating expenses	19,277	19,536	38,647	40,007
Real property taxes	7,506	6,775	16,438	15,643
Property management fees	1,651	1,602	3,204	3,226
Depreciation and amortization	24,142	25,187	47,548	50,737
Asset management and acquisition fees	(4,312)	7,623	3,331	15,278
General and administrative	1,865	2,426	3,478	3,789

Total expenses	50,129	63,149	112,646	128,680

Income from continuing operations before other income (expenses), provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	21,511	6,088	27,901	14,616
Other income (expenses):
Loss on derivative instruments, net	(8,996)	(24,374)	(3,800)	(30,227)
Interest expense	(20,394)	(20,260)	(40,285)	(40,491)
Interest income	88	63	143	144

Loss from continuing operations before provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	(7,791)	(38,483)	(16,041)	(55,958)

Provision for income taxes	(136)	(111)	(218)	(240)
Equity in earnings (losses) of unconsolidated entities, net	(19,299)	11,297	(21,126)	9,579

Loss from continuing operations	(27,226)	(27,297)	(37,385)	(46,619)

Income from discontinued operations, net of taxes	107,908	18,878	108,784	25,264

Net income (loss)	80,682	(8,419)	71,399	(21,355)

Less: Net income attributable to noncontrolling interests	(1,217)	(1,205)	(2,368)	(2,334)

Net income (loss) attributable to common shareholders	$79,465	$(9,624)	$69,031	$(23,689)

Basic and diluted loss per common share	$0.35	$(0.04)	$0.31	$(0.11)

Distributions declared per common share	$0.12	$0.15	$0.25	$0.30

Weighted average number of common shares outstanding	224,764	220,421	224,292	219,548

Net comprehensive income (loss):
Net income (loss)	$80,682	$(8,419)	$71,399	$(21,355)
Other comprehensive loss:
Foreign currency translation adjustment	(7,718)	(28,208)	(5,655)	(41,072)

Net comprehensive income (loss)	72,964	(36,627)	65,744	(62,427)
Net comprehensive income attributable to noncontrolling interests	(1,217)	(1,205)	(2,368)	(2,334)

Net comprehensive income (loss) attributable to common shareholders	$71,747	$(37,832)	$63,376	$(64,761)

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2011 and 2010
(In thousands)
(UNAUDITED)

	Hines Real Estate Investment Trust, Inc.
					Accumulated Other
			Additional Paid-in		Comprehensive		Noncontrolling
	Common Shares	Amount	Capital	Accumulated Deficit	Income	Total	Interests
BALANCE, January 1, 2011	222,795	$223	$1,590,488	$(340,610)	$12,043	$1,262,144	$—
Issuance of common shares	2,626	3	25,151	—	—	25,154	—
Redemption of common shares	(657)	(1)	(5,936)	—	—	(5,937)	—
Distributions declared	—	—	(56,057)	—	—	(56,057)	(2,368)
Other offering costs, net	—	—	(34)	—	—	(34)	—
Net loss	—	—	—	69,031	—	69,031	2,368
Foreign currency translation adjustment	—	—	—	—	3,236	3,236	—
Foreign currency translation adjustment included in income	—	—	—	—	(8,891)	(8,891)	—

BALANCE June 30, 2011	224,764	$225	$1,553,612	$(271,579)	$6,388	$1,288,646	$—

					Accumulated Other
			Additional Paid-in		Comprehensive		Noncontrolling
	Common Shares	Amount	Capital	Accumulated Deficit	Income (Loss)	Total	Interests
BALANCE, January 1, 2010	217,237	$217	$1,661,006	$(300,703)	$48,408	$1,408,928	$—
Issuance of common shares	3,565	3	34,190	—	—	34,193	—
Redemption of common shares	(380)	—	(6,240)	—	—	(6,240)	—
Distributions declared	—	—	(65,887)	—	—	(65,887)	(2,334)
Selling commissions and dealer manager fees	—	—	(119)	—	—	(119)	—
Net income (loss)	—	—	—	(23,689)	—	(23,689)	2,334
Foreign currency translation adjustment	—	—	—	—	(3,920)	(3,920)	—
Foreign currency translation adjustment included in income	—	—	—	—	(37,152)	(37,152)	—

BALANCE June 30, 2010	220,422	$220	$1,622,950	$(324,392)	$7,336	$1,306,114	$—

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(UNAUDITED)

	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$71,399	$(21,355)
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	53,900	55,448
Gain on sale of investment property	(107,241)	(22,537)
Equity in earnings (losses) of unconsolidated entities	21,126	(9,579)
Distributions received from unconsolidated entities	1,655	862
Loss on derivative instruments, net	3,800	30,227
Net change in operating accounts	(50,373)	(27,561)

Net cash from operating activities	(5,734)	5,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	4,709	5,519
Investments in property	(2,782)	(3,023)
Proceeds from sale of land and improvements, net	128,709	130,052
Change in cash collateral on notes payable	106,248	—
Change in restricted cash	(106,283)	2,661

Net cash from investing activities	130,601	135,209

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in other liabilities	340	46
Proceeds from issuance of common stock	—	1,569
Redemption of common shares	(6,016)	(3,474)
Payments of selling commissions and dealer manager fees	—	(166)
Payment of organizational and offering expenses	(32)	—
Distributions paid to shareholders and noncontrolling interests	(33,237)	(34,808)
Proceeds from notes payable	43,000	94,000
Payments on notes payable	(44,073)	(169,250)
Additions to deferred financing costs	(2,291)	(2,002)

Net cash from financing activities	(42,309)	(114,085)

Effect of exchange rate changes on cash	(76)	735

Net change in cash and cash equivalents	82,482	27,364
Cash and cash equivalents, beginning of period	64,592	41,577

Cash and cash equivalents, end of period	$147,074	$68,941

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2011 and 2010
(UNAUDITED)
1. Organization
     The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2010 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of June 30, 2011 and December 31, 2010, and the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
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
     The Company commenced its third public offering (the “Third Offering”) on July 1, 2008, pursuant to which it offered up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under its dividend reinvestment plan. In consideration of market conditions and other factors, the Company’s board of directors determined to cease sales of its shares to new investors pursuant to the Third Offering as of January 1, 2010. The Company’s board of directors determined to continue sales of its shares under its dividend reinvestment plan pursuant to the Third Offering. As of December 31, 2010, Hines REIT had raised $506.9 million in proceeds through the Third Offering. The Third Offering expired as of December 31, 2010. The Company commenced a new $150.0 million offering of shares of its common stock under its dividend reinvestment plan (the “DRP Offering”) on July 1, 2010. From inception through June 30, 2011, Hines REIT had received gross offering proceeds of $54.3 million from the sale of 5.7 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan. On July 1, 2011, Hines REIT received gross offering proceeds of $12.2 million from the sale of 1.6 million shares through its dividend reinvestment plan.
     Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of June 30, 2011 and December 31, 2010, Hines REIT owned a 95.8% and 96.1%, respectively, general partner interest in the Operating Partnership.
  Noncontrolling Interests
     Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of both June 30, 2011 and December 31, 2010. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 3.7% and 3.4% limited partnership interest in the Operating Partnership as of June 30, 2011 and December 31, 2010, respectively, which is a profits interest (the “Participation Interest”). See Notes 9 and 13 for additional information regarding the Participation Interest.

  Investment Property
     As of June 30, 2011, the Company owned direct and indirect investments in 58 properties. These properties consisted of 44 U.S. office properties, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).
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
  International Operations
     The Canadian dollar is the functional currency for the Company’s subsidiaries operating in Toronto, Ontario and the Brazilian real is the functional currency for the Company’s subsidiary operating in Brazil. The Company’s foreign subsidiaries translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities were translated at the exchange rate in effect as of the balance sheet date. Income statement amounts were translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These translation gains or losses were included in accumulated other comprehensive income as a separate component of shareholders’ equity. Upon disposal of these subsidiaries, the Company removed the accumulated translation adjustment from equity and included it as part of the gain or loss on disposal in its consolidated statement of operations. As of June 30, 2011, the Company has $6.4 million included in accumulated other comprehensive income related to its investment in Distribution Park Rio, which is accounted for using the equity method.
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
     At June 30, 2011, management believes no such impairment has occurred for the Company’s directly-owned assets (see discussion of the Core Fund’s impairment of five of its properties in Note 5 — Unconsolidated Entities below). If market conditions deteriorate or if management’s plans for certain properties change, impairment charges could be required in the future.
     Sale of Investment Property
     The Company recognizes gain on the sale of real estate when the following conditions are met: (i) the sale is consummated, (ii) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (iii) the Company’s receivable is not subject to future subordination and (iv) the Company has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.

  Restricted Cash
     As of June 30, 2011 and December 31, 2010, the Company had restricted cash of $110.1 million and $3.9 million. In May 2011, the Company replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal. As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the condensed consolidated balance sheet. See Other Assets discussion below for additional details. The remaining balance for each period is related to escrow accounts required by certain of the Company’s mortgage agreements.
  Tenant and Other Receivables
     Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent. An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $6.6 million and $4.0 million, at June 30, 2011 and December 31, 2010, respectively.
  Deferred Leasing Costs
     Deferred leasing costs primarily consist of direct leasing costs such as third-party leasing commissions and tenant inducements. Deferred leasing costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as a reduction to rental revenue and the amortization of other direct leasing costs is recorded as a component of amortization expense. The Company had additions of direct leasing costs of $20.8 million during the six months ended June 30, 2011, due to leases executed at several of the Company’s properties which contained significant tenant inducements.
     Tenant inducement amortization was $3.3 million and $2.0 million for the three months ended June 30, 2011 and 2010, respectively. In addition, the Company recorded $1.4 million and $1.2 million as amortization expense related to other direct leasing costs for the three months ended June 30, 2011 and 2010, respectively.
     Tenant inducement amortization was $6.1 million and $3.7 million for the six months ended June 30, 2011 and 2010, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $3.0 million and $2.2 million as amortization expense related to other direct leasing costs for the six months ended June 30, 2011 and 2010, respectively.
  Deferred Financing Costs
     Deferred financing costs consist of direct costs incurred in obtaining debt financing including the financing fees paid to our Advisor (see Note 9 — Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended June 30, 2011 and 2010, approximately $918,000 and $732,000, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2011 and 2010, $1.6 million and $1.5 million, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations.
  Other Assets
     Other assets included the following (in thousands):

	June 30, 2011		December 31, 2010
Prepaid insurance	$2,185		$911
Prepaid/deferred taxes	1,874	(1)	994
Cash collateral for HSH mortgage facility	—		106,251	(2)
Other	773		852

Total	$4,832		$109,008

(1)	At June 30, 2011 prepaid/deferred taxes consist primarily of prepaid property taxes.

(2)	During the fourth quarter of 2009, the Company made collateral deposits totaling $106.1 million to HSH Nordbank in order to rebalance the collateral for the properties under the Company’s pooled mortgage facility. The increase in the cash collateral since that time is due to interest earned on these deposits, which accrue to the Company and is reflected as an increase in the balance. In May 2011, the Company replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal. As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the condensed consolidated balance sheet.

  Revenue Recognition
     Rental payments are generally paid by the tenants prior to the beginning of each month. As of June 30, 2011 and December 31, 2010, respectively, the Company recorded liabilities of $8.0 million, and $9.3 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheet. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $48.1 million and $47.2 million as of June 30, 2011 and December 31, 2010, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.
     Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.
  Redemption of Common Stock
     Financial instruments that represent a mandatory obligation of the Company to repurchase shares are required to be classified as liabilities and reported at settlement value. Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved. At such time, the Company reclassifies such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $2.9 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of both June 30, 2011 and December 31, 2010 related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity. Effective November 30, 2009, the Company suspended its share redemption program except for redemption requests made in connection with the death or disability of a shareholder.
  Per Share Data
     Net income/loss per common share is calculated by dividing the net income/loss attributable to common shareholders for each period by the weighted average number of common shares outstanding during such period. Net income/loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.
  Recent Accounting Pronouncements
     In May 2011, FASB issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS (International Financial Reporting Standards). The adoption of this guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Management is currently evaluating this guidance and its potential impact on the Company.
     In June 2011, FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a material effect on the Company’s financial statements.

3. Real Estate Investments
     The following table provides summary information regarding the properties in which the Company owned interests as of June 30, 2011. All assets which are 100% owned by the Company are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio.

		Date	Leasable	Percent	Effective
Property	City	Acquired	Square Feet	Leased	Ownership (1)
Directly-owned Properties
321 North Clark	Chicago, Illinois	04/2006	888,837	75%	100%
Citymark	Dallas, Texas	08/2005	219,117	84%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,253,353	84%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	98%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	88%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579	100%	100%
2100 Powell	Emeryville, California	12/2006	344,433	100%	100%
Williams Tower	Houston, Texas	05/2008	1,479,764	87%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
One Wilshire	Los Angeles, California	08/2007	661,553	95%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,912	60%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,018,428	82%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	768,648	85%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	85%	100%
1515 S Street	Sacramento, California	11/2005	349,740	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	254,145	92%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	74%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	99%	100%

Total for Directly-Owned Properties			11,369,778	88%

Indirectly-owned Properties

Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	90%	22%
The Carillon Building	Charlotte, North Carolina	07/2007	472,895	85%	22%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	92%	22%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	94%	22%
Three First National Plaza	Chicago, Illinois	03/2005	1,429,804	92%	18%
333 West Wacker	Chicago, Illinois	04/2006	855,712	77%	18%
One Shell Plaza	Houston, Texas	05/2004	1,230,395	99%	11%
Two Shell Plaza	Houston, Texas	05/2004	565,573	95%	11%
425 Lexington Avenue	New York, New York	08/2003	700,034	100%	11%
499 Park Avenue	New York, New York	08/2003	291,515	92%	11%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	83%	22%
Riverfront Plaza	Richmond, Virginia	11/2006	951,616	97%	22%
Johnson Ranch Corporate Centre	Roseville, California	05/2007	179,990	41%	18%
Roseville Corporate Center	Roseville, California	05/2007	111,418	62%	18%
Summit at Douglas Ridge	Roseville, California	05/2007	185,128	74%	18%
Olympus Corporate Centre	Roseville, California	05/2007	193,178	51%	18%
Douglas Corporate Center	Roseville, California	05/2007	214,606	89%	18%
Wells Fargo Center	Sacramento, California	05/2007	502,365	93%	18%
525 B Street	San Diego, California	08/2005	449,180	96%	22%
The KPMG Building	San Francisco, California	09/2004	379,328	88%	22%
101 Second Street	San Francisco, California	09/2004	388,370	92%	22%
720 Olive Way	Seattle, Washington	01/2006	300,710	85%	18%
1200 19th Street	Washington, D.C.	08/2003	337,486	83%	11%
Warner Center	Woodland Hills, California	10/2006	808,274	89%	18%

Total for Core Fund Properties			14,612,177	90%

		Date	Leasable	Percent		Effective
Property	City	Acquired	Square Feet	Leased		Ownership (1)
Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	99,749	86%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	93%		70%
Champions Village	Houston, Texas	11/2008	384,581	88%		70%
King’s Crossing	Kingwood, Texas	11/2008	126,397	97%		70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	93%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,796	78%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	88,108	96%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	93%		70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,652	96%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	98%		70%

Total for Grocery-Anchored Portfolio			1,505,835	90%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	07/2007	693,115	100%		50%
Total for All Properties			28,180,905	89	%(2)

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. On June 30, 2011, Hines REIT owned a 95.8% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 4.2% interest in the Operating Partnership. In addition, the Company owned an approximate 26.8% non-managing general partner interest in the Core Fund as of June 30, 2011. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.6% to 83.0%.

(2)	This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties. The percentage leased based on the Company’s effective ownership interest in each property is 89%.
     On June 1, 2011, the Company sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada. The contract sale price for Atrium on Bay was $344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale), exclusive of transaction costs. The net proceeds received from this sale were $128.7 million after transaction costs, assumption of related mortgage debt by the purchaser and local taxes.
  Investment Property, net
     Investment property consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Buildings and improvements	$1,763,195	$1,953,741
Less: accumulated depreciation	(180,084)	(176,263)

Buildings and improvements, net	1,583,111	1,777,478
Land	382,840	435,734

Investment property, net	$1,965,951	$2,213,212

  Lease Intangibles
     As of June 30, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$320,179	$53,446	$106,820
Less: accumulated amortization	(166,612)	(24,446)	(51,300)

Net	$153,567	$29,000	$55,520

     As of December 31, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease	Out-of-Market Lease
	In-Place Leases	Assets	Liabilities
Cost	$361,367	$57,637	$130,892
Less: accumulated amortization	(173,860)	(24,163)	(58,427)

Net	$187,507	$33,474	$72,465

     Amortization expense of in-place leases was $11.9 million and $13.8 million for the three months ended June 30, 2011 and 2010, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $2.5 million and $3.2 million, respectively. Amortization expense of in-place leases was $23.5 million and $28.9 million for the six months ended June 30, 2011 and 2010, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $5.3 million and $6.4 million, respectively.
     Expected future amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from July 1 through December 31, 2011 and for each of the years ended December 31, 2012 through 2015 is as follows (in thousands):

		Out-of-Market
	In-Place Leases	Leases, Net
July 1 through December 31, 2011	$17,837	$(3,239)
2012	29,638	(6,854)
2013	24,497	(6,666)
2014	19,149	(4,371)
2015	17,332	(3,460)
  Leases
     In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of June 30, 2011, the approximate fixed future minimum rentals for the period from July 1 through December 31, 2011 and for each of the years ended December 31, 2012 through 2015 and thereafter are as follows (in thousands):

Fixed Future Minimum
Rentals
July 1 through December 31, 2011	$100,277
2012	187,465
2013	160,406
2014	136,992
2015	128,988
Thereafter	472,490

Total	$1,186,618

     During the six months ended June 30, 2011 and 2010, the Company did not earn more than 10% of its revenue from any individual tenant.

4. Discontinued Operations
     On January 22, 2010, the Company sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which it acquired in December 2008. The sales price was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD). On April 22, 2010, the Company sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paulo, Brazil, which it acquired in December 2008. The sales price was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD). The Brazilian real was the functional currency of the Company’s subsidiaries that operated in Brazil. The financial statements of these subsidiaries were translated into U.S. dollars for reporting purposes. Gains or losses resulting from translation were included in accumulated and other comprehensive income as a separate component of shareholders’ equity. Upon disposal of these subsidiaries the Company removed the accumulated translation adjustment from equity and included it as part of the gain or loss on disposal in its consolidated statement of operations.
     On June 1, 2011, the Company sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada, which the Company acquired in February 2007. The sales price for Atrium on Bay was $344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale). The Canadian dollar was the functional currency of the Company’s subsidiaries that operated in Canada. The financial statements of these subsidiaries were translated into U.S. dollars for reporting purposes. Gains or losses resulting from translation were included in accumulated and other comprehensive income as a separate component of shareholders’ equity. Upon disposal of these subsidiaries, the Company removed the accumulated translation adjustment from equity and included it as part of the gain or loss on disposal in its condensed consolidated statement of operations. The results of operations of Distribution Parks Araucaria, Elouveira, Vinhedo and Atrium on Bay and the gain realized on the disposition of these properties are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$6,996	$9,781	$17,298	$22,648
Other revenue	1,025	1,516	2,365	2,780

Total revenues	8,021	11,297	19,663	25,428
Expenses:
Property operating expenses	2,313	3,144	5,332	6,072
Real property taxes	1,650	2,626	4,225	5,204
Property management fees	194	259	475	561
Depreciation and amortization	1,497	2,185	3,770	5,510

Total expenses	5,654	8,214	13,802	17,347
Income from discontinued operations before interest income (expense), taxes and gain on sale	2,367	3,083	5,861	8,081
Interest expense	(1,791)	(2,532)	(4,426)	(5,033)
Interest income	16	16	33	89
(Provision) benefit for income taxes	75	—	75	(410)

Income from discontinued operations before gain on sale	667	567	1,543	2,727
Gain on sale of properties	107,241	18,311	107,241	22,537

Income from discontinued operations	$107,908	$18,878	$108,784	$25,264

The tables below show income (loss) and income (loss) per share attributable to common shareholders allocated between continuing operations and discontinued operations:

Loss from continuing operations attributable to common shareholders	$(23,984)	$(27,841)	$(35,260)	$(48,078)
Income from discontinued operations attributable to common shareholders	103,449	18,217	104,291	24,389

Net income (loss) attributable to common shareholders	$79,465	$(9,624)	$69,031	$(23,689)

Basic and diluted income (loss) per share attributable to common shareholders
Loss from continuing operations	$(0.11)	$(0.13)	$(0.16)	$(0.22)
Income from discontinued operations	$0.46	$0.08	$0.46	$0.11

5. Investments in Unconsolidated Entities
     The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$369,456	$373,320	$373,798	$379,057
Distributions declared	(3,357)	(3,028)	(6,616)	(6,370)
Equity in losses	(19,299)	11,297	(21,126)	9,579
Effect of exchange rate	1,415	(375)	2,159	(1,052)

Ending balance	$348,215	$381,214	$348,215	$381,214

     The Company has concluded its investment in the Grocery-Anchored Portfolio qualifies as a variable interest entity (“VIE”). The Grocery-Anchored Portfolio is financed with a $100 million secured note, which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”). The JV Partner is the manager of the investment properties, which provides it with the power to direct the activities of the VIE that most significantly impact the VIE’s financial performance. Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. During the period of its involvement with the VIE, the Company has not provided financial or other support to the Grocery-Anchored Portfolio, which it was not previously contractually required to provide. The table below includes the Company’s maximum loss exposure related to this investment as of June 30, 2011 and December 31, 2010, which is equal to the carrying value of its investment in the joint venture reflected in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

	Investment in Grocery
Period	-Anchored Portfolio (1)	Maximum Risk of Loss
June 30, 2011	$63,033	$63,033
December 31, 2010	$66,123	$66,123

(1)	Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in earnings.
Investment in the Core Fund
     Condensed consolidated financial information of the Core Fund is presented below:
Condensed Consolidated Balance Sheets of the Core Fund

	June 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash	$113,624	$131,353
Investment property, net	3,138,274	3,265,193
Other assets	779,781	725,498

Total Assets	$4,031,679	$4,122,044

LIABILITIES AND EQUITY
Debt	$2,455,876	$2,463,920
Other liabilities	306,010	260,922
Redeemable noncontrolling interests	415,931	454,036
Partners’ equity	853,862	943,166

Total Liabilities and Equity	$4,031,679	$4,122,044

Condensed Consolidated Statements of Operations of the Core Fund

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Revenues, other income and interest income	$117,119	$116,320	$234,573	$238,588
Property operating expenses	(54,507)	(46,164)	(110,213)	(103,444)
Interest expense	(33,414)	(35,944)	(66,710)	(69,281)
Depreciation and amortization	(35,934)	(40,608)	(73,669)	(82,386)
Impairment loss	(101,057)	—	(101,057)	—
Income tax expense	(106)	(105)	(213)	(195)
Income from discontinued operations	—	107,844	—	108,838
(Income) loss allocated to redeemable noncontrolling interests	33,784	(64,061)	34,561	(62,833)

Net income (loss)	$(74,115)	$37,282	$(82,728)	$29,287

     During the second quarter of 2011, the Core Fund recorded an impairment loss of $101.1 million related to five of its properties located in suburban Sacramento. This resulted in an increase in the Company’s equity in losses of the Core Fund for the six months ended June 30, 2011 of $18.0 million.
     Three First National Plaza
     In June 2011, the Core Fund entered into a contract to sell its interest in Three First National Plaza, an office building located in Chicago, Illinois. This sale is expected to close during the third quarter of 2011. However, there can be no assurance the sale will be completed.
     One North Wacker
     In July 2011, the Core Fund entered into a contract to sell 49% of its interest in One North Wacker, an office building located in Chicago, Illinois. This sale is expected to close by the fourth quarter of 2011. However, there can be no assurance the sale will be completed.
Investment in Distribution Park Rio
     Condensed consolidated financial information of Distribution Park Rio is presented below:
Condensed Consolidated Balance Sheets of Distribution Park Rio

	June 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash	$141	$55
Investment property, net	67,134	62,476
Other assets	1,560	2,505

Total Assets	$68,835	$65,036

LIABILITIES AND EQUITY
Total liabilities	$495	$378
Partners’ equity	68,340	64,658

Total Liabilities and Equity	$68,835	$65,036

Condensed Consolidated Statements of Operations of Distribution Park Rio

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Total revenues and interest income	$2,303	$2,067	$4,556	$4,432
Total expenses	(954)	(1,006)	(2,061)	(1,968)

Net income	$1,349	$1,061	$2,495	$2,464

Investment in the Grocery-Anchored Portfolio
     Condensed consolidated financial information of the Grocery-Anchored Portfolio is presented below:
Condensed Consolidated Balance Sheets of WRI HR Retail Venture I LLC

	June 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash	$2,913	$2,454
Investment property, net	166,522	167,909
Other assets	23,125	27,701

Total Assets	$192,560	$198,064

LIABILITIES AND EQUITY
Debt	$126,903	$127,334
Other liabilities	6,683	7,335
Members’ equity	58,974	63,395

Total Liabilities and Equity	$192,560	$198,064

Condensed Consolidated Statements of Operations of WRI HR Retail Venture I LLC

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Total revenues and interest income	$5,883	$6,068	$11,884	$12,268
Total expenses	(5,399)	(5,496)	(10,889)	(11,197)

Net income	$484	$572	$995	$1,071

6. Debt Financing
     The following table includes all of the Company’s outstanding notes payable balances as of June 30, 2011 and December 31, 2010 (in thousands, except interest rates):

			Principal		Principal
			Outstanding		Outstanding
	Maturity	Interest	at June 30,		at December 31,
Description	Date	Rate	2011		2010
SECURED MORTGAGE DEBT
Metropolitan Life Insurance Company — 1515 S. Street	9/1/2011	5.680%	$45,000	(1)	$45,000
Wells Fargo Bank, N.A. — Airport Corporate Center	3/11/2012	Variable	64,109	(2)	64,454
The Prudential Insurance Company of America — One Wilshire	11/1/2012	5.980%	159,500		159,500
New York State Teachers’ Retirement System — 2555 Grand	5/1/2013	5.375%	86,000		86,000
New York State Teachers’ Retirement System — Williams Tower	6/1/2013	5.500%	165,000		165,000
Artesia Mortgage Capital Corporation — Arapahoe Business Park I	6/11/2015	5.330%	9,622		9,687
Artesia Mortgage Capital Corporation — Arapahoe Business Park II	11/11/2015	5.530%	10,140		10,215
IXIS Real Estate Capital Inc. — Raytheon/ DIRECTV Buildings	12/5/2016	5.675%	51,648		52,069
Artesia Mortgage Capital Corporation — 345 Inverness Drive	12/11/2016	5.850%	15,220		15,317
Capmark Finance, Inc. (3) — Atrium on Bay	02/26/2017	5.330%	—		190,019
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2016	5.8575%	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/12/2017	5.2505%	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2017	5.3550%	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2017	5.9800%	48,000		48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2017	6.0300%	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	1/1/2013	5.70%	205,000		205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	2/3/2013	Variable	—	(4)	—
Atrium Note Payable (3)	10/1/2011	7.390%	—		2,896

TOTAL PRINCIPAL OUTSTANDING			1,331,239		1,525,157
Unamortized Discount (5)			(3,273)		(3,613)

NOTES PAYABLE			$1,327,966		$1,521,544

(1)	The Company has loan with a Metropolitan Life Insurance with an outstanding principal amount of $45.0 million as of June 30, 2011, which was scheduled to mature on August 1, 2011. In June 2011, the Company executed a loan application and paid a good faith deposit for a new, amortizing five-year loan with Metropolitan Life Insurance to be secured by 1515 S. Street. In addition, the Company received an extension from the lender extending the maturity date on its existing loan to September 1, 2011. The Company expects the new amortizing loan to have an origination date on or before September 1, 2011, with a principal amount of $41.0 million, an interest rate of 4.25% and a maturity date of September 1, 2016.

(2)	In August 2011, the Company executed a mortgage agreement with John Hancock Life Insurance (USA) and retired the existing $64.1 million note payable. The new mortgage is a 10-year, $79.0 million loan with a fixed rate of 5.14% and is secured by our interest in Airport Corporate Center. The mortgage requires interest payments for the first two years, at which time the mortgage begins amortizing until its maturity.

(3)	Atrium on Bay was sold on June 1, 2011. All related mortgages and notes payable were assumed by the purchaser. See Note 4 — Discontinued Operations for additional information.

(4)	The Company entered into a new $45.0 million revolving line of credit with KeyBank pursuant to a Credit Agreement dated February 3, 2011 and a Promissory Note dated February 3, 2011. The facility (as amended) provided for an original expiration date of August 3, 2011, subject to extension at the Company’s election for an additional 18-month period. Interest at the Company’s election, will be determined based on (i) the Prime Rate, (ii) the Federal Funds Rate or (iii) LIBOR plus a margin of at least 3.25%. On August 2, 2011, the Company exercised its option to extend the maturity date to February 3, 2013.

(5)	The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.
     The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from July 1, 2011 through December 31, 2011, for each of the years ended December 31, 2012 through December 31, 2015 and for the period thereafter (in thousands):

	Principal Payments due by Period
	July 1, 2011
	— December
	31, 2011	2012	2013	2014	2015	Thereafter
Notes Payable	$46,019	$224,638	$457,480	$1,567	$19,995	$581,540
     The Company is not aware of any instances of noncompliance with financial covenants as of June 30, 2011.
7. Derivative Instruments
     The Company has several interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets and changes in the fair value were recorded in loss on derivative instruments, net in the Company’s condensed consolidated statements of operations. See Note 13 — Fair Value Disclosures for additional information regarding fair value measurements.
     In addition, the Company entered into a foreign currency contract related to the disposition of Distribution Park Araucaria, an industrial property located in Curitiba, Brazil. The contract was entered into as an economic hedge against the variability of the foreign currency exchange rate related to the Company’s sales proceeds and was settled on February 24, 2010.
     The tables below provide additional information regarding each of the Company’s derivative instruments (all amounts are in thousands):

Derivatives not designated as
hedging instruments for accounting	Liability Derivatives Fair Value
purposes:	June 30, 2011	December 31, 2010
Interest rate swap contracts	$(89,101)	$(85,301)

Total derivatives	$(89,101)	$(85,301)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Loss on interest rate swap (1)	$(8,996)	$(24,374)	$(3,800)	$(30,227)
Loss on foreign currency swap (2)	—	—	—	(110)

Total	$(8,996)	$(24,374)	$(3,800)	$(30,337)

(1)	Amounts represent the loss on interest rate swaps due to changes in fair value and are recorded in loss on derivative instruments, net in the condensed consolidated statements of operations.

(2)	Amount represents the loss on the Company’s foreign currency swap described above. This amount is recorded in income from discontinued operations, net of taxes in the condensed consolidated statements of operations.
8. Distributions
     With the authorization of its board of directors, the Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. Beginning July 1, 2010, the annual distribution rate was decreased from 6% to 5% (based on the Company’s prior primary offering share price of $10.08 per share, and the assumption that such distribution rate would be maintained for a twelve-month period). The Company continued to declare distributions in the amount of $0.00138082 per share per day through June 30, 2011.
     The Company declared distributions for the months of July and August 2011. These distributions will be calculated based on shareholders of record each day during each month in an amount equal to $0.00138082 per share, per day and will be paid on October 1, 2011 in cash or reinvested in stock for those participating in the Company’s dividend reinvestment plan. Of the amount described above for the July 2011 and August 2011 distribution, $0.00041425 of the per share, per day distribution will be designated by the Company as a special distribution which will be a return of a portion of the shareholders’ invested capital and, as such, will reduce their remaining investment in the Company. The special distribution represents a portion of the proceeds from sales of investment property. The above designations of a portion of the distribution as a special distribution will not impact the tax treatment of the distributions to the Company’s shareholders.
     The table below outlines the Company’s total distributions declared to shareholders and noncontrolling interests for each of the quarters during 2011 and 2010, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

				Noncontrolling
	Shareholders			Interests
Distributions for the Three	Cash	Distributions
Months Ended	Distributions	Reinvested	Total Declared	Total Declared
2011
June 30, 2011	$15,995	$12,248	$28,243	$1,217
March 31, 2011	$15,491	$12,324	$27,815	$1,151

Total	$31,486	$24,572	$56,058	$2,368

2010
December 31, 2010	$15,473	$12,830	$28,303	$1,123
September 30, 2010	$14,986	$13,172	$28,158	$1,067
June 30, 2010	$17,226	$16,011	$33,237	$1,205
March 31, 2010	$16,480	$16,170	$32,650	$1,129

Total	$64,165	$58,183	$122,348	$4,524

9. Related Party Transactions
     The table below outlines fees and expense reimbursements incurred that are payable to Hines, the Advisor and Hines Real Estate Investments, Inc. (the “Dealer Manager”) for the three and six months ended June 30, 2011 and 2010 and outstanding as of June 30, 2011 and December 31, 2010 (all amounts are in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
Type and Recipient	2011	2010	2011	2010	2011	2010

Participation Interest in the Operating Partnership — HALP Associates Limited Partnership	$(8,065)	$3,864	$(4,181)	$7,741	$69,152	$73,333

Due to Affiliates
Selling Commissions — the Dealer Manager	$—	$—	$—	$89	$—	$—
Dealer Manager Fee — the Dealer Manager	—	—	—	29	—	—
Issuer Costs — the Advisor	34	—	34	—	—	9
Asset Management Fee — the Advisor	3,753	3,759	7,511	7,537	3,753	3,759
Disposition Fee — the Advisor	—	1,025	—	1,410	—	—
Debt Financing Fee — the Advisor	—	—	—	650	—	—
Other — the Advisor (1)	904	1,120	1,705	1,699	405	785
Property Management Fee — Hines	1,830	1,810	3,664	3,681	108	12
Leasing Fee — Hines	318	361	1,663	849	1,002	958
Tenant Construction Management Fees — Hines	18	1	27	1	9	15
Expense Reimbursements — Hines (with respect to management and operation of the Company’s properties)	4,245	4,454	8,673	8,769	230	633

Due to Affiliates					$5,507	$6,171

(1)	Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses. These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.
10. Changes in Assets and Liabilities
     The effect of the changes in asset and liability accounts on cash flows from operating activities for the six months ended June 30, 2011 and 2010 is as follows (in thousands):

	2011	2010
Change in other assets	$(2,139)	$(2,145)
Change in tenant and other receivables	(6,168)	(195)
Change in deferred leasing costs	(20,833)	(12,053)
Change in accounts payable and accrued expenses	(16,651)	(15,105)
Change in participation interest liability	(4,180)	7,741
Change in other liabilities	241	(750)
Change in due to affiliates	(643)	(5,054)

Changes in assets and liabilities	$(50,373)	$(27,561)

11. Supplemental Cash Flow Disclosures
     Supplemental cash flow disclosures for the six months ended June 30, 2011 and 2010 are as follows (in thousands):

	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$42,237	$42,750
Cash paid for income taxes	$1,211	$1,352
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$29,460	$34,442
Distributions reinvested	$25,154	$32,862
Loan transferred upon disposition of investment property	$199,278	$—

12. Commitments and Contingencies
          On December 8, 2006, Norwegian Cruise Line (NCL) signed a lease renewal for its space in Airport Corporate Center, an office property located in Miami, Florida. In connection with this renewal, the Company committed to fund $10.4 million of construction costs related to NCL’s expansion and refurbishment of its space, to be paid in future periods. As of June 30, 2011, $2.2 million of this commitment remained unfunded and was recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.
          On July 1, 2010, Deloitte LLP (“Deloitte”) signed a lease renewal for its space in JPMorgan Chase Tower, an office property located in Dallas, Texas. In connection with this renewal, the Company committed to fund $18.1 million of construction costs related to Deloitte’s expansion and refurbishment of its space, to be paid in future periods. As of June 30, 2011, $5.7 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.
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
          Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.
          The following tables set forth the Company’s interest rate swaps which are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2011 and December 31, 2010, (in thousands):

		Basis of Fair Value Measurements
		Quoted Prices In	Significant Other
		Active Markets for	Observable	Significant
		Identical Items	Inputs	Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2011	$(89,101)	$—	$(89,101)	$—
December 31, 2010	$(85,301)	$—	$(85,301)	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
    Participation Interest
          The Company records a liability related to the Participation Interest based on the estimated settlement value in the accompanying condensed consolidated balance sheets which is remeasured at fair value at each balance sheet date. The fair value of the Operating Partnership interest underlying the Participation Interest liability is determined based on the redemption price in place under the Company’s share redemption program as of each balance sheet date. Adjustments required to record this liability at fair value are included in asset management and acquisition fees in the accompanying condensed consolidated statements of operations. On May 24,

2011, the Company’s board of directors established a new estimated value per share and new per share redemption price of $7.78, which was reduced from the prior redemption price of $9.15. As a result, the fair value of the Participation Interest liability as of June 30, 2011 was reduced by $12.2 million resulting in a reduction of the asset management fee expense for the period.
     Other Financial Instruments
          As of June 30, 2011, management estimated that the fair value of notes payable, which had a carrying value of $1.3 billion, was $1.3 billion. As of December 31, 2010, management estimated that the fair value of notes payable, which had a carrying value of approximately $1.5 billion, was $1.5 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable). Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.
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
14. Reportable Segments
          The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has four reportable segments: 1) office properties, 2) a domestic industrial property, 3) domestic retail properties and 4) an international industrial property. The office properties segment consists of 20 office properties that the Company owns directly as well as 24 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial property segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of 12 grocery-anchored shopping centers that are owned indirectly through the Company’s investment in a joint venture with Weingarten. The international industrial property segment consists of one industrial property located in Rio de Janeiro, Brazil, that is owned indirectly through the Company’s investment in a joint venture with a Hines affiliate.
          The Company’s indirect investments are accounted for using the equity method of accounting. As such, the activities of these investments are reflected in investments in unconsolidated entities in the condensed consolidated balance sheets and equity in losses of unconsolidated entities, net in the condensed consolidated statements of operations.
          The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income or loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenue
Office properties	$70,489	$68,139	$138,261	$141,100
Domestic industrial property	1,151	1,098	2,286	2,196

Total revenue	$71,640	$69,237	$140,547	$143,296

Net operating income (1)
Office properties (1)	$42,320	$40,450	$80,489	$82,683
Domestic industrial property (1)	886	874	1,769	1,737

Total segment net operating income	$43,206	$41,324	$82,258	$84,420

Equity in earnings (losses) of unconsolidated entities
Equity in losses of domestic office properties	$(19,977)	$10,602	$(22,392)	$8,200
Equity in losses of domestic retail properties	(11)	36	(10)	31
Equity in earnings of international industrial property	689	659	1,276	1,348

Total equity in earnings (losses) of unconsolidated entities	$(19,299)	$11,297	$(21,126)	$9,579

	June 30, 2011	December 31, 2010
Total assets
Office properties	$2,314,862	$2,592,579
Domestic industrial property	40,796	41,650
Investment in unconsolidated entities —
Office properties	251,103	275,372
Domestic retail properties	63,033	66,123
International industrial property	34,079	32,303
Corporate — level accounts (2)	239,461	141,989

Total assets	$2,943,334	$3,150,016

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reconciliation to net income (loss)
Total segment net operating income	$43,206	$41,324	$82,258	$84,420
Depreciation and amortization	(24,142)	(25,187)	(47,548)	(50,737)
Asset management and acquisition fees	4,312	(7,623)	(3,331)	(15,278)
General and administrative	(1,865)	(2,426)	(3,478)	(3,789)
Loss on derivative instruments, net	(8,996)	(24,374)	(3,800)	(30,227)
Interest expense	(20,394)	(20,260)	(40,285)	(40,491)
Interest income	88	63	143	144
Provision for income taxes	(136)	(111)	(218)	(240)
Equity in earnings (losses) of unconsolidated entities, net	(19,299)	11,297	(21,126)	9,579
Income from discontinued operations, net of tax	107,908	18,878	108,784	25,264

Net income (loss)	$80,682	$(8,419)	$71,399	$(21,355)

(1)	Revenues less property operating expenses, real property taxes and property management fees.

(2)	This amount primarily consists of the Company’s $107.0 million cash collateral deposit related to the letter of credit with the Bank of Montreal (see Note 2 Summary of Significant Accounting Policies Restricted Cash for additional information) and cash and cash equivalents at the corporate level, which includes proceeds from the sale of Atrium on Bay.

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
     Executive Summary
          Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of June 30, 2011, we had direct and indirect interests in 58 properties. These properties consist of 44 office properties located throughout the United States, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located primarily in five states in the Southeastern United States (the “Grocery-Anchored Portfolio”).
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

          As we have disclosed previously, we were required to revalue our common shares 18 months after the close of our primary offering. Hines REIT was closed to new investors as of January 1, 2010. Accordingly, after considering many factors, effective May 24, 2011, our board of directors established the new estimated value per share of $7.78. The primary driver in the decrease in our estimated share value was the economic environment’s impact on the commercial real estate markets during the global recession. The financial services sector, which represents the second largest tenant concentration in our portfolio, was one of the hardest hit in this downturn, and institutions such as banks, insurance companies and mortgage companies were forced to reduce expenditures and cut staff. Many had to reduce space or move to lesser-quality space to save on rent.
          The rise in vacancies combined with lower market rental rates and reduced investment sales activity have resulted in lower valuations of properties. Additionally, our notes payable valuations were lower due to the current low interest rate environment and the shorter terms remaining on our loans. Lower property values, together with lower debt valuations, resulted in the lower estimated value of our shares.
          We pay distributions to our shareholders on a quarterly basis. Beginning July 1, 2010, the annual distribution rate was decreased from 6% to 5% (based on our prior primary offering share price of $10.08 per share, and the assumption that such distribution rate would be maintained for a twelve-month period). We continued to declare distributions at an annual rate of 5% per share through June 30, 2011.
          Additionally, the board has declared distribution rates for the months of July 2011 and August 2011 at $0.00138082 per share, per day, the same amount as has been declared since July 1, 2010, which represents an annual distribution rate of 6.5% on our new estimated share value of $7.78 (assuming the current distribution rate is maintained for a twelve-month period). These distributions will be paid from two sources. Approximately 70% will be paid from funds generated by our operations and approximately 30% will be a special distribution from the proceeds on sales of certain properties. This special distribution represents a return of our shareholders’ invested capital.
Economic Update
          Although U.S. real gross domestic product (“GDP”) has grown for eight consecutive quarters, the economic recovery appears to have slowed. In fact, GDP was only up 0.4% and 1.3% in the first quarter and second quarter, respectively. While GDP has shown some growth, unemployment remains high and increased slightly during the last quarter. However, the U.S. economy has added jobs in nine consecutive months and jobs are up on a net basis since its employment lows in February 2010. Additionally, concerns and uncertainty resulting from raising the debt ceiling in the U.S. and confusion about Europe’s strategy to fight its worsening debt crisis appear to have diminished investor confidence in the global economy and have caused instability in the U.S. markets.
          Commercial real estate is starting to show signs of recovery following the global financial crisis. The NCREIF Property Index (NPI) reported a positive total return of 3.9% in second quarter 2011, which was its sixth consecutive quarter of positive total return. Additionally, NCREIF is reporting that average occupancy is 88.8%, which is up 3.8% from December 31, 2010 and up 4.3% from its lows at September 30, 2010. Although real estate fundamentals have improved, the lasting effects of the recession are still being felt and have had an adverse impact on tenant demand, overall occupancies, leasing velocity, rental rates, subletting and tenant defaults.
          As with most commercial real estate, our portfolio of assets has not been immune to the effects of a recession; however, due to the quality and diversification of our portfolio, we continue to believe that our portfolio is relatively well-positioned to recover from the negative impact from the recent down cycle. In spite of the challenges presented by the uncertain economy and markets, our portfolio was 89% leased as of both June 30, 2011 and December 31, 2010. Our management closely monitors the portfolio’s lease expirations, which range from 5.5% to 8.2% of leasable square feet per year from now through the end of 2012. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to be leased to a diverse tenant base over a variety of industries, our portfolio is approximately 17% leased to over 100 companies in the legal industry, approximately 14% leased to over 200 companies in the financial and insurance industries, approximately 13% leased to over 50 companies in the manufacturing industry and approximately 12% leased to over 100 companies in the information technology industry.
          Although debt capital was more difficult and expensive to obtain during the economic downturn, the debt markets have shown signs of improvement and financing has become more readily available at attractive pricing for well-located, high quality assets. See “Financial Condition, Liquidity and Capital Resources — Cash Flows From Financing Activities — Debt Financings” for further discussion on current financing activity in our portfolio. We have managed our portfolio to date in an effort to minimize our exposure to volatility in the debt capital markets. We have done this by using moderate levels of long-term fixed-rate debt and minimizing our exposure to short-term variable-rate debt which is more likely to be impacted by market volatility. Our portfolio was 55% leveraged as of June 30, 2011, with 87% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps) which expire in more than one year. This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

          As discussed above, while Hines REIT has not been isolated from these and other challenges, we believe the fundamentals of our high-quality portfolio remain intact. We are optimistic that the portfolio will benefit in the coming years as the broader economic and real estate recovery takes hold. We have already seen improved property values in some markets, and we believe we are well-positioned to benefit in the future from improving market conditions and rising values.
     Critical Accounting Policies
          Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2011.
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
          We expect that our operating cash needs will primarily be met through cash flow generated by our properties and unconsolidated entities. Additionally, we are continually evaluating the hold period for each of our investments to determine the appropriate time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company. During the year ended December 31, 2010, we received proceeds of $141.9 million from the sale of three industrial properties in Brazil and a land parcel in Houston, Texas.
          On June 1, 2011, we sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada. The contract sales price for Atrium on Bay was $344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale), exclusive of transaction costs. The net proceeds received from this sale were $128.7 million after transaction costs, assumption of related mortgage debt by the purchaser and local taxes.
          We have one mortgage loan with $45.0 million of outstanding principal secured by our interest in 1515 S. Street, which will mature in September 2011. In June 2011, we executed a loan application and paid a good faith deposit for a new five-year amortizing loan with Metropolitan Life Insurance in order to refinance this maturing loan. We expect the amortizing loan to have an origination date on or before September 1, 2011 with a principal amount of $41.0 million, an interest rate of 4.25% and a maturity date of September 1, 2016. Additionally, in June 2011, we exercised our option to extend the maturity date of our $45.0 million revolving line of credit with KeyBank for 18-months to February 3, 2013.
          In August 2011, we executed a mortgage agreement with John Hancock Life Insurance Company (USA) to refinance a maturing $64.1 million mortgage, which is secured by our interest in Airport Corporate Center. The new mortgage is a 10-year, $79.0 million mortgage with a fixed rate of 5.14%. The mortgage requires interest payments for the first two years, at which time the mortgage begins amortizing until its maturity.
          In addition to the mortgages described above, we have one mortgage loan expiring in 2012 and three expiring in 2013 with outstanding principal balances totaling $159.5 million and $456.0 million, respectively. We expect to refinance these mortgages, but if we are unable to refinance or are required to make principal payments upon refinancing, we expect to use cash flows from operating activities, proceeds from the sale of other real estate investments or proceeds from our revolving line of credit. Additionally, we could be required to post additional collateral or provide certain leasing or capital guarantees under our secured credit facility with HSH Nordbank in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flows from Financing Activities — Debt Financings” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

     Cash Flows from Operating Activities
          Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by interest payments, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur corporate-level debt service, general and administrative expenses, asset management and acquisition fees. In general, cash flows from operating activities are lower in the first half of each year due to the payment of annual property taxes incurred by many of our properties. Net cash used in operating activities was $5.7 million for the six months ended June 30, 2011 compared to net cash provided by operating activities of $5.5 million for the six months ended June 30, 2010. The decrease in cash flows from operating activities between 2011 and 2010 is due to increased deferred leasing costs, adverse effects of the economic recession on commercial real estate fundamentals and our net operating income in addition to the sale of our Brazilian industrial properties during 2010.
     Cash Flows from Investing Activities
          Net cash from investing activities was approximately $130.6 million and $135.2 million for the six months ended June 30, 2011 and 2010, respectively. On June 1, 2011, we received net proceeds of $128.7 million related to the sale of Atrium on Bay, a mixed-use property located in Toronto, Ontario. During the six months ended June 30, 2010, we received proceeds of $130.1 million related to the sale of three Brazilian industrial properties.
          During the fourth quarter of 2009, we made collateral payments totaling $106.1 million to HSH Nordbank in order to rebalance the collateral for the properties under the Company’s pooled mortgage facility. The increase in the cash collateral since that time is due to interest earned on these payments, which accrue to us and is reflected as an increase in the balance. In May 2011, we replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal. As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the condensed consolidated balance sheet.
     Cash Flows from Financing Activities
          Distributions
          In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have declared and expect to continue to declare distributions to shareholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly. With the authorization of its board of directors, we have declared distributions monthly and aggregated and paid such distributions quarterly. We intend to continue this distribution policy for so long as our board of directors decides this policy is in our best interests. Beginning July 1, 2010, the annual distribution rate was decreased from 6% to 5% (based on our prior primary offering share price of $10.08 per share, and the assumption that such distribution rate would be maintained for a twelve-month period). We continued to declare distributions in the amount of $0.00138082 per share, per day through June 30, 2011.
          In addition, we declared distributions for the months of July and August 2011. These distributions will be calculated based on shareholders of record each day during each month in an amount equal to $0.00138082 per share, per day and will be paid on October 1, 2011 in cash or reinvested in stock for those participating in our dividend reinvestment plan. Of the amount described above for each of the July 2011 and August 2011 distributions, $0.00041425 of the per share, per day distribution will be designated by us as a special distribution, which will be a return of a portion of the shareholders’ invested capital and, as such, will reduce their remaining investment in the Company. The special distribution represents a portion of the proceeds from sales of investment property. The above designations of a portion of the distribution as a special distribution will not impact the tax treatment of the distributions to our shareholders.
          The table below outlines our total distributions declared to shareholders and noncontrolling interests for each of the quarters during 2011 and 2010, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Shareholders			Noncontrolling
		Distributions		Interests
Distributions for the Three Months Ended	Cash Distributions	Reinvested	Total Declared	Total Declared
2011
June 30, 2011	$15,995	$12,248	$28,243	$1,217
March 31, 2011	$15,491	$12,324	$27,815	$1,151

Total	$31,486	$24,572	$56,058	$2,368

2010
December 31, 2010	$15,473	$12,830	$28,303	$1,123
September 30, 2010	$14,986	$13,172	$28,158	$1,067
June 30, 2010	$17,226	$16,011	$33,237	$1,205
March 31, 2010	$16,480	$16,170	$32,650	$1,129

Total	$64,165	$58,183	$122,348	$4,524
          For the six months ended June 30, 2011 and 2010, we funded our cash distributions with distributions received from our unconsolidated investments and proceeds from the sales of our real estate investments.
Redemptions
During the six months ended June 30, 2011 and 2010, we funded redemptions of $6.0 million and $3.5 million, respectively, pursuant to the terms of our share redemption program.
Debt Financings
          We use debt financing from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.
          On March 11, 2010, we refinanced Airport Corporate Center’s $77.9 million mortgage with Westdeutsche Immobilienbank AG and we made a principal payment of $12.9 million. The new mortgage loan was a $65.0 million, two-year, amortizing loan with a variable interest rate equal to LIBOR plus 5.50% that was scheduled to mature in March 2012. In August 2011, we executed a mortgage agreement with John Hancock Life Insurance Company (USA) to refinance this mortgage. The new mortgage is a 10-year, $79.0 million mortgage with a fixed rate of 5.14%. The mortgage requires interest payments for the first two years, at which time the mortgage begins amortizing until its maturity.
          We have one mortgage loan with $45.0 million of outstanding principal which will mature in September 2011. In June 2011, we executed a loan application and paid a good faith deposit for a five-year loan with Metropolitan Life Insurance in order to refinance this maturing loan. We expect the amortizing loan to have an origination date on or before September 1, 2011 with a principal amount of $41.0 million and an interest rate of 4.25%.
          We entered into a new $45.0 million revolving line of credit with KeyBank on February 3, 2011. This facility (as amended) provided for an original expiration date of August 3, 2011, subject to an extension at the Company’s election for an additional 18-month period. On August 2, 2011, we exercised our option to extend the maturity date to February 3, 2013.
          For the six months ended June 30, 2011, we received debt proceeds of $43.0 million and made payments of $43.0 million related to borrowings under our revolving credit facility. For the six months ended June 30, 2010, we received debt proceeds of $29.0 million and made payments of $90.5 million related to borrowings under our revolving credit facility. We generally use proceeds from our revolving credit facility to fund general working capital needs.

          Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES
          We owned 21 properties directly that were 88% leased as of June 30, 2011 compared to 22 properties that were 89% leased as of June 30, 2010. The table below includes revenues and expenses of our directly-owned properties for the three and six months ended June 30, 2011 and 2010. Please note, the following analysis excludes the activity of one property sold during 2011 and three properties which were sold during 2010. All amounts in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2011	2010	$	%
Property revenues	$71,640	$69,237	$2,403	3.5%
Less: Property expenses (1)	28,570	28,024	546	1.9%

Total property revenues in excess of expenses	$43,070	$41,213	$1,857	4.5%

Interest and Depreciation/Amortization
Depreciation and amortization	$24,142	$25,187	$(1,045)	(4.1)%
Interest expense	$20,394	$20,260	$134	0.7%
Interest income	$88	$63	$25	39.7%

	Six Months Ended June 30,		Change
	2011	2010	$	%
Property revenues	$140,547	$143,296	$(2,749)	(1.9)%
Less: Property expenses (1)	58,507	59,116	(609)	(1.0)%

Total property revenues in excess of expenses	$82,040	$84,180	$(2,140)	(2.5)%

Interest and Depreciation/Amortization
Depreciation and amortization	$47,548	$50,737	$(3,189)	(6.3)%
Interest expense	$40,285	$40,491	$(206)	(0.5)%
Interest income	$143	$144	$(1)	(0.7)%

(1)	Property expenses include property operating expenses, real property taxes, property management fees and income taxes.
          Revenues from the operation of our properties for the six months ended June 30, 2011 declined as compared to the same period in 2010. Property revenues decreased during this period primarily due to adverse effects of the economic recession on commercial real estate fundamentals. For example, decreases in tenant demand and leasing velocity have led to declining rental rates and increased tenant incentives on lease renewals. We have also experienced increases in tenant defaults and a reduction of out-of-market lease intangible amortization, both of which have negatively impacted our revenues between the periods.
          Depreciation and amortization decreased during the three and six months ended June 30, 2011 as compared to the same periods in 2010 due to fully amortized lease intangibles.
          Discontinued Operations
          On January 22, 2010, we sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which we acquired in December 2008. The sales price was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD, the exchange rate in effect on the date of sale). On April 22, 2010, we sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paulo, Brazil, which it acquired in December 2008. The sales price was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD, the exchange rate in effect on the date of sale).
          On June 1, 2011, we sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada, which we acquired in February 2007. The contract sales price for Atrium on Bay was $344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale). The results of operations of Distribution Parks Araucaria, Elouveira, Vinhedo and Atrium on Bay and the gain realized on the disposition of these properties are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Revenues:
Rental revenue	$6,996	$9,781	$17,298	$22,648
Other revenue	1,025	1,516	2,365	2,780

Total revenues	8,021	11,297	19,663	25,428
Expenses:
Property operating expenses	2,313	3,144	5,332	6,072
Real property taxes	1,650	2,626	4,225	5,204
Property management fees	194	259	475	561
Depreciation and amortization	1,497	2,185	3,770	5,510

Total expenses	5,654	8,214	13,802	17,347
Income from discontinued operations before interest income (expense), taxes and gain on sale	2,367	3,083	5,861	8,081
Interest expense	(1,791)	(2,532)	(4,426)	(5,033)
Interest income	16	16	33	89
(Provision) benefit for income taxes	75	—	75	(410)

Income from discontinued operations before gain on sale	667	567	1,543	2,727
Gain on sale of properties	107,241	18,311	107,241	22,537

Income from discontinued operations	$107,908	$18,878	$108,784	$25,264

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES
          Our Interest in the Core Fund
          As of June 30, 2011, we owned a 26.8% non-managing general partner interest in the Core Fund, which held interests in 24 properties that were 90% leased. As of June 30, 2010, we owned a 28.7% non-managing general partner interest in the Core Fund, which held interests in 24 properties that were 87% leased. Our equity in losses related to our investment in the Core Fund for the three months ended June 30, 2011 was $20.0 million compared to our equity in earnings of $10.6 million for the three months ended June 30, 2010. Our equity in losses related to our investment in the Core Fund for the six months ended June 30, 2011 was $22.4 million compared to equity in earnings of $8.2 million for the six months ended June 30, 2010. The change in our equity in earnings (losses) for the three and six months ended June 30, 2011 primarily resulted from our portion of a $101.1 million impairment charge recorded at five of the Core Fund’s properties located in suburban Sacramento and our portion of a $106.9 million gain on the sale of 600 Lexington Avenue during the second quarter of 2010.
          Our Interest in the Grocery-Anchored Portfolio
          We own a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio were insignificant for both the three and six months ended June 30, 2011 and 2010.
          Our Interest in Distribution Park Rio
          We own a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. Our equity in earnings related to our investment in Distribution Park Rio for the three months ended June 30, 2011 and 2010 was approximately $689,000 and $659,000, respectively. Our equity in earnings related to our investment in Distribution Park Rio for the six months ended June 30, 2011 and 2010 was $1.3 million and $1.3 million, respectively.
     CORPORATE-LEVEL ACTIVITIES
          Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments
          We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010. The loss on derivative instruments recorded during the six months ended June 30, 2011 and 2010 is primarily the result of changes in the fair value of interest rate swaps during each period. In addition, we entered into a foreign currency swap in February 2010 in relation to our sale of Distribution Park Araucaria. We recognized a loss of approximately $110,000 related to this swap, which was recorded in income from discontinued operations in our condensed consolidated statements of operations. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.
Other Corporate-level Activities
          The tables below provide detail relating to our asset management and acquisition fees and general and administrative expenses. All amounts in thousands, except percentages:

	Three Months Ended June 30,		Change
	2011	2010	$	%
Asset management and acquisition fees	$(4,312)	$7,623	$(11,935)	(156.6)%
General and administrative expenses	$1,865	$2,426	$(561)	(23.1)%

	Six Months Ended June 30,		Change
	2011	2010	$	%
Asset management and acquisition fees	$3,331	$15,278	$(11,947)	(78.2)%
General and administrative expenses	$3,478	$3,789	$(311)	(8.2)%
          We pay monthly asset management fees to our Advisor based on the amount of net equity capital invested in real estate investments and pay acquisition fees to our Advisor based on the purchase prices of our real estate investments. In addition, we record a liability related to the Participation Interest component of these fees, which is based on the estimated settlement value in the accompanying condensed consolidated balance sheets and remeasured at fair value at each balance sheet date. The fair value of the Operating Partnership interest underlying the Participation Interest liability is determined based on the redemption price in place under the Company’s share redemption program as of each balance sheet date. Adjustments required to remeasure this liability at fair value are included in asset management and acquisition fees in the accompanying condensed consolidated statements of operations.
          As described previously, on May 24, 2011, the board of directors established a new estimated value per share and new per share redemption price of $7.78, which was reduced from the prior redemption price of $9.15. Accordingly, the fair value of the Participation Interest liability as of June 30, 2011 was reduced by $12.2 million resulting in a reduction of the asset management fee expense for the three and six months then ended.
          General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The decrease in general and administrative expenses for the six months ended June 30, 2011 was primarily due to expenses incurred in the second quarter of 2010 in relation to a potential equity offering that we decided not to pursue.
Net Income Attributable to Noncontrolling Interests
          As of June 30, 2011 and 2010, affiliates of Hines owned a 4.2% and 3.6% noncontrolling interest in the Operating Partnership, respectively. During each of the three months ended June 30, 2011 and 2010, we allocated income of approximately $1.2 million to these affiliates. During the six months ended June 30, 2011 and 2010, we allocated income of approximately $2.4 million and $2.3 million, respectively, to these affiliates.
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
          In addition to FFO, management uses modified funds from operations (“MFFO”) as defined by the Investment Program Association (“IPA”) as a non-GAAP supplemental financial performance measure to evaluate our operating performance. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Some of these adjustments relate to changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO. These changes have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives, the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, non-cash impairment charges and certain other items as described in the footnotes below. Management uses MFFO to evaluate the financial performance of our investment portfolio. In addition, management uses MFFO to evaluate and establish our distribution policy and the sustainability thereof. Further, we believe MFFO is one of several measures that may be useful to investors in evaluating the potential performance of our portfolio.
          FFO and MFFO should not be considered as alternatives to net income (loss) or to cash flows from operating activities, but rather should be reviewed in conjunction with these and other GAAP measurements. In addition, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs. Please see the limitations listed below associated with the use of MFFO:
•	MFFO excludes gains (losses) related to changes in estimated values of derivative instruments related to our interest rate swaps. Although we expect to hold these instruments to maturity, if we were to settle these instruments currently, it would have an impact on our operating performance.

•	MFFO excludes impairment charges related to long-lived assets that have been written down to current market valuations. Although these losses are included in the calculation of net income (loss), we have excluded them from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

•	Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

•	Our business is subject to volatility in the real estate markets and general economic conditions, and adverse changes in those conditions could have a material adverse impact on our business, results of operations and MFFO. Accordingly, the predictive nature of MFFO is uncertain and past performance may not be indicative of future results.
          The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$80,682	$(8,419)	$71,399	$(21,355)
Depreciation and amortization (1)	25,639	27,372	51,318	56,247
Gain on sale of investment property (2)	(107,316)	(18,311)	(107,316)	(22,537)
Adjustments to equity in earnings from unconsolidated entities, net (3)	26,894	(2,715)	35,757	7,871
Adjustments for noncontrolling interests (4)	(1,070)	74	(2,072)	(675)

Funds from operations	24,829	(1,999)	49,086	19,551
Loss on derivative instruments (5)	8,996	24,374	3,800	30,227
Other components of revenues and expenses (6)	(515)	(1,709)	(2,687)	(4,881)
Adjustments to equity in earnings (losses) from unconsolidated entities, net (3)	144	(94)	230	78
Adjustments for noncontrolling interests (4)	(356)	(790)	(67)	(886)

Modified Funds From Operations	33,098	19,782	50,362	44,089

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic and Diluted Loss Per Common Share	$0.35	$(0.04)	$0.31	$(0.11)
Funds From Operations Per Common Share	$0.11	$(0.01)	$0.22	$0.09
Modified Funds From Operations Per Common Share	$0.15	$0.09	$0.22	$0.20
Weighted Average Shares Outstanding	224,764	220,421	224,292	219,548
1)	Represents the depreciation and amortization of various real estate assets. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes $1.5 million and $2.2 million of depreciation and amortization related to discontinued operations for the three months ended June 30, 2011 and 2010, respectively. This amount includes $3.8 million and $5.5 million of depreciation and amortization related to discontinued operations for the six months ended June 30, 2011 and 2010, respectively.

2)	Represents the gain on disposition of certain real estate investments. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

3)	Includes adjustments to equity in earnings (losses) of unconsolidated entities, net, similar to those described in Notes 1, 2, and 6 for our unconsolidated entities, which are necessary to convert our share of income (loss) from unconsolidated entities to FFO and MFFO.

4)	Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert our net income (loss) to FFO and MFFO.

5)	Represents components of net income (loss) related to the estimated changes in the values of our interest rate swap derivatives. We have excluded these changes in value from our evaluation of our operating performance and MFFO because we expect to hold the underlying instruments to their maturity and accordingly the interim gains or losses will remain unrealized.

6)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Straight-line rent adjustment (a)	$(1,540)	$(724)	$(3,890)	$(2,701)
Amortization of lease incentives (b)	3,275	1,958	6,089	3,746
Amortization of out-of-market leases (b)	(2,461)	(3,156)	(5,310)	(6,352)
Other	211	213	424	426

	$(515)	$(1,709)	$(2,687)	$(4,881)

a)	Represents the adjustments to rental revenue as required by GAAP to recognize minimum lease payments on a straight-line basis over the respective lease terms. We have excluded these adjustments from our evaluation of the operating performance of the Company and in determining MFFO because we believe that the rent that is billable during the current period is a more relevant measure of the Company’s operating performance for such period.

b)	Represents the amortization of lease incentives and out-of-market leases. As stated in Note 1 above, historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of MFFO.
          Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:
•	Pursuant to the terms of the Grocery Anchored Portfolio joint venture agreement, for the three months ended June 30, 2011 and 2010, we received distributions of approximately $743,000 and $723,000 in excess of our pro-rata share of the joint venture’s MFFO, respectively. For both the six months ended June 30, 2011 and 2010, we received distributions of $1.4 million in excess of our pro-rata share of the joint venture’s MFFO, respectively.

•	On January 22, 2010, we sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which we acquired in December 2008 for $33.0 million. Net proceeds from the sale after deducting transaction costs, fees and taxes were $34.6 million.

•	On April 22, 2010, we sold Distributions Park Elouveira and Vinhedo, two industrial properties located in Sao Paulo, Brazil, which we acquired in December 2008 for $83.1 million. Net proceeds from the sale after deducting transaction costs, fees and taxes were $93.3 million.

•	On May 22, 2010, the Core Fund sold 600 Lexington, an office property located in New York, New York, which it acquired in February 2004. The Core Fund’s total cost basis in 600 Lexington was approximately $103.8 million and the net proceeds from the sale after deducting transaction costs, taxes and fees were approximately $185.9 million. Our effective ownership in this asset on the date of sale was 11.67%.

•	On June 1, 2011, we sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada. The contract sales price for Atrium on Bay was $344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale), exclusive of transaction costs. The net proceeds received from this sale were $128.7 million after transaction costs, assumption of related mortgage debt by the purchaser and local taxes.

•	Amortization of deferred financing costs was approximately $918,000 and $732,000 for the three months ended June 30, 2011 and 2010, respectively, and was deducted in determining MFFO. Amortization of deferred financing costs was $1.6 and $1.5 million for the six months ended June 30, 2011 and 2010, respectively, and was deducted in determining MFFO.

•	A portion of our acquisition and asset management fees are paid in equity through the Participation Interest. For the three and six months ended June 30, 2010, we incurred expenses of $3.9 million and $7.7 million, respectively, related to the Participation Interest. As described previously, we recorded a gain of $12.2 million resulting from the remeasurement of the Participation Interest liability in June 2011. As a result, for the three and six months ended June 30, 2011, we recorded income of $8.1 million and $4.2 million, respectively, related to the Participation Interest.
     Related-Party Transactions and Agreements
          We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer manager fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described elsewhere in this Quarterly Report on Form 10-Q and previously in our Annual Report on Form 10-K for the year ended December 31, 2010. During June 2011, our Advisor agreed to waive one-third of the cash asset management fees it receives from us for the period from July 1, 2011 through the end of 2012. For the six months ended June 30, 2011, we paid the Advisor a disposition fee in connection with our dispositions of properties in Brazil. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Results for our Directly-Owned Properties - Discontinued Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information
     Off-Balance Sheet Arrangements
          As of June 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.
          As of June 30, 2011, we had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%. We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts. In the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the debt outstanding under the HSH Credit Facility to which our outstanding interest rate swaps relate. Please see “Debt Financings” above for more information concerning our outstanding debt.
Item 4. Controls and Procedures.
          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
          No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 15, 2011, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.
Item 1A. Risk Factors.
          We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A of our 2010 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          During the three months ended June 30, 2011, we did not sell or issue any equity securities that were not registered under the Securities Act.

          All eligible requests for redemptions received by the Company were redeemed using proceeds from our dividend reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs (2)
April 1, 2011 to June 30, 2011 (1)	337,283	$9.15	337,283	1,339,263

Total	337,283		337,283

(1)	All shares were redeemed on April 1, 2011.

(2)	Our share redemption program is currently limited to requests made in connection with the death or disability of a stockholder. If we determine to redeem shares, we redeem shares on a quarterly basis and such redemptions will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the quarter prior to the quarter in which the redemption request was received. This amount represents the number of shares available for redemption on July 1, 2011. For more information regarding our share redemption program, please see Item 5 of our 2010 Annual Report on Form 10-K.
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

HINES REAL ESTATE INVESTMENT TRUST, INC.
August 15, 2011	By:	/s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

August 15, 2011	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Second Amended and Restated Articles of Incorporation of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on July 13, 2007 and incorporated by reference herein).

3.2	—	Second Amended and Restated Bylaws of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 3, 2006 and incorporated by reference herein).

31.1*	—	Certification.

31.2*	—	Certification.

32.1*	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101**		The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August [ ], 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.