Form 10-Q
period 2011-11-14
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2011-11-14
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Yes ☐   No ☒

As of November 3, 2011, 227.2 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Condensed Consolidated Statements of Equity	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Removed and Reserved	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

SIGNATURES
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2011	2010
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,957,570	$2,213,212
Investments in unconsolidated entities	357,250	373,798
Cash and cash equivalents	149,451	64,592
Restricted cash	110,506	3,852
Distributions receivable	2,504	2,236
Tenant and other receivables	67,068	53,469
Intangible lease assets, net	169,845	220,981
Deferred leasing costs, net	121,042	101,467
Deferred financing costs, net	5,643	7,401
Other assets	3,890	109,008
TOTAL ASSETS	$2,944,769	$3,150,016

LIABILITIES:
Accounts payable and accrued expenses	$72,184	$81,971
Due to affiliates	5,524	6,171
Intangible lease liabilities, net	52,156	72,465
Other liabilities	18,179	17,661
Interest rate swap contracts	111,650	85,301
Participation interest liability	73,049	73,333
Distributions payable	29,997	29,426
Notes payable	1,338,627	1,521,544
Total liabilities	1,701,366	1,887,872

Commitments and contingencies (Note 12)	-	-

EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2011 and December 31, 2010	-	-
Common shares, $.001 par value; 1,500,000 common shares authorized as of September 30, 2011 and December 31, 2010; 225,977 and 222,795 common shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	226	223
Additional paid-in capital	1,534,342	1,590,488
Retained deficit	(291,417)	(340,610)
Accumulated other comprehensive income	252	12,043
Shareholders' equity	1,243,403	1,262,144
Noncontrolling interests	-	-
Total equity	1,243,403	1,262,144
TOTAL LIABILITIES AND EQUITY	$2,944,769	$3,150,016

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2011 and 2010
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$62,774	$68,772	$192,050	$200,761
Other revenue	5,721	6,667	16,992	17,974
Total revenues	68,495	75,439	209,042	218,735
Expenses:
Property operating expenses	20,535	20,287	59,181	60,301
Real property taxes	6,904	9,247	23,342	24,891
Property management fees	1,641	1,630	4,844	4,856
Depreciation and amortization	23,450	26,251	70,999	76,986
Asset management and acquisition fees	6,405	6,938	9,736	22,215
General and administrative	1,844	1,417	5,321	5,206
Other losses, net	-	811	-	811
Total expenses	60,779	66,581	173,423	195,266
Income from continuing operations before other income (expenses), provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	7,716	8,858	35,619	23,469
Other income (expenses):
Loss on derivative instruments, net	(22,549)	(15,441)	(26,349)	(45,669)
Interest expense	(21,357)	(20,291)	(61,642)	(60,782)
Interest income	195	67	338	211
Loss from continuing operations before provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	(35,995)	(26,807)	(52,034)	(82,771)
Provision for income taxes	(147)	(129)	(366)	(369)
Equity in earnings (losses) of unconsolidated entities, net	17,594	(2,157)	(3,532)	7,422
Loss from continuing operations	(18,548)	(29,093)	(55,932)	(75,718)
Income from discontinued operations, net of taxes	-	791	108,784	26,061
Net income (loss)	(18,548)	(28,302)	52,852	(49,657)
Less: Net income attributable to noncontrolling interests	(1,291)	(1,067)	(3,659)	(3,401)
Net income (loss) attributable to common shareholders	$(19,839)	$(29,369)	$49,193	$(53,058)
Basic and diluted income (loss) per common share	$(0.09)	$(0.13)	$0.22	$(0.24)
Distributions declared per common share	$0.13	$0.13	$0.38	$0.43
Weighted average number of common shares outstanding	225,975	221,649	224,859	219,548

Net comprehensive income (loss):
Net income (loss)	$(18,548)	$(28,302)	$52,852	$(49,657)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,136)	2,799	(11,791)	(38,273)
Net comprehensive income (loss)	(24,684)	(25,503)	41,061	(87,930)
Net comprehensive income attributable to noncontrolling interests	(1,291)	(1,067)	(3,659)	(3,401)
Net comprehensive income (loss) attributable to common shareholders	$(25,975)	$(26,570)	$37,402	$(91,331)

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2011 and 2010
(In thousands)
(UNAUDITED)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interests
BALANCE, January 1, 2011	222,795	$223	$1,590,488	$(340,610)	$12,043	$1,262,144	$-
Issuance of common shares	4,204	4	37,429	-	-	37,433	-
Redemption of common shares	(1,022)	(1)	(8,762)	-	-	(8,763)	-
Distributions declared	-	-	(84,764)	-	-	(84,764)	(3,659)
Other offering costs, net	-	-	(49)	-	-	(49)	-
Net income	-	-	-	49,193	-	49,193	3,659
Foreign currency translation adjustment	-	-	-	-	(2,900)	(2,900)	-
Reclassification of foreign currency translation adjustment to earnings	-	-	-	-	(8,891)	(8,891)	-
BALANCE
September 30, 2011	225,977	$226	$1,534,342	$(291,417)	$252	$1,243,403	$-

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interests
BALANCE, January 1, 2010	217,237	$217	$1,661,006	$(300,703)	$48,408	$1,408,928	$-
Issuance of common shares	5,236	5	50,199	-	-	50,204	-
Redemption of common shares	(824)	(1)	(8,366)	-	-	(8,367)	-
Distributions declared	-	-	(94,045)	-	-	(94,045)	(3,401)
Selling commissions and dealer manager fees	-	-	(118)	-	-	(118)	-
Other offering costs, net	-	-	(129)	-	-	(129)	-
Net income (loss)	-	-	-	(53,058)	-	(53,058)	3,401
Foreign currency translation adjustment	-	-	-	-	(1,121)	(1,121)	-
Reclassification of foreign currency translation adjustment to earnings	-	-	-	-	(37,152)	(37,152)	-
BALANCE
September 30, 2010	221,649	$221	$1,608,547	$(353,761)	$10,135	$1,265,142	$-

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$52,852	$(49,657)
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	80,276	82,825
Gain on sale of investment property	(107,241)	(22,537)
Equity in earnings (losses) of unconsolidated entities	3,532	(7,422)
Distributions received from unconsolidated entities	2,231	1,410
Other losses, net	31	811
Loss on derivative instruments, net	26,349	45,669
Net change in operating accounts	(51,527)	(32,906)
Net cash from operating activities	6,503	18,193
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	7,281	7,688
Investments in property	(6,006)	(4,178)
Proceeds from sale of land and improvements, net	128,709	141,896
Change in cash collateral on notes payable	106,248	-
Change in restricted cash	(106,654)	3,183
Net cash from investing activities	129,578	148,589
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in other liabilities	304	(267)
Proceeds from issuance of common stock	-	1,569
Redemption of common shares	(8,855)	(7,542)
Payments of offering costs	(53)	(166)
Distributions paid to shareholders and noncontrolling interests	(50,449)	(53,239)
Proceeds from notes payable	163,000	94,000
Payments on notes payable	(153,582)	(169,757)
Additions to deferred financing costs	(1,376)	(2,002)
Net cash from financing activities	(51,011)	(137,404)
Effect of exchange rate changes on cash	(211)	830
Net change in cash and cash equivalents	84,859	30,208
Cash and cash equivalents, beginning of period	64,592	41,577
Cash and cash equivalents, end of period	$149,451	$71,785

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2010 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

The Company commenced its third public offering (the “Third Offering”) on July 1, 2008, pursuant to which it offered up to $3.5 billion in shares of common stock including $500.0 million in shares of common stock under its dividend reinvestment plan. In consideration of market conditions and other factors, the Company’s board of directors determined to cease sales of its shares to new investors pursuant to the Third Offering as of January 1, 2010. The Company’s board of directors determined to continue sales of its shares under its dividend reinvestment plan pursuant to the Third Offering. As of December 31, 2010, when the Third Offering expired, Hines REIT had raised $506.9 million in proceeds through the Third Offering. The Company commenced a new $150.0 million offering of shares of its common stock under its dividend reinvestment plan (the “DRP Offering”) on July 1, 2010. From inception through September 30, 2011, Hines REIT had received gross offering proceeds of $66.6 million from the sale of 7.3 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan. On October 1, 2011, Hines REIT received gross offering proceeds of $12.2 million from the sale of 1.6 million shares through its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of September 30, 2011 and December 31, 2010, Hines REIT owned a 95.6% and 96.1%, respectively, general partner interest in the Operating Partnership.

Noncontrolling Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of both September 30, 2011 and December 31, 2010. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 3.9% and 3.4% limited partnership interest in the Operating Partnership as of September 30, 2011 and December 31, 2010, respectively, which is a profits interest (the “Participation Interest”). See Notes 9 and 13 for additional information regarding the Participation Interest.

Investment Property

As of September 30, 2011, the Company owned direct and indirect investments in 57 properties. These properties consisted of 43 U.S. office properties, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

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

   2.  Summary of Significant Accounting Policies

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a complete listing of all of its significant accounting policies.

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

Basis of Presentation

The condensed consolidated financial statements of the Company included in this quarterly report include the accounts of Hines REIT, the Operating Partnership (over which Hines REIT exercises financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries, as well as the noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil. The Company’s foreign subsidiaries translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities were translated at the exchange rate in effect as of the balance sheet date. Income statement amounts were translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains and losses resulting from translation were included in accumulated other comprehensive income as a separate component of shareholders’ equity.  With the exception of the Company’s investment in Distribution Park Rio, the Company disposed of its investments in Brazil as well as its investment in Toronto, Ontario prior to the three months ended September 30, 2011. Upon disposal of these properties, the Company removed the cumulative translation adjustment from equity and included it in the gain or loss on disposal in its consolidated statement of operations.  During the nine months ended September 30, 2011 and 2010, respectively, the Company reclassified $8.9 million from accumulated other comprehensive income to gain on sale of properties as a result of the disposal of its directly-owned property in Canada and $37.2 million as a result of the disposal of its directly-owned properties in Brazil. Accumulated other comprehensive income as of September 30, 2011 is related to the investment in the Company’s indirectly-owned property in Rio de Janeiro, Brazil and remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

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

On September 14, 2010, the Company sold a land parcel and recorded an impairment charge of approximately $811,000 in the period of sale based on the net sales price.  The impairment charge is included in other losses, net in the accompanying consolidated statements of operations.

At September 30, 2011, management believes no impairment has occurred for the Company’s directly-owned assets (see discussion of the Core Fund’s impairment of five of its properties in Note 5 – Unconsolidated Entities below). If market conditions deteriorate or if management’s plans for certain properties change, impairment charges could be required in the future.

Sale of Investment Property

The Company recognizes gain on the sale of real estate when the following conditions are met: (i) the sale is consummated, (ii) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (iii) any receivable taken by the Company is not subject to future subordination and (iv) the Company has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.

Restricted Cash

As of September 30, 2011 and December 31, 2010, the Company had restricted cash of $110.5 million and $3.9 million. In May 2011, the Company replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal. As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the condensed consolidated balance sheet. See Other Assets discussion below for additional details. The remaining balance for each period is related to escrow accounts required by certain of the Company’s mortgage agreements.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $7.4 million and $4.0 million, at September 30, 2011 and December 31, 2010, respectively.

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

Tenant inducement amortization was $2.9 million and $2.2 million for the three months ended September 30, 2011 and 2010, respectively. In addition, the Company recorded $1.3 million and $1.1 million as amortization expense related to other direct leasing costs for the three months ended September 30, 2011 and 2010, respectively.

Tenant inducement amortization was $9.0 million and $6.0 million for the nine months ended September 30, 2011 and 2010, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $4.3 million and $3.2 million as amortization expense related to other direct leasing costs for the nine months ended September 30, 2011 and 2010, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing including the financing fees paid to our Advisor (see Note 9 – Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended September 30, 2011 and 2010, approximately $2.0 million and $701,000, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2011 and 2010, $3.6 million and $2.2 million, respectively, was amortized into interest expense in the accompanying condensed consolidated statements of operations.

Other Assets

Other assets included the following (in thousands):

	September 30, 2011		December 31, 2010
Prepaid insurance	$1,303		$911
Prepaid/deferred taxes	1,649	(1)	994
Cash collateral for HSH mortgage facility	-		106,251	(2)
Other	938		852
Total	$3,890		$109,008

(1) At September 30, 2011 prepaid/deferred taxes consist primarily of prepaid property taxes.

(2) During the fourth quarter of 2009, the Company made collateral deposits totaling $106.1 million to HSH Nordbank in order to rebalance the collateral for the properties under the Company’s pooled mortgage facility. The increase in the cash collateral from that time to December 31, 2010 is due to interest earned on these deposits, which accrue to the Company and is reflected as an increase in the balance. In May 2011, the Company replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal. As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the condensed consolidated balance sheet.

   Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. The Company recorded liabilities of $9.3 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets for each period ending September 30, 2011 and December 31, 2010. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $50.1 million and $47.2 million as of September 30, 2011 and December 31, 2010, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Redemption of Common Stock

Financial instruments that represent a mandatory obligation of the Company to repurchase shares are required to be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  At such time, the Company reclassifies such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $2.8 million and $2.9 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity. Effective November 30, 2009, the Company suspended its share redemption program except for redemption requests made in connection with the death or disability of a shareholder.

Per Share Data

Net income/loss per common share is calculated by dividing the net income/loss attributable to common shareholders for each period by the weighted average number of common shares outstanding during such period. Net income/loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recent Accounting Pronouncements

In May 2011, FASB issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS (International Financial Reporting Standards). The adoption of this guidance is effective prospectively for interim and annual periods beginning after December 15, 2011 and is not expected to have a material effect on the Company’s financial statements.

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

Reclassifications

The Company made an insignificant reclassification in its condensed consolidated statement of cash flows for the nine months ended September 30, 2010 to be consistent with the presentation for the nine months ended September 30, 2011.  Management believes this change in presentation simplifies the condensed consolidated statement of cash flows by combining related line items, although it does not believe this change is necessary for the fair presentation of the Company’s financial statements.

3.  Real Estate Investments

The following table provides summary information regarding the properties in which the Company owned interests as of September 30, 2011. All assets which are 100% owned by the Company are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership (1)
Directly-owned Properties
321 North Clark	Chicago, Illinois	04/2006	888,837	75%	100%
Citymark	Dallas, Texas	08/2005	218,926	79%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,253,353	84%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	98%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	88%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579	100%	100%
2100 Powell	Emeryville, California	12/2006	345,892	100%	100%
Williams Tower	Houston, Texas	05/2008	1,479,764	88%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
One Wilshire	Los Angeles, California	08/2007	661,553	94%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,912	58%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,018,428	82%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	768,953	85%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	85%	100%
1515 S Street	Sacramento, California	11/2005	349,740	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	254,145	92%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	68%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	99%	100%
Total for Directly-Owned Properties			11,371,351	88%

Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	90%	22%
The Carillon Building	Charlotte, North Carolina	07/2007	472,938	84%	22%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	91%	22%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	94%	11%
333 West Wacker	Chicago, Illinois	04/2006	856,124	73%	18%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Effective Ownership (1)
One Shell Plaza	Houston, Texas	05/2004	1,230,395	99%		11%
Two Shell Plaza	Houston, Texas	05/2004	565,573	95%		11%
425 Lexington Avenue	New York, New York	08/2003	700,034	100%		11%
499 Park Avenue	New York, New York	08/2003	295,577	89%		11%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	83%		22%
Riverfront Plaza	Richmond, Virginia	11/2006	951,616	97%		22%
Johnson Ranch Corporate Centre	Roseville, California	05/2007	179,990	42%		18%
Roseville Corporate Center	Roseville, California	05/2007	111,418	63%		18%
Summit at Douglas Ridge	Roseville, California	05/2007	185,128	75%		18%
Olympus Corporate Centre	Roseville, California	05/2007	193,178	53%		18%
Douglas Corporate Center	Roseville, California	05/2007	214,606	85%		18%
Wells Fargo Center	Sacramento, California	05/2007	502,365	92%		18%
525 B Street	San Diego, California	08/2005	449,180	96%		22%
The KPMG Building	San Francisco, California	09/2004	379,328	88%		22%
101 Second Street	San Francisco, California	09/2004	388,370	96%		22%
720 Olive Way	Seattle, Washington	01/2006	300,710	86%		18%
1200 19th Street	Washington, D.C.	08/2003	337,486	83%		11%
Warner Center	Woodland Hills, California	10/2006	808,274	89%		18%
Total for Core Fund Properties			13,186,890	89%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	99,749	86%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	93%		70%
Champions Village	Houston, Texas	11/2008	384,581	89%		70%
King's Crossing	Kingwood, Texas	11/2008	126,397	98%		70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	93%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,796	90%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	88,108	96%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	93%		70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,652	96%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	98%		70%
Total for Grocery-Anchored Portfolio			1,505,835	92%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	07/2007	693,115	100%		50%
Total for All Properties			26,757,191	89%	(2)
_________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On September 30, 2011, Hines REIT owned a 95.6% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 4.4% interest in the Operating Partnership. In addition, the Company owned an approximate 26.8% non-managing general partner interest in the Core Fund as of September 30, 2011. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.6% to 83.0%.

(2)
This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties.  The percentage leased based on the Company’s effective ownership interest in each property is 88%.

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

Investment Property, net

Investment property consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Buildings and improvements	$1,765,950	$1,953,741
Less: accumulated depreciation	(191,220)	(176,263)
Buildings and improvements, net	1,574,730	1,777,478
Land	382,840	435,734
Investment property, net	$1,957,570	$2,213,212

Lease Intangibles

As of September 30, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$314,827	$53,124	$105,466
Less: accumulated amortization	(172,165)	(25,941)	(53,310)
Net	$142,662	$27,183	$52,156

As of December 31, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$361,367	$57,637	$130,892
Less: accumulated amortization	(173,860)	(24,163)	(58,427)
Net	$187,507	$33,474	$72,465

 Amortization expense of in-place leases was $10.9 million and $14.9 million for the three months ended September 30, 2011 and 2010, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $1.6 million and $4.2 million, respectively. Amortization expense of in-place leases was $34.4 million and $43.8 million for the nine months ended September 30, 2011 and 2010, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $6.9 million and $10.5 million, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from October 1 through December 31, 2011 and for each of the years ended December 31, 2012 through 2015 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
October 1 through December 31, 2011	$8,500	$(1,611)
2012	28,736	(6,904)
2013	23,757	(6,780)
2014	18,410	(4,485)
2015	16,593	(3,573)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2011, the approximate fixed future minimum rentals for the period from October 1 through December 31, 2011 and for each of the years ended December 31, 2012 through 2015 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1 through December 31, 2011	$49,128
2012	191,259
2013	164,274
2014	140,654
2015	132,521
Thereafter	516,325
Total	$1,194,161

During the nine months ended September 30, 2011 and 2010, the Company did not earn more than 10% of its revenue from any individual tenant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$-	$9,477	$17,298	$32,126
Other revenue	-	1,237	2,365	4,018
Total revenues	-	10,714	19,663	36,144
Expenses:
Property operating expenses	-	2,837	5,332	8,909
Real property taxes	-	2,270	4,225	7,473
Property management fees	-	260	475	821
Depreciation and amortization	-	2,131	3,770	7,640
Total expenses	-	7,498	13,802	24,843
Income from discontinued operations before interest income (expense), taxes and gain on sale	-	3,216	5,861	11,301
Interest expense	-	(2,504)	(4,426)	(7,536)
Interest income	-	13	33	102
(Provision) benefit for income taxes	-	66	75	(343)
Income from discontinued operations before gain on sale	-	791	1,543	3,524
Gain on sale of properties	-	-	107,241	22,537
Income from discontinued operations	$-	$791	$108,784	$26,061

The tables below show income (loss) and income (loss) per share attributable to common shareholders allocated between continuing operations and discontinued operations:

Loss from continuing operations attributable
to common shareholders	$(19,839)	$(30,131)	$(55,098)	$(78,209)
Income from discontinued operations attributable
to common shareholders	-	762	104,291	25,151
Net income (loss) attributable to common shareholders	$(19,839)	$(29,369)	$49,193	$(53,058)

Basic and diluted income (loss) per share attributable to common shareholders
Loss from continuing operations	$(0.09)	$(0.14)	$(0.25)	$(0.36)
Income from discontinued operations	$-	$-	$0.46	$0.11

5.   Investments in Unconsolidated Entities

     The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$348,215	$381,214	$373,798	$379,057
Distributions declared	(3,165)	(2,732)	(9,780)	(9,103)
Equity in earnings (losses)	17,594	(2,157)	(3,532)	7,422
Effect of exchange rate	(5,394)	1,907	(3,236)	856
Ending balance	$357,250	$378,232	$357,250	$378,232

       The Company has concluded its investment in the Grocery-Anchored Portfolio qualifies as a variable interest entity (“VIE”). The Grocery-Anchored Portfolio is financed with a $100.0 million secured note, which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”). The JV Partner is the manager of the investment properties, which provides it with the power to direct the activities of the VIE that most significantly impact the VIE’s financial performance. Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made.

During the period of its involvement with the VIE, the Company has not provided financial or other support to the Grocery-Anchored Portfolio. The table below includes the Company’s maximum loss exposure related to this investment as of September 30, 2011 and December 31, 2010, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

Period	Investment in Grocery-Anchored Portfolio (1)	Maximum Risk of Loss
September 30, 2011	$61,463	$61,463
December 31, 2010	$66,123	$66,123

(1) Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in earnings.

Investment in the Core Fund

Condensed consolidated financial information of the Core Fund is presented below:

Condensed Consolidated Balance Sheets of the Core Fund

	September 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash	$157,264	$131,353
Investment property, net	2,984,883	3,265,193
Other assets	682,668	725,498
Total Assets	$3,824,815	$4,122,044

LIABILITIES AND EQUITY
Debt	$2,228,627	$2,463,920
Other liabilities	273,466	260,922
Redeemable noncontrolling interests	408,346	454,036
Partners' equity	914,376	943,166
Total Liabilities and Equity	$3,824,815	$4,122,044

Condensed Consolidated Statements of Operations of the Core Fund

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues, other income and interest income	$108,429	$107,666	$322,178	$326,306
Property operating expenses	(51,660)	(49,688)	(150,301)	(144,398)
Interest expense	(33,623)	(33,823)	(97,391)	(100,117)
Depreciation and amortization	(34,135)	(37,058)	(103,809)	(115,057)
Impairment loss	—	—	(101,057)	—
Loss on derivative instruments	(542)	—	(542)	—
Income tax expense	(107)	(107)	(320)	(303)
Income from discontinued operations	114,327	1,217	116,643	113,896
Net income (loss)	102,689	(11,793)	(14,599)	80,327
Less (income) loss allocated to redeemable noncontrolling interests	(38,838)	1,622	(4,277)	(61,211)
Net income (loss) attributable to partners	$63,851	$(10,171)	$(18,876)	$19,116

During the second quarter of 2011, the Core Fund recorded an impairment loss of $101.1 million related to five of its properties located in suburban Sacramento. This resulted in an increase in the Company's equity in losses of the Core Fund for the nine months ended September 30, 2011 of $18.0 million.

Three First National Plaza

On August 26, 2011, the Core Fund sold Three First National Plaza, an office building located in Chicago, Illinois, which it acquired in March 2005.  The sales price was $344.0 million.  As a result of the sale, the Core Fund recognized a gain on sale of $113.9 million, which is included in income from discontinued operations above.  The Company recognized a gain of $20.3 million in relation to this sale, which is included in equity in earnings (losses) of unconsolidated entities, net in the condensed consolidated statements of operations.

One North Wacker

In July 2011, the Core Fund entered into a contract to sell 49% of its interest in One North Wacker, an office building located in Chicago, Illinois. This sale is expected to close by the end of the fourth quarter of 2011. However, there can be no assurance the sale will be completed.

Investment in Distribution Park Rio

Condensed consolidated financial information of Distribution Park Rio is presented below:

Condensed Consolidated Balance Sheets of Distribution Park Rio

	September 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash	$264	$55
Investment property, net	56,169	62,476
Other assets	1,342	2,505
Total Assets	$57,775	$65,036

LIABILITIES AND EQUITY
Total liabilities	$384	$378
Partners' equity	57,391	64,658
Total Liabilities and Equity	$57,775	$65,036

Condensed Consolidated Statements of Operations of Distribution Park Rio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Total revenues and interest income	$2,105	$2,040	$6,661	$6,472
Total expenses	(972)	(879)	(3,033)	(2,847)
Net income	$1,133	$1,161	$3,628	$3,625

Investment in Grocery-Anchored Portfolio

Condensed consolidated financial information of the Grocery-Anchored Portfolio is presented below:

Condensed Consolidated Balance Sheets of WRI HR Retail Venture I LLC

	September 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash	$2,268	$2,454
Investment property, net	165,815	167,909
Other assets	22,120	27,701
Total Assets	$190,203	$198,064

LIABILITIES AND EQUITY
Debt	$126,743	$127,334
Other liabilities	6,810	7,335
Members' equity	56,650	63,395
Total Liabilities and Equity	$190,203	$198,064

Condensed Consolidated Statements of Operations of WRI HR Retail Venture I LLC

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Total revenues and interest income	$5,940	$6,100	$17,824	$18,368
Total expenses	(5,519)	(5,271)	(16,408)	(16,468)
Net income	$421	$829	$1,416	$1,900

6. Debt Financing

The following table includes all of the Company’s outstanding notes payable balances as of September 30, 2011 and December 31, 2010 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate		Principal Outstanding at September 30, 2011		Principal Outstanding at December 31, 2010
SECURED MORTGAGE DEBT
Metropolitan Life Insurance Company — 1515 S. Street	9/1/2016	4.250%		$40,923	(1)	$45,000
Wells Fargo Bank, N.A. — Airport Corporate Center	9/1/2021	5.140%		79,000	(2)	64,454
The Prudential Insurance Company of America — One Wilshire	11/1/2012	5.980%		159,500		159,500
New York State Teachers’ Retirement System – 2555 Grand	5/1/2013	5.375%		86,000		86,000
New York State Teachers’ Retirement System – Williams Tower	6/1/2013	5.500%		165,000		165,000
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	6/11/2015	5.330%		9,590		9,687
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	11/11/2015	5.530%		10,104		10,215
IXIS Real Estate Capital Inc. – Raytheon/ DIRECTV Buildings	12/5/2016	5.675%		51,440		52,069
Artesia Mortgage Capital Corporation –	12/11/2016	5.850%		15,173		15,317
345 Inverness Drive
Capmark Finance, Inc. (4) – Atrium on Bay	2/26/2017	5.330%		—		190,019
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2016	5.858%	(6)	185,000		185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/12/2017	5.251%	(6)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2017	5.355%	(6)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2017	5.980%	(6)	48,000		48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2017	6.030%	(6)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	1/1/2013	5.700%		205,000		205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	2/3/2013	Variable		—	(3)	—
Atrium Note Payable (4)	10/1/2011	7.390%		—		2,896
TOTAL PRINCIPAL OUTSTANDING				1,341,730		1,525,157
Unamortized Discount (5)				(3,103)		(3,613)
NOTES PAYABLE				$1,338,627		$1,521,544

(1)
In August 2011, the Company executed a mortgage agreement with Metropolitan Life Insurance Company and retired the existing $45.0 million note payable. The new mortgage is a five year, $41.0 million loan with a fixed interest rate of 4.25%. The mortgage has a 25-year amortization schedule and is secured by our interest in 1515 S. Street.

(2)
In August 2011, the Company executed a mortgage agreement with John Hancock Life Insurance (USA) and retired the existing $64.1 million note payable. The new mortgage is a 10-year, $79.0 million loan with a fixed rate of 5.14% and is secured by our interest in Airport Corporate Center. The mortgage requires interest only payments for the first two years, at which time the mortgage begins amortizing.

(3)
The Company entered into a new $45.0 million revolving line of credit with KeyBank pursuant to a Credit Agreement dated February 3, 2011 and a Promissory Note dated February 3, 2011.  The facility (as amended) provided for an original expiration date of August 3, 2011, subject to extension at the Company’s election for an additional 18-month period. Interest will be determined, at the Company’s election, based on (i) the Prime Rate, (ii) the Federal Funds Rate or (iii) LIBOR plus a margin of at least 3.25%. On August 2, 2011, the Company exercised its option to extend the maturity date to February 3, 2013.

(4)	Atrium on Bay was sold on June 1, 2011. All related mortgages and notes payable were assumed by the purchaser. See Note 4 – Discontinued Operations for additional information.

(5)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

(6)
The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at the specified rate.  See Note 7– Derivative Instruments for additional information.

     The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from October 1, 2011 through December 31, 2011, for each of the years ended December 31, 2012 through December 31, 2015 and for the period thereafter (in thousands):

	Principal Payments due by Period
	October 1, 2011 – December 31, 2011	2012	2013	2014	2015	Thereafter
Notes Payable	$495	$161,836	$458,845	$3,759	$22,292	$694,503

The Company is not aware of any instances of noncompliance with financial covenants as of September 30, 2011.

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

The tables below provide additional information regarding each of the Company’s derivative instruments (all amounts are in thousands):

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	September 30, 2011	December 31, 2010
Interest rate swap contracts	$(111,650)	$(85,301)
Total derivatives	$(111,650)	$(85,301)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss on interest rate swap (1)	$(22,549)	$(15,441)	$(26,349)	$(45,669)
Loss on foreign currency swap (2)	—	—	—	(110)
Total	$(22,549)	$(15,441)	$(26,349)	$(45,779)

(1) Amounts represent the loss on interest rate swaps. Changes in fair value are recorded in loss on derivative instruments, net in the condensed consolidated statements of operations.

(2) Amount represents the loss on the Company’s foreign currency swap described above. This amount is recorded in income from discontinued operations, net of taxes in the condensed consolidated statements of operations.

8.  Distributions

With the authorization of its board of directors, the Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represents a change in the annualized distribution rate from 6% to 5% (based on the Company’s prior primary offering share price of $10.08 per share, and the assumption that such distribution rate would be maintained for a twelve-month period). With the authorization of its board of directors, the Company continued to declare distributions in the amount of $0.00138082 per share, per day through November 30, 2011, which represents an annual distribution rate of 6.5%, based on our new estimated share value of $7.78 (assuming the current distribution rate is maintained for a twelve-month period).

With respect to the $0.00138082 per share, per day distributions declared for July through November 2011, $0.00041425 of the per share, per day distributions were or will be designated by the Company as special distributions which represent a return of a portion of the shareholders’ invested capital and, as such, reduce their remaining investment in the Company. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designations of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to the Company’s shareholders.  The remaining 70% of our distributions was or will be paid from funds generated by our operations.

        The table below outlines the Company’s total distributions declared to shareholders and noncontrolling interests for each of the quarters during 2011 and 2010, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Shareholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared

2011
September 30, 2011	$16,505	$12,201	$28,706	$1,291
June 30, 2011	$15,995	$12,248	$28,243	$1,217
March 31, 2011	$15,491	$12,324	$27,815	$1,151
Total	$47,991	$36,773	$84,764	$3,659

2010
December 31, 2010	$15,473	$12,830	$28,303	$1,123
September 30, 2010	$14,986	$13,172	$28,158	$1,067
June 30, 2010	$17,226	$16,011	$33,237	$1,205
March 31, 2010	$16,480	$16,170	$32,650	$1,129
Total	$64,165	$58,183	$122,348	$4,524

9.  Related Party Transactions

   The table below outlines fees and expense reimbursements incurred that are payable to Hines, the Advisor and Hines Real Estate Investments, Inc. (the “Dealer Manager”) for the three and nine months ended September 30, 2011 and 2010 and outstanding as of September 30, 2011 and December 31, 2010 (all amounts are in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Type and Recipient	2011	2010	2011	2010	2011	2010
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership	$3,897	$3,179	$(284)	$10,920	$73,049	$73,333

Due to Affiliates
Selling Commissions and Dealer Manager Fees – the Dealer Manager	$-	$-	$-	$118	$-	$-
Issuer Costs - the Advisor	15	129	49	129	5	9
Asset Management Fee – the Advisor	2,508	3,759	10,019	11,295	2,508	3,759
Disposition Fee – the Advisor	-	-	-	1,410	-	-
Debt Financing Fee – the Advisor	410	-	410	650	410	-
Other - the Advisor (1)	1,109	1,101	2,815	2,800	385	785
Property Management Fee – Hines	1,641	1,776	5,304	5,496	56	12
Leasing Fee – Hines	967	1,188	2,630	2,037	1,669	958
Tenant Construction Management Fees – Hines	33	1	62	2	30	15
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	3,907	4,190	12,582	12,959	461	633
Due to Affiliates					$5,524	$6,171

(1)   Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses. These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	2011	2010
Change in other assets	$(1,283)	$(1,059)
Change in tenant and other receivables	(6,727)	(4,644)
Change in deferred leasing costs	(38,519)	(48,829)
Change in accounts payable and accrued expenses	(7,148)	18,373
Change in participation interest liability	(283)	10,920
Change in other liabilities	3,060	(2,482)
Change in due to affiliates	(627)	(5,185)
Changes in assets and liabilities	$(51,527)	$(32,906)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$61,628		$63,790
Cash paid for income taxes	$1,211		$1,725
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$29,998		$29,225
Distributions reinvested	$37,402		$48,874
Loan transferred upon disposition of investment property	$199,278	$	−

12.  Commitments and Contingencies

On July 1, 2010, Deloitte LLP (“Deloitte”) signed a lease renewal for its space in JPMorgan Chase Tower, an office property located in Dallas, Texas. In connection with this renewal, the Company committed to fund $18.1 million of construction costs related to Deloitte’s expansion and refurbishment of its space, to be paid in future periods. As of September 30, 2011, $4.6 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

The HSH pooled mortgage facility credit agreement requires that the properties financed by this facility maintain a combined occupancy at or above 85%.  As of September 30, 2011, certain properties failed to meet this occupancy requirement.  As a result, the facility’s limited payment guaranty to which the Company is a party has been triggered, requiring the Company to commit to fund a property leasing guaranty in an amount that would be required to increase the occupancy of all individual borrowing base assets to 90%.   As of September 30, 2011, the Company believes the amount of this potential guaranty obligation is approximately $12.6 million.  This guaranty will be discharged once the portfolio achieves a combined occupancy greater than or equal to 85% or once all outstanding payments of interest and principal are paid in full.  No liability was recorded in relation to this guaranty as the Company believes the probability of performing under this guaranty is remote.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our derivative instruments measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

			Basis of Fair Value Measurements
Description	Fair Value		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
September 30, 2011	$(111,650)	$	−	$(111,650)	$	−
December 31, 2010	$(85,301)	$	−	$(85,301)	$	−

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Investment Property

On September 14, 2010, the Company sold a land parcel and recorded an impairment charge of approximately $811,000 in the period of sale based on the net sales price.  The impairment charges for both periods are included in other losses, net in the accompanying consolidated statements of operations.  The table below includes additional information regarding the impairment charges, which is required in accordance with the Fair Value Measurements and Disclosure topic of the FASB Accounting Standards Codification (in thousands):

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

On May 24, 2011, the Company’s board of directors established a new estimated value per share and new per share redemption price of $7.78, which was reduced from the prior redemption price of $9.15. As a result, the fair value of the Participation Interest liability was reduced by $12.2 million, resulting in a reduction of the asset management fee expense for the period ending June 30, 2011.  There was not a subsequent change in share price in the third quarter of 2011 and, therefore, there was not a fair value adjustment of the Participation Interest liability for the quarter ended September 30, 2011.

Other Financial Instruments

As of September 30, 2011, management estimated that the fair value of notes payable, which had a carrying value of $1.3 billion, was $1.3 billion. As of December 31, 2010, management estimated that the fair value of notes payable, which had a carrying value of approximately $1.5 billion, was $1.5 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

14.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has four reportable segments: 1) office properties, 2) a domestic industrial property, 3) domestic retail properties and 4) an international industrial property. The office properties segment consists of 20 office properties that the Company owns directly as well as 23 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial property segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of 12 grocery-anchored shopping centers that are owned indirectly through the Company’s investment in a joint venture with Weingarten. The international industrial property segment consists of one industrial property located in Rio de Janeiro, Brazil, that is owned indirectly through the Company’s investment in a joint venture with a Hines affiliate.

The Company’s indirect investments are accounted for using the equity method of accounting. As such, the activities of these investments are reflected in investments in unconsolidated entities in the condensed consolidated balance sheets and equity in earnings (losses) of unconsolidated entities, net in the condensed consolidated statements of operations.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income or loss, as applicable. "Corporate-Level Accounts" includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenue
Office properties	$66,801	$74,297	$205,061	$215,392
Domestic industrial property	1,694	1,142	3,981	3,343
Total revenue	$68,495	$75,439	$209,042	$218,735

Net operating income (1)
Office properties (1)	$37,963	$43,400	$118,452	$126,074
Domestic industrial property (1)	1,452	875	3,223	2,613
Total segment net operating income	$39,415	$44,275	$121,675	$128,687

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of domestic office properties	$17,018	$(2,964)	$(5,374)	$5,236
Equity in earnings (losses) of domestic retail properties	(5)	215	(15)	246
Equity in earnings of international industrial property	581	592	1,857	1,940
Total equity in earnings (losses) of unconsolidated entities	$17,594	$(2,157)	$(3,532)	$7,422

Total assets			September 30, 2011	December 31, 2010
Office properties			$2,307,958	$2,592,579
Domestic industrial property			40,412	41,650
Investment in unconsolidated entities -
Office properties			267,182	275,372
Domestic retail properties			61,463	66,123
International industrial property			28,605	32,303
Corporate-level accounts (2)			239,149	141,989
Total assets			$2,944,769	$3,150,016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation to net income (loss)
Total segment net operating income	$39,415	$44,275	$121,675	$128,687
Depreciation and amortization	(23,450)	(26,251)	(70,999)	(76,986)
Asset management and acquisition fees	(6,405)	(6,938)	(9,736)	(22,215)
General and administrative	(1,844)	(1,417)	(5,321)	(5,206)
Loss on derivative instruments, net	(22,549)	(15,441)	(26,349)	(45,669)
Other gains and losses	-	(811)	-	(811)
Interest expense	(21,357)	(20,291)	(61,642)	(60,782)
Interest income	195	67	338	211
Provision for income taxes	(147)	(129)	(366)	(369)
Equity in earnings (losses) of unconsolidated entities, net	17,594	(2,157)	(3,532)	7,422
Income from discontinued operations, net of tax	-	791	108,784	26,061
Net income (loss)	$(18,548)	$(28,302)	$52,852	$(49,657)

(1)	Revenues less property operating expenses, real property taxes and property management fees.
(2)
  This amount primarily consists of the Company's $107.0 million cash collateral deposit related to the letter of credit with the Bank of Montreal (see Note 2 - Summary of Significant Accounting Policies - Restricted Cash for additional information) and cash and cash equivalents at the corporate level, which includes proceeds from the sale of Atrium on Bay.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of September 30, 2011, we had direct and indirect interests in 57 properties. These properties consist of 43 office properties located throughout the United States, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located primarily in five states in the Southeastern United States (the “Grocery-Anchored Portfolio”).

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

As we have disclosed previously, we were required to revalue our common shares 18 months after the close of our primary offering. Hines REIT was closed to new investors as of January 1, 2010. Accordingly, after considering many factors, effective May 24, 2011, our board of directors established the new estimated value per share of $7.78. The primary driver of the decrease in our estimated share value was the economic environment’s impact on the commercial real estate markets during the global recession. The financial services sector, which represents the second largest tenant concentration in our portfolio, was one of the hardest hit in this downturn, and institutions such as banks, insurance companies and mortgage companies were forced to reduce expenditures and cut staff. Many had to reduce space or move to lesser-quality space to save on rent.

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

We pay distributions to our shareholders on a quarterly basis. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represents a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering share price of $10.08 per share, and the assumption that such distribution rate would be maintained for a twelve-month period).

With the authorization of its board of directors, we have continued to declare distributions in the amount of $0.00138082 per share, per day through November 30, 2011, which represents an annual distribution rate of 6.5%, based on our new estimated share value of $7.78 (assuming the current distribution rate is maintained for a twelve-month period).

These distributions declared for July through November 2011 will be paid from two sources. Approximately 70% have been or will be paid from funds generated by our operations and approximately 30% have been or will be special distributions from the proceeds on sales of certain properties. These special distributions represent a return of our shareholders’ invested capital.

Economic Update

Although U.S. real gross domestic product (“GDP”) has grown for nine consecutive quarters, the economic recovery appears to have slowed. In fact, GDP was up only 0.4%, 1.3% 2.5% in the first three quarters, respectively. While GDP has shown some growth, unemployment remains high, notwithstanding that the U.S. economy has added jobs in 12 consecutive months and jobs are up on a net basis since its employment lows in February 2010. Additionally, concerns and uncertainty resulting from raising the debt ceiling in the U.S. and confusion about Europe's strategy to fight its worsening debt crisis appear to have diminished investor confidence in the global economy and have caused instability in the global markets.

Commercial real estate is starting to show signs of recovery following the global financial crisis. The NCREIF Property Index (NPI) reported positive total returns of 3.4%, 3.9% and 3.3% in the first three quarters of 2011, respectively, which represents six consecutive quarters of positive total return. Additionally, NCREIF is reporting that average office occupancy is 85.4%, which is up 0.4% from December 31, 2010 and up 0.9% from its lows at September 30, 2010.  Although real estate fundamentals have improved, the lasting effects of the recession are still being felt and have had an adverse impact on tenant demand, overall occupancies, leasing velocity, rental rates, subletting and tenant defaults.

 As with most commercial real estate, our portfolio of assets has not been immune to the effects of a recession; however, due to the quality and diversification of our portfolio, we continue to believe that our portfolio is relatively well-positioned to recover from the negative impact as a result of the recent down cycle. In spite of the challenges presented by the uncertain economy and markets, our portfolio was 88% leased as of September 30, 2011 and 89% leased as of December 31, 2010. Our management closely monitors the portfolio's lease expirations, which for the period from October 1, 2011 through December 31, 2011, for each of the years ended December 31, 2012 through December 31, 2015 approximate 4.1%, 7.9%, 13.4%, 5.3% and 9.1%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to be leased to a diverse tenant base over a variety of industries, our portfolio is approximately 17% leased to over 100 companies in the legal industry, approximately 13% leased to over 200 companies in the financial and insurance industries, approximately 13% leased to over 40 companies in the manufacturing industry and approximately 12% leased to over 90 companies in the information technology industry.

Debt capital was more difficult and expensive to obtain during the economic downturn, however the debt markets have shown signs of improvement and financing has become more readily available at attractive pricing for well-located, high quality assets.   See “Financial Condition, Liquidity and Capital Resources – Cash Flows From Financing Activities – Debt Financings” for further discussion on current financing activity in our portfolio.  We have managed our portfolio to date in an effort to minimize our exposure to volatility in the debt capital markets. We have done this by using moderate levels of long-term fixed-rate debt and minimizing our exposure to short-term variable-rate debt which is more likely to be impacted by market volatility. Our portfolio was 55% leveraged as of September 30, 2011, with 100% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps) which expire in more than one year. This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

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

On June 1, 2011, we sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada.  We acquired Atrium on Bay in February 2007 for 250.0 million CAD ($215.5 million USD, based on the exchange rate in effect on the date of acquisition).  The contract sales price for Atrium on Bay was 344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale), exclusive of transaction costs.  The net proceeds received from this sale were $128.7 million after transaction costs, assumption of related mortgage debt by the purchaser and local taxes.  We recognized a gain of $107.2 million in relation to this sale.

On August 26, 2011, the Core Fund sold Three First National Plaza, an office building located in the business and financial district of Chicago, Illinois.  The Core Fund acquired Three First National Plaza in March 2005 for $245.3 million.   The contract sales price for Three First National Plaza was $344.0 million, exclusive of transaction costs.  The net proceeds received to the Core Fund from this sale were $198.5 million after transaction costs and repayment of related mortgage debt of $126.9 million.  As a result of the sale, the Core Fund recognized a gain of $113.9 million.  We recognized a gain of $20.3 million based on our effective ownership as of the date of sale.

In August 2011, we executed a mortgage agreement with Metropolitan Life Insurance Company and retired an existing $45.0 million note payable that was secured by our interest in 1515 S. Street. The new mortgage is a five year, $41.0 million loan with a fixed interest rate of 4.25%.  The mortgage has a 25-year amortization schedule and is secured by our interest in 1515 S. Street. Additionally, in June 2011, we exercised our option to extend the maturity date of our $45.0 million revolving line of credit with KeyBank for 18-months to February 3, 2013.

In August 2011, we executed a mortgage agreement with John Hancock Life Insurance Company (USA) to refinance a maturing $64.1 million mortgage, which is secured by our interest in Airport Corporate Center. The new mortgage is a 10-year, $79.0 million mortgage with a fixed rate of 5.14%. The mortgage requires interest only payments for the first two years, at which time the mortgage begins amortizing until its maturity.

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

Additionally, we incur corporate-level debt service, general and administrative expenses, asset management and acquisition fees. Net cash provided by operating activities was $6.5 million for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $18.2 million for the nine months ended September 30, 2010. The decrease in cash flows from operating activities between 2011 and 2010 is due to increased deferred leasing costs, adverse effects of the economic recession on commercial real estate fundamentals and the corresponding reduction in our net operating income in addition to the impact of the sales of our Brazilian industrial properties during 2010 and Atrium on Bay in June 2011.  To the extent we continue to sell properties, our operating cash flow will continue to decrease.

  Cash Flows from Investing Activities

Net cash from investing activities was approximately $129.6 million and $148.6 million for the nine months ended September 30, 2011 and 2010, respectively. On June 1, 2011, we received net proceeds of $128.7 million related to the sale of Atrium on Bay, a mixed-use property located in Toronto, Ontario. During the nine months ended September 30, 2010, we received proceeds of $130.1 million related to the sale of three Brazilian industrial properties and $11.8 million from the sale of a land parcel in Houston, Texas.

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

Cash Flows from Financing Activities

    Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have declared and expect to continue to declare distributions to shareholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly. With the authorization of its board of directors, we have declared distributions monthly and aggregated and paid such distributions quarterly. We intend to continue this distribution policy for so long as our board of directors decides this policy is in our best interests. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represents a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering share price of $10.08 per share, and the assumption that such distribution rate would be maintained for a twelve-month period). With the authorization of our board of directors, we have continued to declare distributions in the amount of $0.00138082 per share, per day through November 30, 2011, which represents an annual distribution rate of 6.5%, based on our new estimated share value of $7.78 (assuming the current distribution rate is maintained for a twelve-month period).

With respect to the $0.00138082 per share, per day distributions declared for July through November 2011, $0.00041425 of the per share, per day distributions were or will be designated by us as special distributions which represent a return of a portion of the shareholders’ invested capital and, as such, reduce their remaining investment in the Company. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designations of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our shareholders.  The remaining 70% of our distributions was or will be paid from funds generated by our operations.

        The table below outlines our total distributions declared to shareholders and noncontrolling interests for each of the quarters during 2011 and 2010, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Shareholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared

2011
September 30, 2011	$16,505	$12,201	$28,706	$1,291
June 30, 2011	$15,995	$12,248	$28,243	$1,217
March 31, 2011	$15,491	$12,324	$27,815	$1,151
Total	$47,991	$36,773	$84,764	$3,659

2010
December 31, 2010	$15,473	$12,830	$28,303	$1,123
September 30, 2010	$14,986	$13,172	$28,158	$1,067
June 30, 2010	$17,226	$16,011	$33,237	$1,205
March 31, 2010	$16,480	$16,170	$32,650	$1,129
Total	$64,165	$58,183	$122,348	$4,524

For the nine months ended September 30, 2011 and 2010, we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments and proceeds from the sales of our real estate investments.

   Redemptions

During the nine months ended September 30, 2011 and 2010, we funded redemptions of $8.9 million and $7.5 million, respectively, pursuant to the terms of our share redemption program.

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

In August 2011, the Company executed a mortgage agreement with Metropolitan Life Insurance Company and retired an existing $45.0 million note payable that was secured by our interest in 1515 S. Street. The new mortgage is an amortizing five year, $41.0 million loan with a fixed rate of 4.25% and is secured by our interest in 1515 S. Street.

For the nine months ended September 30, 2011, we received debt proceeds of $43.0 million and made payments of $43.0 million related to borrowings under our revolving credit facility. For the nine months ended September 30, 2010, we received debt proceeds of $29.0 million and made payments of $90.5 million related to borrowings under our revolving credit facility. We generally use proceeds from our revolving credit facility to fund general working capital needs.

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

 Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

We owned 21 properties directly that were 88% leased as of September 30, 2011 compared to 22 properties that were 90% leased as of September 30, 2010. The table below includes revenues and expenses of our directly-owned properties for the three and nine months ended September 30, 2011 and 2010. Please note, the following analysis excludes the activity of Atrium on Bay, which we sold in June 2011 and Distribution Park Araucaria, Elouveira and Vinhedo, which we sold during 2010.  See "Discontinued Operations" below for additional information regarding our property dispositions. All amounts in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2011	2010	$	%

Property revenues	$68,495	$75,439	$(6,944)	(9.2)%
Less: Property expenses (1)	29,227	31,293	(2,066)	(6.6)%
Total property revenues in excess of expenses	$39,268	$44,146	$(4,878)	(11.0)%

Interest and Depreciation/Amortization
Depreciation and amortization	$23,450	$26,251	$(2,801)	(10.7)%
Interest expense	$21,357	$20,291	$1,066	5.3%
Interest income	$195	$67	$128	191.0%

	Nine Months Ended September 30,		Change
	2011	2010	$	%

Property revenues	$209,042	$218,735	$(9,693)	(4.4)%
Less: Property expenses (1)	87,733	90,417	(2,684)	(3.0)%
Total property revenues in excess of expenses	$121,309	$128,318	$(7,009)	(5.5)%

Interest and Depreciation/Amortization
Depreciation and amortization	$70,999	$76,986	$(5,987)	(7.8)%
Interest expense	$61,642	$60,782	$860	1.4%
Interest income	$338	$211	$127	60.2%
__________

(1)	Property expenses include property operating expenses, real property taxes, property management fees and income taxes.

Revenues from the operation of our properties for the nine months ended September 30, 2011 declined as compared to the same period in 2010. Property revenues decreased during this period primarily due to adverse effects of the economic recession on commercial real estate fundamentals. For example, decreases in tenant demand and leasing velocity have led to declining rental rates and increased tenant incentives on lease renewals. We have also experienced increases in tenant defaults and a reduction of out-of-market lease intangible amortization, both of which have negatively impacted our revenues between the periods.

Property expenses decreased during the three and nine months ended September 30, 2011 as compared to the same periods in 2010 primarily as a result of decreased property taxes.  Depreciation and amortization decreased during the three and nine months ended September 30, 2011 as compared to the same periods in 2010 due to fully amortized lease intangibles.

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

On June 1, 2011, we sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada, which we acquired in February 2007.  The contract sales price for Atrium on Bay was $344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale).  We acquired Atrium on Bay in February 2007 for 250.0 million CAD ($215.5 million USD, based on the exchange rate in effect on the date of acquisition).

The results of operations of Distribution Parks Araucaria, Elouveira, Vinhedo, and Atrium on Bay and the gain realized on the disposition of these properties are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Rental revenue	$-	$9,477	$17,298	$32,126
Other revenue	-	1,237	2,365	4,018
Total revenues	-	10,714	19,663	36,144
Expenses:
Property operating expenses	-	2,837	5,332	8,909
Real property taxes	-	2,270	4,225	7,473
Property management fees	-	260	475	821
Depreciation and amortization	-	2,131	3,770	7,640
Total expenses	-	7,498	13,802	24,843
Income from discontinued operations before interest income (expense), taxes and gain on sale	-	3,216	5,861	11,301
Interest expense	-	(2,504)	(4,426)	(7,536)
Interest income	-	13	33	102
(Provision) benefit for income taxes	-	66	75	(343)
Income from discontinued operations before gain on sale	-	791	1,543	3,524
Gain on sale of properties	-	-	107,241	22,537
Income from discontinued operations	$-	$791	$108,784	$26,061

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of September 30, 2011, we owned a 26.8% non-managing general partner interest in the Core Fund, which held interests in 23 properties that were 89% leased. As of September 30, 2010, we owned a 27.7% non-managing general partner interest in the Core Fund, which held interests in 24 properties that were 87% leased. Our equity in earnings related to our investment in the Core Fund for the three months ended September 30, 2011 was $17.0 million compared to $3.0 million for the three months ended September 30, 2010. Our equity in losses related to our investment in the Core Fund for the nine months ended September 30, 2011 was $5.4 million compared to equity in earnings of $5.2 million for the nine months ended September 30, 2010. The change in our equity in earnings (losses) for the three and nine months ended September 30, 2011 primarily resulted from our portion of an impairment charge recorded at five of the Core Fund's properties located in suburban Sacramento ($18.0 million), our portion of a gain on the sale of 600 Lexington Avenue during the second quarter of 2010 ($12.5 million), and our portion of a gain on the sale of Three First National Plaza during the third quarter of 2011 ($20.3 million).

Our Interest in the Grocery-Anchored Portfolio

We own a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio were insignificant for both the three and nine months ended September 30, 2011 and 2010.

Our Interest in Distribution Park Rio

We own a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. Our equity in earnings related to our investment in Distribution Park Rio for the three months ended September 30, 2011 and 2010 was approximately $581,000 and $592,000, respectively. Our equity in earnings related to our investment in Distribution Park Rio for the nine months ended September 30, 2011 and 2010 was $1.9 million and $1.9 million, respectively.

CORPORATE-LEVEL ACTIVITIES

Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010. The loss on derivative instruments recorded during the nine months ended September 30, 2011 and 2010 is primarily the result of changes in the fair value of interest rate swaps during each period. In addition, we entered into a foreign currency swap in February 2010 in relation to our sale of Distribution Park Araucaria. We recognized a loss of approximately $110,000 related to this swap, which was recorded in income from discontinued operations in our condensed consolidated statements of operations. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

Other Corporate-level Activities

The tables below provide detail relating to our asset management and acquisition fees and general and administrative expenses. All amounts in thousands, except percentages:

	Three Months Ended September 30,		Change
	2011	2010	$	%

Asset management and acquisition fees	$6,405	$6,938	$(533)	(7.7)%
General and administrative expenses	$1,844	$1,417	$427	30.1%

	Nine Months Ended September 30,		Change
	2011	2010	$	%

Asset management and acquisition fees	$9,736	$22,215	$(12,479)	(56.2)%
General and administrative expenses	$5,321	$5,206	$115	2.2%

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

As described previously, on May 24, 2011, the board of directors established a new estimated value per share and new per share redemption price of $7.78, which was reduced from the prior redemption price of $9.15. Accordingly, the fair value of the Participation Interest liability as of June 30, 2011 was reduced by $12.2 million, resulting in a reduction of the asset management fee expense for the nine months ended September 30, 2011.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses.

Net Income Attributable to Noncontrolling Interests

As of September 30, 2011 and 2010, affiliates of Hines owned a 4.4% and 3.7% noncontrolling interest in the Operating Partnership, respectively. During each of the three months ended September 30, 2011 and 2010, we allocated income of approximately $1.3 million and $1.1 million, respectively to these affiliates. During the nine months ended September 30, 2011 and 2010, we allocated income of approximately $3.7 million and $3.4 million, respectively, to these affiliates.

Funds from Operations andModified Funds from Operations

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

MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed.  MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(18,548)	$(28,302)	$52,852	$(49,657)
Depreciation and amortization (1)	23,450	28,380	74,769	84,627
Gain on sale of investment property (2)	-	-	(107,241)	(22,537)
Adjustments to equity in earnings from unconsolidated entities, net (3)	(11,392)	9,306	24,298	17,177
Adjustments for noncontrolling interests (4)	284	(341)	(1,789)	(1,018)
Funds from operations	(6,206)	9,043	42,889	28,592
Loss on derivative instruments (5)	22,549	15,441	26,349	45,669
Impairment on land parcel (6)	-	811	-	811
Other components of revenues and expenses (7)	1,176	(4,648)	(1,511)	(9,527)
Adjustments to equity in earnings (losses) from unconsolidated entities, net (3)	206	(160)	499	(80)
Adjustments for noncontrolling interests (4)	(1,046)	(418)	(1,115)	(1,303)
Modified Funds From Operations	16,679	20,069	67,111	64,162

Basic and Diluted Loss Per Common Share	$(0.09)	$(0.13)	$0.22	$(0.24)
Funds From Operations Per Common Share	$(0.03)	$0.04	$0.19	$0.13
Modified Funds From Operations Per Common Share	$0.07	$0.09	$0.30	$0.29
Weighted Average Shares Outstanding	225,975	221,649	224,859	219,548

1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes zero and $2.1 million of depreciation and amortization related to discontinued operations for the three months ended September 30, 2011 and 2010, respectively. This amount includes $3.8 million and $7.6 million of depreciation and amortization related to discontinued operations for the nine months ended September 30, 2011 and 2010, respectively.

2)
Represents the gain on disposition of certain real estate investments. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

3)
Includes adjustments to equity in earnings (losses) of unconsolidated entities, net, similar to those described in Notes 1, 2, and 7 for our unconsolidated entities, which are necessary to convert our share of income (loss) from unconsolidated entities to FFO and MFFO.

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

6)
Represents impairment charges recorded in the third quarter of 2010 in accordance with GAAP.  Although such charges are included in the calculation of net income (loss), we have excluded them from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

7)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Straight-line rent adjustment (a)	$(423)	$(2,934)	$(4,313)	$(5,635)
Amortization of lease incentives (b)	2,949	2,237	9,038	5,983
Amortization of out-of-market leases (b)	(1,561)	(4,164)	(6,871)	(10,516)
Other	211	213	635	641
	$1,176	$(4,648)	$(1,511)	$(9,527)

a	)
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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
Pursuant to the terms of the Grocery Anchored Portfolio joint venture agreement, for the three months ended September 30, 2011 and 2010, we received distributions of approximately $742,000 and $508,000 in excess of our pro-rata share of the joint venture’s MFFO, respectively. For the nine months ended September 30, 2011 and 2010, we received distributions of $2.2 million and $1.9 million in excess of our pro-rata share of the joint venture’s MFFO, respectively.

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

•
On September 14, 2010, we sold a land parcel located in Houston, Texas, which we acquired in connection with our purchase of Williams Tower.  The sales price of the land parcel was $12.8 million.  Proceeds received after closing costs and fees were $11.8 million.  We recorded an impairment charge upon sale of approximately $811,000 which is included in other losses in the accompanying condensed consolidated statement of operations but has been excluded from MFFO.  See note 6 above.

•
On June 1, 2011, we sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada.  We acquired Atrium on Bay in February 2007 for 250.0 million CAD ($215.5 million USD, based on the exchange rate in effect on the date of acquisition).  The contract sales price for Atrium on Bay was $344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale), exclusive of transaction costs.  The net proceeds received from this sale were $128.7 million after transaction costs, assumption of related mortgage debt by the purchaser and local taxes.

•
On August 26, 2011, the Core Fund sold Three First National Plaza, an office property located in Chicago, Illinois, which it acquired in March 2005 for $245.3 million.  The Core Fund’s net proceeds from the sale of Three First National Plaza after deducting transaction costs, taxes and fees were approximately $198.5 million.  Our effective ownership in this asset on the date of the sale was 18%.

•
Amortization of deferred financing costs was approximately $2.0 million and $701,000 for the three months ended September 30, 2011 and 2010, respectively, and was deducted in determining MFFO. Amortization of deferred financing costs was $3.6 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively, and was deducted in determining MFFO.

•
A portion of our acquisition and asset management fees are paid in equity through the Participation Interest. For the three and nine months ended September 30, 2010, we incurred expenses of $3.2 million and $10.9 million, respectively, related to the Participation Interest. As described previously, we recorded a fair market value adjustment of $12.2 million resulting from the remeasurement of the Participation Interest liability in June 2011. As a result, for the three months ended September 30, 2011, we recorded expense of $3.9 million related to the Participation Interest  For the nine months ended September 30, 2011 we recorded income of $284,000 related to the Participation Interest.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer manager fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described elsewhere in this Quarterly Report on Form 10-Q and previously in our Annual Report on Form 10-K for the year ended December 31, 2010. During June 2011, our Advisor agreed to waive one-third of the cash asset management fees it receives from us for the period from July 1, 2011 through the end of 2012. For the nine months ended September 30, 2010 we paid the Advisor a disposition fee in connection with our dispositions of properties in Brazil. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Results for our Directly-Owned Properties - Discontinued Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of September 30, 2011, we had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the debt outstanding under the HSH Credit Facility to which our outstanding interest rate swaps relate. Please see “Debt Financings” for more information concerning our outstanding debt.

We currently have a 50% indirect interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. As a result, we are subject to risk from the effects of exchange rate movements between the Brazilian Reais and the U.S. dollar, which may affect future costs and cash flows. We are currently a net receiver of Reais (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Reais. Based upon our equity ownership in Distribution Park Rio as of December 31, 2011, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in the exchange rate between the Brazilian Reais and the U.S. dollar would decrease the net book value of our investment in Distribution Park Rio by approximately $3.1 million.

 Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 14, 2011, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2011, we did not sell or issue any equity securities that were not registered under the Securities Act.

All eligible requests for redemptions received by the Company were redeemed using proceeds from our dividend reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs (2)
July 1, 2011 to September 30, 2011 (1)	366,416	$7.78	366,416	1,286,422
Total	366,416		366,416

(1) All shares were redeemed on July 1, 2011.
(2) Our share redemption program is currently limited to requests made in connection with the death or disability of a stockholder. If we determine to redeem shares, we redeem shares on a quarterly basis and such redemptions will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the quarter prior to the quarter in which the redemption request was received. This amount represents the number of shares available for redemption on October 1, 2011. For more information regarding our share redemption program, please see Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

November 14, 2011	By:	/s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

November 14, 2011	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.			Description
3.1		—
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

101	**
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

__________

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