Form 10-K
period 2011-12-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2012-03-30
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

The registrant had 228.4 million shares of common stock outstanding as of March 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2012 annual meeting of shareholders are incorporated by reference in Part III.

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	25
Item 3.	Legal Proceedings	29
Item 4.	Mine Safety Disclosures	29
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 8.	Financial Statements and Supplementary Data	54
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	83
Item 9A.	Controls and Procedures	83
Item 9B.	Other Information	83
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	84
Item 11.	Executive Compensation	84
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
Item 13.	Certain Relationships and Related Transactions, and Director Independence	84
Item 14.	Principal Accountant Fees and Services	84
PART IV
Item 15.	Exhibits, Financial Statement Schedules	85

SIGNATURES
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

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

Item 1.  Business

General Description of Business and Operations

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT”), was formed by Hines Interests Limited Partnership (“Hines”) on August 5, 2003, primarily for the purpose of engaging in the business of owning interests in real estate. Hines REIT has invested primarily in institutional-quality office properties located throughout the United States. As of December 31, 2011, we owned direct and indirect investments in 57 properties. These properties consisted of 43 U.S. office properties, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”). These properties contain, in the aggregate, 26.8 million square feet of leasable space. Hines REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of Hines REIT’s current and future business is and will be conducted through Hines REIT Properties, L.P. (the “Operating Partnership”). We refer to Hines REIT, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines REIT or the Company as required by the context in which such pronoun is used.

We made investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through our investment in Hines US Core Office Fund LP (the “Core Fund”) in which we own a 27.5% non-managing general partner interest as of December 31, 2011. The Core Fund is a partnership organized in August 2003 by Hines to invest in existing “core” office properties in the United States that Hines believes are desirable long-term “core” holdings. We also own a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and we own a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate.

We have raised capital for our real estate investments through public offerings of our common shares. In total, we raised approximately $2.5 billion through our first three public offerings between June 2004 and December 2010. The Company commenced a new $150.0 million offering of shares of its common stock under its dividend reinvestment plan (the “DRP Offering”) on July 1, 2010.  From inception of the DRP Offering through December 31, 2011, Hines REIT had received gross offering proceeds of $78.8 million from the sale of 8.8 million shares through the DRP Offering.  Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan.

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

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.hinessecurities.com. The information on our website is not incorporated by reference into this report.

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

Financing Strategy and Policies

We have and may continue to use debt financing from time to time for property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. Our portfolio was 55% leveraged as of December 31, 2011, with 100% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund).

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

We declare distributions to our shareholders as of daily record dates and aggregate and pay such distributions quarterly. For the years ended December 31, 2011, 2010 and 2009, we declared distributions equal, in the aggregate, to $0.50, $0.55 and $0.62 per share, respectively.  Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering price of $10.08 per share). With the authorization of our board of directors, we have continued to declare distributions in the amount of $0.00138082 per share, per day through April 30, 2012, which represents an annual distribution rate of 6.5%, based on our estimated share value of $7.78 (assuming the current distribution rate is maintained for a twelve-month period). Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information concerning the determination of our estimated share value.

  With respect to the $0.00138082 per share, per day distributions declared for July 2011 through April 2012, $0.00041425 of the per share, per day distributions were or will be designated by us as special distributions which represent a return of a portion of the shareholders’ invested capital and, as such, reduce their remaining investment in the Company. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designations of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our shareholders.  The remaining 70% of our distributions was or will be paid from funds generated by our operations.

In addition, for the period from July 1, 2011 through December 31, 2012, our Advisor has agreed to waive a portion of its monthly cash asset management fee such that the fee will be reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we have invested in real estate investments as of the end of each month.  As a result of the waiver of these fees, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to shareholders.  This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2004. In addition, the Core Fund has invested in properties through other entities that have elected to be taxed as REITs. Our management believes that we and the applicable entities in the Core Fund are organized and operate, and intend to continue operating, in such a manner as to qualify for treatment as REITs. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2011, 2010 and 2009 in the accompanying consolidated financial statements.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors compete with us in obtaining creditworthy tenants to occupy our properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Principal factors of competition in our primary business of owning office properties are the quality of properties, leasing terms (including rent and other charges and allowances for inducements and tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the global, national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,200 employees located in 63 cities across the United States and 17 foreign countries allows it to more effectively operate our real estate assets. However, competition may result in lower occupancy or rental rates or increase the level of inducements we offer to tenants.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. No tenant represented more than 10% of our consolidated rental revenue for the year ended December 31, 2011.

Available Information

Shareholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.hinessecurities.com. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

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

Investment Risks

There is currently no public market for our common shares, and we do not presently intend to list the shares on a stock exchange. Therefore, it will likely be difficult for shareholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The estimated per-share value of our common shares has been established at an amount that is less than the price shareholders paid for their shares in our prior public offerings and may be further adjusted in the future.

There is no public market for our common shares, and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit the ability of our shareholders to sell their shares. We have a share redemption program, but it is limited in terms of the amount of shares that may be redeemed and is currently only open to requests made in connection with the death or disability (as defined in the Code) of a shareholder. Our board of directors may further limit, suspend or terminate our share redemption program upon 30 days’ written notice, in the form of a current report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) and made available on our website (www.hinessecurities.com). It may be difficult for shareholders to sell their shares promptly or at all. If shareholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment from our prior public offerings were reduced by funds used to pay certain up-front fees and expenses. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that shareholders will be able to sell their shares, whether pursuant to our share redemption program or otherwise, without incurring a substantial loss. You may also experience substantial losses in connection with a liquidation event or if we dispose of our assets. We cannot assure shareholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, shareholders should consider our common shares as illiquid and a long-term investment and should be prepared to hold their shares for an indefinite length of time. Further, declining real estate fundamentals have had a significant negative impact on values of commercial real estate investments. Commercial real estate sales across the U.S. in 2008, 2009 and 2010 were dramatically down from the record high volume in 2007.  Although investment transaction volume increased in 2010 and 2011 and cap rates have fallen across all asset classes from their peaks in late 2009, the economic turmoil of the last few years has negatively impacted the value of our real estate investments. On May 24, 2011, our board of directors established a new estimated value per-share and new per share redemption price of $7.78, which reflects a reduction from the prior redemption price of $9.15.

As noted above, on May 24, 2011, our board of directors established an estimated per-share value of our common stock of $7.78, which was lower than the price at which we sold shares of our common stock in our prior public offerings.  Our board of directors’ estimate of value was determined after consultation with our management and our Advisor.  In addition, we engaged an independent third party to review our management’s market value estimates as of March 31, 2011 for selected assets that represented a substantial portion of our property portfolio.  The valuations and methodology utilized by our management and our board of directors in estimating the per-share value of our common shares were based on a number of assumptions and estimates which may prove to be inaccurate or incomplete.  No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to the estimated per-share valuation, and no attempt was made to value Hines REIT as an enterprise.  As such, with respect to the estimated per-share value of our common shares, there can be no assurances that: the estimated per-share value reflects the amount a shareholder would obtain upon a sale of his or her shares or if we liquidated our assets; shares of our common stock would trade at the estimated per-share value if our shares were listed on a national securities exchange; or the estimated per-share value, or methodology utilized to estimate the per-share value, would be found by any regulatory authority to comply with requirements of such regulatory authority, including requirements under the Employee Retirement Income Security Act of 1974, as amended, the Financial Industry Regulatory Authority or other regulatory requirements.

Further, the estimated value per share was calculated as of a moment in time, and the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. We have disclosed previously, in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2011 and September 30, 2011 and in certain of our Current Reports on Form 8-K, that a portion of distributions to our stockholders have been or will be funded with a portion of the proceeds from sales of our investment property. Accordingly, the estimated per-share value may not accurately reflect the value of our assets.

Our share redemption program is currently suspended, except with respect to requests made in connection with the death or disability of a shareholder.  We do not know when or if our share redemption program will be resumed.  Shareholders’ ability to have their shares redeemed is subject to additional  limitations under our share redemption program, and if they are able to have their shares redeemed, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares. Unless our board of directors determines otherwise, funds available for redemption will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the prior quarter.  Cash used to fund redemptions may reduce our liquidity.

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

Unless our board of directors determines otherwise, the funds available for redemption will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or proceeds received from our dividend reinvestment plan in the prior quarter.  Cash used to fund redemptions reduces our liquidity available to fund our cash needs.

Our board of directors reserves the right to further amend, suspend or terminate the share redemption program at any time in its discretion upon 30 days’ written notice, in the form of a current report on Form 8-K filed with the SEC and made available on our website.  Shares are currently redeemed at a price of $7.78 per share. However, our board of directors may change the redemption price from time to time upon 30 days’ written notice based on our then-current estimated net asset value at the time of the adjustment and such other factors as it deems appropriate, including the then-current offering price of our shares (if any), our then-current dividend reinvestment plan price and general market conditions. The methodology used in determining the redemption price is subject to a number of limitations and to a number of assumptions and estimates which may not be accurate or complete. The redemption price may not be indicative of the price our shareholders would receive if our shares were actively traded, if we were liquidated or if they otherwise sold their shares. Therefore, shareholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or at a price that reflects the then-current market value of the shares.

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

The compensation paid to our Advisor, property manager and other affiliates of Hines for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Hines and its affiliates, including the Advisor and us, were not negotiated at arm’s-length. Such agreements include the advisory agreement we entered into with the Advisor (the “Advisory Agreement”) and the property management and leasing agreements we entered into with Hines. We cannot assure our shareholders that a third party unaffiliated with Hines would not be able and willing to provide such services to us at a lower price.

We will pay substantial compensation to Hines, the Advisor and their affiliates, which may be increased or decreased by our independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments payable to Hines, the Advisor and their affiliates may increase or decrease if such increase or decrease is approved by our independent directors.

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

Hines REIT owned a 95.4% general partner interest in the Operating Partnership as of December 31, 2011. An affiliate of Hines, HALP Associates Limited Partnership, owns a Participation Interest in the Operating Partnership, which was issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. This interest in the Operating Partnership, as well as the number of shares into which it may be converted, increases on a monthly basis. As of December 31, 2011, the percentage interest in the Operating Partnership attributable to the Participation Interest was 4.1% and such interest was convertible into 9.9 million common shares, subject to the fulfillment of certain conditions. The Participation Interest will increase to the extent leverage is used because the use of leverage will allow us to acquire more assets. Each increase in this interest will dilute our shareholders’ indirect investment in the Operating Partnership and, accordingly, reduce the amount of distributions that would otherwise be payable to our shareholders in the future.

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

If we held investment securities and the value of these securities exceeded 40% of the value of our total assets, we may be required to register as an investment company. Investment companies are subject to a variety of substantial requirements that could significantly impact our operations. Please see “— We are not registered as an investment company under the Investment Company Act of 1940 and therefore we will not be subject to the requirements imposed on an investment company by such Act. Similarly, the Core Fund is not registered as an investment company” above. The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and the investment return on our shares.

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

In the event that we have a concentration of real estate investments in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. An investment in the Company will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.  For example, based on our pro-rata share of the market value of the real estate investments in which we owned interests as of December 31, 2011, approximately 13% of our portfolio consists of properties located in Los Angeles, 11% of our portfolio consists of properties located in Houston, 11% of our portfolio consists of properties located in Seattle, 10% of our portfolio consists of properties located in Dallas and 10% of our portfolio consists of properties located in Chicago. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration and — Industry Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of December 31, 2011, 17% of our space is leased to tenants in the legal industry, 13% is leased to tenants in the finance and insurance industries, 13% is leased to tenants in the manufacturing industry and 12% is leased to tenants in the information and technology industries. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Economic Update” in this report.

In our initial quarters of operations, distributions we paid to our shareholders were partially funded with advances or borrowings from our Advisor. We may use similar advances, borrowings, deferrals or waivers of fees from our Advisor or affiliates, or other sources in the future to fund distributions to our shareholders. We cannot assure shareholders that in the future we will be able to achieve cash flows necessary to repay such advances or borrowings and pay distributions at our current per-share amounts, or to maintain distributions at any particular level, if at all.

We cannot assure shareholders that we will be able to continue paying distributions to our shareholders at our current per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. As a result of market conditions, beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering price of $10.08 per share).

With the authorization of our board of directors, we have continued to declare distributions in the amount of $0.00138082 per share, per day through April 30, 2012, which represents an annualized distribution rate of 6.5% (based on the estimated share value of $7.78 per share and assuming the current distribution is maintained for a twelve month period).  With respect to the $0.00138082 per share per day distributions declared from July 1, 2011 through April 30, 2012, $0.004142, or approximately 30%, of the per share, per day distributions were or will be designated by us as special distributions which represent a return of a portion of the shareholders’ invested capital and, as such, reduce their remaining investment in Hines REIT.  The special distributions were or will be funded with a portion of the proceeds from sales of investment property.  The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our shareholders.  The remaining 70% of these distributions was or will be paid from funds generated by our operations. In our initial quarters of operations, funds generated by our operations were insufficient to fund our distributions to shareholders and minority interests. As a result, our Advisor advanced funds to us to enable us to partially fund our distributions, and our Advisor deferred, and in some cases forgave, the reimbursement of such advances.  In addition, for the period from July 1, 2011 through December 31, 2012, our Advisor has agreed to waive a portion of its monthly cash asset management fee such that the fee will be reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we have invested in real estate investments as of the end of each month.  As a result of the waiver of these fees, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to shareholders.  This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. We did not receive any advances from our Advisor after June 30, 2006, and, other than with respect to amounts previously forgiven as of December 31, 2006, we had reimbursed our Advisor for these advances. Our Advisor is under no obligation to advance funds to us in the future or to defer or waive fees in order to support our distributions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions.”

If our Advisor or its affiliates do not determine to advance funds to cover our expenses or defer or waive fees in the future, our ability to pay distributions to our shareholders could be adversely affected, and we may be unable to pay distributions to our shareholders, or such distributions could decrease significantly. In addition, our Advisor, banks or other financing sources may make loans or advances to us in order to allow us to pay future distributions to our shareholders. The ultimate repayment of this liability could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially adversely impact the value of our shares. In addition, our Advisor or affiliates could choose to receive shares of our common stock or interests in the operating partnership in lieu of cash fees to which they are entitled, and the issuance of such securities may dilute the interest of our shareholders.

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

We are one of only two publicly-offered real estate investment programs sponsored by Hines and one of Hines’ first REITs. Hines’ previous programs and investments were conducted through privately-held entities not subject to either the up-front commissions, fees or expenses associated with our public offerings or all of the laws and regulations that govern us, including reporting requirements under the federal securities laws, and tax and other regulations applicable to REITs. A significant portion of Hines’ other programs and investments also involve development projects. Although we are not prohibited from participating in development projects, we currently do not expect to participate in significant development activities.

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

The Core Fund will only redeem up to 10% of its outstanding interests during any calendar year and the managing general partner of the Core Fund may limit redemptions as a result of certain tax, regulatory and other considerations. As a result of restrictions, we may not be able to exit the Core Fund or liquidate all or a portion of our interest in the Core Fund. Please see the risk factor captioned “— If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investments in the Core Fund may be materially adversely affected” below.

If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investments in the Core Fund may be materially adversely affected.

The Core Fund co-owns several buildings together with certain independent pension plans and funds (the “Institutional Co-Investors”) that are advised by General Motors Investment Management Corporation Inc. (the “Institutional Co-Investor Advisor”). Each entity formed to hold these buildings is required to redeem the interests held by the Institutional Co-Investors in such entity at dates ranging from May 10, 2012 to May 1, 2019. Additionally, the Institutional Co-Investor Advisor is entitled to co-investment rights for real estate assets in which the Core Fund invests. For each asset in which Institutional Co-Investors acquire interests pursuant to the Institutional Co-Investor Advisor’s co-investment rights, the Core Fund will establish a three-year period (except for Hines NY Core Office Trust, which has a one-year period) ending no later than the twelfth anniversary of the date the asset is acquired during which the entity through which those Institutional Co-Investors co-invest in such asset will redeem such Institutional Co-Investors’ interests in such entity, unless the Institutional Co-Investors elect to extend such period. The Institutional Co-Investor Advisor also has certain buy/sell rights in entities in which the Institutional Co-Investors have co-invested with the Core Fund.

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

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and our Advisor have broad discretion when identifying, evaluating and making investments with the proceeds of our public offerings.

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

Numerous real estate companies that operate in the markets in which we operate will compete with us in obtaining creditworthy tenants to occupy properties. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may lower our occupancy rates and the rent we may charge tenants.

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

Unfavorable changes in economic conditions could adversely impact occupancy or rental rates.

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

Terrorist attacks may negatively affect our operations and an investment in our shares. Such attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Hines has historically owned and managed office properties, generally in major metropolitan or suburban areas. We have also invested in such properties. For example, the Core Fund owns interests in properties located in New York City and Washington, D.C. We and the Core Fund also own properties in the central business districts of other major metropolitan cities. Insurance risks associated with potential acts of terrorism against office and other properties in major metropolitan areas could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. We intend to obtain terrorism insurance, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. Terrorism insurance may not be available at a reasonable price or at all.

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

One of the risks of investing in real estate is the possibility that our properties could further decrease in value or will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. A significant number of the properties in which we own an interest are office buildings located in major metropolitan or suburban areas. These types of properties, and the tenants that lease space in such properties, may be impacted to a greater extent by a national economic slowdown or disruption when compared to other types of properties such as residential and retail properties. The following factors may affect income from such properties, our ability to sell properties and yields from investments in properties and are generally outside of our control:

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

In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the European Union (“EU”) governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to these EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions.  Further, the U.S. government increased its borrowing capacity under the federal debt ceiling in 2011.  Despite the increase to the federal debt ceiling, on August 5, 2011, Standard & Poor’s Rating Services, Inc. downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook.  These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs.

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

We are subject to additional risks from our international investment.

We have an indirect interest in an industrial property in Brazil. This investment may be affected by factors peculiar to the laws and business practices of the jurisdiction in which the property is located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

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

Our investment in a property in Brazil may subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

We currently have a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate.  As a result, we are subject to foreign currency risk from the effects of exchange rate movements between the Brazilian Real and the U.S. dollar.  As a result, changes in the exchange rate of the Brazilian Real to U.S. dollars may affect our investment in Distribution Park Rio and the amount of accumulated other comprehensive income (loss) reported in shareholders’ equity.

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

Certain of our officers and directors are also officers and directors of the Advisor and other entities controlled by Hines such as the managing general partner of the Core Fund, the Advisor of Hines Global REIT, Inc. or the Adviser to HMS Income Fund, Inc. Some of these entities may compete with us for leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our shareholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

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

We believe the Operating Partnership will be treated as a partnership, and not as an association or a “publicly traded partnership” for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in the Operating Partnership. However, if the Internal Revenue Service (the “IRS”) successfully determined that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductable distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT.  Please see “— If we fail to qualify as a REIT, our operations and ability to pay distributions to our shareholders would be adversely impacted” above. In addition, the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our shareholders.

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

Under current law qualifying corporate distributions received by individuals prior to 2013 are subject to tax at a maximum rate of 15%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) paid by us to individual investors will generally be subject to the federal income tax rates that are otherwise applicable to ordinary income. This law change may make an investment in our common shares comparatively less attractive relative to an investment in the shares of other corporate entities which pay distributions that are not formed as REITs.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. We will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, but cannot assure our shareholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. We might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization if a sale-leaseback transaction were so recharacterized. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of shares of our common stock. We may be required to forego otherwise attractive investments or make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to the qualification and taxation of REITs and to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may be given retroactive or prospective effect, and we cannot assure our stockholders that any such changes will not adversely affect how we are taxed or the taxation of a stockholder. Any such changes could have an adverse effect on us and on an investment in shares of our common stock. We urge our shareholders to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2011, we owned direct and indirect investments in 57 properties. These properties consisted of 43 U.S. office properties, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. These properties contain, in the aggregate, 26.8 million square feet of leasable space, and we believe each property is suitable for its intended purpose. The following tables provide summary information regarding the properties in which we owned interests as of December 31, 2011.

Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased	Our Effective Ownership (1)
Directly-owned Properties
321 North Clark	Chicago, Illinois	4/2006; $247.3	889,744	76%	100%
Citymark	Dallas, Texas	8/2005; $27.8	218,926	79%	100%
4050/4055 Corporate Drive	Dallas, Texas	5/2008; $42.8	643,429	85%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007; $289.6	1,253,343	81%	100%
345 Inverness Drive	Denver, Colorado	12/2008; $25.7	175,287	100%	100%
Arapahoe Business Park	Denver, Colorado	12/2008; $40.8	309,450	85%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	3/2008; $120.0	550,579	100%	100%
2100 Powell	Emeryville, California	12/2006; $144.9	345,892	100%	100%
Williams Tower	Houston, Texas	5/2008; $271.5	1,479,764	89%	100%
2555 Grand	Kansas City, Missouri	2/2008; $155.8	595,607	100%	100%
One Wilshire	Los Angeles, California	8/2007; $287.0	661,553	94%	100%
3 Huntington Quadrangle	Melville, New York	7/2007; $87.0	407,912	60%	100%
Airport Corporate Center	Miami, Florida	1/2006; $156.8	1,018,457	81%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	9/2007; $87.0	769,102	82%	100%
3400 Data Drive	Rancho Cordova, California	11/2006; $32.8	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006; $99.0	251,313	100%	100%
Laguna Buildings	Redmond, Washington	1/2007; $118.0	460,661	85%	100%
1515 S Street	Sacramento, California	11/2005; $66.6	351,745	99%	100%
1900 and 2000 Alameda	San Mateo, California	6/2005; $59.8	254,145	92%	100%
Seattle Design Center	Seattle, Washington	6/2007; $56.8	390,684	72%	100%
5th and Bell	Seattle, Washington	6/2007; $72.2	197,135	99%	100%
Total for Directly-Owned Properties			11,374,431	86%

Indirectly-owned Properties

Core Fund Properties
One Atlantic Center	Atlanta, Georgia	7/2006; $305.0	1,100,312	90%	23%
The Carillon Building	Charlotte, North Carolina	7/2007; $140.0	472,938	76%	23%
Charlotte Plaza	Charlotte, North Carolina	6/2007; $175.5	625,026	76%	23%
One North Wacker	Chicago, Illinois	3/2008; $540.0	1,373,754	93%	12%
333 West Wacker	Chicago, Illinois	4/2006; $223.0	857,617	72%	18%
One Shell Plaza	Houston, Texas	5/2004; $228.7	1,230,395	99%	11%
Two Shell Plaza	Houston, Texas	5/2004; $123.1	565,573	95%	11%
425 Lexington Avenue	New York, New York	8/2003; $358.6	700,034	100%	11%
499 Park Avenue	New York, New York	8/2003; $153.1	295,578	91%	11%
Renaissance Square	Phoenix, Arizona	12/2007; $270.9	965,508	75%	23%
Riverfront Plaza	Richmond, Virginia	11/2006; $277.5	951,616	97%	23%
Johnson Ranch Corporate Centre	Roseville, California	5/2007; (2)	179,990	41%	18%
Roseville Corporate Center	Roseville, California	5/2007; (2)	111,418	68%	18%
Summit at Douglas Ridge	Roseville, California	5/2007; (2)	185,128	74%	18%
Olympus Corporate Centre	Roseville, California	5/2007; (2)	193,178	51%	18%
Douglas Corporate Center	Roseville, California	5/2007; (2)	214,606	88%	18%
Wells Fargo Center	Sacramento, California	5/2007; (2)	502,365	92%	18%
525 B Street	San Diego, California	8/2005; $116.3	449,180	78%	23%

Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased		Our Effective Ownership (1)
The KPMG Building	San Francisco, California	9/2004; $148.0	379,328	96%		23%
101 Second Street	San Francisco, California	9/2004; $157.0	388,370	96%		23%
720 Olive Way	Seattle, Washington	1/2006; $83.7	300,710	85%		18%
1200 19th Street	Washington, D.C.	8/2003; $69.4	337,486	83%		11%
Warner Center	Woodland Hills, California	10/2006; $311.0	808,274	90%		18%
Total for Core Fund Properties			13,188,384	87%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008; (3)	99,749	86%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008; (3)	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	3/2009; $15.3	92,587	93%		70%
Champions Village	Houston, Texas	11/2008; (3)	384,581	89%		70%
King's Crossing	Kingwood, Texas	11/2008; (3)	126,397	98%		70%
Sandy Plains Exchange	Marietta, Georgia	2/2009; $12.4	72,784	93%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008; (3)	228,796	89%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008; (3)	88,108	96%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008; (3)	99,172	93%		70%
Shoppes at Parkland	Parkland, Florida	3/2009; $27.7	145,652	96%		70%
Oak Park Village	San Antonio, Texas	11/2008; (3)	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	1/2009; $10.8	68,641	98%		70%
Total for Grocery-Anchored Portfolio			1,505,835	92%

Other
Distribution Park Rio (4)	Rio de Janeiro, Brazil	7/2007: $53.7(5)	693,115	100%		50%
Total for All Properties			26,761,765	87%	(6)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2011, Hines REIT owned a 95.4% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 4.6% interest in the Operating Partnership. In addition, we owned an approximate 27.5% non-managing general partner interest in the Core Fund as of December 31, 2011. The Core Fund does not own 100% of its properties; its ownership interest in its properties ranges from 40.6% to 82.5%.

(2)	These properties were purchased as part of a portfolio that included six properties for a purchase price of $490.2 million.

(3)	These properties were purchased as part of a portfolio that included eight properties for a purchase price of $205.1 million.

(4)
We own a 50% indirect interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil, through a joint venture with Hines Calpers Brazil (“HCB”), an affiliate of Hines. We formed the joint venture in June 2007 with an initial investment of $28.9 million.

(5)	This amount was converted from 103.7 million BRL using the currency exchange rate in effect as of the date of acquisition.

(6)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 87%.

Lease Expirations

Directly-Owned Properties

The following table lists, on an aggregate basis, all of the scheduled lease expirations for each of the years ending December 31, 2012 through December 31, 2021 and thereafter for the 21 properties we owned directly as of December 31, 2011. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
	Number of	Approximate	Percent of Total
Year	Leases	Square Feet	Leasable Area
Vacant	-	1,542,967	13.6%
2012	88	841,358	7.4%
2013	78	1,204,432	10.6%
2014	57	405,201	3.6%
2015	60	930,510	8.2%
2016	51	820,856	7.2%
2017	36	1,089,770	9.6%
2018	23	1,696,414	14.9%
2019	16	542,686	4.8%
2020	12	315,620	2.8%
2021	11	522,254	4.6%
Thereafter	14	1,440,406	12.7%

Indirectly-Owned Properties

The following table lists all of the scheduled lease expirations for each of the years ending December 31, 2012 through December 31, 2021 and thereafter for the 36 properties in which we owned an indirect interest as of December 31, 2011. The table shows the approximate leasable square feet represented by the applicable lease expirations represents a 100% interest in each of the properties:

		Leasable Area
	Number of	Approximate	Percent of Total
Year	Leases	Square Feet	Leasable Area
Vacant	-	1,824,829	11.9%
2012	185	1,069,954	7.0%
2013	134	1,257,613	8.2%
2014	137	1,235,120	8.1%
2015	99	1,299,946	8.5%
2016	91	758,000	5.0%
2017	74	870,823	5.7%
2018	32	1,153,267	7.5%
2019	30	693,626	4.5%
2020	16	507,813	3.3%
2021	16	850,587	5.6%
Thereafter	43	3,781,701	24.7%

   All Properties

The following table lists our pro-rata share of the scheduled lease expirations for each of the years ending December 31, 2012 through December 31, 2021 and thereafter for all of the properties in which we owned an interest as of December 31, 2011. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
	Number of	Approximate	Percent of Total
Year	Leases	Square Feet	Leasable Area (1)
Vacant	-	1,952,011	12.9%
2012	273	1,122,998	7.4%
2013	212	1,623,301	10.7%
2014	194	792,293	5.2%
2015	159	1,263,248	8.4%
2016	142	1,034,068	6.8%
2017	110	1,275,843	8.4%
2018	55	1,954,320	12.9%
2019	46	701,165	4.6%
2020	28	478,522	3.2%
2021	27	741,394	4.9%
Thereafter	57	2,162,754	14.6%

(1)	These amounts represent our pro-rata share based on our effective ownership in each of the properties as of December 31, 2011.

Market Concentration

The following table provides a summary of the market concentration of our portfolio based on the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets through our investments in other entities such as the Core Fund) of each of the properties in which we owned interests as of December 31, 2011:

	Market Concentration:	Market Concentration:	Market
Market	Directly-Owned Properties	Indirectly-Owned Properties (1)	Concentration: All Properties
Los Angeles, California	20%	5%	13%
Houston, Texas	13%	9%	11%
Seattle, Washington	12%	2%	11%
Dallas, Texas	14%	-	10%
Chicago, Illinois	8%	14%	10%
San Francisco, California	7%	12%	8%
Sacramento, California	4%	7%	5%
Miami, Florida	6%	1%	5%
Kansas City, Missouri	7%	-	5%
New York, New York	2%	13%	4%
Atlanta, Georgia	-	9%	3%
Minneapolis, Minnesota	4%	-	3%
Charlotte, North Carolina	-	6%	2%
Denver, Colorado	3%	-	2%
Richmond, Virginia	-	7%	2%
Phoenix, Arizona	-	6%	2%
Memphis, Tennessee	-	1%	1%
Rio De Janeiro, Brazil	-	1%	1%
San Diego, California	-	4%	1%
Washington, D.C.	-	3%	1%
Orlando, Florida	-	*	*
Raleigh, North Carolina	-	*	*
San Antonio, Texas	-	*	*

*      Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investments in the Core Fund, the Grocery-Anchored Portfolio and our joint venture in Brazil as of December 31, 2011. These amounts assume we own a 100% interest in each of the properties.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share (unless otherwise noted) of their leased square footage as of December 31, 2011:

	Industry Concentration:	Industry Concentration:	Industry
Industry	Directly-Owned Properties	Indirectly-Owned Properties (1)	Concentration: All Properties
Legal	15%	30%	17%
Finance and Insurance	11%	24%	13%
Manufacturing	15%	3%	13%
Information and Technology	16%	2%	12%
Grocery-Anchored Retail	-	11%	7%
Professional Services	6%	6%	5%
Government	5%	3%	5%
Oil & Gas/Energy	5%	6%	5%
Transportation and Warehousing	2%	3%	4%
Health Care	5%	1%	4%
Real Estate	3%	2%	3%
Wholesale Trade	4%	*	3%
Accounting	2%	5%	3%
Arts, Entertainment and Recreation	3%	*	2%
Other Services	2%	1%	2%
Construction	2%	1%	1%
Administrative and Support Services	1%	1%	1%
Retail	1%	*	*
Hospitality	1%	1%	*
Other	1%	*	*

*      Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investments in the Core Fund, the Grocery-Anchored Portfolio and our joint venture in Brazil as of December 31, 2011. These amounts represent a 100% interest in each of the properties.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 30, 2012, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2011, we had 227.2 million common shares outstanding, held by a total of approximately 57,600 shareholders. The number of shareholders is based on the records of our registrar and transfer agent. There currently is no established public trading market for our common shares and we do not expect one to develop. On November 30, 2009, our board suspended our share redemption program except for redemption requests made in connection with the death or disability of a shareholder.  We were required to revalue our common shares within 18 months after the date of the close of our most recent primary offering, which closed on December 31, 2009.  Accordingly, on May 24, 2011, our board of directors established a new estimated value per share and a new per share redemption price of $7.78, which was reduced from the prior redemption price of $9.15. If and when our share redemption program is resumed, it would continue to be limited in terms of the number of shares that may be redeemed quarterly and annually and our board of directors continues to be able to amend, further suspend or terminate our share redemption program upon 30 days’ written notice. During 2011, we redeemed 657,000 shares at $9.15 per share and 731,000 shares at $7.78 per share. In addition, we redeemed approximately 328,000 shares at $7.78 per share in January 2012.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of our common shares, we are required pursuant to FINRA Rule 5110(f)(2)(M) to disclose in each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor has agreed to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares is deemed to be $7.78 per share as of December 31, 2011. Our deemed estimated per share value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements. We are not required to obtain and did not obtain appraisals for our assets or third-party valuations or opinions for the specific purpose of determining this deemed estimated value as of December 31, 2011.

  Our board of directors' estimate of value was determined after consultation with our management and its advisor, Hines Advisors L.P. (the "Advisor"). The estimate of the value per share was based on consideration primarily of (i) valuations of our real estate investments, including estimates of value which were determined by our management and independent third parties using methodologies that are commonly used in the commercial real estate industry (including discounted cash flow analyses and reviews of current, historical and projected capitalization rates for properties comparable to those owned by us); (ii) valuations of notes payable, which were determined by an independent third party; and (iii) the estimated values of other assets and liabilities which were determined by management, as of March 31, 2011. In addition, we engaged an independent third party to review management's market value estimates as of March 31, 2011 for selected assets that represented a substantial portion of our property portfolio, and such third party has opined that management's market value estimates are fair and reasonable. Finally, our board of directors also considered our historical and anticipated results of operations, liquidity requirements and overall financial condition, the current and anticipated distribution payments, the current and anticipated capital and debt structure, and management's and the Advisor's recommendations and assessment of our prospects and expected execution of our operating strategies.

      The valuations of our real estate assets and notes payable, as well as the methodology utilized by management and our board of directors in estimating the value per share of our common shares, were based on a number of assumptions and estimates which may prove to be inaccurate or incomplete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to the estimated per-share valuation, and no attempt was made to value Hines REIT as an enterprise. As such, with respect to the estimated value per share discussed in this Form 10-K, there can be no assurances that: (i) the estimated value per share reflects the amount a stockholder would obtain upon a sale of his or her shares or if we liquidated our assets; (ii) shares of our common stock would trade at the estimated value per share if the shares were listed on a national securities exchange; or (iii) the estimated value per share, or methodology utilized to estimate the value per share, would be found by any regulatory authority to comply with requirements of such regulatory authority, including requirements under FINRA rules, ERISA and IRA requirements, or other regulatory requirements.

  Further, the estimated value per share was calculated as of a moment in time, and, although the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets, we do not undertake to update the estimated value per share on a regular basis. Our board of directors has not determined, and was not required to determine a new estimated value per share since May 24, 2011. We have disclosed previously, in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2011 and September 30, 2011 and in certain of our Current Reports on Form 8-K, that a portion of distributions to our stockholders have been or will be funded with a portion of the proceeds from sales of our investment property. Accordingly, the estimated value per share may not accurately reflect the value of our assets.

For these reasons, our estimated valuation should not be used for any other purpose than to assist plan fiduciaries and IRA custodians in fulfilling their annual valuation and reporting responsibilities. We are not required to obtain and did not obtain appraisals for our assets or third-party valuations or opinions for the specific purpose of determining the deemed estimated value as of December 31, 2011.

Shares are offered pursuant to our dividend reinvestment plan at a price of $7.78 per share as of the date of this report. The offering price of our shares under our dividend reinvestment plan may not be indicative of the price our shareholders would receive if they sold our shares outside of our share redemption program, if our shares were actively traded or in the case of a liquidation. Because there is no public market for our shares, any sale of our shares would likely be at a substantial discount. Please see “Item 1A. Risk Factors — Investment Risks — There is currently no public market for our common shares, and we do not presently intend to list the shares on a stock exchange. Therefore, it will likely be difficult for shareholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The estimated per-share value of our common shares has been established at an amount that is less than the price shareholders paid for their shares in our prior public offerings and may be further adjusted in the future.”

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year in an amount equal to at least 90% of our net ordinary taxable income (capital gains are not required to be distributed). During the years ended December 31, 2011 and 2010, we declared distributions equal to $0.50 and $0.55 per share.  Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering price of $10.08 per share). With the authorization of our board of directors, we have continued to declare distributions in the amount of $0.00138082 per share, per day through April 30, 2012, which represents an annual distribution rate of 6.5%, based on our estimated share value of $7.78, determined on May 24, 2011 (assuming the current distribution rate is maintained for a twelve-month period).

With respect to the $0.00138082 per share, per day distributions declared for July 2011 through April 2012, $0.00041425 of the per share, per day distributions were or will be designated by us as special distributions which represent a return of a portion of the shareholders’ invested capital and, as such, reduce their remaining investment in the Company. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designations of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our shareholders.  The remaining 70% of our distributions was or will be paid from funds generated by our operations.

In addition, for the period from July 1, 2011 through December 31, 2012, our Advisor has agreed to waive a portion of its monthly cash asset management fee such that the fee will be reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we have invested in real estate investments as of the end of each month.  As a result of the waiver of these fees, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to shareholders.  This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future.

The table below outlines our total distributions declared to shareholders and noncontrolling interests for each of the quarters during the years ended December 31, 2011 and 2010, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Shareholders				Noncontrolling Interests
Distributions for the Quarter Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2011
December 31, 2011	$16,743	$12,117	$28,860	(1)	$1,355
September 30, 2011	$16,505	$12,201	$28,706	(1)	$1,291
June 30, 2011	$15,995	$12,248	$28,243		$1,217
March 31, 2011	$15,491	$12,324	$27,815		$1,151
Total	$64,734	$48,890	$113,624		$5,014

2010
December 31, 2010	$15,473	$12,830	$28,303		$1,123
September 30, 2010	$14,986	$13,172	$28,158		$1,067
June 30, 2010	$17,226	$16,011	$33,237		$1,205
March 31, 2010	$16,480	$16,170	$32,650		$1,129
Total	$64,165	$58,183	$122,348		$4,524

(1) As stated above, a portion of these distributions were funded using proceeds from sales of investment property, which represents a return of a portion of the shareholders’ invested capital.  For the quarters ended December 31, 2011 and September 30, 2011, respectively, $8.7 million and $8.6 million of the distributions declared to our shareholders were paid using such sales proceeds.

For the years ended December 31, 2011 and 2010, we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments and proceeds from the sales of our real estate investments.

Distributions to shareholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes and reduce the shareholders’ basis in our common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders’ basis in the common shares, it will generally be treated as a capital gain. The Company annually notifies shareholders of the taxability of distributions paid during the preceding year.

For the year ended December 31, 2011, less than 1% of the distributions paid were taxable to the investor as ordinary income, 57.3% were taxable as capital gain dividends, 27.7% were taxable as unrecaptured Section 1250 gain and approximately 14.7% were treated as return of capital for federal income tax purposes. For the year ended December 31, 2010, approximately 19.5% of the distributions paid were taxable to the investor as ordinary taxable income, 8.2% were taxable as capital gain dividends, 0.8% were taxable as unrecaptured Section 1250 gain and approximately 71.5% were treated as return of capital for federal income tax purposes. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

On August 25, 2011, 1,000 restricted common shares were granted to each of our independent directors, Messrs. Thomas A. Hassard, Lee A. Lahourcade, Stanley D. Levy and Paul B. Murphy Jr. Such shares were granted, as part of their annual compensation for service on our board of directors, without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

Share Redemption Program

Our shares are currently not listed on a national securities exchange and we currently do not intend to list our shares. In order to provide our shareholders with some liquidity, we have a share redemption program.   However, on November 30, 2009, our board of directors determined that it is in our best interest to suspend our share redemption program until further notice, except with respect to redemption requests made in connection with the death or disability of a shareholder.  To the extent our board of directors determines that we have sufficient funds available for redemptions, after considering all of our other capital needs, the share redemption program could be resumed and, if so, we would expect to redeem shares on a quarterly basis. Unless our board of directors determines otherwise, the funds available for redemption will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the prior quarter. There can be no assurances as to when or whether the suspension of our share redemption program will be lifted.

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using proceeds from our dividend reinvestment plan. The following table lists shares we redeemed under our share redemption plan during the period covered by this report including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs
October 1, 2011 to October 31, 2011	364,708	$7.78	364,708	1,568,433
November 1, 2011 to November 30, 2011	-	7.78	-	1,568,433
December 1, 2011 to December 31, 2011	-	7.78	-	1,568,433
Total	364,708		364,708

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)

Operating Data:
Revenues	$278,332	$290,545	$316,892	$293,743	$147,978
Depreciation and amortization	$92,518	$102,012	$111,255	$112,045	$58,853
Asset management and acquisition fees	$16,173	$30,544	$27,984	$42,013	$29,939
Organizational and offering expenses, net of reversal	$-	$-	$-	$3,741	$7,583
General and administrative expenses, net	$6,740	$6,925	$6,108	$5,991	$4,570
Income (loss) from continuing operations before provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	$(59,238)	$(67,398)	$8,471	$(143,761)	$(72,969)
Provision for income taxes	$(494)	$(543)	$(550)	$(2,512)	$(1,068)
Equity in earnings (losses) of unconsolidated entities, net	$(5,138)	$5,513	$(8,777)	$(13,416)	$(8,288)
Loss from continuing operations attributable to common shareholders	$(65,391)	$(66,013)	$(4,690)	$(162,821)	$(83,689)
Income (loss) from discontinued operations	$108,784	$27,045	$6,929	$(2,655)	$(4,048)
Net income attributable to noncontrolling interests	$(5,014)	$(4,524)	$(4,065)	$(3,065)	$(1,266)
Net income (loss) attributable to common shareholders	$38,900	$(39,907)	$2,620	$(165,408)	$(87,640)
Basic and diluted income (loss) from continuing operations attributable to common shareholders per common share	$(0.29)	$(0.30)	$(0.02)	$(0.89)	$(0.67)
Distributions declared per common share	$0.50	$0.55	$0.62	$0.64	$0.62
Weighted average common shares outstanding - basic and diluted	225,442	220,896	207,807	183,776	125,776
Balance Sheet Data:
Total investment property	$1,950,126	$2,213,212	$2,355,872	$2,374,007	$1,798,924
Investment in unconsolidated entities	$348,986	$373,798	$379,057	$364,374	$361,157
Assets held for sale	$-	$-	$42,499	$-	$-
Total assets	$2,912,012	$3,150,016	$3,339,780	$3,280,437	$2,703,623
Long-term obligations	$1,525,083	$1,680,178	$1,712,722	$1,691,335	$1,273,596

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of December 31, 2011, we had direct and indirect interests in 57 properties. These properties consist of 43 office properties located throughout the United States, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”).

In order to provide capital for these investments, we raised over $2.5 billion through public offerings of our common stock since we commenced our initial public offering in June 2004. In consideration of market conditions and other factors, our board of directors determined to cease sales of our shares to new investors pursuant to our third public offering (the “Third Offering”) as of January 1, 2010. However, we have continued to sell shares under our dividend reinvestment plan. Based on market conditions and other considerations, we do not currently expect to commence any future offerings other than those related to shares issued under our dividend reinvestment plan.

As we have disclosed previously, we were required to revalue our common shares 18 months after the close of our primary offering. Hines REIT was closed to new investors as of January 1, 2010. Accordingly, after considering many factors, effective May 24, 2011, our board of directors established an estimated value per share of $7.78. The primary driver of the decrease in our estimated share value was the economic environment’s impact on the commercial real estate markets during the global recession. The rise in vacancies combined with lower market rental rates and reduced investment sales activity have resulted in lower valuations of properties. Additionally, our notes payable valuations were lower due to the current low interest rate environment and the shorter terms remaining on our loans. Lower property values, together with lower debt valuations, resulted in the lower estimated value of our shares. Additionally, the financial services sector, which represents the second largest tenant concentration in our portfolio, was one of the hardest hit in this downturn, and institutions such as banks, insurance companies and mortgage companies were forced to reduce expenditures and cut staff. Many had to reduce space or move to lesser-quality space to save on rent.  Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a discussion of the factors considered by our board of directors in connection with the establishment of the estimated per share value.

We pay distributions to our shareholders on a quarterly basis. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering share price of $10.08 per share).

With the authorization of its board of directors, we have continued to declare distributions in the amount of $0.00138082 per share, per day through April 30, 2012, which represents an annual distribution rate of 6.5%, based on our estimated share value of $7.78, effective on May 24, 2011 (assuming the current distribution rate is maintained for a twelve-month period).

These distributions declared for July 2011 through April 2012 will be paid from two sources. Approximately 70% have been or will be paid from funds generated by our operations and approximately 30% have been or will be special distributions from the proceeds on sales of certain properties. These special distributions represent a return of our shareholders’ invested capital.

Economic Update

Although U.S. real gross domestic product (“GDP”) has grown for ten consecutive quarters, the economic recovery appears to have slowed. In fact, GDP was up only 1.7% for 2011 compared to a 3.0% increase in 2010. While GDP has shown some growth, unemployment remains high, notwithstanding that the U.S. economy has added jobs in 16 consecutive months and jobs are up on a net basis since its employment lows in February 2010. Additionally, concerns and uncertainty resulting from raising the debt ceiling in the U.S. and confusion about Europe's strategy to fight its worsening debt crisis appear to have diminished investor confidence in the global economy and have caused instability in the global markets.

        Commercial real estate is starting to show signs of recovery following the global financial crisis. The NCREIF Property Index (NPI) reported positive total returns of 3.4%, 3.9%, 3.3% and 3.0% in each quarter of 2011, which represents eight consecutive quarters of positive total return. Additionally, NCREIF is reporting that average office occupancy is 85.5%, which is up 0.5% from December 31, 2010 and up 0.9% from its lows at September 30, 2010.  Although real estate fundamentals have improved, the lasting effects of the recession are still being felt and have had an adverse impact on tenant demand, overall occupancies, leasing velocity, rental rates, subletting and tenant defaults.

 As with most commercial real estate, our portfolio of assets has not been immune to the effects of a recession; however, due to the quality and diversification of our portfolio, we continue to believe that our portfolio is relatively well-positioned to recover from the negative impact as a result of the recent down cycle. In spite of the challenges presented by the uncertain economy and markets, our portfolio was 87% leased as of December 31, 2011 and 89% leased as of December 31, 2010. Our management closely monitors the portfolio's lease expirations, which for each of the years ending December 31, 2012 through December 31, 2016 approximate, 7.4%, 10.7%, 5.2%, 8.4% and 6.8%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to be leased to a diverse tenant base over a variety of industries, our portfolio is approximately 17% leased to over 100 companies in the legal industry, approximately 13% leased to over 190 companies in the financial and insurance industries, approximately 13% leased to over 40 companies in the manufacturing industry and approximately 12% leased to over 90 companies in the information technology industry.

Debt capital was more difficult and expensive to obtain during the economic downturn, however the debt markets have shown signs of improvement and financing has become more readily available at attractive pricing for well-located, high quality assets.   See “Financial Condition, Liquidity and Capital Resources – Cash Flows From Financing Activities – Debt Financings” below for further discussion concerning current financing activity in our portfolio.  We have managed our portfolio to date in an effort to minimize our exposure to volatility in the debt capital markets. We have done this by using moderate levels of long-term fixed-rate debt and minimizing our exposure to short-term variable-rate debt which is more likely to be impacted by market volatility. Our portfolio was 55% leveraged as of December 31, 2011, with all of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was 59% leveraged as of December 31, 2010. This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

As discussed above, while Hines REIT has not been isolated from these and other challenges, we believe the fundamentals of our high-quality portfolio remain intact. We are optimistic that the portfolio will benefit in the coming years as the broader economic and real estate recovery takes hold. We have already seen improved property values and real estate fundamentals in some markets, and we believe we are well-positioned to benefit in the future from improving market conditions and rising values.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Each of our critical accounting policies involves the use of estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. Additionally, application of our accounting policies involves exercising judgments regarding assumptions as to future uncertainties.  Actual results may differ from these estimates under different assumptions or conditions.

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

We evaluate the need to consolidate investments based on standards set forth by GAAP. Our joint ventures are evaluated based upon GAAP to determine whether or not the investment qualifies as a variable interest entity (“VIE”).  If the investment qualifies as a VIE, an analysis is then performed to determine if we are the primary beneficiary of the VIE by reviewing a combination of qualitative and quantitative measures including analyzing the expected investment portfolio using various assumptions to estimate the net income from the underlying assets.  The projected cash flows are then analyzed to determine whether or not we are the primary beneficiary by analyzing if we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  In addition to this analysis, we also consider the rights and decision making abilities of each holder of variable interest entity. We will consolidate joint ventures that are determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise significant influence over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable.    In such an instance, we will record an impairment charge if we determine that a decline in the value of an investment below its fair value is other than temporary.  Our analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and our intent and ability to hold the investment to full recovery.   Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded related to our investments in partially owned real estate joint ventures and partnerships for the years ended December 31, 2011, 2010, and 2009.  However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of our investments, impairment charges may be recorded in future periods.  See “Results of Operations ─ Our Interest in the Core Fund” for more information regarding an impairment charge recorded by the Core Fund during 2011.

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

        Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. Based on our analysis of the facts and circumstances, no impairment was recorded for the year ended December 31, 2011.  During 2010 and 2009, we recorded impairment charges of approximately $811,000 and $3.4 million, respectively in connection with the sale of a land parcel.  See “Cash Flows from Investing Activities – Sales of Investment Property” for additional information.

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

We are focused on maintaining a strong cash position and managing our capital needs.  Historically, our operating cash needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities.  However, due to the effects of the economic recession on commercial real estate fundamentals and the corresponding reduction in our net operating income in recent years, an increasing portion of our operating cash needs was met through the sale of our investment properties.

During the year ended December 31, 2011, we received proceeds of $128.7 million from the sale of Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada.  During the year ended December 31, 2010, we received proceeds of $141.9 million from the sale of three industrial properties in Brazil and a land parcel in Houston, Texas.  Additionally, we are continually evaluating each of our investments to determine the appropriate time to sell assets in order to achieve attractive returns and provide additional liquidity to the Company.

The Core Fund has also sold interests in some of its investment properties in order to realize gains and provide it with additional liquidity.  During the year ended December 31, 2011, the Core Fund received net proceeds of $198.5 million from the sale of Three First National Plaza, an office building located in the business and financial district of Chicago, Illinois and $189.9 million from the sale of a 49% noncontrolling interest in One North Wacker, an office building located in the West Loop submarket of Chicago’s Central Business District in Chicago, Illinois.

Mortgage Financing

We have a $159.5 million mortgage loan expiring in 2012 and three mortgage loans expiring in 2013 with outstanding principal balances totaling $456.0 million. We expect to refinance these mortgages, but if we are unable to refinance or are required to make principal payments upon refinancing, we expect to use cash flows from operating activities, proceeds from the sale of other real estate investments or proceeds from our revolving line of credit. To the extent we are required to use these sources, we will have less cash available to fund distributions. During 2011, we refinanced two mortgage loans with an aggregate outstanding principal balance of $109.1 million and a weighted average interest rate of 6.2% with two mortgage loans with an aggregate outstanding principal balance of $120.0 million and a weighted average interest rate of 4.8%.

In addition to our expiring mortgage loans, we could be required to post additional collateral or provide certain leasing or capital guarantees under our secured credit facility with HSH Nordbank in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows from Financing Activities - Debt Financings” below for additional information.

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

Net cash provided by operating activities was $8.6 million, $28.9 million and $69.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in the current year compared to prior periods is primarily due to increased leasing costs, which we have incurred as we continue to focus on maintaining our occupancy levels across the portfolio.  Other items which also have negative effects on our operating cash flows are the impact of the sales of our Brazilian industrial properties during 2010 and Atrium on Bay in 2011 and adverse effects of the economic recession on commercial real estate fundamentals and the corresponding reduction in our operating results.  To the extent we continue to sell properties, our operating cash flow will continue to decrease.

Cash Flows from Investing Activities

Net cash provided by investing activities was $129.3 million and $149.3 million for the years ended December 31, 2011 and 2010, respectively, compared to net cash used in investing activities of $108.9 million for the year ended December 31, 2009.  During the years ended December 31, 2011 and 2010, cash flows from investing activities were primarily generated through sales of our properties.  During the year ended December 31, 2009, cash used in investing activities primarily related to $106.1 million in collateral payments made to HSH Nordbank to rebalance our pooled mortgage facility, as described further below.

 In addition, we have described certain other transactions below which may be helpful in understanding changes in our investing cash flows during the years ended December 31, 2011, 2010 and 2009.

Sales of Investment Property

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

In January 2010, we sold Distribution Park Araucaria and in April 2010, we sold Distribution Parks Elouveira and Vinhedo. The sale of these properties resulted in gains due to the strengthening of the Brazilian Real (BRL).These properties were acquired in December 2008 for a contract purchase price of $114.9 million (269.9 million BRL translated at a rate of  R$2.349 per USD on the date of the transaction). The sales price of Distribution Park Araucaria was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD on the date of the transaction) and the sales price for Distribution Parks Elouveira and Vinhedo was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD). Net proceeds received after taxes and expenses were $130.1 million.

On September 14, 2010, we sold a land parcel located in Houston, Texas, which was acquired in connection with our purchase of Williams Tower. The sales price of the land parcel was $12.8 million. Net proceeds received after closing costs and fees were $11.8 million.

In December 2009, we sold a land parcel located in Redmond, Washington which was acquired in connection with our purchase of the Laguna Buildings.  We received $1.2 million as compensation for this transaction, which was recorded in proceeds from sale of land and improvements in the accompanying statement of cash flows for the year ended December 31, 2009.

Other Investing Cash Flows

We have made investments in and receive distributions from our unconsolidated entities. Distributions up to our equity in earnings for the period are recorded in cash flows from operating activities. Distributions from our unconsolidated entities are recorded in cash flows from investing activities to the extent that they exceed our equity in earnings for the period. During the year ended December 31, 2009, we made an additional $23.1 million contribution relating to our investment in Weingarten to acquire the remaining four properties in our Grocery-Anchored Portfolio.

During the years ended December 31, 2011, 2010 and 2009, respectively, we had cash outflows related to investments in property of $8.5 million, $5.0 million and $8.6 million primarily as a result of capital expenditures at our properties. During the year ended December 31, 2009 we had net cash inflows of $1.2 million for master leases entered into in connection with our acquisitions. We received no such payments subsequent to December 31, 2009.

During the fourth quarter of 2009, we made collateral payments totaling $106.1 million to HSH Nordbank in order to rebalance the collateral for the properties under the Company’s pooled mortgage facility. The increase in the cash collateral since that time is due to interest earned on these payments, which accrue to us and is reflected as an increase in the balance. In May 2011, we replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal. As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the consolidated balance sheet.

The decrease in restricted cash during 2010 compared to 2009 was primarily related to escrows required by the mortgage for Airport Corporate Center, which were eliminated as part of the refinancing of its mortgage debt. See “Cash Flows from Financing Activities — Debt Financings” in this section for additional information. Additionally, during the year ended December 31, 2009, we had an increase in restricted cash primarily related to rent held in escrow of $10.7 million at one of our properties required by its mortgage agreement to be restricted as of year-end, which was subsequently released.

Cash Flows from Financing Activities

Public Offerings

During the years ended December 31, 2010 and 2009, respectively, we raised proceeds of $1.6 million and $250.4 million, excluding proceeds from the dividend reinvestment plan. The decrease in proceeds received in 2010 was caused by our board of directors’ decision to cease new sales of primary shares through the Third Offering effective January 1, 2010.

We funded redemptions of $11.7 million for the year ended December 31, 2011 compared to $9.7 million and $152.5 million, respectively, for the years ended December 31, 2010 and 2009. The decrease in 2011 and 2010 is a result of our board of directors’ decision on November 30, 2009 to suspend our share redemption program with the exception of redemption requests made in connection with the death or disability of a stockholder.

Payment of Offering Costs

In addition to making investments in accordance with our investment objectives, we have used our capital resources to pay Hines Securities, Inc. (the “Dealer Manager”) and the Advisor for services they provided to us during the various phases of our offerings and operations. Pursuant to the terms of the Third Offering, we were not obligated to pay organizational and offering costs related to the Third Offering, other than selling commissions and the dealer manager fee. As a result, we did not incur or pay any organizational or offering costs related to the Third Offering during 2009.  Under a new advisory agreement executed July 1, 2010, we agreed to reimburse the Advisor for any offering-related issuer costs that it incurs on our behalf. The costs incurred related to the DRP Offering have not been substantial.

During the year ended December 31, 2011 and 2010, we paid offering costs of approximately $63,000 and $320,000, respectively. During the year ended December 31, 2009, we paid offering costs of $21.5 million, which primarily included selling commissions and dealer manager fees paid to the Dealer Manager in relation to the Third Offering, which was terminated effective January 1, 2010.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have declared and expect to continue to declare distributions to shareholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly. With the authorization of its board of directors, we have declared distributions monthly and aggregated and paid such distributions quarterly. We intend to continue this distribution policy for so long as our board of directors decides this policy is in our best interests. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering price of $10.08 per share). With the authorization of our board of directors, we have continued to declare distributions in the amount of $0.00138082 per share, per day through April 30, 2012, which represents an annual distribution rate of 6.5%, based on our new estimated share value of $7.78, determined on May 24, 2011 (assuming the current distribution rate is maintained for a twelve-month period).

With respect to the $0.00138082 per share, per day distributions declared for July 2011 through April 2012, $0.00041425 of the per share, per day distributions were or will be designated by us as special distributions which represent a return of a portion of the shareholders’ invested capital and, as such, reduce their remaining investment in the Company. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designations of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our shareholders.  The remaining 70% of our distributions was or will be paid from funds generated by our operations.

In addition, for the period from July 1, 2011 through December 31, 2012, our Advisor has agreed to waive a portion of its monthly cash asset management fee such that the fee will be reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we have invested in real estate investments as of the end of each month.  As a result of the waiver of these fees, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to shareholders.  This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future.

The table below outlines our total distributions declared to shareholders and noncontrolling interests for each of the years ended December 31, 2011, 2010 and 2009, including the breakout between the distribution paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

				Noncontrolling
	Shareholders			Interests
Year Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2011	$64,734	$48,890	$113,624	$5,014
December 31, 2010	$64,165	$58,183	$122,348	$4,524
December 31, 2009	$62,365	$66,838	$129,203	$4,065

For the year ended December 31, 2011 and 2010, we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments and proceeds from the sales of our real estate investments. For the years ended December 31, 2009, we funded our cash distributions with cash flows from operating activities and distributions received from our unconsolidated entities.

Debt Financings

We use debt financing from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.  As of December 31, 2011 our debt financing had a weighted average interest rate of 5.6% (including the effect of interest rate swaps) compared to a weighted average interest rate of 5.7% (including the effect of interest rate swaps) as of December 31, 2010.  Additionally, as of December 31, 2011 our portfolio was approximately 55% leveraged compared with 59% and 58% leveraged, at December 31, 2010 and 2009, respectively. This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

In August 2011, we executed a mortgage agreement with John Hancock Life Insurance Company (USA) to refinance Airport Corporate Center’s $65.0 million mortgage. The new mortgage is a 10-year, $79.0 million mortgage with a fixed rate of 5.14%. The mortgage requires interest payments for the first two years, at which time the mortgage begins amortizing until its maturity. Previously in March 2010, we refinanced Airport Corporate Center’s $77.9 million mortgage with a $65.0 million mortgage with Westdeutsche Immobilienbank AG.

        In August 2011, the Company executed a mortgage agreement with Metropolitan Life Insurance Company and retired an existing $45.0 million note payable that was secured by our interest in 1515 S. Street. The new mortgage is an amortizing five year, $41.0 million loan with a fixed rate of 4.25% and is secured by our interest in 1515 S. Street.

During the year ended December 31, 2011, we received debt proceeds of $43.0 million and made payments of $43.0 million related to borrowings under our revolving credit facility. Additionally, during the year ended December 31, 2010, we received debt proceeds of $29.0 million and made payments of $90.5 million related to borrowings under our revolving credit facility. We used proceeds from our revolving credit facility to make capital contributions related to our properties and fund general working capital needs. Our revolving credit facility expired in October 2010 and we did not exercise our option to extend this facility. We entered into a new $45.0 million revolving line of credit with KeyBank on February 3, 2011. This facility (as amended) provided for an original expiration date of August 3, 2011, subject to an extension at the Company’s election for an additional 18-month period. On August 2, 2011, we exercised our option to extend the maturity date to February 3, 2013.

As of December 31, 2011, we had $520.0 million outstanding under a secured credit facility with HSH Nordbank. HSH Nordbank has the right to have the properties serving as collateral under this credit facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, we must rebalance through making a partial payment or providing additional collateral to eliminate such excess. Subject to this requirement in 2009, we posted additional cash collateral of approximately $106.1 million to rebalance the collateral for the properties under this credit facility which is included in additional cash collateral on notes payable in the consolidated statement of cash flows. This cash collateral was primarily funded with a borrowing under our revolving credit facility. If real estate values decline in the future, the Company could be required to pay additional amounts to rebalance the collateral for the properties under this credit facility.

During the year ended December 31, 2009, we received debt proceeds of $290.0 million and made payments of $244.5 million related to borrowings under our revolving credit facility. In addition, we made a principal payment of $13.1 million to reduce the outstanding principal balance of the original Airport Corporate Center loan and made $1.0 million of debt payments related to amortizing loans at certain of our properties.

Results of Operations

Year ended December 31, 2011 compared to the year ended December 31, 2010

Results for our Directly-Owned Properties

We owned 21 properties directly that were 86% leased as of December 31, 2011 compared to 22 properties that were 89% leased as of December 31, 2010. The following table presents the same store property-level revenues and expenses for the year ended December 31, 2011, as compared to the same period in 2010. Please note the following analysis excludes the activity of Atrium on Bay for both periods which was sold during 2011 and our Brazilian properties sold in 2010. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2011	2010	$	%
Property revenues in excess of expenses
Property revenues	$278,332	$290,545	$(12,213)	(4.2)%
Less: property expenses (1)	116,856	118,516	(1,660)	(1.4)%
Total property revenues in excess of expenses	$161,476	$172,029	$(10,553)	(6.1)%

Other
Depreciation and amortization	$92,518	$102,012	$(9,494)	(9.3)%
Other losses, net	$-	$802	$(802)	(100.0)%
Interest expense	$81,207	$80,889	$318	0.4%
Interest income	$514	$270	$244	90.4%
Income tax expense	$494	$543	$(49)	(9.0)%
__________

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

Property revenues from the operations of our properties for the year ended December 31, 2011 declined as compared to the same period in 2010 as a result of the following:

1) Decrease of $4.6 million due to out-of-market lease amortization.  Out-of-market lease amortization was an increase to revenue of $7.6 million in 2011 compared to $12.2 million in 2010 resulting from fully amortized lease intangibles.

2) Decrease of $4.2 million due to tenant inducement amortization. Tenant inducement amortization was a decrease to revenue of $12.3 million in 2011 compared to $8.1 million in 2010.

3) Decrease due to the adverse effects of the economic recession on commercial real estate fundamentals. For example, decreases in tenant demand and leasing velocity have led to declining rental rates and increased tenant incentives on lease renewals. Additionally, we have also experienced increases in tenant defaults. See “Economic Update” for additional information regarding the effects of the economy on our real estate portfolio.

Depreciation and amortization decreased during the year ended December 31, 2011 as compared to the same period in 2010 due to fully amortized in-place lease intangibles.

        Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company. As a result of future potential disposals and other factors, our results of operations for the year ended December 31, 2011 could differ from our results of operations in future periods.

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

The results of operations of Distribution Parks Araucaria, Elouveira, Vinhedo and Atrium on Bay and the gain realized on these properties for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
	(In thousands)
Revenues:
Rental revenue	$17,298	$42,223
Other revenue	2,365	5,443
Total revenues	19,663	47,666
Expenses:
Property operating expenses	5,332	12,171
Real property taxes	4,225	9,800
Property management fees	475	1,111
Depreciation and amortization	3,770	9,772
Total expenses	13,802	32,854
Income from discontinued operations before interest income, taxes and gain on sale	5,861	14,812
Interest expense	(4,426)	(10,103)
Interest income	33	119
(Provision) benefit for income taxes	75	(320)
Income from discontinued operations	1,543	4,508
Gain on sale of discontinued operations	107,241	22,537
Income from discontinued operations	$108,784	$27,045

Results for our Indirectly-Owned Properties

Our Interest in the Core Fund

As of December 31, 2011, we owned a 27.5% non-managing general partner interest in the Core Fund, which held interests in 23 properties that were 87% leased. As of December 31, 2010, we owned a 26.8% non-managing general partner interest in the Core Fund, which held interests in 24 properties that were 87% leased. Our equity in losses related to our investment in the Core Fund for the year ended December 31, 2011 was $7.5 million compared to equity in earnings of $2.7 million for the year ended December 31, 2010.  The change in our equity in earnings (losses) for the year ended December 31, 2011 primarily resulted from our portion of an impairment charge recorded at five of the Core Fund's properties located in suburban Sacramento ($18.0 million) offset by our portion of a gain on the sale of Three First National Plaza during the third quarter of 2011 ($20.5 million) and our portion of a gain on the sale of 600 Lexington Avenue during the second quarter of 2010 ($12.5 million). Each of these is described further below.

On August 26, 2011, the Core Fund sold Three First National Plaza, an office building located in Chicago, Illinois, which it acquired in March 2005 for a contract purchase price of $245.3 million.  The contract sales price was $344.0 million.  As a result of the sale, the Core Fund recognized a gain on sale of $114.1 million.  We recognized a gain of $20.5 million in relation to this sale, which is included in equity in earnings (losses) of unconsolidated entities, net in the consolidated statements of operations.

During the second quarter of 2011, the Core Fund recorded an impairment loss of $101.1 million related to five of its properties located in suburban Sacramento. The Company’s pro rata share of this loss was approximately $18.0 million which has been included in equity in earnings losses for the year ended December 31, 2011.

On May 22, 2010, the Core Fund sold 600 Lexington, an office property located in New York, New York, which it acquired in February 2004 for a contract purchase price of $91.6 million.  The contract sales price was $193.0 million.  As a result of the sale, the Core Fund recognized a gain on sale of $106.8 million.  We recognized a gain of $12.5 million in relation to this sale, which was included in equity in earnings (losses) of unconsolidated entities, net in the consolidated statement of operations.

Additionally, on December 9, 2011, the Core Fund sold a 49% interest in One North Wacker, an office building located in Chicago, Illinois, which it acquired in March 2008 for a contract purchase price of $540.0 million.  The contract sales price for a 49% interest in One North Wacker was $298.9 million. The Core Fund did not recognize a gain or loss on the sale due to the carrying amount of the noncontrolling interest being adjusted to reflect the change in ownership of One North Wacker.

Our Interest in the Grocery-Anchored Portfolio

We own a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in losses related to our investment in the Grocery-Anchored Portfolio for the year ended December 31, 2011 was approximately $9,000.  Our equity in earnings related to our investment in the Grocery-Anchored Portfolio for the year ended December 31, 2010 was approximately $287,000.

Our Interest in Distribution Park Rio

We own a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. Our equity in earnings related to our investment in Distribution Park Rio for the years ended December 31, 2011 and 2010 was $2.4 million and $2.5 million, respectively.

CORPORATE-LEVEL ACTIVITIES

Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2011 and 2010. The losses on derivative instruments recorded during the years ended December 31, 2011 and 2010 is the result of changes in the fair value of interest rate swaps during each period.

We recorded losses of $24.6 million and $18.5 million for the years ended December 31, 2011 and 2010, respectively. The increase in losses is due to changes in the values of our interest rate swaps. We expect to hold the underlying investments to their maturities; therefore, the amount currently reflected is not necessarily indicative of the ultimate cash that will be paid out at the maturity date of our interest rate swaps.

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

Other Corporate-level Activities

The tables below provide detail relating to our asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2011 and 2010.  All amounts in thousands, except percentages:

	Years Ended December 31,		Change
	2011	2010	$	%

Asset Management and Acquisition Fees	$16,173	$30,544	$(14,371)	(47.1)%
General and Administrative Expenses	6,740	6,925	(185)	(2.7)%

We pay monthly asset management fees to our Advisor based on the amount of net equity capital invested in real estate investments and pay acquisition fees to our Advisor based on the purchase prices of our real estate investments. Prior to July 1, 2011, the asset management fees were earned by the Advisor monthly in an amount equal to 0.0625% of the net equity capital we have invested in real estate investments as of the end of each month.  For the period July 1, 2011 through December 31, 2012, our Advisor agreed to waive a portion of its monthly cash asset management fee such that the fee will be reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we have invested in real estate investments as of the end of each month, resulting in a reduction to asset management fees for year ended 2011.

In addition, we record a liability related to the Participation Interest component of these fees, which is based on the estimated settlement value in the accompanying consolidated balance sheets and remeasured at fair value at each balance sheet date. The fair value of the Operating Partnership interest underlying the Participation Interest liability is determined based on the redemption price in place under the Company’s share redemption program as of each balance sheet date. Adjustments required to remeasure this liability at fair value are included in asset management and acquisition fees in the accompanying consolidated statements of operations (see Critical Accounting Policies ─ Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest for additional information regarding the participation interest).

As described previously in this report, on May 24, 2011, the board of directors established a new estimated value per share and new per share redemption price of $7.78, which was reduced from the prior redemption price of $9.15. Accordingly, the fair value of the Participation Interest liability as of June 30, 2011 was reduced by $12.2 million, resulting in a reduction of the asset management fee expense for the year ended December 31, 2011.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses.

Net Income Attributable to Noncontrolling Interests

As of December 31, 2011 and 2010, affiliates of Hines owned 4.6% and 3.9% interests, respectively, in the Operating Partnership. As a result, we allocated income of approximately $5.0 million and $4.5 million, respectively, to the holders of these noncontrolling interests for the years ended December 31, 2011 and 2010.

Year ended December 31, 2010 compared to the year ended December 31, 2009

Results for our Directly-Owned Properties

We owned 22 properties directly that were 89% leased as of December 31, 2010 compared to 25 properties that were 91% leased as of December 31, 2009. The following table presents the same store property-level revenues and expenses for the year ended December 31, 2010, as compared to the same period in 2009. Please note the following analysis excludes the activity of three properties which were sold during 2010 and Atrium on Bay which was sold in 2011. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2010	2009	$	%
Property revenues in excess of expenses
Property revenues	$290,545	$316,892	$(26,347)	(8.3)%
Less: property expenses (1)	118,516	126,960	(8,444)	(6.7)%
Total property revenue in excess of expenses	$172,029	$189,932	$(17,903)	(9.4)%

Other
Depreciation and amortization	$102,012	$111,255	$(9,243)	(8.3)%
Other losses, net	$802	$3,441	$(2,639)	(76.7)%
Interest expense	$80,889	$82,371	$(1,482)	(1.8)%
Interest income	$270	$401	$(131)	(32.7)%
Income tax expense	$543	$550	$(7)	(1.3)%
__________

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

Revenues from the operations of our properties for the year ended December 31, 2010 declined as compared to the same period in 2009 as a result of the following:

1) Decrease of $3.1 million due to tenant inducement amortization. Tenant inducement amortization was a decrease to revenue of $8.1 million in 2010 compared to $5.0 million in 2009.

2)  Decrease due to the adverse effects of the economic recession on commercial real estate fundamentals. For example, decreases in tenant demand and leasing velocity have led to declining rental rates and increased tenant incentives on lease renewals. We have also experienced increases in tenant defaults, which have negatively impacted our revenues between the periods.

The decrease in property expenses is primarily due to property taxes, which decreased in 2010 as a result of lower property valuations.

Depreciation and amortization decreased during the year ended December 31, 2010 as compared to the same period in 2009 due to fully amortized in-place lease intangibles.

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

The results of operations of Distribution Parks Araucaria, Elouveira, Vinhedo and Atrium on Bay and the gain realized on these dispositions for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
	(In thousands)
Revenues:
Rental revenue	$42,223	$48,763
Other revenue	5,443	4,166
Total revenues	47,666	52,929
Expenses:
Property operating expenses	12,171	10,643
Real property taxes	9,800	8,804
Property management fees	1,111	1,098
Depreciation and amortization	9,772	14,816
Total expenses	32,854	35,361
Income from discontinued operations before interest income, taxes and gain on sale	14,812	17,568
Interest expense	(10,103)	(9,167)
Interest income	119	71
Income taxes	(320)	(1,543)
Income from discontinued operations	4,508	6,929
Gain on sale of discontinued operations	22,537	−
Income from discontinued operations	27,045	$6,929

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

Funds from Operations and Modified Funds from Operations

Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized by investors and analysts as one measure of operating performance of a real estate company.  FFO excludes items such as real estate depreciation and amortization and gains and losses on the sale of real estate assets.  Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost accounting alone is insufficient.  In addition, FFO excludes gains and losses from the sale of real estate and impairment charges related to depreciable real estate assets and in-substance real estate equity investments, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs.

In addition to FFO, management uses modified funds from operations (“MFFO”) as defined by the Investment Program Association (“IPA”) as a non-GAAP supplemental financial performance measure to evaluate our operating performance. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Some of these adjustments relate to changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO. These changes have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives, the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described in the footnotes below. Management uses MFFO to evaluate the financial performance of our investment portfolio. In addition, management uses MFFO to evaluate and establish our distribution policy and the sustainability thereof. Further, we believe MFFO is one of several measures that may be useful to investors in evaluating the potential performance of our portfolio.

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

 The table below summarizes FFO and MFFO for the years ended December 31, 2011, 2010 and 2009 and provides a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands). Please note we have revised the presentation of MFFO for the year ended December 31, 2009 to be consistent the definition of MFFO adopted by the IPA in November 2010.

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$43,914	$(35,383)	$6,685
Depreciation and amortization (1)	96,289	111,784	126,071
Gain on sale of investment property (2)	(107,241)	(22,562)	(612)
Adjustments to equity in earnings (losses) from unconsolidated entities, net (3)	52,172	26,652	39,269
Adjustments for noncontrolling interests (4)	(3,550)	(2,962)	(5,203)
Funds from operations	81,584	77,529	166,210
(Gain) loss on derivative instruments (5)	24,590	18,525	(49,297)
Impairment on land parcel (6)	-	811	3,412
Other components of revenues and expenses (7)	(2,430)	(13,255)	(17,871)
Acquisition fees and expenses (8)	-	-	1,160
Adjustments to equity in earnings (losses) from unconsolidated entities, net (3)	(18,619)	(156)	753
Adjustments for noncontrolling interests (4)	(203)	(119)	1,868
Modified Funds From Operations	$84,922	$83,335	$106,235

Modified Funds From Operations Per Common Share	$0.38	$0.38	$0.51
Weighted Average Shares Outstanding	225,442	220,896	207,807

1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes $3.8 million, $9.8 million and $14.8 million of depreciation and amortization related to discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively.

2)
Represents the gain on disposition of certain real estate investments. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

3)
Includes adjustments to equity in earnings (losses) of unconsolidated entities, net, similar to those described in Notes 1, 2, 4, 6 and 7 for our unconsolidated entities, which are necessary to convert our share of income (loss) from unconsolidated entities to FFO and MFFO.

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

6)
Represents impairment charges recorded in accordance with GAAP. Although such charges are included in the calculation of net income (loss), we have excluded them from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Straight-line rent adjustment (a)	$(7,244)	$(8,298)	$(9,435)
Amortization of lease incentives (b)	12,493	8,425	5,306
Amortization of out-of-market leases (b)	(8,524)	(14,212)	(14,748)
Other	845	829	1,007
	$(2,430)	$(13,256)	$(17,870)

a	)
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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
On December 9, 2011, the Core Fund sold a 49% interest in One North Wacker, an office building located in Chicago, Illinois.  The Core Fund’s net proceeds from the sale of a 49% noncontrolling interest in One North Wacker after deducting credits at closing and transaction costs were approximately $189.9 million.  Our effective ownership in this asset immediately prior to the completion of the sale was 22%.  See additional information in “Results of Operations for the Year ended December 31, 2011 compared to the year ended December 31, 2010 — Results for our Indirectly-owned Properties — Our Interest in the Core Fund” included elsewhere in this Annual Report on Form 10-K.

•
On August 26, 2011, the Core Fund sold Three First National Plaza, an office property located in Chicago, Illinois, which it acquired in March 2005 for $245.3 million.  The Core Fund’s net proceeds from the sale of Three First National Plaza after deducting transaction costs, taxes and fees were approximately $198.5 million.  Our effective ownership in this asset immediately prior to the completion of the sale was 18%. See additional information in “Results of Operations for the Year ended December 31, 2011 compared to the year ended December 31, 2010 — Results for our Indirectly-owned Properties — Our Interest in the Core Fund” included elsewhere in this Annual Report on Form 10-K.

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

•
On May 22, 2010, the Core Fund sold 600 Lexington, an office property located in New York, New York, which it acquired in February 2004.  The Core Fund’s total cost basis in 600 Lexington was approximately $103.8 million and the net proceeds from the sale after deducting transaction costs, taxes and fees were approximately $185.9 million.  Our effective ownership in this asset immediately prior to the completion of the sale was 11.67%. See additional information in “Results of Operations for the Year ended December 31, 2011 compared to the year ended December 31, 2010 — Results for our Indirectly-owned Properties — Our Interest in the Core Fund” included elsewhere in this Annual Report on Form 10-K.

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

•
We received $1.2 million in net proceeds from our sale of land owned in connection with the Laguna Buildings in December 2009. See additional information in “Results of Operations for the Year ended December 31, 2010 compared to the year ended December 31, 2009 — Sales of Investment Property” included elsewhere in this Annual Report on Form 10-K.

•
Pursuant to the terms of the Grocery Anchored Portfolio joint venture agreement, for the years ended December 31, 2011, 2010 and 2009, we received distributions of approximately $2.9 million, $2.3 million and $2.6 million in excess of our pro-rata share of the joint venture’s MFFO, respectively.

•	Amortization of deferred financing costs was $4.0 million, $2.8 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, and was deducted in determining MFFO.

•
A portion of our acquisition and asset management fees are paid in equity through the Participation Interest. For the years ended December 31, 2011, 2010 and 2009, these amounts were $3.6 million, $15.5 million and $12.4 million, respectively.

•	We received master lease payments of $1.2 million for the years ended December 31, 2009. These leases were entered into in conjunction with certain asset acquisitions.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay, or with respect to the Dealer Manager, paid, certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer manager fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described previously. These arrangements are described in more detail in Note 9 to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2011 and December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2011. Specifically included are our obligations under long-term debt agreements (in thousands):

	Payments due by Period
Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Notes payable (1)	$236,099	$549,949	$380,493	$434,558	$1,601,099
Total contractual obligations (2)	$236,099	$549,949	$380,493	$434,558	$1,601,099
__________

(1)
Notes payable includes principal and interest payments on mortgage loans outstanding as of December 31, 2011. Interest payments due to HSH Nordbank were determined using effective interest rates which were fixed as a result of interest rate swaps. Under the terms of each swap transaction, we have agreed to make monthly payments at fixed rates of interest and will receive monthly payments from HSH Nordbank based on 1-month LIBOR.  See “Financial Condition, Liquidity and Capital Resources — Debt Financings” for further information.

(2)
Excluded from the table above is the settlement of the $77.0 million liability related to the Participation Interest. Although we expect to settle this liability in the future, we are not currently able to estimate the date on which the settlement will occur. See Note 13 ─ Fair Value Disclosures to our consolidated financial statements for additional information.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk.

       As of December 31, 2011, we had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts. For example, if the counterparty were to default and current interest rates exceeded our fixed interest rates, we would incur an additional $5.2 million in annual interest expense for each 1% increase in the current interest rates. In the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the debt outstanding under the HSH Credit Facility to which our outstanding interest rate swaps relate.

We currently have a 50% indirect investment in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. As a result, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. We are currently a net receiver of Reais (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Reais. During the year ended December 31, 2011 and 2010, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation – Discontinued Operations” for additional information. Generally, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. Based upon our equity ownership in Distribution Park Rio as of December 31, 2011, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in the exchange rate between the Brazilian Reais and the U.S. dollar would decrease the net book value of our investment in Distribution Park Rio by approximately $2.8 million.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Real Estate Investment Trust, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 30, 2012

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010

	2011	2010
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,950,126	$2,213,212
Investments in unconsolidated entities	348,986	373,798
Cash and cash equivalents	130,445	64,592
Restricted cash	110,915	3,852
Distributions receivable	5,604	2,236
Tenant and other receivables	68,090	53,469
Intangible lease assets, net	160,093	220,981
Deferred leasing costs, net	129,291	101,467
Deferred financing costs, net	5,286	7,401
Other assets	3,176	109,008
TOTAL ASSETS	$2,912,012	$3,150,016

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$72,643	$81,971
Due to affiliates	5,823	6,171
Intangible lease liabilities, net	49,279	72,465
Other liabilities	15,259	17,661
Interest rate swap contracts	109,891	85,301
Participation interest liability	76,968	73,333
Distributions payable	30,215	29,426
Notes payable	1,338,224	1,521,544
Total liabilities	1,698,302	1,887,872

Commitments and contingencies (Note 12)	-	-

Equity:
Shareholders' equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2011 and 2010	-	-
Common shares, $.001 par value; 1,500,000 common shares authorized, 227,180 and 222,795 common shares issued and outstanding as of December 31, 2011 and 2010, respectively	228	223
Additional paid-in capital	1,515,111	1,590,488
Retained deficit	(301,710)	(340,610)
Accumulated other comprehensive income	81	12,043
Total shareholders' equity	1,213,710	1,262,144
Noncontrolling interests	-	-
Total equity	1,213,710	1,262,144
TOTAL LIABILITIES AND EQUITY	$2,912,012	$3,150,016

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$256,249	$267,168	$293,277
Other revenue	22,083	23,377	23,615
Total revenues	278,332	290,545	316,892
Expenses:
Property operating expenses	78,904	80,022	82,703
Real property taxes	31,591	32,084	37,265
Property management fees	6,361	6,410	6,992
Depreciation and amortization	92,518	102,012	111,255
Asset management and acquisition fees	16,173	30,544	27,984
General and administrative	6,740	6,925	6,108
Other losses, net	-	802	3,441
Total expenses	232,287	258,799	275,748
Income from continuing operations before other income (expenses), provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	46,045	31,746	41,144
Other income (expenses):
Gain (loss) on derivative instruments, net	(24,590)	(18,525)	49,297
Interest expense	(81,207)	(80,889)	(82,371)
Interest income	514	270	401
Income (loss) from continuing operations before provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	(59,238)	(67,398)	8,471
Provision for income taxes	(494)	(543)	(550)
Equity in earnings (losses) of unconsolidated entities, net	(5,138)	5,513	(8,777)
Loss from continuing operations	(64,870)	(62,428)	(856)
Income from discontinued operations, net of taxes	108,784	27,045	6,929
Gain on sale of real estate	-	-	612
Net income (loss)	43,914	(35,383)	6,685
Less: Net income attributable to noncontrolling interests	(5,014)	(4,524)	(4,065)
Net income (loss) attributable to common shareholders	$38,900	(39,907)	2,620
Basic and diluted income (loss) per common share	$0.17	(0.18)	$0.01
Weighted average number of common shares outstanding	225,442	220,896	207,807

Net comprehensive income (loss):
Net income (loss)	$43,914	$(35,383)	$6,685
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,962)	(37,152)	55,101
Net comprehensive income (loss)	31,952	(72,535)	61,786
Net comprehensive income attributable to noncontrolling interests	(5,014)	(4,524)	(4,065)
Net comprehensive income (loss) attributable to common shareholders	$26,938	(77,059)	57,721

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	Hines Real Estate Investment Trust, Inc.
					Accumulated
			Additional		Other	Total
	Common		Paid-In	Accumulated	Comprehensive	Shareholders'	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests
BALANCE January 1, 2009	201,743	$202	$1,629,033	$(303,323)	$(6,693)	$1,319,219	$-
Issuance of common shares	31,904	31	318,352	-	-	318,383	-
Redemption of common shares	(16,410)	(16)	(135,709)	-	-	(135,725)	-
Distributions declared	-	-	(129,203)	-	-	(129,203)	(4,065)
Selling commissions and dealer manager fees	-	-	(21,467)	-	-	(21,467)	-
Net income (loss)	-	-	-	2,620	-	2,620	4,065
Foreign currency translation adjustment	-	-	-	-	55,101	55,101	-
BALANCE
December 31, 2009	217,237	217	$1,661,006	(300,703)	$48,408	1,408,928	-
Issuance of common shares	6,615	7	63,406	-	-	63,413	-
Redemption of common shares	(1,057)	(1)	(11,295)	-	-	(11,296)	-
Distributions declared	-	-	(122,348)	-	-	(122,348)	(4,524)
Selling commissions and dealer manager fees	-	-	(118)	-	-	(118)	-
Other offering costs, net	-	-	(163)	-	-	(163)	-
Net income (loss)	-	-	-	(39,907)	-	(39,907)	4,524
Foreign currency translation adjustment	-	-	-	-	787	787	-
Reclassification of foreign currency translation adjustment to earnings	-	-	-	-	(37,152)	(37,152)	-
BALANCE
December 31, 2010	222,795	223	1,590,488	(340,610)	12,043	1,262,144	-
Issuance of common shares	5,772	6	49,630	-	-	49,636	-
Redemption of common shares	(1,387)	(1)	(11,310)	-	-	(11,311)	-
Distributions declared	-	-	(113,624)	-	-	(113,624)	(5,014)
Other offering costs, net	-	-	(73)	-	-	(73)	-
Net income	-	-	-	38,900	-	38,900	5,014
Foreign currency translation adjustment	-	-	-	-	(3,071)	(3,071)	-
Reclassification of foreign currency translation adjustment to earnings	-	-	-	-	(8,891)	(8,891)	-
BALANCE
December 31, 2011	227,180	$228	$1,515,111	$(301,710)	$81	$1,213,710	$-

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$43,914	$(35,383)	$6,685
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	104,137	109,572	117,651
Gain on sale of investment property	(107,241)	(22,537)	-
Equity in (earnings) losses of unconsolidated entities, net	5,138	(5,513)	8,777
Distributions received from unconsolidated entities	2,779	2,446	2,272
Other losses, net	31	848	2,891
(Gain) loss on derivative instruments, net	24,590	18,525	(49,297)
Net change in operating accounts	(64,735)	(39,064)	(19,995)
Net cash from operating activities	8,613	28,894	68,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	-	-	(23,069)
Distributions received from unconsolidated entities in excess of equity in earnings	9,970	9,687	13,119
Investments in property	(8,535)	(5,041)	(8,641)
Master lease rent receipts	-	-	1,200
Proceeds from sale of land and improvements	128,709	141,896	1,231
Change in restricted cash	(107,064)	2,758	13,314
Change in cash collateral on notes payable	106,248	-	(106,061)
Net cash from investing activities	129,328	149,300	(108,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in other liabilities	423	(196)	153
Proceeds from issuance of common stock	-	1,569	250,393
Redemption of common shares	(11,692)	(9,668)	(152,497)
Payments of offering costs	(63)	(320)	(21,470)
Distributions paid to shareholders and noncontrolling interests	(68,244)	(69,292)	(64,675)
Proceeds from notes payable	163,000	94,000	290,000
Payments on notes payable	(154,155)	(170,287)	(258,619)
Additions to deferred financing costs	(1,387)	(2,002)	(2,923)
Net cash from financing activities	(72,118)	(156,196)	40,362
Effect of exchange rate changes on cash	30	1,017	1,211
Net change in cash and cash equivalents	65,853	23,015	1,650
Cash and cash equivalents, beginning of year	64,592	41,577	39,927
Cash and cash equivalents, end of year	$130,445	$64,592	$41,577

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

Public Offering

Hines REIT commenced its initial public offering on June 18, 2004 through which it raised $527.5 million of gross proceeds. The Company commenced its second public offering (the “Second Offering”) on June 19, 2006 through which it raised approximately $1.5 billion of gross proceeds prior to its expiration on June 30, 2008. The Company commenced its third public offering (the “Third Offering”) on July 1, 2008 through which it raised $506.9 million of gross proceeds prior to its expiration on December 31, 2010. The Company commenced a new $150.0 million offering of shares of its common stock under its dividend reinvestment plan (the “DRP Offering”) on July 1, 2010. From inception of the DRP Offering through December 31, 2011, Hines REIT received gross offering proceeds of $78.8 million from the sale of 8.8 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan. On January 1, 2012, Hines REIT received gross offering proceeds of $12.1 million from the sale of 1.6 million shares through its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of December 31, 2011 and December 31, 2010, Hines REIT owned a 95.4% and 96.1%, respectively, general partner interest in the Operating Partnership.

Noncontrolling Interests

Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of December 31, 2011 and December 31, 2010. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 4.1% and 3.4% limited partnership interest in the Operating Partnership as of December 31, 2011 and December 31, 2010, respectively, which is a profits interest (the “Participation Interest”). See Note 9 ─ Related Party Transactions for additional information regarding the Participation Interest.

Investment Property

As of December 31, 2011, the Company owned direct and indirect investments in 57 properties. These properties consisted of 43 U.S. office properties, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company makes investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owns a 27.5% non-managing general partner interest as of December 31, 2011. The Company also owns a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate. The Company accounts for each of these investments using the equity method of accounting. See Note 5 ─ Investments in Unconsolidated Entities for additional information regarding the Company’s investments in unconsolidated entities.

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

Basis of Presentation

The consolidated financial statements of the Company included in this annual report include the accounts of Hines REIT, the Operating Partnership and the Operating Partnership’s wholly-owned subsidiaries as well as the related amounts of noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

The Company evaluates the need to consolidate joint ventures in accordance with GAAP. In accordance with GAAP, the Company will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. Partially owned real estate joint ventures and partnerships over which the Company has a controlling financial interest are consolidated in its financial statements. In determining if the Company has a controlling financial interest, it considers factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Management continually analyzes and assesses reconsideration events, including changes in these factors, to determine if the consolidation treatment remains appropriate. Partially owned real estate joint ventures and partnerships where it does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for using the equity method.

The Company’s investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable.    In such an instance, the Company will record an impairment charge if it determines that a decline in the value of an investment below its fair value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.   Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in partially owned real estate joint ventures and partnerships for the years ended December 31, 2011, 2010, and 2009.  However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil. The Company’s foreign subsidiaries translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities were translated at the exchange rate in effect as of the balance sheet date. Income statement amounts were translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains and losses resulting from translation were included in accumulated other comprehensive income as a separate component of shareholders’ equity.  With the exception of the Company’s investment in Distribution Park Rio, the Company disposed of its investments in Brazil in January and June 2010 as well as its investment in Toronto, Ontario in June 2011. Upon disposal of these properties, the Company realized a gain related to the currency translation adjustment which is included in the gain on disposal in its consolidated statement of operations.  During the years ended December 31, 2011 and 2010, respectively, the Company realized gains of $8.9 million related to the currency translation adjustment as a result of the disposal of its directly-owned property in Canada and $37.2 million as a result of the disposal of its directly-owned properties in Brazil. Accumulated other comprehensive income as of December 31, 2011 is related to the investment in the Company’s indirectly-owned property in Rio de Janeiro, Brazil and remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

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

    Management estimated the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable were initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance is amortized to interest expense over the life of the mortgage note payable.

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.

    During the years ended December 31, 2010 and 2009, the Company recorded impairment charges of approximately $811,000 and $3.4 million, respectively, related to the sale of a land parcel, which was completed in September 2010. See Note 13 – Fair Value Disclosures – Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis − Impairment of Investment Property for additional information.

At December 31, 2011, management believes no impairment has occurred for the Company’s directly-owned assets (see discussion of the Core Fund’s impairment of five of its properties in Note 5 – Investments in Unconsolidated Entities below). If market conditions deteriorate or if management’s plans for certain properties change, impairment charges could be required in the future.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2011 and 2010, the Company had restricted cash of $110.9 million and $3.9 million. In May 2011, the Company replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal.  As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the consolidated balance sheet.  See Other Assets discussion below for additional details.  The remaining balance for each year is related to escrow accounts required by certain of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2011 and 2010, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash. The Federal Deposit Insurance Corporation (the “FDIC”) generally only insures limited amounts per depositor per insured bank. On July 21, 2010, the FDIC permanently increased the maximum deposit insurance to $250,000. Unlimited deposit insurance coverage is available to the Company’s non-interest bearing transaction accounts held at those institutions participating in the FDIC’s Temporary Liquidity Guarantee Program through December 31, 2013.

As of December 31, 2011, the Company had a $107.0 million deposit held by the Bank of Montreal as collateral for the properties under the Company’s pooled mortgage facility. Management regularly monitors the financial stability of this financial institution in an effort to manage its exposure to any significant risk related to its deposit.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent (see Revenue Recognition discussion below).  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $7.0 million and $4.0 million, at December 31, 2011 and 2010, respectively.

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

Tenant inducement amortization was $12.5 million, $8.4 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $5.7 million, $4.3 million and $3.0 million as amortization expense related to other direct leasing costs for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred Financing Costs

Deferred financing costs as of December 31, 2011 and 2010 consist of direct costs incurred in obtaining debt financing (see Note 6), including the financing fees paid to our Advisor (see Note 9). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2011, 2010 and 2009, $4.0 million, $2.8 million and $2.8 million, respectively, of deferred financing costs were amortized into interest expense in the accompanying consolidated statements of operations.

Other Assets

Other assets included the following as of December 31, 2011 and 2010 (in thousands):

	2011		2010
Prepaid/deferred taxes	$1,496		$994
Prepaid insurance	881		911
Cash collateral for HSH mortgage facility	-	(1)	106,251	(1)
Other	799		852
Total	$3,176		$109,008

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

Revenue Recognition

Rental payments are generally paid by tenants prior to the beginning of each month. As of December 31, 2011 and 2010, respectively, the Company recorded liabilities of $10.4 million and $9.3 million related to prepaid rental payments, which was included in other liabilities in the accompanying consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable in the amount of $51.2 million and $47.2 million as of December 31, 2011 and 2010, respectively, consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

Hines REIT has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In addition, as of December 31, 2011 and 2010 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs.

Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes in the accompanying consolidated financial statements. In 2011, income tax expense recorded by the Company was primarily comprised of a provision for the Texas margin tax. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Included in the gain on sale of real estate in Note 4 ─ Discontinued Operations is approximately $7.6 million in Canadian income tax expense related to the sale of Atrium on Bay in June 2011.

In connection with the operation and sale of Distributions Park Araucaria, Elouveira, and Vinhedo, three industrial properties located in Brazil, the Company recorded an income tax provision for $9.7 million in accordance with Brazilian tax laws and regulations for the year ended December 31, 2010. Additionally, the Company recorded an income tax provision for Brazilian income taxes for Distribution Parks Elouveira and Vinhedo of $1.1 million in accordance with Brazilian tax laws and regulations for the year ended December 31, 2009.

Redemption of Common Stock

Financial instruments that represent a mandatory obligation of the Company to repurchase shares are classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. Effective December 31, 2009, the Company suspended its share redemption program except for redemption requests made in connection with the death or disability of a shareholder. The Company has recorded liabilities of $2.5 million and $2.9 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity.

Per Share Data

Net income/loss per common share is calculated by dividing the net income/loss attributable to common shareholders for each period by the weighted average number of common shares outstanding during such period. Net income/loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

The Company sold Atrium on Bay during 2011 and reclassified the results of operations for this property into discontinued operations in the consolidated statements of operations for all periods presented. In addition, the Company sold Distribution Parks Araucaria, Elouveira and Vinhedo during 2010 and reclassified the results of operations for these properties into discontinued operations in the consolidated statements of operations for year ended December 31, 2009. See Note 4 – Discontinued Operations for additional information.

Certain insignificant reclassifications have been made to the consolidated statement of cash flows for the years ended December 31, 2010 and 2009 to be consistent with the 2011 presentation. Management believes these changes in presentation simplify the cash flow by combining immaterial line items, although it does not believe these changes are necessary for the fair presentation of the Company’s financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and expanded disclosure about fair value between GAAP and International Financial Reporting Standards. The adoption of this guidance is effective prospectively for interim and annual periods beginning after December 15, 2011 and is not expected to have a material effect on the classification or measurement of fair value in the Company’s financial statements but is not expected to result in additional disclosure.

In June 2011, FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2011.  Further, in December 2011, the board deferred the effective date pertaining only to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

        In December 2011, FASB issued guidance on disclosures about offsetting assets and liabilities. This guidance results in enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The adoption of this guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

In December 2011, the FASB issued guidance to resolve the diversity in practice about whether the derecognition criteria for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt.  This guidance is effective beginning July 1, 2012 and is not expected to have a material effect on the Company’s financial statements.

3.  Real Estate Investments

Investment property consisted of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Buildings and improvements	$1,769,940	$1,953,741
Less: accumulated depreciation	(202,654)	(176,263)
Buildings and improvements, net	1,567,286	1,777,478
Land	382,840	435,734
Investment property, net	$1,950,126	$2,213,212

Lease Intangibles

As of December 31, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$311,202	$52,824	$104,443
Less: accumulated amortization	(177,054)	(26,879)	(55,164)
Net	$134,148	$25,945	$49,279

As of December 31, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$361,367	$57,637	$130,892
Less: accumulated amortization	(173,860)	(24,163)	(58,427)
Net	$187,507	$33,474	$72,465

Amortization expense was $42.9 million, $57.3 million and $70.6 million for in-place leases for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of $8.5 million, $14.2 million and $14.7 million, respectively for the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases, for each of the years ended December 31, 2012 through December 31, 2016 were as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2012	$28,243	$(6,713)
2013	23,504	(6,665)
2014	18,475	(4,494)
2015	16,723	(3,622)
2016	14,005	(2,539)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of December 31, 2011, the approximate fixed future minimum rentals for each of the years ending December 31, 2012 through 2016 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2012	$196,151
2013	172,269
2014	150,239
2015	142,221
2016	131,364
Thereafter	406,930
Total	$1,199,174

During the years ended December 31, 2011, 2010 and 2009, the Company did not earn more than 10% of its revenue from any individual tenant.

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

On June 1, 2011, the Company sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada, which the Company acquired in February 2007.  The sales price for Atrium on Bay was 344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale).

The results of operations of Distribution Parks Araucaria, Elouveira, Vinhedo and Atrium on Bay and the gain realized on the disposition of these properties (all of which are reflected in discontinued operations in all periods presented) for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(In thousands, except per share amounts)

Revenues:
Rental revenue	$17,298	$42,223	$48,763
Other revenue	2,365	5,443	4,166
Total revenues	19,663	47,666	52,929
Expenses:
Property operating expenses	5,332	12,171	10,643
Real property taxes	4,225	9,800	8,804
Property management fees	475	1,111	1,098
Depreciation and amortization	3,770	9,772	14,816
Total expenses	13,802	32,854	35,361
Income from discontinued operations before interest income (expense) and taxes and gain on sale	5,861	14,812	17,568
Interest expense	(4,426)	(10,103)	(9,167)
Interest income	33	119	71
Provision for income taxes	75	(320)	(1,543)
Income from discontinued operations before gain on sale	1,543	4,508	6,929
Gain on sale of discontinued operations	107,241	22,537	-
Income from discontinued operations	$108,784	$27,045	$6,929

The tables below show income (loss) and earnings (loss) per share attributable to common shareholders allocated between continuing operations and discontinued operations:

Loss from continuing operations attributable
to common shareholders	$(65,391)	$(66,013)	$(4,690)
Income from discontinued operations attributable
to common shareholders	104,291	26,106	6,718
Gain on sale of real estate attributable to common shareholders	-	-	592
Net income (loss) attributable to common shareholders	$38,900	$(39,907)	$2,620

Basic and diluted earnings (loss) per share attributable
to common shareholders
Loss from continuing operations	$(0.29)	$(0.30)	$(0.02)
Income from discontinued operations	$0.46	$0.12	$0.03
Gain on sale of real estate	$-	$-	$-

5.  Investments in Unconsolidated Entities

The Company owns indirect interests in real estate through its investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio. The table below presents the activity of the Company’s unconsolidated entities as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Beginning balance	$373,798	$379,057	$364,374
Contributions	-	-	27,953
Distributions declared	(16,117)	(12,160)	(12,326)
Equity in earnings (losses)	(5,137)	5,513	(8,777)
Effect of exchange rate	(3,558)	1,388	7,833
Ending balance	$348,986	$373,798	$379,057

Investment in the Core Fund

The Core Fund is a partnership organized in August 2003 by Hines to invest in existing core office properties in the United States that Hines believes are desirable long-term core holdings. The Core Fund owns interests in real estate assets through certain limited liability companies and limited partnerships which have mortgage financing in place. The Company owned an approximate 27.5% and 26.8% non-managing general partner interest in the Core Fund as of December 31, 2011 and 2010, respectively. The Core Fund owned interests in 23 and 24 office properties throughout the United States as of December 31, 2011 and 2010, respectively.

Condensed consolidated financial information of the Core Fund is summarized below:

Condensed Consolidated Balance Sheets of the Core Fund as of December 31, 2011 and 2010

	2011	2010
	(In thousands)
ASSETS
Cash	$213,648	$131,353
Investment property, net	2,973,537	3,265,193
Other assets	825,913	725,498
Total Assets	$4,013,098	$4,122,044

LIABILITIES AND EQUITY
Debt	$2,227,090	$2,463,920
Other liabilities	298,584	260,922
Redeemable noncontrolling interests	411,768	454,036
Total equity	1,075,656	943,166
Total Liabilities and Equity	$4,013,098	$4,122,044

Condensed Consolidated Statements of Operations of the Core Fund For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Revenues, other income and interest income	$428,404	$432,068	$459,763
Property operating expenses	(199,273)	(191,376)	(207,220)
Interest expense	(128,095)	(133,522)	(129,762)
Depreciation and amortization	(140,934)	(151,265)	(167,664)
Impairment loss	(101,057)	-	-
Loss on derivative instruments	(296)	-	-
Income tax expense	(425)	(406)	(717)
Income from discontinued operations	2,770	8,073	6,967
Gain on sale of discontinued operations	114,114	106,830	-
Net income (loss)	(24,792)	70,402	(38,633)
Less (income) loss allocated to noncontrolling interests	(1,750)	(60,266)	1,645
Net income (loss) attributable to partners	(26,542)	10,136	(36,988)

During the second quarter of 2011, the Core Fund recorded an impairment loss of $101.1 million related to five of its properties located in suburban Sacramento. The Company’s pro rata share of this loss was approximately $18.0 million which has been included in equity in earnings (losses) for the year ended December 31, 2011.

Three First National Plaza

On August 26, 2011, the Core Fund sold Three First National Plaza, an office building located in Chicago, Illinois, which it acquired in March 2005 for a contract purchase price of $245.3 million.  The contract sales price was $344.0 million.  As a result of the sale, the Core Fund recognized a gain on sale of $114.1 million, which is included in income from discontinued operations above.  The Company’s proportionate share of gain in relation to this sale was $20.5 million, which is included in equity in earnings (losses) of unconsolidated entities, net in the consolidated statements of operations.

One North Wacker

On December 9, 2011, the Core Fund sold a 49% noncontrolling limited partner interest in the subsidiary that owns One North Wacker, an office building located in Chicago, Illinois, which it acquired in March 2008 for a contract purchase price of $540.0 million.   The contract sales price for the 49% noncontrolling interest in One North Wacker was $298.9 million. Due to the Core Fund retaining its controlling interest in the asset, this transaction was accounted for as an equity transaction, and therefore, no gain was recognized on the sale.

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

Condensed Consolidated Balance Sheets of Distribution Park Rio as of December 31, 2011 and 2010

	2011	2010
	(In thousands)
ASSETS
Cash	$52	$55
Investment property, net	54,692	62,476
Other assets	2,035	2,505
Total Assets	$56,779	$65,036

LIABILITIES AND EQUITY
Total liabilities	$396	$378
Partners' equity	56,383	64,658
Total Liabilities and Partners' Equity	$56,779	$65,036

Condensed Consolidated Statements of Operations of Distribution Park Rio For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Total revenues and interest income	$8,819	$8,584	$7,680
Total expenses	(3,984)	(3,830)	(3,301)
Net income	4,835	4,754	4,379

Investment in the Grocery-Anchored Portfolio

On November 13, 2008, the Company acquired a 70% interest in a joint venture with a subsidiary of Weingarten Realty Investors (“Weingarten”).  Concurrently, the joint venture entered into an agreement to acquire a portfolio of 12 grocery-anchored retail centers owned by Weingarten for $271.4 million. Weingarten will continue to manage this portfolio for the joint venture, though the Company’s approval is required for any significant actions of the joint venture.

The Company has concluded its investment in the joint venture with Weingarten qualifies as a variable interest entity (“VIE”) under ASC 810 “Consolidation.” As described above, the joint venture is financed with a $100.0 million secured note, which is solely guaranteed by Weingarten.  Given the Weingarten loan guarantees, the Company has determined that Weingarten is the primary beneficiary of this VIE. Therefore, the Company has not consolidated the entity. In the event that the terms of the guarantee provided by Weingarten are modified, the Company will re-evaluate its accounting treatment for this investment. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. Other than the initial capital contribution provided by the Company at the inception of the joint venture, the Company has not provided any additional subordinated financial support. The table below includes the Company’s maximum loss exposure related to this investment as of December 31, 2011 and 2010, which is equal to the carrying value of its investment in the joint venture reflected in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

Period	Investment in Grocery-Anchored Portfolio (1)	Maximum Risk of Loss
December 31, 2011	$59,904	$59,904
December 31, 2010	$66,123	$66,123

(1) Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in earnings.

Condensed consolidated financial information of the Grocery-Anchored Portfolio is summarized below:

Condensed Consolidated Balance Sheets of WRI HR Retail Venture I LLC Portfolio as of December 31, 2011 and 2010

	2011	2010
	(In thousands)
ASSETS
Cash	$3,222	$2,454
Investment property, net	165,252	167,909
Other assets	19,556	27,701
Total Assets	$188,030	$198,064

LIABILITIES AND EQUITY
Debt	$126,690	$127,334
Other liabilities	6,514	7,335
Partners' equity	54,826	63,395
Total Liabilities and Equity	$188,030	$198,064

Condensed Consolidated Statements of WRI HR Retail Venture I LLC Portfolio For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Total revenues and interest income	$23,848	$24,544	$24,245
Total expenses	(21,792)	(22,066)	(21,988)
Net income	2,056	2,478	2,257

Impairment of Unconsolidated Entities

The Company’s investments in unconsolidated entities are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. An impairment charge is recorded if it determines that a decline in the value of an investment is other than temporary.  Based on the analysis of the facts and circumstances at December 31, 2011, no impairment was recorded for the Company’s investments in unconsolidated entities. However, if market conditions deteriorate and result in lower valuations or reduced cash flows of our investments, impairment charges may be recorded in future periods.

6. Debt Financing

The following table includes all of the Company’s outstanding notes payable balances as of December 31, 2011 and December 31, 2010 (in thousands, except interest rates):

	Maturity	Interest		Principal Outstanding at December 31,
Description	Date	Rate		2011		2010
SECURED MORTGAGE DEBT
Metropolitan Life Insurance Company — 1515 S. Street	9/1/2016	4.250%		$40,691	(1)	$45,000
Wells Fargo Bank, N.A. — Airport Corporate Center	9/1/2021	5.140%		79,000	(2)	64,454
The Prudential Insurance Company of America — One Wilshire	11/1/2012	5.980%		159,500	(3)	159,500
New York State Teachers’ Retirement System – 2555 Grand	5/1/2013	5.375%		86,000	(4)	86,000
New York State Teachers’ Retirement System – Williams Tower	6/1/2013	5.500%		165,000	(5)	165,000
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	6/11/2015	5.330%		9,556	(6)	9,687
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	11/11/2015	5.530%		10,066	(7)	10,215
IXIS Real Estate Capital Inc. – Raytheon/ DIRECTV Buildings	12/5/2016	5.675%		51,222	(8)	52,069
Artesia Mortgage Capital Corporation –	12/11/2016	5.850%		15,123	(9)	15,317
345 Inverness Drive
Capmark Finance, Inc. – Atrium on Bay	2/26/2017	5.330%		—	(10)	190,019
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2016	Variable	(11)	185,000		185,000
HSH Nordbank — 3400 Data Drive, 2100 Powell	1/12/2017	Variable	(11)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2017	Variable	(11)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2017	Variable	(11)	48,000		48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2017	Variable	(11)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	1/1/2013	5.700%		205,000		205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	2/3/2013	Variable		—	(12)	—
Atrium Note Payable	10/1/2011	7.390%		—	(10)	2,896
TOTAL PRINCIPAL OUTSTANDING				1,341,158		1,525,157
Unamortized Discount (13)				(2,934)		(3,613)
NOTES PAYABLE				$1,338,224		$1,521,544
__________

(1)
This interest-only loan’s original principal amount of $45.0 million was entered into by the Company in connection with its acquisition of 1515 S. Street. In August 2011, the Company executed a mortgage agreement with Metropolitan Life Insurance Company and retired the existing $45.0 million note payable.  The new mortgage is a five year, $41.0 million loan with a fixed interest rate of 4.25%. The mortgage has a 25-year amortization schedule and is secured by our interest in 1515 S. Street.

(2)	In August 2011, the Company executed a mortgage agreement with John Hancock Life Insurance Company (USA) to refinance Airport Corporate Center’s $65.0 million mortgage. The new mortgage is a 10-year, $79.0 million mortgage with a fixed rate of 5.14%. The mortgage requires interest payments for the first two years, at which time the mortgage begins amortizing until its maturity. Previously in March 2010, the Company refinanced Airport Corporate Center’s $77.9 million mortgage with a $65.0 million mortgage with Westdeutsche Immobilienbank AG.

(3)	The Company entered into mortgage financing in connection with its acquisition of One Wilshire. The mortgage agreement provided for an interest-only loan with a principal amount of $159.5 million.

(4)	The Company entered into an interest-only loan with the New York State Teachers’ Retirement System (“NYSTRS”) in the principal amount of $86.0 million secured by its interest in 2555 Grand.

(5)	The Company entered into an interest-only loan with NYSTRS in the principal amount of $165.0 million secured by its interest in Williams Tower.

(6)	The Company assumed a $9.8 million note in connection with its acquisition of Arapahoe Business Park I. The note was interest-only until June 11, 2010, at which time the principal began amortizing until its maturity.

(7)	The Company assumed a $10.5 million amortizing note in connection with its acquisition of Arapahoe Business Park II.

(8)	The Company assumed an amortizing mortgage note in the principal amount of $54.2 million in connection with its acquisition of the Raytheon/DirecTV Buildings.

(9)	The Company assumed a $15.5 million note in connection with its acquisition of 345 Inverness Drive. The note was interest-only until June 11, 2010, at which time the principal began amortizing until its maturity.

(10)	Atrium on Bay was sold on June 1, 2011. All related mortgages and notes payable were assumed by the purchaser. See Note 4 − Discontinued Operations for additional information.

(11)	These loans have a floating interest rate based on LIBOR plus 0.4%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at a specified rate. See Note 7 – Derivative Instruments for additional information regarding the Company’s derivatives.

(12)	The Company entered into a new $45.0 million revolving line of credit with KeyBank pursuant to a Credit Agreement dated February 3, 2011 and a Promissory Note dated February 3, 2011. The facility (as amended) provided for an original expiration date of August 3, 2011, subject to extension at the Company’s election for an additional 18-month period. Interest will be determined, at the Company’s election, based on (i) the Prime Rate, (ii) the Federal Funds Rate or (iii) LIBOR plus a margin of at least 3.25%. On August 2, 2011, the Company exercised its option to extend the maturity date to February 3, 2013.

(13)	The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

          Revolving Credit Facility with KeyBank National Association

The Company was party to a credit agreement with KeyBank National Association (“KeyBank”), as administrative agent for itself and various other lenders named in the credit agreement, which provided for a revolving credit facility (the “Revolving Credit Facility”) with maximum aggregate borrowing capacity of up to $250.0 million. The Company established this facility to repay certain bridge financing incurred in connection with certain of its acquisitions and to provide a source of funds for future real estate investments and to fund its general working capital needs. This facility expired in October 2010.  In 2011, the Company entered into a new $45.0 million revolving credit facility with KeyBank.  See item 12 to the notes in the table above for additional information regarding the facility.

HSH Pooled Mortgage Facility

On August 1, 2006 (as amended on January 19, 2007), certain of the Company’s subsidiaries entered into a credit agreement with HSH Nordbank providing for a secured credit facility in the maximum principal amount of $520.0 million (the “HSH Credit Facility”), subject to certain borrowing limitations. The total borrowing capacity under the HSH Credit Facility was based upon a percentage of the appraised values of the properties that the Company selected to serve as collateral under this facility, subject to certain debt service coverage limitations. Amounts drawn under the HSH Credit Facility bear interest at variable interest rates based on one-month LIBOR plus an applicable margin.

The Company purchased interest rate protection in the form of interest rate swap agreements prior to borrowing any amounts under the HSH Credit Facility to secure it against fluctuations of LIBOR. Loans under the HSH Credit Facility may be prepaid in whole or in part, subject to the payment of certain prepayment fees and breakage costs. As of December 31, 2011, the Company had $520.0 million outstanding under the HSH Credit Facility, therefore it has no remaining borrowing capacity under this facility.

The Operating Partnership provides customary non-recourse carve-out guarantees under the HSH Credit Facility and limited guarantees with respect to the payment and performance of (i) certain tenant improvement and leasing commission obligations in the event the properties securing the loan fail to meet a combined occupancy requirement of at or above 85% and (ii) certain major capital repairs with respect to the properties securing the loans.  As of December 31, 2011, certain properties failed to meet this occupancy requirement.  See Note 12 – Commitments and Contingencies for additional details of the potential guaranty obligation.

The HSH Credit Facility provides that an event of default will exist if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The HSH Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance relating to covenants of the HSH Credit Facility as of December 31, 2011.

Additionally, HSH Nordbank has the right to have the properties serving as collateral under this facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, the Company must rebalance through making partial payment or providing additional collateral to eliminate such excess. During the fourth quarter of 2009, the Company made payments totaling $106.1 million to HSH Nordbank in order to rebalance the collateral for the properties under this facility.  In May 2011, the Company replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal.  As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the consolidated balance sheet.  If real estate values decline, the Company could be required to pay additional amounts to rebalance the collateral for the properties under this credit facility.

Secured Mortgage Facility with Metropolitan Life Insurance Company

On December 20, 2007, a subsidiary of the Operating Partnership entered into a credit agreement with Metropolitan Life Insurance Company (“Met Life”), which provided a secured credit facility to the borrower and certain of our subsidiaries (the “Met Life Credit Facility”), subject to certain borrowing limitations. As of December 31, 2011, the Company has $205.0 million outstanding related to two loans under the Met Life Credit Facility and there is no remaining capacity under this credit facility.

The Met Life Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of minimum loan-to- value and debt service coverage ratios. The Company is not aware of any instances of noncompliance relating to covenants of the Met Life Credit Facility as of December 31, 2011.

Additional Debt Secured by Investment Property

From time to time, the Company obtains mortgage financing for its properties outside of the credit facilities described above. Other than the exceptions described in the notes to the table above, these mortgages contain fixed rates of interest and are secured by the property to which they relate. These mortgage agreements contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance of covenants related to these agreements as of December 31, 2011.

The following table summarizes required principal payments on the Company’s outstanding notes payable for each of the years ended December 31, 2012 through December 31, 2016 and for the period thereafter (in thousands):

	Principal Payments due by Period
	2012	2013	2014	2015	2016	Thereafter
Notes Payable	$161,843	$458,758	$3,761	$22,294	$284,419	$410,083

7.  Derivative Instruments

The Company has several interest rate swap transactions with HSH Nordbank. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying balance sheets and changes in the fair value were recorded in gain (loss) on derivative instruments, net in the Company’s consolidated statements of operations (see Note 13 ─ Fair Value Disclosures for additional information).

The tables below provide additional information regarding each of the Company’s outstanding interest rate swaps (all amounts are in thousands except for interest rates):

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
August 1, 2006	August 1, 2016	$185,000	LIBOR	5.4575%
January 12, 2007	January 12, 2017	$98,000	LIBOR	4.8505%
May 1, 2007	May 1, 2017	$119,000	LIBOR	4.9550%
July 17, 2007	July 17, 2017	$48,000	LIBOR	5.5800%
July 24, 2007	July 24, 2017	$70,000	LIBOR	5.5800%

		Liability Derivatives
		Fair value as of December 31,
Derivatives not designated as hedging instruments for accounting purposes:		2011	2010
Interest rate swap contracts		$109,891	$85,301
Total derivatives		$109,891	$85,301

Gain (loss) on derivative instruments, net, includes the following for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
Gain (loss) on interest rate swaps (1)	$(24,590)	$(18,525)	$49,297
Loss on foreign currency swap (2)	-	(110)	-
Total	$(24,590)	$(18,635)	$49,297

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

8.  Distributions

With the authorization of its board of directors, the Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on the Company’s prior primary offering price of $10.08 per share).

With the authorization of its board of directors, the Company continued to declare distributions in the amount of $0.00138082 per share, per day through April 30, 2012, which represents an annual distribution rate of 6.5%, based on the Company’s estimated share value of $7.78, determined on May 24, 2011 (assuming the current distribution rate is maintained for a twelve-month period).

With respect to the $0.00138082 per share, per day distributions declared for July 2011 through April 2012, $0.00041425 of the per share, per day distributions were or will be designated by the Company as special distributions which represent a return of a portion of the shareholders’ invested capital and, as such, reduce their remaining investment in the Company. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to the Company’s shareholders.  The remaining 70% of our distributions was or will be paid from funds generated by the Company’s operations.

        The table below outlines the Company’s total distributions declared to shareholders and noncontrolling interests for years ended December 31, 2011, 2010 and 2009, respectively, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Shareholders			Noncontrolling Interests
Year Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2011	$64,734	$48,890	$113,624	$5,014
December 31, 2010	$64,165	$58,183	$122,348	$4,524
December 31, 2009	$62,365	$66,838	$129,203	$4,065

9.  Related Party Transactions

     The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Securities, Inc. (the “Dealer Manager”) for each of the years ended December 31, 2011, 2010 and 2009 and amounts outstanding as of December 31, 2011 and 2010. A description of each of the fees included in the table follows. All amounts are in thousands:

	Incurred for the Year Ended December 31,			Unpaid as of December 31,
Type and Recipient	2011	2010	2009	2011	2010
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership	$3,635	$15,490	$12,424	$76,968	$73,333

Due to Affiliates
Selling Commissions & Dealer Manager Fee – the Dealer Manager	$-	$118	$21,467	$-	$-
Issuer Costs - the Advisor	73	163	-	19	9
Acquisition Fee – the Advisor	-	-	1,160	-	-
Asset Management Fee – the Advisor	12,538	15,054	14,400	2,519	3,759
Disposition Fee - the Advisor (1)	-	1,410	-	-	-
Debt Financing Fee – the Advisor	410	650	242	410	-
Other - The Advisor (2)	3,931	3,913	2,971	700	785
Property Management Fee – Hines	6,819	7,373	7,839	(29)	12
Leasing Fee – Hines	3,097	2,686	1,339	1,525	958
Tenant Construction Management Fees – Hines	29	20	55	13	15
Re-development Construction Management Fees – Hines	-	-	11	-	-
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	16,432	17,163	17,016	666	633
Due to Affiliates				$5,823	$6,171

(1)	This fee was paid in connection with the disposition of Distribution Parks Araucaria, Elouveira and Vinhedo. See Note 4 – Discontinued Operations for additional information.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses. These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

Issuer Costs

The Company commenced the Third Offering on July 1, 2008. The Third Offering expired on June 30, 2010 (for all states other than Florida which expired on December 31, 2010). As of December 31, 2010, the Advisor had incurred $25.0 million of organizational and offering costs related to the Third Offering. Pursuant to the terms of the advisory agreement in effect from the beginning of the Third Offering through June 30, 2010, the Company was not obligated to reimburse the Advisor for organizational and offering costs related to the Third Offering. Additionally, the Advisor is not a shareholder of the Company. Accordingly, no such amounts were recorded in the accompanying consolidated financial statements.

On July 1, 2010, the Company executed a new advisory agreement (the “Advisory Agreement”) with the Advisor. Pursuant to the terms of the Advisory Agreement, the Company agreed to reimburse the Advisor for any issuer costs that it pays on the Company’s behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Advisory Agreement was renewed for an additional one year term on June 30, 2011. For the years ended December 31, 2011 and 2010, issuer costs incurred by the Advisor on the Company’s behalf were not significant.

Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. Prior to July 1, 2011, the asset management fees were earned by the Advisor monthly in an amount equal to 0.0625% of the net equity capital the Company has invested in real estate investments as of the end of each month.  For the period July 1, 2011 through December 31, 2012, our Advisor has agreed to waive a portion of its monthly cash asset management fee such that the fee will be reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we have invested in real estate investments as of the end of each month. Asset management fees are expensed in the consolidated statements of operations and unpaid amounts are included in due to affiliates in the consolidated balance sheets.

Debt Financing Fee– The Company pays financing fees to the Advisor for services related to identifying and evaluating potential financing and refinancing sources, negotiating and executing financing agreements and monitoring the debt facilities. These fees are equal to 1.0% of the amount (i) obtained under any property loan or (ii) made available to the Company under any other debt financing. As the Company incurs the financing fees payable to the Advisor, these fees will be deferred and amortized into interest expense using a straight-line method, which approximates the effective interest method, over the life of the related debt.  In the case of a debt modification, the Company will expense the financing fees payable to the Advisor as incurred.

Reimbursement by the Advisor to the Company — The Advisor must reimburse the Company quarterly for any amounts by which operating expenses exceed, in any four consecutive fiscal quarters, the greater of (i) 2.0% of the Company’s average invested assets, which consists of the average book value of its real estate properties, both equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, or (ii) 25.0% of its net income (as defined by the Company’s Amended and Restated Articles of Incorporation), excluding the gain on sale of any of the Company’s assets, unless Hines REIT’s independent directors determine that such excess was justified. Operating expenses generally include all expenses paid or incurred by the Company as determined by generally accepted accounting principles, except certain expenses identified in Hines REIT’s Amended and Restated Articles of Incorporation. For the years ended December 31, 2011, 2010 and 2009, the Company did not exceed this limitation.

Dealer Manager Agreement

The Company retained an affiliate of the Advisor to serve as Dealer Manager for its public offerings. The dealer manager agreement for the Third Offering provided for selling commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which was reallowed to participating broker dealers, and no selling commissions related to shares issued pursuant to the dividend reinvestment plan. It also provided for a dealer manager fee equal to up to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which was reallowed to participating broker dealers. Selling commissions and dealer manager fees were offset against additional paid-in capital in the accompanying consolidated statements of equity. The Company terminated the Third Offering effective January 1, 2010.

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

•
The Company is generally required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel who are located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’s duties under the agreement. However, the reimbursable cost of these off-site personnel and overhead expenses will be limited to the lesser of the amount that is recovered from the tenants under their leases and/or a limit calculated based on the rentable square feet covered by the agreement. These costs, net of payments, resulted in liabilities which have been included in due to affiliates in the consolidated balance sheets.

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership. The number of units underlying the Participation Interest increases on a monthly basis in relation to the portion of any asset management fees or acquisition fees that is paid through equity units rather than cash.  The limited partnership interest in the Operating Partnership attributable to the Participation Interest was 4.1% and 3.4% as of December 31, 2011 and December 31, 2010, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution. The Company recorded a liability related to the Participation Interest in the accompanying consolidated balance sheets based on the estimated settlement value of this ownership interest which is remeasured to fair value at each balance sheet date. See Note 13 ─ Fair Value Disclosures for additional information.

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

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Change in other assets	$(544)	$(708)	$(275)
Change in tenant and other receivables	(7,761)	(5,583)	(5,763)
Change in deferred leasing costs	(51,679)	(59,623)	(10,380)
Change in accounts payable and accrued expenses	(7,947)	17,027	(14,115)
Change in participation interest liability	3,635	15,490	12,424
Change in other liabilities	(102)	(853)	(3,689)
Change in due to affiliates	(337)	(4,814)	1,803
Changes in assets and liabilities	$(64,735)	$(39,064)	$(19,995)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$81,191	$87,642	$85,665
Cash paid for income taxes	$1,203	$1,875	$3,068
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$30,215	$29,426	$33,892
Distributions reinvested	$49,603	$62,045	$67,692
Loan transferred upon disposition of investment property	$199,278	-	-

12.  Commitments and Contingencies

On July 1, 2010, Deloitte LLP (“Deloitte”) signed a lease renewal for its space in JPMorgan Chase Tower, an office property located in Dallas, Texas. In connection with this renewal, the Company committed to fund $18.1 million of construction costs related to Deloitte’s expansion and refurbishment of its space, to be paid in future periods. As of December 31, 2011, $4.6 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

The HSH pooled mortgage facility credit agreement requires that the properties financed by this facility maintain a combined occupancy at or above 85%.  As of December 31, 2011, certain properties failed to meet this occupancy requirement.  As a result, the facility’s limited payment guaranty to which the Company is a party has been triggered, requiring the Company to commit to fund a property leasing guaranty in an amount that would be required to increase the occupancy of all individual borrowing base assets to 90%.   As of December 31, 2011, the Company believes the amount of this potential guaranty obligation is approximately $10.8 million.  This guaranty will be discharged once the portfolio achieves a combined occupancy greater than or equal to 85% or once all outstanding payments of interest and principal are paid in full.  No liability was recorded in relation to this guaranty as the Company believes the probability of performing under this guaranty is remote.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments

As indicated previously in Note 7 ─ Derivative Instruments, the Company has several interest rate swap transactions with HSH Nordbank. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of these contracts as cash flow hedges for accounting purposes.

The Company records liabilities related to the fair values of its interest rate swap contracts. The valuation of these instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of our interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads related to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2011 and 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2011 and 2010 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the consolidated balance sheet. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

			Basis of Fair Value Measurements
Description	Fair Value		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2011	$(109,891)	$	−	$(109,891)	$	−
December 31, 2010	$(85,301)	$	−	$(85,301)	$	−

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

On September 14, 2010, the Company sold the land parcel and recorded an additional impairment charge of approximately $811,000 in the period of sale based on the net sales price. The impairment charges for both periods are included in other losses, net in the accompanying consolidated statements of operations. The tables below include additional information regarding the impairment charges of the land parcel (in thousands):

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Items	Inputs	Inputs	Impairment
During the year ended	of Assets	(Level 1)	(Level 2)	(Level 3)	Loss
December 31, 2011	$ —	$ —	$ —	$ —	$ —
December 31, 2010	$ —	$ —	$ —	$ —	$811
December 31, 2009	$12,770	$ —	$ —	$ —	$3,441

 Other Items

Participation Interest

       The Company recorded a liability related to the Participation Interest based on the estimated settlement value of this ownership interest in the accompanying consolidated balance sheets which is remeasured at fair value at each balance sheet date. The fair value of the Operating Partnership interest underlying the Participation Interest liability is determined based on the related redemption price in place as of each balance sheet date. Adjustments required to record this liability at fair value are included in asset management and acquisition fees in the accompanying consolidated statements of operations.

On May 24, 2011, the Company’s board of directors established an estimated value per share and per share redemption price of $7.78, which was reduced from the prior redemption price of $9.15. As a result, the fair value of the Participation Interest liability was reduced by $12.2 million, resulting in a reduction of the asset management fee expense for the period ending June 30, 2011.  There was not a subsequent change in share price in the second half of 2011 and, therefore no additional fair value adjustment of the Participation Interest liability for the period July 1, 2011 through December 31, 2011.  See Note 9 – Related Party Transactions – The Participation Interest for additional information.

Other Financial Instruments

As of December 31, 2011, management estimated that the fair value of notes payable, which had a carrying value of $1.3 billion, was $1.3 billion. As of December 31, 2010, management estimated that the fair value of notes payable, which had a carrying value of approximately $1.5 billion, was $1.5 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

The Company’s indirect investments are accounted for using the equity method of accounting. As such, the activities of these investments are reflected in investments in unconsolidated entities in the consolidated balance sheets and equity in earnings (losses) of unconsolidated entities, net in the consolidated statements of operations.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s income or loss, as applicable. "Corporate-Level Accounts" includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments. Further, certain amounts related to corporate-level accounts were reclassified in the reconciliation of property revenues in excess of expenses for the year ended December 31, 2009 to be consistent with the presentation for the year ended December 31, 2010 and 2011.

	Year Ended December 31,
	2011	2010	2009

Total property revenue
Office properties	$272,727	$286,092	$312,412
Domestic industrial properties	5,605	4,453	4,480
Total segment property revenues	$278,332	$290,545	$316,892

Property revenues in excess of expenses (1)
Office properties segment (1)	$156,803	$168,540	$186,425
Domestic industrial properties segment (1)	4,673	3,489	3,507
Total segment property revenues in excess of expenses	$161,476	$172,029	$189,932

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of domestic office properties	$(7,529)	$2,705	$(11,049)
Equity in earnings of domestic retail properties	(9)	287	129
Equity in earnings of international industrial properties	2,400	2,521	2,143
Equity in earnings (losses) of unconsolidated entities, net	$(5,138)	$5,513	$(8,777)

Total assets		December 31, 2011	December 31, 2010
Office properties		$2,303,433	$2,592,579
Domestic industrial properties		39,605	41,650
Investment in unconsolidated entities -
Office properties		260,990	275,372
Domestic retail properties		59,904	66,123
International industrial properties		28,092	32,303
Corporate-level accounts (2)		219,988	141,989
Total assets		$2,912,012	$3,150,016

	Year Ended December 31,
	2011	2010	2009
Reconciliation to net income (loss)
Total segment property revenues in excess of expenses	$161,476	$172,029	$189,932
Asset management and acquisition fees	(16,173)	(30,544)	(27,984)
General and administrative	(6,740)	(6,925)	(6,108)
Depreciation and amortization	(92,518)	(102,012)	(111,255)
Other losses	-	(802)	(3,441)
Gain (loss) on derivative instruments, net	(24,590)	(18,525)	49,297
Interest expense	(81,207)	(80,889)	(82,371)
Interest income	514	270	401
Provision for income taxes	(494)	(543)	(550)
Equity in (earnings) losses of unconsolidated entities, net	(5,138)	5,513	(8,777)
Income from discontinued operations, net of tax	108,784	27,045	6,929
Gain on sale of real estate	-	-	612
Net income (loss)	$43,914	$(35,383)	$6,685

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

15. Quarterly Financial Data (unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2011 (in thousands except per share information):

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Revenues	$68,907	$71,640	$68,495	$69,290
Equity in earnings (losses) of unconsolidated entities, net	(1,826)	(19,299)	17,594	(1,607)
Income from discontinued operations	876	107,908	-	-
Net income (loss) attributable to common shareholders	(10,433)	79,465	(19,839)	(10,293)
Income (loss) per common share
Basic and diluted	(0.05)	0.35	(0.09)	(0.04)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2010 (in thousands except per share information):

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Revenues	$74,059	$69,237	$75,439	$71,810
Equity in losses of unconsolidated entities, net	(1,718)	11,297	(2,157)	(1,909)
Income from discontinued operations (1)	6,386	18,878	791	990
Net income (loss) attributable to common shareholders	(14,065)	(9,624)	(29,369)	13,151
Income (loss) per common share
Basic and diluted	(0.06)	(0.04)	(0.13)	0.05

(1) The Company disposed of one property during 2011, which it acquired in February 2007. As a result, certain adjustments have been made to the financial data for each quarter during the year ended December 31, 2010.

* * * * *

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2011 was based on the framework for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2011, our system of internal control over financial reporting was effective at the reasonable assurance level.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm  regarding control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of section 404 (b) of the Sarbanes-Oxley Act.

March 30, 2012

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2012.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2012.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2012.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Real Estate Investment Trust, Inc.
Consolidated Financial Statements — as of December 31, 2011 and 2010 and for Each of the Three Years in the Period Ended December 31, 2011
Report of Independent Registered Public Accounting Firm	54
Audited Consolidated Financial Statements
Consolidated Balance Sheets	55
Consolidated Statements of Operations and Comprehensive Income (Loss)	56
Consolidated Statements of Equity	57
Consolidated Statements of Cash Flows	58
Notes to Consolidated Financial Statements	59
Hines US Core Office Fund LP
Consolidated Financial Statements — as of December 31, 2011 and 2010 and for Each of the Three Years in the Period Ended December 31, 2011
Independent Auditor’s Report	86
Audited Consolidated Financial Statements
Consolidated Balance Sheets	87
Consolidated Statements of Operations	88
Consolidated Statements of Equity	89
Consolidated Statements of Cash Flows	90
Notes to Consolidated Financial Statements	91
HCB II River LLC
Consolidated Financial Statements — as of December 31, 2011 (unaudited),
     2010 (unaudited), and for Each of the Two Years in the Period Ended December 31, 2011 (unaudited)
     and the Year Ended December 31, 2009

Report of Independent Registered Public Accounting Firm	107
Audited and Unaudited Consolidated Financial Statements
Consolidated Balance Sheets	108
Consolidated Statements of Operations	109
Consolidated Statements of Members’ Equity	110
Consolidated Statements of Cash Flows	111
Notes to Consolidated Financial Statements	112

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

* * * * * *

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Hines US Core Office Fund LP
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines US Core Office Fund LP and subsidiaries (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines US Core Office Fund LP and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

March 30, 2012

HINES US CORE OFFICE FUND LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
(In thousands)

	2011	2010
ASSETS

Investment property — net	$2,973,537	$3,265,193
Cash and cash equivalents	213,648	131,353
Restricted cash	52,076	19,107
Tenant and other receivables — net	104,784	106,214
Deferred financing costs — net	6,334	9,332
Deferred leasing costs — net	387,168	242,834
Intangible lease assets — net	240,241	339,300
Prepaid expenses and other assets	35,310	8,711

TOTAL ASSETS	$4,013,098	$4,122,044

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued expenses	$199,867	$142,410
Due to affiliates	17,587	8,408
Intangible lease liabilities — net	26,176	35,521
Other liabilities	40,910	68,142
Distributions payable	10,971	1,882
Dividends and distributions payable to redeemable noncontrolling interests	3,073	4,559
Notes payable — net	2,227,090	2,463,920

Total liabilities	2,525,674	2,724,842

Commitments and contingencies (See note 14)

Redeemable noncontrolling interests	411,768	454,036

Partners’ equity	925,403	943,166
Noncontrolling interest	150,253	-

Total equity	1,075,656	943,166

TOTAL LIABILITIES AND EQUITY	$4,013,098	$4,122,044

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands)

	2011	2010	2009
Revenues:
Rental revenues	$396,648	$401,887	$429,289
Other revenues	31,657	29,959	30,131

Total revenues	428,305	431,846	459,420

Expenses:
Depreciation and amortization	140,934	151,265	167,664
Property operating expenses	107,560	105,985	106,108
Real property taxes	71,156	65,246	79,334
Property management fees	10,796	10,961	10,870
General and administrative	9,761	9,184	10,908
Impairment loss	101,057	-	-

Total expenses	441,264	342,641	374,884

(Loss) income from continuing operations before interest income, interest expense, loss on derivative instruments and income
tax expense	(12,959)	89,205	84,536

Interest income	99	222	343
Interest expense	(128,095)	(133,522)	(129,762)
Loss on derivative instruments	(296)	-	-

Loss from continuing operations before income tax expense	(141,251)	(44,095)	(44,883)

Income tax expense	(425)	(406)	(717)

Loss from continuing operations	(141,676)	(44,501)	(45,600)

Income from discontinued operations	2,770	8,073	6,967
Gain on sale of discontinued operations	114,114	106,830	-

Net (loss) income	(24,792)	70,402	(38,633)

Less (income) loss allocated to redeemable noncontrolling interests	(1,554)	(60,266)	1,645

Less income allocated to noncontrolling interests	(196)	-	-

Net (loss) income attributable to partners	$(26,542)	$10,136	$(36,988)

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands)

	Managing		Total			Redeemable
	General	Other	Partners'	Noncontrolling	Total	Noncontrolling
	Partner	Partners	Equity	Interests	Equity	Interests

BALANCE — January 1, 2009	$791	$934,750	$935,541	$-	$935,541	$487,692
Contributions	-	-	-	-	-	4,967
Distributions	(9)	(8,919)	(8,928)	-	(8,928)	(21,811)
Net loss	(37)	(36,951)	(36,988)	-	(36,988)	(1,645)

BALANCE — December 31, 2009	745	888,880	889,625	-	889,625	469,203
Contributions	59	59,116	59,175	-	59,175	3,822
Distributions	(13)	(13,387)	(13,400)	-	(13,400)	(79,255)
Net income	10	10,126	10,136	-	10,136	60,266
Other	-	(2,370)	(2,370)	-	(2,370)	-

BALANCE — December 31, 2010	801	942,365	943,166	-	943,166	454,036
Contributions	-	-	-	490	490	3,979
Distributions	(26)	(25,174)	(25,200)	-	(25,200)	(53,831)
Net income (loss)	(27)	(26,515)	(26,542)	196	(26,346)	1,554
Sale of noncontrolling limited partner interest in subsidiary	34	33,459	33,493	149,567	183,060	6,870
Other	-	486	486	-	486	(840)
BALANCE — December 31, 2011	$782	$924,621	$925,403	$150,253	$1,075,656	$411,768

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands)

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,792)	$70,402	$(38,633)
Adjustments to reconcile net (loss) income to net cash from
operating activities:
Depreciation and amortization	183,342	187,630	209,547
Impairment loss	101,057	-	-
Gain on sale of investment property	(114,114)	(106,830)	-
Loss on derivative instruments	296	-	-
Changes in assets and liabilities:
Tenant and other receivables	(15,274)	(4,572)	(13,891)
Deferred leasing costs	(220,371)	(92,814)	(89,454)
Prepaid expenses and other assets	(341)	1,226	242
Accounts payable and accrued expenses	74,257	10,048	38,795
Due to affiliates	6,688	585	3,316
Other liabilities	2,205	3,993	1,386
Net cash from operating activities	(7,047)	69,668	111,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in investment property	(25,268)	(14,258)	(26,553)
Proceeds from sale of investment property	325,363	133,904	-
Increase in restricted cash	(32,969)	(7,587)	(1,879)
Increase in other assets	(32,343)	-	-
Net cash from investing activities	234,783	112,059	(28,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	-	59,175	-
Contributions from redeemable noncontrolling interests	3,979	3,822	4,967
Contributions from noncontrolling interests	490	-	-
Distributions to partners	(16,111)	(13,736)	(23,284)
Dividends and distributions to redeemable noncontrolling interests	(55,317)	(84,092)	(22,707)
Payment of accrued redemption of partnership interest	(30,000)	-	-
Cash proceeds from sale of noncontrolling limited partner
interest in subsidiary	189,930	-	-
Proceeds from notes payable	116,200	150,500	42,623
Repayments of notes payable	(354,312)	(256,612)	(95,899)
Payments of retainage amounts	-	(392)	(3,648)
Increase (decrease) in security deposit liabilities	1,154	490	(509)
Additions to deferred financing costs	(1,100)	(5,606)	(356)
Other	(354)	(2,370)	-
Net cash from financing activities	(145,441)	(148,821)	(98,813)

NET CHANGE IN CASH AND CASH EQUIVALENTS	82,295	32,906	(15,937)

CASH AND CASH EQUIVALENTS — Beginning of year	131,353	98,447	114,384

CASH AND CASH EQUIVALENTS — End of year	$213,648	$131,353	$98,447

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines US Core Office Fund LP (the “Partnership”) was organized in August 2003 as a Delaware limited partnership by affiliates of Hines Interests Limited Partnership (“Hines”) for the purpose of investing in existing office properties (“Properties”) in the United States. The Partnership and its subsidiaries are collectively referred to herein as the “Fund”.  The managing general partner is Hines US Core Office Capital LLC (“Capital”), an affiliate of Hines.  The remaining investors are primarily U.S. and foreign institutional investors. As of December 31, 2011, the Partnership owned indirect interests in office properties as follows:

Property	Location	Acquisition Date	Square Feet	% Leased	Effective Ownership by the Partnership as of December 31, 2011 (1)
			(Unaudited)	(Unaudited)
One Atlantic Center	Atlanta, Georgia	July 2006	1,100,312	90%	82.5%
333 West Wacker	Chicago, Illinois	April 2006	857,617	72	65.9
One North Wacker	Chicago, Illinois	March 2008	1,373,754	93	42.1
One Shell Plaza	Houston, Texas	May 2004	1,230,395	99	41.3
Two Shell Plaza	Houston, Texas	May 2004	565,573	95	41.3
425 Lexington Avenue	New York, New York	August 2003	700,034	100	40.6
499 Park Avenue	New York, New York	August 2003	295,578	91	40.6
Riverfront Plaza	Richmond, Virginia	November 2006	951,616	97	82.5
525 B Street	San Diego, California	August 2005	449,180	78	82.5
The KPMG Building	San Francisco, California	September 2004	379,328	96	82.5
101 Second Street	San Francisco, California	September 2004	388,370	96	82.5
720 Olive Way	Seattle, Washington	January 2006	300,710	85	65.9
1200 Nineteenth Street	Washington, D.C.	August 2003	337,486	83	40.6
Warner Center	Woodland Hills, California	October 2006	808,274	90	65.9
Douglas Corporate Center	Sacramento, California	May 2007	214,606	88	65.9
Johnson Ranch Corporate Centre	Sacramento, California	May 2007	179,990	41	65.9
Roseville Corporate Center	Sacramento, California	May 2007	111,418	69	65.9
Summit at Douglas Ridge	Sacramento, California	May 2007	185,128	74	65.9
Olympus Corporate Centre	Sacramento, California	May 2007	193,178	51	65.9
Wells Fargo Center	Sacramento, California	May 2007	502,365	92	65.9
Charlotte Plaza	Charlotte, North Carolina	June 2007	625,026	75	82.5
Carillon	Charlotte, North Carolina	July 2007	472,938	76	82.5
Renaissance Square	Phoenix, Arizona	December 2007	965,508	75	82.5
			13,188,384	87

(1)
This percentage shows the Partnership’s effective ownership interest in the applicable operating companies (“Companies”) that own the Properties.  The Partnership holds an indirect ownership interest in the Companies through its investments in (1) Hines NY Core Office Trust (“NY Trust”) (40.6% at December 31, 2011) and Hines US Core Office Trust (“Core Office Trust”) (99.9% at December 31, 2011).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Basis of Presentation — The consolidated financial statements include the accounts of the Partnership, as well as the accounts of entities over which the Partnership exercises financial and operating control. All intercompany balances and transactions have been eliminated in consolidation.

The Partnership evaluates the need to consolidate joint ventures in accordance with GAAP.  Joint ventures are evaluated to determine whether or not the investment qualifies as a variable interest entity (“VIE”).  If the investment qualifies as a VIE, an analysis is then performed to determine if the Partnership is the primary beneficiary of the VIE by analyzing if the Partnership has both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  The Partnership also considers the rights and decision making abilities of each holder of variable interests.  The Partnership will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Partnership will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. As of December 31, 2011, the Partnership has no interests in VIEs or unconsolidated interests in joint ventures.

Management has evaluated subsequent events through March 30, 2012, which is the date the consolidated financial statements were issued.

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

Real estate assets are reviewed each reporting period for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.  Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Fund believes are similar to those used by market participants.  An impairment loss related to five properties located in the suburban area of Sacramento, California totaling $101.1 million was recognized for the year ended December 31, 2011.  No impairment loss was recorded for the years ended December 31, 2010 or 2009.  The determination of whether a property investment is impaired requires a significant amount of judgment by management at the time of the evaluation.  If market conditions deteriorate or if management’s plans for certain properties change, additional impairments could be required in the future.  (See Note 12 — Fair Value Disclosures – Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis – Impairment of Investment Property)

Cash and Cash Equivalents — The Fund defines cash and cash equivalents as cash on hand and investment instruments with original maturities of three months or less.

Restricted Cash — Restricted cash consists of tenant security deposits and escrow deposits held by lenders for property taxes, tenant improvements and leasing commissions. Substantially all restricted cash is invested in demand or short-term instruments.

Tenant and Other Receivables — Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of an allowance for doubtful accounts of $2.9 million and $3.2 million at December 31, 2011 and 2010, respectively.

Deferred Financing Costs — Deferred financing costs consist of direct costs incurred in obtaining the notes payable (see Note 6). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the term of the notes. For the years ended December 31, 2011, 2010, and 2009, $4.1 million, $3.6 million, and $6.5 million, respectively, was amortized into interest expense. Deferred financing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $13.2 million and $9.6 million at December 31, 2011 and 2010, respectively.

Deferred Leasing Costs — Direct leasing costs, primarily third-party leasing commissions and tenant incentives, are capitalized and amortized over the life of the related lease. Tenant incentive amortization was $25.5 million, $16.4 million, and $10.7 million for the years ended December 31, 2011, 2010, and 2009, respectively, and was recorded as a reduction of rental revenue. Amortization expense related to other direct leasing costs for the years ended December 31, 2011, 2010, and 2009, was $9.5 million, $7.6 million, and $6.5 million, respectively. Deferred leasing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $71.6 million and $58.7 million at December 31, 2011 and 2010, respectively.

Revenue Recognition — The Fund recognizes rental revenue on a straight-line basis over the life of the lease, including the effect of rent holidays, if any. Straight-line rent receivable in the amount of $94.5 million and $99.2 million as of December 31, 2011 and 2010, respectively, consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement date over the remaining term of the related leases and the tenants’ actual rents due under the leases and is included in tenant and other receivables, net, in the consolidated balance sheets. Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when the Fund has satisfied all obligations under the lease agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes — The Fund is subject to the State of Texas “margin tax”, which covers legal entities, including limited partnerships, doing business in Texas.  Currently, the Fund owns an interest in two properties located in Texas.  As of December 31, 2011 and 2010, the Fund had no significant temporary differences, tax credits or net operating loss carry-forwards.

No provision for income taxes, other than described above, is made in the accounts of the Fund since such taxes are liabilities of the partners and depend upon their respective tax situations.  The Fund does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redeemable Noncontrolling Interests — Redeemable noncontrolling interests are comprised of future obligations of the Fund, which allow the holders of the noncontrolling interest to require the Fund to purchase their interest.  The Fund classifies the redeemable noncontrolling interests as temporary equity that is measured at initial fair value and adjusted for the noncontrolling interests’ share of net income or loss.  If the redemption value becomes fixed, redeemable noncontrolling interests are then classified as liabilities and measured at redemption value.  See Note 9 – Governing Agreements and Investor Rights.

Concentration of Credit Risk — At December 31, 2011 and 2010, the Fund had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.   Management regularly monitors the financial stability of these financial institutions and believes that the Fund is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Reclassification — The Fund sold Three First National Plaza located in Chicago, Illinois on August 26, 2011 and reclassified the results of operations for this Property as discontinued operations in the consolidated statements of operations for all periods presented.  In addition, the Fund sold 600 Lexington Avenue located in New York, New York during 2010 and reclassified the results of operations for this Property as discontinued operations in the consolidated statements of operations for the years ended December 31, 2010 and 2009.  See Note 4 – Discontinued Operations for additional information.

Recent Accounting Pronouncements — In May 2011, the FASB issued guidance on fair value measurements.  This guidance results in a consistent definition of fair value and common requirements for measurement of and expanded disclosure about fair value between GAAP and International Financial Reporting Standards.  The adoption of this guidance is effective prospectively for interim and annual periods beginning after December 15, 2011 and is not expected to have a material effect on the classification or measurement of fair value in the Fund’s financial statements but is expected to result in additional disclosure.

In December 2011, the FASB issued guidance to resolve the diversity in practice about whether the derecognition criteria for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt.  This guidance is effective for interim and annual periods beginning after December 15, 2013 and is not expected to have a material effect on the Fund’s financial statements.

In December 2011, the FASB issued guidance on disclosures about offsetting assets and liabilities.  This guidance results in enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45.  The adoption of this guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods.  The adoption of this guidance is not expected to have a material effect on the Fund’s financial statements.

3.   REAL ESTATE INVESTMENTS

Investment property consisted of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Buildings and improvements	$2,766,865	$2,948,630
Less accumulated depreciation	(374,394)	(322,524)
Buildings and improvements, net	2,392,471	2,626,106
Land	581,066	639,087
Investment property, net	$2,973,537	$3,265,193

         As of December 31, 2011, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$514,483	$154,955	$67,363
Less accumulated amortization	(324,828)	(104,369)	(41,187)
Net	$189,655	$50,586	$26,176

       As of December 31, 2010, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$589,717	$177,847	$76,983
Less accumulated amortization	(324,359)	(103,905)	(41,462)
Net	$265,358	$73,942	$35,521

In-place leases are amortized to amortization expense over the remaining lease terms.  Amortization expense was $60.6 million, $77.8 million, and $100.7 million for in-place leases for the years ended December 31, 2011, 2010, and 2009, respectively.  Out-of-market leases are amortized as adjustments to rental revenue over the remaining lease terms.  Amortization of out-of-market leases, net, was a decrease to rental revenue of $6.4 million, $5.9 million, and $9.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the next five years is as follows (in thousands):

Years Ending December 31,	In-Place Leases	Out-of-Market Leases — Net

2012	$44,547	$6,714
2013	29,691	1,010
2014	24,403	1,914
2015	17,497	1,717
2016	14,327	2,237

4.   DISCONTINUED OPERATIONS

On May 20, 2010, the Fund sold 600 Lexington Avenue, an office property located in New York, New York, which it acquired in February 2004.  The contract sales price was $193.0 million and net book value was $79.1 million as of May 20, 2010.

On August 26, 2011, the Fund sold Three First National Plaza, an office property located in Chicago, Illinois, which it acquired in March 2005.  The contract sales price was $344.0 million and net book value was $220.5 million as of August 26, 2011.

The combined results of operations of 600 Lexington Avenue and Three First National Plaza for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009

Revenues:
Rental revenue	$26,202	$47,068	$60,971
Other revenue	1,260	1,835	2,418
Total revenue	27,462	48,903	63,389

Expenses:
Depreciation and amortization	5,113	9,150	14,281
Property operating expenses	7,757	13,192	15,824
Real property taxes	7,069	9,868	15,379
Property management fees	737	1,320	1,635
General and administrative	171	188	190
Total expenses	20,847	33,718	47,309

Income from discontinued operations
before interest income and interest expense	6,615	15,185	16,080

Interest income	8	6	32
Interest expense	(3,853)	(7,118)	(9,145)

Income from discontinued operations	$2,770	$8,073	$6,967

 5.  SALE OF 49% LIMITED PARTNER INTEREST IN ONE NORTH WACKER

On December 9, 2011, the Fund sold a 49% noncontrolling limited partner interest in the subsidiary that owns One North Wacker, an office building located in Chicago, Illinois, which it acquired in March 2008.  This transaction was accounted for as an equity transaction as the Fund retained control of the subsidiary.

 6.   NOTES PAYABLE

The Fund’s notes payable at December 31, 2011 and 2010, consist of the following (in thousands):

Description	Interest Rate as of December 31, 2011		Maturity Date	2011	2010
MORTGAGE DEBT
Secured Nonrecourse Fixed Rate Mortgage Loans:
Bank of America/Connecticut General Life Insurance:
425 Lexington Avenue, 499 Park Avenue, 1200 Nineteenth Street
Note A1	4.7752%		9/1/2013	$160,000	$160,000
Note A2	4.7752		9/1/2013	104,600	104,600
Note B	4.9754		9/1/2013	51,805	51,805
Prudential Mortgage Capital Company Note A —
One Shell Plaza/Two Shell Plaza	4.6400		6/1/2014	126,585	128,811
Prudential Mortgage Capital Company Note B —
One Shell Plaza/Two Shell Plaza	5.2900		6/1/2014	61,221	62,184
Nippon Life Insurance Companies — The KPMG Building	5.1300		9/20/2014	80,000	80,000
The Northwestern Mutual Life Insurance
Company — Three First National Plaza	4.6700		4/1/2012	-	126,900
NLI Properties East, Inc. — 525 B Street	4.6900		8/7/2012	-	52,000
The Northwestern Mutual Life Insurance Company — 525 B Street	4.1300		9/1/2018	62,000	-
Prudential Insurance Company of America — 720 Olive Way	5.3200		2/1/2016	42,400	42,400
Prudential Insurance Company of America — 333 West Wacker	5.6600		5/1/2016	124,000	124,000
Prudential Insurance Company of America — One Atlantic Center	6.1000		8/1/2016	141,000	168,500
Bank of America, N.A. — Warner Center	5.6280		10/1/2016	174,000	174,000
Metropolitan Life Insurance Company — Riverfront Plaza	5.2000		6/1/2012	135,900	135,900
Bank of America, N.A. — Wells Fargo Center, Roseville Corporate Center,
Summit at Douglas Ridge, Olympus Corporate
Centre, Johnson, Ranch Corporate Centre
Note A1	5.5585		5/1/2017	163,950	163,950
Note A2	5.5125		5/1/2014	18,650	18,650
Note A3	5.4545		5/1/2012	54,650	54,650
KeyBank National Association — Douglas Corporate Center	5.4270		6/1/2014	36,000	36,000
Metropolitan Life Insurance Company — Charlotte Plaza	6.0200		8/1/2012	97,500	97,500
Metropolitan Life Insurance Company — Carillon	6.0200		8/1/2012	78,000	78,000
Bank of America, N.A. — One Renaissance Square	5.1325		4/1/2012	103,600	103,600
Principal Commercial Funding LLC — Two Renaissance Square	5.1400		4/1/2012	85,200	85,200
Goldman Sachs — One North Wacker	5.1345		11/1/2012	159,503	162,853
TIAA — One North Wacker	5.5620		11/1/2012	39,875	40,714
				2,100,439	2,252,217
Secured Nonrecourse Variable Rate Mortgage Loan:
Westdeutsche Immobilienbank AG - 101 Second Street	3.47022 (LIBOR + 3.20%)	(1)	4/8/2015	75,000	75,000

REVOLVING CREDIT FACILITIES
KeyBank National Association — NY Core Office Trust	1.3000		12/19/2012	51,608	44,308
KeyBank National Association — US Core Office Properties	5.5000		10/29/2012	-	93,635
Total				$2,227,047	$2,465,160

Footnote:

(1)	On August 9, 2011, the Fund entered into an interest rate swap agreement, which effectively fixed the interest rate at 4.16% (see Note 7 – Derivative Instruments).

The mortgage notes described above require monthly interest-only payments, except the mortgage loans at One Shell Plaza/Two Shell Plaza, which require monthly interest only payments for the first five years and payments of principal and interest on a 30-year amortization schedule for years six through ten of its ten-year term; One North Wacker, which requires monthly payments of principal and interest on a 30-year amortization schedule; 101 Second Street, which requires monthly interest only payments for the first three years and payments of principal and interest on a 30-year amortization schedule for years four through five of its five-year term; and 525 B Street, which requires monthly interest only payments for the first two years and payments of principal and interest on a 28-year amortization schedule for years three through seven of its seven-year term.  Prepayment of the mortgage notes principal balance is permitted with payment of a premium.  Each mortgage note is secured by a mortgage on the related property, the leases on the related property, and the security interest in personal property located on the related property.

On September 1, 2011, the Fund entered into a mortgage loan agreement at 525 B Street with Northwestern Mutual Life Insurance Company totaling $62.0 million.  The proceeds from the loan were used to pay off the original mortgage loan of $52.0 million, which was set to mature on August 7, 2012.  The loan has a seven-year term and bears interest at a fixed rate of 4.13%.  Payments of interest only are due monthly for the first two years and payments of principal and interest on a 28-year amortization schedule for years three through seven of its seven-year term.  The mortgage note is secured by a mortgage on the related property, the leases on the related property and the security interest in personal property located on the related property.

By April 1, 2012, the Fund expects to execute a discounted pay-off agreement with the lender at One Renaissance Square to release the Fund from all outstanding debt and obligations, including the outstanding principal balance of $103.6 million, at a discounted amount of $89.3 million.  The payment will be made from cash on hand, and the Fund will be released from the obligation.

By April 1, 2012, the Fund expects to execute a forbearance agreement with the lender at Two Renaissance Square related to the mortgage loan that matures April 1, 2012.  The lender will agree not to pursue its rights or remedies for 90 days to restructure the loan as long as the Fund continues to make interest payments under the original terms of the loan, which it intends to do.

Revolving Credit Facilities

KeyBank National Association — NY Core Office Trust — On December 19, 2007, the NY Trust entered into an unsecured revolving line of credit facility (“Credit Agreement I”) with KeyBank National Association, as an administrative agent for itself and certain other lenders. The Credit Agreement I provides for borrowing capacity of up to $100.0 million.  Loans under this facility bear interest, at the borrower’s option, at a variable rate (based on the Federal Funds Rate or KeyBank’s prime rate) or a LIBOR-based rate plus a spread ranging from 100 to 137.5 basis points based on a prescribed leverage ratio calculated for the NY Trust. Payments of interest are due monthly, and all outstanding principal and unpaid interest are due on December 19, 2012, the maturity date of this facility.  If market conditions were to deteriorate, it could have a negative impact on appraised values requiring principal payments on the facility to maintain covenant compliance. The NY Trust may prepay the note at any time with three business days’ notice.

KeyBank National Association — US Core Office Properties —On October 29, 2010, Core Office Properties executed an amended and restated revolving credit facility (“Amended Credit Agreement II”) with KeyBank National Association, as administrative agent for itself and other lenders.   Amended Credit Agreement II provides for a borrowing capacity (including outstanding letters of credit) of $225.0 million (which borrowing capacity is reduced each quarter by $12.5 million so that the borrowing capacity is reduced to $175.0 million at the start of year two of the facility and is further reduced to $125.0 million at the start of year three (the extension period) of the facility).  As of December 31, 2011 and 2010, outstanding letters of credit totaled $8.4 million and $7.1 million, respectively.  In the event that Core Office Properties experiences any “capital event”, which includes new equity contributions to Core Office Properties (generally also includes new equity contributions to the Partnership) as well as sales or re-financings of properties, then 25% of the proceeds from such capital event must be used to repay borrowings under the facility and the borrowing capacity under the facility is permanently reduced by such pay-down amount irrespective of the aforementioned scheduled borrowing capacity reductions.  As of December 31, 2011, the borrowing capacity is $101.1 million.  Loans under this facility bear interest, at the borrower’s option, at a variable rate (based on the Federal Funds Rate or KeyBank’s prime rate) plus 400 basis points or LIBOR-based rate (1% LIBOR floor) plus 450 basis points.  Payments of interest are due monthly, and all outstanding principal and unpaid interest is due October 29, 2012, the initial maturity date of the facility.  Core Office Properties may extend the maturity date for one additional year, subject to certain terms and conditions, primarily compliance with financial covenants.  The most restrictive financial covenants are based on current appraised values of the Core Office Properties’ assets.  If market conditions were to deteriorate, it could have a negative impact on appraised values requiring principal payments on the facility to maintain covenant compliance.

Amended Credit Agreement II places certain restrictions on the ability of Core Office Properties to declare or make distributions to its partners, which could restrict the ability of the Partnership to declare or make distributions to its partners.   Core Office Properties may not declare or make distributions to its partners if there is an event of default, or if the following total debt-to-value ratios are exceeded: (i) during the second year of the facility term, 62.5%; and (ii) during the extension period (year three), 60%;  provided  however, Core Office Properties is permitted at all times to make distributions to allow Core Office Trust to comply with REIT taxation regulations and to provide funds for Core Office Properties’ partners to cover costs incurred on account of their ownership interests in Core Office Properties.

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

As of December 31, 2011, the scheduled principal payments on notes payable are as follows (in thousands):

Years Ending December 31,

2012	$809,183
2013	319,918
2014	315,596
2015	75,000
2016	481,400
Thereafter	225,950
2,227,047
Unamortized premium	43
Total	$2,227,090

All of the notes described above contain both affirmative and negative covenants as well as certain note containing financial covenants.  The Fund believes it is in compliance with all such covenants at December 31, 2011.

7.   DERIVATIVE INSTRUMENTS

On August 9, 2011, the Fund entered into interest rate swaps with Westdeutsche Immobilienbank AG and Aareal Bank AG.  These swap transactions were entered into as economic hedges against the variability of future interest rates on the Fund’s secured variable interest rate mortgage loan at 101 Second Street with Westdeutsche Immobilienbank AG.  The Fund has not designated any of its derivative instruments as hedging instruments for accounting purposes.  The interest rate swaps have been recorded at estimated fair value in the accompanying balance sheet and changes in the fair value were recorded in loss on derivative instruments in the Fund’s consolidated statement of operations for the year ended December 31, 2011 (see Note 12 – Fair Value Disclosures – Assets and Liabilities Measured at Fair Value on a Recurring Basis – Derivative Instruments).

The tables below provide additional information regarding the outstanding interest rate swaps:

		Notional Amount	Interest Rate	Interest Rate
Effective Date	Expiration Date	(in thousands)	Received	Paid

September 1, 2011	October 8, 2014	$37,500	LIBOR	0.96%
September 1, 2011	October 8, 2014	$37,500	LIBOR	0.96%

Derivatives are recorded as other liabilities in the consolidated balance sheet as of December 31, 2011 (in thousands).

2011
Interest rate swap contracts	$296

Loss on derivative instruments represents the loss on interest rate swaps due to changes in fair value and are recorded in loss on derivative instruments in the consolidated statement of operations for the year ended December 31, 2011 (in thousands).

2011
Loss on interest rate swaps	$296

8.   RENTAL REVENUES

The Fund has entered into noncancelable lease agreements, subject to various escalation clauses, with tenants for office and retail space.  As of December 31, 2011, the approximate fixed future minimum rentals are as follows (in thousands):

Fixed Future
Minimum
Years Ending December 31	Rentals

2012	$313,395
2013	290,573
2014	272,617
2015	244,465
2016	225,673
Thereafter	1,051,208

Total	$2,397,931

Of the total rental revenue for the years ended December 31, 2011, 2010 and 2009, no tenant leased space representing 10% or more of total rental revenue.

The tenant leases generally provide for annual rentals that include the tenants’ proportionate share of real estate taxes and certain building operating expenses. The Funds’ tenant leases have remaining terms of up to 16 years and generally include tenant renewal options that can extend the lease terms.

9.  GOVERNING AGREEMENTS AND INVESTOR RIGHTS

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

Amended Credit Agreement II places certain restrictions on the ability of Core Office Properties to declare or make distributions to its partners, which could restrict the ability of the Partnership to declare or make distributions to its partners.  See Note 6 – Notes Payable.

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

Redemptions — Beginning in the calendar year ending after the first anniversary of acquiring an interest in the Partnership, a partner may request redemption of all or a portion of its interest in the Partnership.   Such redemption shall be made prior to the end of the calendar year following the year in which the redemption request is made at a price equal to the interest’s value based on the net asset value of the Partnership at the time of redemption.  The Partnership will attempt to redeem up to 10%, in the aggregate, of the outstanding interests in the Partnership, Core Office Trust, and Core Office Properties during any calendar year, provided that the Partnership will not redeem any interests if the managing general partner determines that such redemption would result in any real estate investment trust (“REIT”) in which the Partnership has an interest ceasing to qualify as a domestically controlled REIT for U.S. income tax purposes.  In July 2009, the partners approved an amendment to the limited partnership agreement that suspended the redemption program for 2009 and 2010.

In 2008, two limited partners requested the redemption of all or a portion of their interests in the Partnership.  One limited partner requested that the Partnership redeem at least $30 million worth of its interest in the Partnership.  This redemption was included in other liabilities in the consolidated balance sheet at December 31, 2010 and was paid on December 15, 2011.  The other limited partner requested the redemption of all of its interest in the Partnership.  As of December 31, 2011, this limited partner had 29,293 units, representing 2.3% ownership of the Partnership.  The exact amount of this redemption is not yet determinable because the units will be redeemed at the unit interest’s value based on the net asset value of the Partnership at the time of the redemption.  On May 23, 2011, this limited partner elected to defer the payment of the redemption request until December 31, 2012.  This limited partner can also elect to further extend the redemption payment date for one additional one-year periods, with written notice to the Partnership.

In December 2011, five limited partners requested the redemption of all of their interests in the Partnership.  As of December 31, 2011, the limited partners had a combined 151,030 units, representing a total of 11.8% ownership in the Partnership.  On February 29, 2012, the Partnership paid the redemptions totaling $148.4 million.  The redemptions were funded with cash on-hand and with proceeds from new capital commitments totaling $112.7 million that were contributed to the Partnership on February 29, 2012.

Amended Credit Agreement II contains certain restrictions on the funds that the Partnership has available to it in order to pay future redemptions of its partners.  See Note 6 – Notes Payable.

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

Rights of General Motors Investment Management Corporation — The Second Amended and Restated Investor Rights Agreement among Hines, the Partnership, Core Office Properties, NY Trust, Hines Shell Plaza Partners LP (“Shell Plaza Partners”), Hines 720 Olive Way Partners LP (“720 Olive Way Partners”), Hines 333 West Wacker Partners LP (“333 West Wacker Partners”), Hines Warner Center Partners LP (“Warner Center Partners”), Hines CF Sacramento Partners LP (“CF Sacramento Partners”), General Motors Investment Management Corporation (“GMIMC”) and a number of institutional investors advised by GMIMC (each an “Institutional Co-Investor” and collectively, the “Institutional Co-Investors”), dated October 12, 2005, provides GMIMC with certain co-investment rights with respect to the Fund’s investments. As of December 31, 2011, the Institutional Co-Investors co-invest with the Fund in 14 of the Fund’s Properties, owning effective interests in the Properties as follows:

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

Buy/Sell Rights — GMIMC, on behalf of the Institutional Co-Investors having an interest in NY Trust, Shell Plaza Partners, 720 Olive Way Partners, 333 West Wacker Partners, Warner Center Partners, CF Sacramento Partners and any other entity through which a co-investment is made (each, a “Co-Investment Entity”), on the one hand, and the Fund, on the other hand, have the right to initiate at any time the purchase and sale of any property in which any Institutional Co-Investor has an interest (the “Buy/Sell”). A Buy/Sell is triggered by either party delivering a written notice to the other party that identifies the property and states the value the tendering party assigns to such property (the “Stated Value”). The recipient may elect by written notice to be the buyer or seller with respect to such property or, in the absence of a written response, will be deemed to have elected to be a seller. If the property that is the subject of the Buy/Sell is owned by a Co-Investment Entity that owns more than one property, then such Co-Investment Entity will sell the property to the party determined to be the buyer pursuant to the Buy/Sell notice procedure for the Stated Value, and the proceeds of the sale will be distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity.

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

Co-Investment Entity	Redemption Period
Shell Plaza Partners	May 20, 2012 – May 10, 2015
NY Trust	August 19, 2012 – August 19, 2013
720 Olive Way Partners	January 30, 2015 – January 30, 2018
333 West Wacker Partners	April 3, 2015 – April 3, 2018
Warner Center Partners	October 2, 2015 – October 2, 2018
CF Sacramento Partners	May 1, 2016 – May 1, 2019

Rights of IK Funds — As of December 31, 2011, IK US Portfolio Invest GmbH & Co. KG (“IK Fund I”), IK US Portfolio Invest Zwei GmbH & Co. KG (“IK Fund II”) and IK US Portfolio Invest Drei GmbH & Co. KG (“IK Fund III”), each a limited partnership established under the laws of Germany (collectively the “IK Funds”), owned 106,481, 96,050 and 66,731 units, respectively, of limited partnership interest in Core Office Properties, representing a total of 16.7% ownership in Core Office Properties.  The IK Funds have the right to require Core Office Properties to redeem, at a price based on the net asset value of Core Office Properties as of the date of redemption, all or any portion of its interest, subject to a maximum redemption amount of $150.0 million for IK Fund II and IK Fund III, as of the following dates:

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

10. RELATED-PARTY TRANSACTIONS

The Companies have entered into management agreements with Hines, a related party, to manage the operations of the Properties. As compensation for its services, Hines receives the following:

•
A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the specific Property. The Fund incurred management fees of $11.5 million, $12.2 million, and $12.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

•
Salary and wage reimbursements of its on-site property personnel incurred by the Fund for the years ended December 31, 2011, 2010, and 2009 were $20.8 million, $20.7 million, and $20.9 million, respectively.

•
Reimbursement for various direct services performed off site that are limited to the amount that is recovered from tenants under their leases and usually will not exceed in any calendar year a per-rentable-square-foot limitation. In certain instances, the per-rentable-square-foot limitation may be exceeded with the excess offset against property management fees received. For each of the years ended December 31, 2011, 2010, and 2009, reimbursable services to Hines from the Fund were $3.9 million, $4.1 million and $4.1 million, respectively.

•
Leasing commissions equal to 1.5% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion, or similar event. Leasing commissions of $15.2 million, $5.9 million, and $8.4 million were incurred by the Fund during the years ended December 31, 2011, 2010, and 2009, respectively.

The Fund has related party payables owed to Hines and its affiliated entities at December 31, 2011 and 2010 of $17.6 million and $8.4 million, respectively, for these services.

Certain subsidiaries of the Fund have entered into lease agreements with Hines Core Fund Services, LLC (“Services”), an affiliate of Hines, for the operation of their respective parking garages. Under the terms of the lease agreements, the Fund received rental fees of $7.5 million, $6.8 million, and $7.5 million during the years ended December 31, 2011, 2010, and 2009, respectively. Receivables due to the Fund from Services were approximately $614,000 and $580,000 at December 31, 2011 and 2010, respectively.

11. LEASE OBLIGATIONS

The Shell Buildings are subject to certain ground leases that expire in 2065 and 2066. One ground lease that expires in 2065 contains a purchase option that allows the Fund to purchase the land within a five-year period that begins in June 2026. The remaining ground leases do not contain purchase options.

One Atlantic Center is subject to a ground lease that initially expires in 2033. The ground lease contains renewal options at 10-year term increments, up to a total term of 99 years.

As of December 31, 2011, required payments under the terms of the ground leases are as follows (in thousands):

Fixed Future
Minimum
Years Ending December 31,	Rent Payments

2012	$1,829
2013	1,901
2014	1,976
2015	2,058
2016	2,142
Thereafter	151,705
Total	$161,611

Ground lease expense for each of the years ended December 31, 2011, 2010 and 2009, was $3.8 million and is included in general and administrative expenses in the accompanying consolidated statements of operations.

12. FAIR VALUE DISCLOSURES

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Fund has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety.  The Fund’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments — As indicated in Note 7 – Derivative Instruments, the Fund has interest rate swaps.  The fair value of these interest rate swaps is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of the interest rate swaps have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Fund has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads related to evaluate the likelihood of default by the Fund or its counterparties.  In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Fund has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.  However, as of December 31, 2011, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives.  As a result, the Fund has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The Fund’s derivative financial instruments are recorded in other liabilities in the consolidated balance sheet.  The following table sets forth the Fund’s interest rate swaps which are measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2011 (in thousands):

Quoted Prices
in Active
		Markets for	Significant
		Identical	Other
	Fair Value of	Assets	Observable	Significant
	Assets	and Liabilities	Inputs	Unobservable
	and (Liabilities)	(Level 1)	(Level 2)	Inputs (Level 3)

December 31, 2011	$(296)	$-	$(296)	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Investment Property — In connection with management’s ongoing evaluation of its asset portfolio, management considers various scenarios regarding a number of factors, including market rents, economic conditions, capitalization rates and estimated hold periods.  As a result of this evaluation, five properties with an aggregate carrying amount of $216.9 million were impaired to estimated fair market value of $115.8 million, resulting in an impairment loss of $101.1 million, which was included in the consolidated statement of operations for the year ended December 31, 2011.  Management’s estimates of the fair value of these properties were determined using independent third party appraisals.  The appraisals were determined by using a discounted cash flow analysis supported by observable and unobservable inputs based on recent sales and leasing transactions of comparable assets.

Assets measured at fair value on a nonrecurring basis during 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other		Impairment Loss
		Assets	Observable	Significant	For the Year Ended
		and Liabilities	Inputs	Unobservable	December 31,
	Fair Value	(Level 1)	(Level 2)	Inputs (Level 3)	2011

Douglas Corporate Center	$29,600	$-	$-	$29,600	$(27,388)
Johnson Ranch Corporate Centre	20,300	-	-	20,300	(23,277)
Olympus Corporate Centre	21,800	-	-	21,800	(9,214)
Roseville Corporate Center	14,700	-	-	14,700	(17,183)
Summit at Douglas	29,400	-	-	29,400	(23,995)
Total	$115,800	$-	$-	$115,800	$(101,057)

Due to current market condition, the Fund is currently in negotiations with the lender’s special servicer to restructure the secured, nonrecourse mortgage loan at Douglas Corporate Center totaling $36.0 million that matures June 1, 2014. If the Fund is unsuccessful in restructuring the loan, the Fund may elect not to make future debt service payments, which will result in a default, and potentially, a foreclosure on the asset by the lender.  If foreclosure occurs, the Fund will relinquish all rights and title to the asset and will be relieved of the entire value of the mortgage loan.

No impairment loss was recorded for the years ended December 31, 2010 and 2009.  The determination of whether a property investment is impaired requires a significant amount of judgment by management at the time of the evaluation.

Other Financial Instruments — Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2011 and 2010. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Fund could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2011 and 2010, management estimates that the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables (excluding straight-line rent), accounts payable and accrued expenses, other liabilities and distributions payable are recorded at amounts that reasonably approximate fair value due to the short-term nature of these items. Fair value of notes payable at December 31, 2011 and 2010, was $2,186.7 million and $2,356.0 million, respectively, based upon interest rates available for the issuance of debt with similar terms and maturities, with carrying amounts of $2,227.1 million and $2,463.9 million, respectively.

13.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash disclosures were as follows (in thousands):

	2011	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$126,779	$136,752	$131,601
Cash paid for income taxes	$414	$413	$480

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Accrued additions to investment property	$5,777	$1,291	$2,846
Distributions declared and unpaid	$10,971	$1,882	$2,218
Dividends and distributions declared and unpaid to redeemable
noncontrolling interests	$3,073	$4,559	$9,396
Accrued redemption of partnership interest	$-	$30,000	$30,000
Security deposits applied against outstanding tenant accounts receivable	$22	$800	$-
Mortgage assumed by buyer upon disposition of property	$-	$49,850	$-
Security deposits assumed by buyer upon disposition of property	$285	$1,201	$-

14.  COMMITMENTS AND CONTINGENCIES

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

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
HCB II River LLC
Houston, Texas

We have audited the accompanying consolidated statements of operations, members’ equity, and cash flows of HCB II River LLC and subsidiaries (the “Company”) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of HCB II River LLC's operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/   Deloitte & Touche LLP

Houston, Texas
March 31, 2010

HCB II RIVER LLC

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 (UNAUDITED) AND 2010 (UNAUDITED)
(In thousands)

	2011 (unaudited)	2010 (unaudited)
ASSETS

Investment property — net	$54,692	$62,476
Cash and cash equivalents	52	55
Tenant and other receivables	1,309	1,509
Deferred lease costs, net	506	980
Prepaid expenses and other assets	220	16

TOTAL ASSETS	$56,779	$65,036

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$46	$20
Tax liabilities	327	326
Other liabilities	23	32

Total liabilities	396	378

Commitments and contingencies	−	−

Members’ equity	56,383	64,658

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$56,779	$65,036

See notes to consolidated financial statements.

HCB II RIVER LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 (UNAUDITED), 2010 (UNAUDITED) AND 2009
(In thousands)

	2011 (unaudited)	2010 (unaudited)	2009
Rental revenues	$8,775	$8,552	$7,665

Expenses:
Depreciation and amortization	1,417	1,592	1,355
Property operating expenses	1,055	764	698
General and administrative	113	169	59
Property management fees	220	191	190
Other expense	304	288	260

Total expenses	3,109	3,004	2,562

Income before interest income and income tax expense	5,666	5,548	5,103

Interest income	44	32	15

Income before income tax expense	5,710	5,580	5,118
Income tax expense	(875)	(826)	(739)

Net income	$4,835	$4,754	$4,379

See notes to consolidated financial statements.

HCB II RIVER LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 (UNAUDITED), 2010 (UNAUDITED) AND 2009
(In thousands)

	Members	Accumulated Other
	Interests	Comprehensive
	II LP	Income	Total

BALANCE — December 31, 2008 (unaudited)	$55,754	$(9,929)	$45,825
Comprehensive Income:
Net income	4,379	—	4,379
Foreign currency translation adjustment	—	15,632	15,632
Total comprehensive income			20,011
Distributions to members	(4,425)	—	(4,425)

BALANCE — December 31, 2009	55,708	5,703	61,411
Comprehensive Income:
Net income (unaudited)	4,754	—	4,754
Foreign currency translation adjustment (unaudited)	—	2,774	2,774
Total comprehensive income (unaudited)			7,528
Distributions to members (unaudited)	(4,281)	—	(4,281)

BALANCE — December 31, 2010 (unaudited)	56,181	8,477	64,658
Comprehensive Income:
Net income (unaudited)	4,835	—	4,835
Foreign currency translation adjustment (unaudited)	—	(7,104)	(7,104)
Total comprehensive income (unaudited)			(2,269)
Distributions to members (unaudited)	(6,006)	—	(6,006)

BALANCE — December 31, 2011 (unaudited)	$55,010	$1,373	$56,383

See notes to consolidated financial statements.

HCB II RIVER LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 (UNAUDITED), 2010 (UNAUDITED) AND 2009
(In thousands)

	2011 (unaudited)	2010 (unaudited)	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,835	$4,754	$4,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,325	1,224	978
Changes in assets and liabilities:
Tenant and other receivables	32	(568)	54
Deferred lease costs	−	(908)	(223)
Prepaid expenses and other assets	(231)	22	13
Accounts payable and accrued expenses	25	(230)	52
Other liabilities	41	50	19
Net cash provided by operating activities	6,027	4,344	5,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investment property	−	(348)	(621)
Net cash used in investing activities	−	(348)	(621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions	−	3	-
Distributions to members	(6,006)	(4,276)	(4,425)
Net cash (used in) provided by financing activities	(6,006)	(4,273)	(4,425)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(24)	(27)	29

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3)	(304)	255

CASH AND CASH EQUIVALENTS — Beginning of period	55	359	104

CASH AND CASH EQUIVALENTS — End of period	$52	$55	$359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$747	$795	$731

See notes to consolidated financial statements.

HCB II RIVER LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 (UNAUDITED), 2010 (UNAUDITED) AND 2009

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of the Company, as well as the accounts of entities over which the Company exercises financial and operating control. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of December 31, 2011 and our consolidated results of operations, members’ equity and cash flows for the year ended December 31, 2011 and 2010. Such adjustments are of a normal recurring nature. Amounts referenced in these notes to the consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 are unaudited.

Management has evaluated subsequent events through March 30, 2012, which is the date the consolidated financial statements were issued.

International Operations —The Brazilian real is the functional currency for the Property. The Property has translated its financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The Property translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These translation gains or losses are included in foreign currency translation adjustment as a separate component of members’ equity. Accumulated other comprehensive income (loss) was $1.4 million (unaudited), $8.5 million (unaudited), and $5.7 million as of December 31, 2011, 2010 and 2009, respectively, due to the foreign currency translation adjustments recorded during each year. Upon disposal of the Property, the Company will remove the accumulated translation adjustment from equity and include it as part of the gain or loss on disposal in its consolidated statement of operations.

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

Real estate assets are reviewed each reporting period for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of the property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect impairment in the value of the asset. At December 31, 2011 and 2010, management believes no such impairment has occurred. The determination of whether a property investment is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. If market conditions continue to deteriorate or if management’s plans for the property change, write-downs could be required in the future.

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

Tenant and Other Receivables — Receivable balances outstanding consist of base rents and tenant reimbursements, which are paid one month in arrears.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  No allowance for doubtful accounts was recorded as of December 31, 2011 and 2010.

Deferred Leasing Costs — Deferred leasing costs consist of third-party leasing commissions, which are capitalized and amortized over the life of the related lease. Amortization expense related to other deferred leasing costs for the years ended December 31, 2011, 2010 and 2009 was approximately $408,000 (unaudited), $287,000 (unaudited) and $173,000, respectively. Deferred leasing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of approximately $695,000 (unaudited) and $520,000 (unaudited) at December 31, 2011 and 2010, respectively.

Revenue Recognition — The Company recognizes rental revenue on a straight-line basis over the life of the lease, including the effect of rent holidays, if any. Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the lease agreement.

Income Taxes — The Company has recorded an income tax provision for Brazilian income taxes of approximately $875,000 (unaudited), $826,000 (unaudited) and $739,000 in accordance with Brazilian tax laws and regulations for the years ended December 31, 2011, 2010 and 2009, respectively. The Company adopted Accounting Standards Codification ("ASC") 740, Income Taxes as of January 1, 2009. The Company does not believe it has any uncertain tax positions or deferred tax assets or liabilities requiring disclosure.

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

3.   REAL ESTATE INVESTMENTS

    Investment property consisted of the following as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011 (unaudited)	December 31, 2010 (unaudited)
Buildings and improvements	$39,394	$44,264
Less accumulated depreciation	(4,355)	(3,913)
Buildings and improvements, net	35,039	40,351
Land	19,653	22,125
Investment property, net	$54,692	$62,476

As of December 31, 2011 and 2010, lease intangibles were fully amortized.

Amortization expense was approximately zero (unaudited), $252,000 (unaudited) and $239,000 for in-place leases for the years ended December 31, 2011, 2010 and 2009, respectively.  Amortization of out-of-market leases, net, was an increase to rental revenue of approximately zero (unaudited), $365,000 (unaudited) and $342,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

4. RENTAL REVENUES

The Company has entered into noncancelable lease agreements, subject to various escalation clauses with tenants for industrial space. The tenant leases generally provide for annual rentals and expense recoveries that include the tenants’ proportionate share of real estate taxes and certain building operating expenses. As of December 31, 2011, the approximate fixed future minimum rentals in years through 2016 and thereafter are as follows (in thousands):

Years Ending December 31,	Fixed Future Minimum Rentals

2012	$6,948
2013	-	(a)
2014	-	(a)
2015	-	(a)
2016	-	(a)
Thereafter	-	(a)
Total	$6,948

(a)
Although the Property has leases with contractual rents through 2020, several of the leases contain contractual adjustments that reset the rent annually based on an inflationary index not in existence or known at lease execution.  Accordingly, for leases that include that clause, there is not a fixed minimum rental to disclose after such lease’s reset date.

Of the total rental revenue for the years ended December 31, 2011 (unaudited), 2010 (unaudited) and 2009, approximately:

•	Zero, 12% and 28% was earned from a tenant in the manufacturing industry, whose lease expired in 2010, and

•	26%, 28% and 25% was earned from a tenant in the transportation and warehousing industry, whose lease expires in 2014, and

•	22%, 18% and 17% was earned from a tenant in the transportation and warehousing industry, whose lease expires in 2013, and

•	10%, 9% and 13% was earned from a tenant in the transportation and warehousing industry, whose lease expired in 2012, and

•	4%, 10% and 10% was earned from a tenant in the transportation and warehousing industry, whose lease expires in 2013, and

•	30%, 17% and zero was earned from a tenant in the manufacturing industry, whose lease expires in 2010, and

•	7%, 6% and 6% was earned from a tenant in the transportation and warehousing industry, whose lease expires in 2014.

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

(1)
  A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the Property. The Company incurred management fees of approximately $220,000 (unaudited), $191,000 (unaudited) and $190,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	Salary and wage reimbursements of its on-site property personnel of $154,000 (unaudited), $131,000 (unaudited) and $155,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)
  Reimbursement for accounting services performed off-site that will not exceed in any calendar year a per-rentable-square-meter limitation.  For the years ended December 31, 2011, 2010 and 2009, services reimbursable to Hines from the Company were approximately $60,000 (unaudited), $52,000 (unaudited) and $45,000, respectively.

(4)
  Reimbursement for various expenses and direct services performed by off-site personnel.  For the years ended December 31, 2011, 2010 and 2009, services reimbursable to Hines from the Company were approximately $25,000 (unaudited), $23,000 (unaudited) and $27,000, respectively.

(5)
   Leasing commissions generally equal to 4.0% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion, or similar event. Leasing commissions of approximately zero (unaudited), $959,000 (unaudited) and $259,000 were incurred by the Company for the years ended December 31, 2011, 2010 and 2009, respectively.

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

******

Hines Real Estate Investment Trust, Inc.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2011	$4,005	$3,814	$(790)	$7,029
Allowance for Doubtful Accounts as of December 31, 2010	$1,222	3,191	(408)	$4,005
Allowance for Doubtful Accounts as of December 31, 2009	$956	1,011	(745)	$1,222

(a) Write-offs of accounts receivable previously reserved.

Hines Real Estate Investment Trust, Inc.

Schedule III ─ Real Estate Assets and Accumulated Depreciation
December 31, 2011

							Costs	Gross Amount at Which							Life on
			Initial Cost				Capitalized	Carried at 12/31/2011							Which
					Buildings		Subsequent		Buildings						Depreciation is
Description					and		to		and		Accumulated	Date of		Date	Computed
(a)	Location	Encumbrances	Land		Improvements	Total	Acquisition	Land	Improvements	Total	Depreciation	Construction		Acquired	(b)
		(In thousands)
1900 and 2000 Alameda	San Mateo, California	$ 33,065	$ 18,522		$ 22,495	$ 41,017	$ 4,039	$ 18,522	$ 26,534	$ 45,056	$ (4,400)	1971,1983		June-05	10 to 40 years
Citymark	Dallas, Texas	15,303	6,796		3,442	10,238	1,336	6,796	4,778	11,574	(707)	1987		August-05	10 to 40 years
1515 S Street	Sacramento, California	40,691	13,099		54,017	67,116	2,050	13,099	56,067	69,166	(8,688)	1987		November-05	10 to 40 years
Airport Corporate Center	Miami, Florida	79,000	44,292		100,535	144,827	3,213	44,292	103,748	148,040	(15,591)	1982-1996	(c)	January-06	10 to 40 years
321 North Clark	Chicago, Illinois	136,632	27,896		159,763	187,659	1,085	27,896	160,848	188,744	(23,014)	1987		April-06	10 to 40 years
3400 Data Drive	Rancho Cordova, California	18,079	4,514		21,083	25,597	737	4,514	21,820	26,334	(2,809)	1990		November-06	10 to 40 years
2100 Powell	Emeryville, California	79,921	31,258		93,316	124,574	250	31,258	93,566	124,824	(11,905)	2001		December-06	10 to 40 years
Daytona Buildings	Redmond, Washington	53,458	19,197		63,613	82,810	420	19,197	64,033	83,230	(8,025)	2002		December-06	10 to 40 years
Laguna Buildings	Redmond, Washington	65,542	28,619	(d)	76,180	104,799	430	28,619	76,610	105,229	(9,549)	1987		January-07	10 to 40 years
Seattle Design Center	Seattle, Washington	31,000	15,665		32,701	48,366	739	15,665	33,440	49,105	(3,916)	1973, 1983	(e)	June-07	10 to 40 years
5th and Bell	Seattle, Washington	39,000	3,533		58,628	62,161	80	3,533	58,708	62,241	(6,633)	2002		June-07	10 to 40 years
3 Huntington Quadrangle	Melville, New York	48,000	16,698		60,539	77,237	1,734	16,698	62,273	78,971	(6,898)	1971		July-07	10 to 40 years
One Wilshire	Los Angeles, California	159,500	32,618		236,797	269,415	4,124	32,618	240,921	273,539	(26,476)	1966		August-07	10 to 40 years
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	45,000	23,308		45,384	68,692	5,869	23,308	51,253	74,561	(5,696)	1986-1999	(f)	September-07	10 to 40 years
JPMorgan Chase Tower	Dallas, Texas	160,000	9,285		253,293	262,578	1,671	9,285	254,964	264,249	(26,368)	1987		November-07	10 to 40 years
2555 Grand	Kansas City, Missouri	86,000	1,194		123,816	125,010	295	1,194	124,111	125,305	(11,926)	2003		February-08	10 to 40 years
Raytheon/DirecTV Buildings	El Segundo, California	50,534	37,366		65,422	102,788	43	37,366	65,465	102,831	(6,221)	1976		March-08	10 to 40 years
Williams Tower	Houston, Texas	165,000	37,502	(g)	185,184	222,686	3,270	37,502	188,454	225,956	(17,132)	1982		May-08	10 to 40 years
4050/4055 Corporate Drive	Dallas, Texas	—	6,030		34,022	40,052	795	6,030	34,817	40,847	(3,086)	1996, 1997		May-08	10 to 40 years
345 Inverness Drive	Denver, Colorado	14,058	1,985		17,798	19,783	225	1,985	18,023	20,008	(1,370)	2002		December-08	10 to 40 years
Arapahoe Business Park	Denver, Colorado	18,441	3,463		29,350	32,813	157	3,463	29,507	32,970	(2,244)	1997-2001		December-08	10 to 40 years
Total		$ 1,338,224	$ 382,840		$ 1,737,378	$ 2,120,218	$ 32,562	$ 382,840	$ 1,769,940	$ 2,152,780	$ (202,654)

(a)	Assets consist of institutional-quality office properties and industrial/distribution facilities.

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

(c)	Airport Corporate Center consists of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land development site.

(d)	The decrease is a result of the sale of land owned in connection with Laguna in December 2009.

(e)	Seattle Design Center consists of a two-story office building constructed in 1973 and a five-story office building with an underground garage constructed in 1983.

(f)	The Minneapolis Office/Flex Portfolio consists of nine buildings constructed between 1986 and 1999.

(g)	The decrease is a result of the sale of a 2.8 acre park and waterwall adjacent to Williams Tower in December 2008 and an impairment charge recorded on a land parcel in October 2009.

The changes in total real estate assets for the years ended December 31 (in thousands):

	2011	2010	2009
Gross real estate assets
Balance, beginning of period	$2,389,475	$2,522,029	$2,449,790
Additions during the period:
Effect of foreign currency exchange rates	5,529	8,778	68,671
Other	9,529	5,247	7,730
Deductions during the period:
Cost of real estate sold	(251,261)	(145,768)	-
Fully-depreciated assets	(492)	-	(191)
Other	-	(811)	(3,971)
Ending Balance	$2,152,780	$2,389,475	$2,522,029

Accumulated Depreciation
Balance, beginning of period	$(176,263)	$(128,749)	$(75,783)
Depreciation	(47,644)	(50,110)	(51,268)
Retirements or sales of assets	21,253	2,596	(1,698)
Ending Balance	$(202,654)	$(176,263)	$(128,749)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES REAL ESTATE INVESTMENT TRUST, INC.
(registrant)

March 30, 2012	By:	/s/ Charles N. Hazen
Charles N. Hazen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2012.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 30, 2012
Jeffrey C. Hines

/s/ Charles N. Hazen	President and Chief Executive Officer	March 30, 2012
Charles N. Hazen	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 30, 2012
Ryan T. Sims	(Principal Financial Officer and Secretary)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 30, 2012
J. Shea Morgenroth	(Principal Accounting Officer and Treasurer)

/s/ Charles M. Baughn
Charles M. Baughn	Director	March 30, 2012

/s/ Thomas A. Hassard
Thomas A. Hassard	Director	March 30, 2012

/s/ C. Hastings Johnson
C. Hastings Johnson	Director	March 30, 2012

/s/ Lee A. Lahourcade
Lee A. Lahourcade	Director	March 30, 2012

/s/ Stanley D. Levy
Stanley D. Levy	Director	March 30, 2012

/s/ Paul B. Murphy Jr.
Paul B. Murphy Jr.	Director	March 30, 2012

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.1
Advisory Agreement among Hines REIT Properties, L.P., Hines Advisors Limited Partnership and Hines Real Estate Investment Trust, Inc., dated July 1, 2010 as renewed for an additional one-year term effective on June 30, 2011 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 8, 2010 and incorporated by reference herein).

10.2*	Indemnification Agreement between Hines Real Estate Investment Trust, Inc. and J. Shea Morgenroth dated November 1, 2011.
21.1*	List of Subsidiaries of Hines Real Estate Investment Trust, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm of Hines Real Estate Investment Trust, Inc. and subsidiaries, Deloitte & Touche LLP.
23.2*	Consent of Independent Auditors of Hines US Core Office Fund LP and subsidiaries, Deloitte & Touche LLP.
23.3*	Consent of Independent Registered Public Accounting Firm of HCB II River LLC and subsidiaries, Deloitte & Touche LLP.
31.1*	Certification.
31.2*	Certification.
32.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101**
The following materials from Hines REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

__________
*	Filed herewith

**
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act , except as expressly set forth by specific reference in such filing.