Form 10-Q
period 2012-03-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2012-05-14
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

(888) 220-6121
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 7, 2012, 229.5 million shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

SIGNATURES
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2012	2011
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,939,781	$1,950,126
Investments in unconsolidated entities	342,065	348,986
Cash and cash equivalents	117,387	130,445
Restricted cash	110,735	110,915
Distributions receivable	6,017	5,604
Tenant and other receivables	68,434	68,090
Intangible lease assets, net	151,200	160,093
Deferred leasing costs, net	134,356	129,291
Deferred financing costs, net	4,918	5,286
Other assets	4,210	3,176
TOTAL ASSETS	$2,879,103	$2,912,012

LIABILITIES:
Accounts payable and accrued expenses	$68,401	$72,643
Due to affiliates	4,501	5,823
Intangible lease liabilities, net	46,545	49,279
Other liabilities	15,427	15,259
Interest rate swap contracts	106,123	109,891
Participation interest liability	82,178	76,968
Distributions payable	28,840	30,215
Notes payable	1,337,814	1,338,224
Total liabilities	1,689,829	1,698,302

Commitments and contingencies (Note 12)	-	-

EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2012 and December 31, 2011	-	-
Common shares, $.001 par value; 1,500,000 common shares authorized, 228,409 and 227,180 common shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	230	228
Additional paid-in capital	1,495,107	1,515,111
Accumulated deficit	(307,271)	(301,710)
Accumulated other comprehensive income	1,208	81
Total shareholders' equity	1,189,274	1,213,710
Noncontrolling interests	-	-
Total equity	1,189,274	1,213,710
TOTAL LIABILITIES AND EQUITY	$2,879,103	$2,912,012

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2012 and 2011
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$63,174	$63,493
Other revenue	5,287	5,413
Total revenues	68,461	68,906
Expenses:
Property operating expenses	19,451	19,322
Real property taxes	8,602	8,930
Property management fees	1,477	1,553
Depreciation and amortization	20,502	23,406
Asset management fees	7,743	7,643
General and administrative	1,483	1,611
Total expenses	59,258	62,465
Income from continuing operations before other income (expenses), provision for income taxes and equity in losses of unconsolidated entities, net	9,203	6,441
Other income (expenses):
Gain on derivative instruments, net	3,768	5,196
Interest expense	(19,445)	(19,891)
Interest income	172	52
Loss from continuing operations before provision for income taxes and equity in losses of unconsolidated entities, net	(6,302)	(8,202)
Provision for income taxes	(153)	(130)
Equity in losses of unconsolidated entities, net	(1,147)	(1,826)
Loss from continuing operations	(7,602)	(10,158)
Income from discontinued operations, net of taxes	2,180	876
Net loss	(5,422)	(9,282)
Less: Net income attributable to noncontrolling interests	(139)	(1,151)
Net loss attributable to common shareholders	$(5,561)	$(10,433)
Basic and diluted loss per common share	$(0.02)	$(0.05)
Distributions declared per common share	$0.13	$0.12
Weighted average number of common shares outstanding	228,409	223,814

Net comprehensive loss:
Net loss	$(5,422)	$(9,282)
Other comprehensive income:
Foreign currency translation adjustment	1,127	2,063
Net comprehensive loss	(4,295)	(7,219)
Net comprehensive income attributable to noncontrolling interests	(139)	(1,151)
Net comprehensive loss attributable to common shareholders	$(4,434)	$(8,370)

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2012 and 2011
(UNAUDITED) (In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2012	227,180	$228	$1,515,111	$(301,710)	$81	$1,213,710	$-
Issuance of common shares	1,557	2	12,115	-	-	12,117	-
Redemption of common shares	(328)	-	(3,388)	-	-	(3,388)	-
Distributions declared	-	-	(28,701)	-	-	(28,701)	(139)
Other offering costs, net	-	-	(30)	-	-	(30)	-
Net income (loss)	-	-	-	(5,561)	-	(5,561)	139
Foreign currency translation adjustment	-	-	-	-	1,127	1,127	-
BALANCE, March 31, 2012	228,409	$230	$1,495,107	$(307,271)	$1,208	$1,189,274	$-

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests
BALANCE, January 1, 2011	222,795	$223	$1,590,488	$(340,610)	$12,043	$1,262,144	$-
Issuance of common shares	1,339	1	12,829	-	-	12,830	-
Redemption of common shares	(320)	-	(3,086)	-	-	(3,086)	-
Distributions declared	-	-	(27,815)	-	-	(27,815)	(1,151)
Other offering costs, net	-	-	(10)	-	-	(10)	-
Net income (loss)	-	-	-	(10,433)	-	(10,433)	1,151
Foreign currency translation adjustment	-	-	-	-	2,063	2,063	-
BALANCE, March 31, 2011	223,814	$224	$1,572,406	$(351,043)	$14,106	$1,235,693	$-

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(5,422)	$(9,282)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	22,871	26,973
Gain on sale of investment property	(1,876)	-
Equity in losses of unconsolidated entities	1,147	1,826
Distributions received from unconsolidated entities	592	830
Gain on derivative instruments, net	(3,768)	(5,196)
Net change in operating accounts	(13,553)	(19,193)
Net cash from operating activities	(9)	(4,042)
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	5,604	2,195
Investments in property	(1,014)	(1,818)
Proceeds from sale of land and improvements, net	1,976	-
Change in restricted cash	180	89
Net cash from investing activities	6,746	466
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in other liabilities	221	254
Redemption of common shares	(2,548)	(2,929)
Payments of offering costs	(38)	(19)
Distributions paid to shareholders and noncontrolling interests	(16,884)	(16,596)
Proceeds from notes payable	-	17,500
Payments on notes payable	(580)	(553)
Additions to deferred financing costs	-	(186)
Net cash from financing activities	(19,829)	(2,529)
Effect of exchange rate changes on cash	34	186
Net change in cash and cash equivalents	(13,058)	(5,919)
Cash and cash equivalents, beginning of period	130,445	64,592
Cash and cash equivalents, end of period	$117,387	$58,673

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2011 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of March 31, 2012 and the results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Public Offering

Hines REIT commenced its initial public offering in June 2004 and has raised $2.5 billion through three public offerings, the last of which expired in December 2010.  The Company commenced a new $150.0 million offering of shares of its common stock under its dividend reinvestment plan (the “DRP Offering”) on July 1, 2010. From inception of the DRP Offering through March 31, 2012, Hines REIT received gross offering proceeds of $90.9 million from the sale of 10.4 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan. On April 1, 2012, Hines REIT received gross offering proceeds of $11.9 million from the sale of 1.5 million shares through its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of March 31, 2012 and December 31, 2011, Hines REIT owned a 95.3% and 95.4%, respectively, general partner interest in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of both March 31, 2012 and December 31, 2011. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 4.2% and 4.1% limited partnership interest in the Operating Partnership as of March 31, 2012 and December 31, 2011, respectively, which is a profits interest (the “Participation Interest”). See Note 9 for additional information regarding the Participation Interest.

Investment Property

As of March 31, 2012, the Company owned direct and indirect investments in 57 properties. These properties consisted of 43 U.S. office properties, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company makes investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 28.2% non-managing general partner interest as of March 31, 2012. The Company also owns a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate.  The Company accounts for each of these investments using the equity method of accounting. See Note 5 ─ Investments in Unconsolidated Entities for additional information regarding the Company’s investments in unconsolidated entities.

 2.  Summary of Significant Accounting Policies

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a complete listing of all of its significant accounting policies.

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Presentation

The condensed consolidated financial statements of the Company included in this quarterly report include the accounts of Hines REIT, the Operating Partnership and the Operating Partnership’s wholly-owned subsidiaries as well as the related amounts of noncontrolling interest. All intercompany balances and transactions have been eliminated upon consolidation.

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable.   In such an instance, the Company will record an impairment charge if it determines that a decline in the value of an investment below its fair value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.   Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in partially-owned real estate joint ventures and partnerships for the three months ended March 31, 2012 and 2011.  However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil. The Company’s foreign subsidiaries translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities were translated at the exchange rate in effect as of the balance sheet date. Income statement amounts were translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains and losses resulting from translation were included in accumulated other comprehensive income as a separate component of shareholders’ equity.  Accumulated other comprehensive income as of March 31, 2012 is related to the Company’s indirect investment in a property in Rio de Janeiro, Brazil and the remaining non-operating net assets of the property in Canada that the Company owned directly until the Company sold the property in June 2011.

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than the carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.

At March 31, 2012, management believes no impairment has occurred for the Company’s directly-owned or indirectly-owned assets. If market conditions deteriorate or if management’s plans for certain properties change, impairment charges could be required in the future.

Restricted Cash

As of March 31, 2012 and December 31, 2011, the Company had restricted cash of $110.7 million and $110.9 million, respectively. In May 2011, the Company replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal. As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the condensed consolidated balance sheet. The remaining balance for each period is related to escrow accounts required by certain of the Company’s mortgage agreements. Additionally, in April 2012, HSH Nordbank notified the Company of its intent to exercise its right to appraise the properties that serve as collateral under the HSH Pooled Mortgage Facility.  See Note 15 ─ Subsequent Events for additional information.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $7.5 million and $7.0 million, at March 31, 2012 and December 31, 2011, respectively.

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

Tenant inducement amortization was $3.4 million and $2.8 million for the three months ended March 31, 2012 and 2011, respectively. In addition, the Company recorded $1.5 million and $1.6 million as amortization expense related to other direct leasing costs for the three months ended March 31, 2012 and 2011, respectively.

Other Assets

Other assets included the following (in thousands):

	March 31, 2012		December 31, 2011
Prepaid insurance	$252		$881
Prepaid/deferred taxes	3,099	(1)	1,496
Other	859		799
Total	$4,210		$3,176

(1)	At March 31, 2012 prepaid/deferred taxes consist primarily of prepaid property taxes.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of March 31, 2012 and December 31, 2011, respectively, the Company recorded liabilities of $9.8 million and $10.4 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets.  The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $52.7 million and $51.2 million as of March 31, 2012 and December 31, 2011, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Redemption of Common Stock

Financial instruments that represent a mandatory obligation of the Company to repurchase shares are required to be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $3.4 million and $2.5 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity. Effective December 31, 2009, the Company suspended its share redemption program except for redemption requests made in connection with the death or disability of a shareholder.

Per Share Data

Net income/loss per common share is calculated by dividing the net income/loss attributable to common shareholders for each period by the weighted average number of common shares outstanding during such period. Net income/loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and expanded disclosure about fair value between GAAP and International Financial Reporting Standards. The adoption of this guidance was effective prospectively for interim and annual periods beginning after December 15, 2011. We did not have any changes to our existing classification and measurement of fair value upon adoption on January 1, 2012.  Refer to Note 13 ─ Fair Value Disclosures for additional disclosures resulting from the adoption of this standard.

In June 2011, FASB issued guidance on the presentation of comprehensive income. This guidance eliminated the prior option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2011.  Further, in December 2011, the board deferred the effective date pertaining only to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The adoption of this guidance did not have a material effect on the Company’s financial statements.

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

In December 2011, FASB issued guidance to resolve the diversity in practice about whether the derecognition criteria for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt.  This guidance is effective beginning July 1, 2012 and is not expected to have a material effect on the Company’s financial statements.

Reclassifications

The Company sold Atrium on Bay in June 2011 and reclassified the results of operations for this property into discontinued operations for all periods presented.  See Note 4 ─ Discontinued Operations for additional information.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Buildings and improvements	$1,770,763	$1,769,940
Less: accumulated depreciation	(213,822)	(202,654)
Buildings and improvements, net	1,556,941	1,567,286
Land	382,840	382,840
Investment property, net	$1,939,781	$1,950,126

Lease Intangibles

As of March 31, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$297,510	$49,007	$104,209
Less: accumulated amortization	(171,063)	(24,254)	(57,664)
Net	$126,447	$24,753	$46,545

As of December 31, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$311,202	$52,824	$104,443
Less: accumulated amortization	(177,054)	(26,879)	(55,164)
Net	$134,148	$25,945	$49,279

Amortization expense of in-place leases was $7.7 million and $11.6 million for the three months ended March 31, 2012 and 2011, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $1.6 million and $2.8 million, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from April 1 through December 31, 2012 and for each of the years ended December 31, 2013 through 2016 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1 through December 31, 2012	$21,197	$(4,936)
2013	23,285	(6,745)
2014	17,759	(4,742)
2015	16,008	(3,871)
2016	13,289	(2,788)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2012, the approximate fixed future minimum rentals for the period from April 1 through December 31, 2012 and for each of the years ended December 31, 2013 through 2016 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1 through December 31, 2012	$147,646
2013	174,390
2014	152,552
2015	144,431
2016	133,233
Thereafter	423,710
Total	$1,175,962

During the three months ended March 31, 2012 and 2011, the Company did not earn more than 10% of its revenue from any individual tenant.

4.  Discontinued Operations

On June 1, 2011, the Company sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada, which the Company acquired in February 2007.  The sales price for Atrium on Bay was 344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale). The results of operations of Atrium on Bay and the gain realized on the disposition of this property are as follows:

	Three Months Ended March 31,
	2012		2011
	(In thousands)
Revenues:
Rental revenue	$365		$10,301
Other revenue	-		1,340
Total revenues	365		11,641
Expenses:
Property operating expenses	50		3,018
Real property taxes	-		2,575
Property management fees	-		281
Depreciation and amortization	-		2,273
Total expenses	50		8,147
Income from discontinued operations before interest income (expense), taxes and gain on sale	315		3,494
Interest expense	-		(2,635)
Interest income	16		17
Provision for income taxes	(27)		-
Income from discontinued operations before gain on sale	304		876
Gain on sale of properties	1,876	(1)	-
Income from discontinued operations	$2,180		$876

(1)
  During the three months ended March 31, 2012, the Company recognized an additional gain of $1.9 million related to the settlement of reserves that were established during the closing of the sale of Atrium on Bay.

The tables below show income (loss) and income (loss) per share attributable to common shareholders allocated between continuing operations and discontinued operations:
	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Loss from continuing operations attributable to common shareholders	$(7,639)	$(11,274)
Income from discontinued operations attributable to common shareholders	2,078	841
Net income (loss) attributable to common shareholders	$(5,561)	$(10,433)

Basic and diluted income (loss) per share attributable to common shareholders
Loss from continuing operations	$(0.03)	$(0.05)
Income from discontinued operations	$0.01	$-

5.   Investments in Unconsolidated Entities

     The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Beginning balance	$348,986	$373,798
Distributions declared	(6,609)	(3,259)
Equity in losses	(1,147)	(1,826)
Effect of exchange rate	835	743
Ending balance	$342,065	$369,456

Investment in the Core Fund

Condensed consolidated financial information of the Core Fund is presented below:

Condensed Consolidated Balance Sheets of the Core Fund

	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash	$174,213	$213,648
Investment property, net	2,965,214	2,973,537
Other assets	820,709	825,913
Total Assets	$3,960,136	$4,013,098

LIABILITIES AND EQUITY
Debt	$2,252,258	$2,227,090
Other liabilities	278,099	298,584
Redeemable noncontrolling interests	406,657	411,768
Partners' equity	1,023,122	1,075,656
Total Liabilities and Equity	$3,960,136	$4,013,098

Condensed Consolidated Statements of Operations of the Core Fund

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues, other income and interest income	$104,912	$106,804
Property operating expenses	(47,047)	(49,763)
Interest expense	(30,325)	(31,832)
Depreciation and amortization	(32,368)	(35,694)
Loss on derivative instruments	(251)	-
Income tax expense	(103)	(107)
Income from discontinued operations	-	1,202
Net loss	(5,182)	(9,390)
Less (income) loss allocated to noncontrolling interests	(933)	777
Net loss attributable to partners	$(6,115)	$(8,613)

Three First National Plaza

On August 26, 2011 the Core Fund sold Three First National Plaza, an office building located in Chicago, Illinois, which it acquired in March 2005 for a contract purchase price of $245.3 million.  The contract sales price was $344.0 million.  As a result of this sale, the Core Fund reclassified the results of operations for this property into discontinued operations for the three months ended March 31, 2011 above.

Investment in Distribution Park Rio

Condensed consolidated financial information of Distribution Park Rio is presented below:

Condensed Consolidated Balance Sheets of Distribution Park Rio

	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash	$536	$52
Investment property, net	56,620	54,692
Other assets	1,659	2,035
Total Assets	$58,815	$56,779

LIABILITIES AND EQUITY
Total liabilities	$555	$396
Partners' equity	58,260	56,383
Total Liabilities and Equity	$58,815	$56,779

Condensed Consolidated Statements of Operations of Distribution Park Rio

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Total revenues and interest income	$2,352	$2,253
Total expenses	(958)	(1,107)
Net income	$1,394	$1,146

Investment in Grocery-Anchored Portfolio

       The Company has concluded its investment in the Grocery-Anchored Portfolio qualifies as a variable interest entity (“VIE”). The Grocery-Anchored Portfolio is financed with a $100.0 million secured note, which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”). The JV Partner is the manager of the investment properties, which provides it with the power to direct the activities of the VIE that most significantly impact the VIE’s financial performance. Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. Other than the initial capital contribution provided by the Company at the inception of the joint venture, the Company has not provided any additional subordinated financial support. The table below includes the Company’s maximum loss exposure related to this investment as of March 31, 2012 and December 31, 2011, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

Period	Investment in Grocery-Anchored Portfolio (1)	Maximum Risk of Loss
March 31, 2012	$58,251	$58,251
December 31, 2011	$59,904	$59,904

(1)   Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in losses.

Condensed consolidated financial information of the Grocery-Anchored Portfolio is presented below:

Condensed Consolidated Balance Sheets of WRI HR Retail Venture I LLC

	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash	$5,362	$3,222
Investment property, net	163,719	165,252
Other assets	16,276	19,556
Total Assets	$185,357	$188,030

LIABILITIES AND EQUITY
Debt	$126,413	$126,690
Other liabilities	5,795	6,514
Members' equity	53,149	54,826
Total Liabilities and Equity	$185,357	$188,030

Condensed Consolidated Statements of Operations of WRI HR Retail Venture I LLC

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Total revenues and interest income	$5,928	$6,001
Total expenses	(5,423)	(5,490)
Net income	$505	$511

6. Debt Financing

The following table includes all of the Company’s outstanding notes payable balances as of March 31, 2012 and December 31, 2011 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate	Principal Outstanding at March 31, 2012	Principal Outstanding at December 31, 2011
SECURED MORTGAGE DEBT
Metropolitan Life Insurance Company — 1515 S. Street	9/1/2016	4.250%	$40,456	$40,691
Wells Fargo Bank, N.A. — Airport Corporate Center	9/1/2021	5.140%	79,000	79,000
The Prudential Insurance Company of America — One Wilshire	11/1/2012	5.980%	159,500	159,500
New York State Teachers’ Retirement System – 2555 Grand	5/1/2013	5.375%	86,000	86,000
New York State Teachers’ Retirement System – Williams Tower	6/1/2013	5.500%	165,000	165,000
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	6/11/2015	5.330%	9,522	9,556
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	11/11/2015	5.530%	10,027	10,066
IXIS Real Estate Capital Inc. – Raytheon/ DIRECTV Buildings	12/5/2016	5.675%	51,001	51,222
Artesia Mortgage Capital Corporation – 345 Inverness Drive	12/11/2016	5.850%	15,072	15,123
HSH POOLED MORTGAGE FACILITY (1)
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2016	Variable (2)	185,000	185,000
HSH Nordbank — 3400 Data Drive, Watergate Tower IV	1/12/2017	Variable (3)	98,000	98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2017	Variable (4)	119,000	119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2017	Variable (5)	48,000	48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2017	Variable (6)	70,000	70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	1/1/2013	5.700%	205,000	205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	2/3/2013	Variable	—	—
TOTAL PRINCIPAL OUTSTANDING			1,340,578	1,341,158
Unamortized Discount (7)			(2,764)	(2,934)
NOTES PAYABLE			$1,337,814	$1,338,224

(1)	See Note 15 – Subsequent Events for information concerning HSH Nordbank’s intent to exercise its right to appraise properties that serve as collateral under the HSH Pooled Mortgage Facility.

(2)
This loan has a floating interest rate based on LIBOR plus 0.4%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing 5.86% (including the 0.4% margin). See Note 7 – Derivative Instruments for additional information regarding the Company’s derivatives.

(3)
This loan has a floating interest rate based on LIBOR plus 0.4%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing 5.25% (including the 0.4% margin). See Note 7 – Derivative Instruments for additional information regarding the Company’s derivatives.

(4)
This loan has a floating interest rate based on LIBOR plus 0.4%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing 5.36% (including the 0.4% margin). See Note 7 – Derivative Instruments for additional information regarding the Company’s derivatives.

(5)
This loan has a floating interest rate based on LIBOR plus 0.4%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing 5.98% (including the 0.4% margin). See Note 7 – Derivative Instruments for additional information regarding the Company’s derivatives.

(6)
This loan has a floating interest rate based on LIBOR plus 0.45%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing 6.03% (including the 0.45% margin). See Note 7 – Derivative Instruments for additional information regarding the Company’s derivatives.

(7)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

     The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from April 1, 2012 through December 31, 2012, for each of the years ended December 31, 2013 through December 31, 2016 and for the period thereafter (in thousands):

	Principal Payments due by Period
	April 1, 2012 – December 31, 2012	2013	2014	2015	2016	Thereafter
Notes Payable	$161,259	$458,755	$3,757	$22,291	$284,433	$410,083

The Company is not aware of any instances of noncompliance with financial covenants as of March 31, 2012.

7.  Derivative Instruments

The Company has several interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets and changes in the fair value were recorded in gain on derivative instruments, net in the Company’s condensed consolidated statements of operations. See Note 13 – Fair Value Disclosures for additional information regarding fair value measurements.

The tables below provide additional information regarding each of the Company’s outstanding interest rate swaps (all amounts are in thousands except for interest rates):

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
August 1, 2006	August 1, 2016	$185,000	LIBOR	5.4575%
January 12, 2007	January 12, 2017	$98,000	LIBOR	4.8505%
May 1, 2007	May 1, 2017	$119,000	LIBOR	4.9550%
July 17, 2007	July 17, 2017	$48,000	LIBOR	5.5800%
July 24, 2007	July 24, 2017	$70,000	LIBOR	5.5800%

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	March 31, 2012	December 31, 2011
Interest rate swap contracts	$106,123	$109,891
Total derivatives	$106,123	$109,891

	Three Months Ended March 31,
	2012	2011
Gain on interest rate swap, net (1)	$3,768	$5,196
Total	$3,768	$5,196

(1)	Amounts represent the gain on interest rate swaps. Changes in fair value are recorded in gain on derivative instruments, net in the condensed consolidated statements of operations.

8.  Distributions

With the authorization of its board of directors, the Company has declared distributions monthly and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its shareholders. With the authorization of its board of directors, the Company continued to declare distributions in the amount of $0.00138082 per share, per day through June 30, 2012, which represents an annual distribution rate of 6.5%, based on the Company’s estimated share value of $7.78, determined on May 24, 2011 (assuming the current distribution rate is maintained for a twelve-month period).

With respect to the $0.00138082 per share, per day distributions declared for July 2011 through June 2012, $0.00041425 of the per share, per day distributions were or will be designated by the Company as special distributions which represent a return of a portion of the shareholders’ invested capital and, as such, reduce their remaining investment in the Company. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to the Company’s shareholders.  The remaining 70% of our distributions was or will be paid from funds generated by the Company’s operations.

        The table below outlines the Company’s total distributions declared to shareholders and noncontrolling interests for each of the quarters during 2012 and 2011, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Shareholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2012
March 31, 2012	$16,813	$11,888	$28,701	(1)	$139

2011
December 31, 2011	$16,743	$12,117	$28,860	(1)	$1,355
September 30, 2011	$16,505	$12,201	$28,706	(1)	$1,291
June 30, 2011	$15,995	$12,248	$28,243		$1,217
March 31, 2011	$15,491	$12,324	$27,815		$1,151
Total	$64,734	$48,890	$113,624		$5,014

(1)
As stated above, a portion of these distributions were designated by us as special distributions and funded using proceeds from sales of investment property, which represents a return of a portion of the shareholder’s invested capital.  For the quarters ended March 31, 2012, December 31, 2011 and September 30, 2011, respectively, $8.6 million, $8.7 million and $8.6 million of the total distributions declared to our shareholders were paid using such sales proceeds.

9.  Related Party Transactions

   The table below outlines fees incurred and expense reimbursements payable to Hines and the Advisor for the three months ended March 31, 2012 and 2011 and outstanding as of March 31, 2012 and December 31, 2011 (all amounts are in thousands).

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31,	December 31,
Type and Recipient	2012	2011	2012	2011
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$5,210	$3,884	$82,178	$76,968

Due to Affiliates
Issuer Costs - the Advisor	30	10	12	19
Asset Management Fee – the Advisor	2,533	3,759	2,533	2,519
Debt Financing Fee – the Advisor	-	-	-	410
Other - the Advisor (2)	754	802	403	700
Property Management Fee – Hines	1,477	1,834	-	(29)
Leasing Fee – Hines	297	1,345	1,398	1,525
Tenant Construction Management Fees – Hines	-	9	14	13
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	4,186	4,427	141	666
Due to Affiliates			$4,501	$5,823

(1)	The Company recorded a liability related to the Participation Interest based on its estimated settlement value in the accompanying condensed consolidated balance sheets. This liability is remeasured at fair value based on the related redemption price in place as of each balance sheet date plus any unpaid distributions. Adjustments required to remeasure this liability to fair value are included in asset management fees in the accompanying fees in the accompanying condensed consolidated statement of operations.

(2)
Includes amounts the Advisor paid on behalf of the Company, such as general and administrative expenses. These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Change in other assets	$(1,012)	$(1,332)
Change in tenant and other receivables	(329)	(1,494)
Change in deferred leasing costs	(9,892)	(13,542)
Change in accounts payable and accrued expenses	(5,190)	(5,199)
Change in participation interest liability	3,996	3,884
Change in other liabilities	175	(1,197)
Change in due to affiliates	(1,301)	(313)
Changes in assets and liabilities	$(13,553)	$(19,193)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$19,258	$21,249
Cash paid for income taxes	$-	$216
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$28,840	$28,966
Distributions reinvested	$12,117	$12,830

12.  Commitments and Contingencies

On July 1, 2010, Deloitte LLP (“Deloitte”) signed a lease renewal for its space in JPMorgan Chase Tower, an office property located in Dallas, Texas. In connection with this renewal, the Company committed to fund $18.1 million of construction costs related to Deloitte’s expansion and refurbishment of its space, to be paid in future periods. As of March 31, 2012, $4.6 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

The HSH pooled mortgage facility credit agreement requires that the properties financed by this facility maintain a combined occupancy at or above 85%.  As of  March 31, 2012, certain properties caused us to fail to meet this occupancy requirement.  As a result, the facility’s limited payment guaranty to which the Company is a party has been triggered, requiring the Company to commit to fund a property leasing guaranty in an amount that would be required to increase the occupancy of all individual borrowing base assets to 90%.   As of March 31, 2012, the Company believes the amount of this potential guaranty obligation is approximately $10.1 million.  This guaranty will be discharged once the portfolio achieves a combined occupancy greater than or equal to 85% or once all outstanding payments of interest and principal are paid in full.  No liability was recorded in relation to this guaranty, as the Company believes the probability of performing under this guaranty is remote.

Additionally, HSH Nordbank has the right to have the properties serving as collateral under this facility appraised every two years.  Subject to this requirement, in April 2012, HSH Nordbank notified the Company of its intent to appraise these properties.  See Note 15 ─ Subsequent Events for additional information.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2012 and December 31, 2011 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying condensed consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012	$(106,123)	$	−	$(106,123)	$	−
December 31, 2011	$(109,891)	$	−	$(109,891)	$	−

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

  Other Financial Instruments

As of March 31, 2012, management estimated that the fair value of notes payable, which had a carrying value of $1.3 billion, was $1.3 billion. As of December 31, 2011, management estimated that the fair value of notes payable, which had a carrying value of approximately $1.3 billion, was $1.3 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, distributions receivable, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.  Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.

Non-Financial Assets and Liabilities

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances.  The fair value methodologies used to measure long-lived assets are described in Note 2 ─ Summary of Significant Accounting Policies ─ Impairment of Investment Property.  The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  There were no events during the three months ended March 31, 2012 and 2011 which indicated that fair value adjustments of our long-lived assets were necessary.

14.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has four reportable segments: 1) office properties, 2) a domestic industrial property, 3) domestic retail properties and 4) an international industrial property. The office properties segment consists of 20 office properties that the Company owns directly as well as 23 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial property segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of 12 grocery-anchored shopping centers that are owned indirectly through the Company’s investment in a joint venture with Weingarten Realty Investors. The international industrial property segment consists of one industrial property located in Rio de Janeiro, Brazil, that is owned indirectly through the Company’s investment in a joint venture with a Hines affiliate.

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

	Three Months Ended March 31,
	2012	2011
Total revenue
Office properties	$67,704	$67,771
Domestic industrial property	757	1,135
Total revenue	$68,461	$68,906

Net property revenues in excess of expenses (1)
Office properties (1)	$38,483	$38,218
Domestic industrial property (1)	448	883
Total segment net property revenues in excess of expenses	$38,931	$39,101

Equity in earnings (losses) of unconsolidated entities
Equity in losses of domestic office properties	$(1,853)	$(2,414)
Equity in earnings (losses) of domestic retail properties	(5)	1
Equity in earnings of international industrial property	711	587
Total equity in losses of unconsolidated entities	$(1,147)	$(1,826)

Total assets	March 31, 2012	December 31, 2011
Office properties	$2,281,819	$2,303,433
Domestic industrial property	39,194	39,605
Investment in unconsolidated entities -
Office properties	254,768	260,990
Domestic retail properties	58,251	59,904
International industrial property	29,046	28,092
Corporate-level accounts (2)	216,025	219,988
Total assets	$2,879,103	$2,912,012

		Three Months Ended March 31,
		2012	2011
Reconciliation to net loss
	Total segment net property revenues in excess of expenses	$38,931	$39,101
	Depreciation and amortization	(20,502)	(23,406)
	Asset management fees	(7,743)	(7,643)
	General and administrative	(1,483)	(1,611)
	Gain on derivative instruments, net	3,768	5,196
	Interest expense	(19,445)	(19,891)
	Interest income	172	52
	Provision for income taxes	(153)	(130)
	Equity in losses of unconsolidated entities, net	(1,147)	(1,826)
	Income from discontinued operations, net of tax	2,180	876
Net loss		$(5,422)	$(9,282)

(1)	Revenues less property operating expenses, real property taxes and property management fees.

(2)
   This amount primarily consists of the Company's $107.0 million cash collateral deposit related to the letter of credit with the Bank of Montreal (see Note 2 - Summary of Significant Accounting Policies - Restricted Cash for additional information) and cash and cash equivalents at the corporate level, which includes proceeds from the sale of Atrium on Bay.

15. Subsequent Events

HSH Rebalancing

HSH Nordbank has the right to have the properties serving as collateral under the HSH Nordbank credit facility appraised every two years. Subject to this requirement, in April 2012, HSH Nordbank notified the Company of its intent to appraise these properties. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, the Company will be required to make a partial payment or provide additional collateral to eliminate such excess. Should the need arise, the Company expects to fund such amounts with cash on hand or borrowings under its revolving credit facility. As described in Note 2 – Summary of Significant Accounting Policies – Restricted Cash, the Company currently has a $107.0 million letter of credit from the Bank of Montreal related to past appraisals of these properties.

*****

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•	Catastrophic events, such as hurricanes, earthquakes, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

•	Risks associated with the currency exchange rate related to our international investment;

•
Risks associated with our international investment, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of March 31, 2012, we had direct and indirect interests in 57 properties. These properties consist of 43 office properties located throughout the United States, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located primarily in five states in the Southeastern United States (the “Grocery-Anchored Portfolio”).

The following table provides summary information regarding the properties in which we owned interests as of March 31, 2012. All assets which are 100% owned by us are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership (1)
Directly-owned Properties
321 North Clark	Chicago, Illinois	04/2006	889,744	79%	100%
Citymark	Dallas, Texas	08/2005	218,926	82%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	85%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,253,343	82%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	95%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	85%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579	100%	100%
2100 Powell	Emeryville, California	12/2006	345,892	100%	100%
Williams Tower	Houston, Texas	05/2008	1,479,764	89%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
One Wilshire	Los Angeles, California	08/2007	661,553	94%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,912	61%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,018,457	82%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	769,490	75%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	85%	100%
1515 S Street	Sacramento, California	11/2005	351,745	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	254,145	90%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	70%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	99%	100%
Total for Directly-Owned Properties			11,374,819	86%

Indirectly-owned Properties

Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	91%	23%
The Carillon Building	Charlotte, North Carolina	07/2007	472,946	74%	23%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	77%	23%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	96%	12%
333 West Wacker	Chicago, Illinois	04/2006	857,558	72%	18%
One Shell Plaza	Houston, Texas	05/2004	1,230,395	97%	12%
Two Shell Plaza	Houston, Texas	05/2004	565,573	95%	12%
425 Lexington Avenue	New York, New York	08/2003	700,034	100%	11%
499 Park Avenue	New York, New York	08/2003	296,005	91%	11%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	75%	23%
Riverfront Plaza	Richmond, Virginia	11/2006	951,616	97%	23%
Johnson Ranch Corporate Centre	Roseville, California	05/2007	179,990	37%	18%
Roseville Corporate Center	Roseville, California	05/2007	111,418	69%	18%
Summit at Douglas Ridge	Roseville, California	05/2007	185,128	76%	18%
Olympus Corporate Centre	Roseville, California	05/2007	193,178	52%	18%
Douglas Corporate Center	Roseville, California	05/2007	214,606	89%	18%
Wells Fargo Center	Sacramento, California	05/2007	502,365	92%	18%
525 B Street	San Diego, California	08/2005	449,180	79%	23%
The KPMG Building	San Francisco, California	09/2004	379,328	96%	23%
101 Second Street	San Francisco, California	09/2004	388,370	96%	23%
720 Olive Way	Seattle, Washington	01/2006	300,710	85%	18%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Effective Ownership (1)
1200 19th Street	Washington, D.C.	08/2003	337,369	83%		11%
Warner Center	Woodland Hills, California	10/2006	808,274	91%		18%
Total for Core Fund Properties			13,188,643	87%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	99,749	85%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	93%		70%
Champions Village	Houston, Texas	11/2008	384,581	94%		70%
King's Crossing	Kingwood, Texas	11/2008	126,397	98%		70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	93%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,796	89%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	88,108	96%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	93%		70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,652	95%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	98%		70%
Total for Grocery-Anchored Portfolio			1,505,835	94%

Other
Distribution Park Rio	Rio de Janeiro, Brazil	07/2007	690,579	100%		50%
Total for All Properties			26,759,876	88%	(2)
_________

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On March 31, 2012, Hines REIT owned a 95.3% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 4.7% interest in the Operating Partnership. In addition, the Company owned an approximate 28.2% non-managing general partner interest in the Core Fund as of March 31, 2012. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.6% to 82.1%.

(2)
This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties.  The percentage leased based on the Company’s effective ownership interest in each property is 87%.

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

The estimated value per share was calculated as of a moment in time, and, although the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets, we do not undertake to update the estimated value per share on a regular basis.  Our board of directors has not determined, and was not required to determine a new estimated value per share since May 24, 2011.  As noted below, a portion of distributions to our stockholders have been or will be funded with a portion of the proceeds from sales of our investment property.  Accordingly, the estimated value per share may not accurately reflect the value of our assets.

We pay distributions to our shareholders on a quarterly basis. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering share price of $10.08 per share). With the authorization of our board of directors, we have continued to declare distributions in the amount of $0.00138082 per share, per day through June 30, 2012, which represents an annual distribution rate of 6.5%, based on our estimated share value of $7.78, effective on May 24, 2011 (assuming the current distribution rate is maintained for a twelve-month period).

 Distributions declared for July 2011 through June 2012 will be paid from two sources. Approximately 70% have been or will be paid from funds generated by our operations and approximately 30% have been or will be special distributions from the proceeds on sales of certain properties. These special distributions represent a return of our shareholders’ invested capital.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in "Management’s Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to our policies during 2012.

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

During the year ended December 31, 2011, we received proceeds of $128.7 million from the sale of Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada.  Further, for the three months ended March 31, 2012, we received an additional $2.0 million in proceeds related to the sale of Atrium on Bay on the settlement of reserves that were established during the closing of the sale.  Additionally, we are continually evaluating each of our investments to determine the appropriate time to sell assets in order to achieve attractive returns and provide additional liquidity to the Company.

The Core Fund has also sold interests in some of its investment properties in order to realize gains and provide it with additional liquidity.  During the year ended December 31, 2011, the Core Fund received net proceeds of $198.5 million from the sale of Three First National Plaza, an office building located in the business and financial district of Chicago, Illinois and $189.9 million from the sale of a 49% noncontrolling interest in One North Wacker, an office building located in the West Loop submarket of the central business district in Chicago, Illinois. This transaction was accounted for as an equity transaction, as the Core Fund retained control of the subsidiary.

Mortgage Financing

We have a $159.5 million mortgage loan expiring in November 2012 and three mortgage loans expiring in 2013 with outstanding principal balances totaling $456.0 million. We expect to refinance these mortgages, but if we are unable to refinance or are required to make principal payments upon refinancing, we expect to use cash flows from operating activities, proceeds from the sale of other real estate investments or proceeds from our revolving line of credit. To the extent we are required to use these sources, we will have less cash available to fund distributions.

In addition to our expiring mortgage loans, we could be required to post additional collateral or provide certain leasing or capital guarantees under our secured credit facility with HSH Nordbank in future periods. In April 2012, we were notified that HSH exercised its right to appraise the properties serving as collateral under this credit facility.  Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, we will be required to make a partial payment or provide additional collateral to eliminate such excess. Should the need arise, we expect to fund such amounts with cash on hand or borrowings under our revolving credit facility with KeyBank. As described in Note 2 – Summary of Significant Accounting Policies – Restricted Cash, we currently have a $107.0 million letter of credit from the Bank of Montreal related to past appraisals of these properties.

Cash Flows from Operating Activities

Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by interest payments, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur corporate-level debt service, general and administrative expenses and asset management fees. Net cash used in operating activities was approximately $9,000 for the three months ended March 31, 2012 compared to net cash used in operating activities of $4.0 million for the three months ended March 31, 2011. The change in cash flows from operating activities between 2012 and 2011 is primarily due to decreased deferred leasing costs paid out in the current period.

Cash Flows from Investing Activities

Net cash from investing activities was approximately $6.7 million and $466,000 for the three months ended March 31, 2012 and 2011, respectively.  During the three months ended March 31, 2012 and 2011, respectively, we had cash outflows related to investments in property of $1.0 million and $1.8 million, respectively primarily as a result of capital expenditures at our properties.

During the three months ended March 31, 2012 and 2011, we received distributions from the Core Fund totaling $4.0 million and $670,000, respectively, which was included in cash flows from investing activities as it exceeded our equity in earnings of the joint venture.  Beginning with the first quarter of 2009, the Core Fund decreased its distribution to us to pay down debt and improve its liquidity position, however, with strategic asset sales and mortgage refinancing the Core Fund has improved its liquidity position which enabled the Core Fund to increase its quarterly distribution to us based on our 28.2% ownership percentage in the Core Fund at March 31, 2012.

On June 1, 2011, we sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada.  We acquired Atrium on Bay in February 2007 for 250.0 million CAD ($215.5 million USD, based on the exchange rate in effect on the date of acquisition).  The contract sales price for Atrium on Bay was 344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale), exclusive of transaction costs. For the three months ended March 31, 2012, we received additional net proceeds of $2.0 million related to the settlement of reserves established at closing.

Cash Flows from Financing Activities

     Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have declared and expect to continue to declare distributions to shareholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly. We intend to continue this distribution policy for so long as our board of directors decides this policy is in our best interests. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering share price of $10.08 per share). With the authorization of our board of directors, we have continued to declare distributions in the amount of $0.00138082 per share, per day through June 30, 2012, which represents an annual distribution rate of 6.5%, based on our estimated share value of $7.78 (assuming the current distribution rate is maintained for a twelve-month period).

With respect to the $0.00138082 per share, per day distributions declared for July 2011 through June 2012, $0.00041425 of the per share, per day distributions were or will be designated by us as special distributions which represent a return of a portion of the shareholders’ invested capital and, as such, reduce their remaining investment in the Company. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designations of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our shareholders.  The remaining 70% of our distributions was or will be paid from funds generated by our operations. See “Executive Summary” above for a discussion of the possible impact of the special distributions on the estimated value per share that was determined by our board of directors in May 2011.

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

        The table below outlines our total distributions declared to shareholders and noncontrolling interests for each of the quarters during 2012 and 2011, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Shareholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared

2012
March 31, 2012	$16,813	$11,888	$28,701	(1)	$139

2011
December 31, 2011	$16,743	$12,117	$28,860	(1)	$1,355
September 30, 2011	$16,505	$12,201	$28,706	(1)	$1,291
June 30, 2011	$15,995	$12,248	$28,243		$1,217
March 31, 2011	$15,491	$12,324	$27,815		$1,151
Total	$64,734	$48,890	$113,624		$5,014

(1)
As stated above, a portion of these distributions were designated by us as special distributions and funded using proceeds from sales of investment property, which represents a return of a portion of the shareholder’s invested capital.  For the quarters ended March 31, 2012, December 31, 2011 and September 30, 2011, respectively, $8.6 million, $8.7 million and $8.6 million of the total distributions declared to our shareholders were paid using such sales proceeds.

For the three months ended March 31, 2012 we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments and proceeds from the sales of our real estate investments from prior periods.  For the three months ended March 31, 2011 we funded our cash distributions with distributions received from our unconsolidated investments and proceeds from the sales of our real estate investments from prior periods.

Redemptions

During the three months ended March 31, 2012 and 2011, we funded redemptions of $2.5 million and $2.9 million, respectively, pursuant to the terms of our share redemption program.

Debt Financings

We use debt financing from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.  As of March 31, 2012 and December 31, 2011 our portfolio was approximately 55% leveraged.  This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.  Additionally, as of March 31, 2012 and December 31, 2011, our debt financing had a weighted average interest rate of 5.64% (including the effect of interest rate swaps).

We entered into a $45.0 million revolving line of credit with KeyBank on February 3, 2011. This facility (as amended) has a maturity date of February 3, 2013. For the three months ended March 31, 2012, we did not have any activity under our revolving credit facility. For the three months ended March 31, 2011, we received debt proceeds of $17.5 million related to borrowings under our revolving credit facility which was subsequently repaid. We generally use proceeds from our revolving credit facility to fund general working capital needs.

 Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

We owned 21 properties directly that were 86% leased as of March 31, 2012 compared to 22 properties that were 89% leased as of March 31, 2011. The table below includes revenues and expenses of our directly-owned properties for the three months ended March 31, 2012 and 2011. Please note the following analysis excludes the activity of Atrium on Bay, which we sold in June 2011.  See “Discontinued Operations” below for additional information regarding our property dispositions. All amounts in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2012	2011	$	%

Property revenues	$68,461	$68,906	$(445)	(0.6)%
Less: Property expenses (1)	29,530	29,805	(275)	(0.9)%
Total property revenues in excess of expenses	$38,931	$39,101	$(170)	(0.4)%

Other
Depreciation and amortization	$20,502	$23,406	$(2,904)	(12.4)%
Interest expense	$19,445	$19,891	$(446)	(2.2)%
Interest income	$172	$52	$120	230.8%
Income tax expense	$153	$130	$23	17.7%
__________

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

Property revenues in excess of expenses for the three months ended March 31, 2012 were materially consistent with the same period in 2011.

Depreciation and amortization decreased during the three months ended March 31, 2012 as compared to the same period in 2011 due to fully amortized in-place lease intangibles.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  As a result of future potential disposals and other factors, our results of operations for the period ended March 31, 2012 could differ from our results of operations in future periods.

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

The results of operations of Atrium on Bay and the gain realized on the disposition of this property are as follows:

	Three Months Ended March 31,
	2012		2011
	(In thousands)
Revenues:
Rental revenue	$365		$10,301
Other revenue	-		1,340
Total revenues	365		11,641
Expenses:
Property operating expenses	50		3,018
Real property taxes	-		2,575
Property management fees	-		281
Depreciation and amortization	-		2,273
Total expenses	50		8,147
Income from discontinued operations before interest income (expense), taxes and gain on sale	315		3,494
Interest expense	-		(2,635)
Interest income	16		17
(Provision) benefit for income taxes	(27)		-
Income from discontinued operations before gain on sale	304		876
Gain on sale of properties	1,876	(1)	-
Income from discontinued operations	$2,180		$876

    (1)      During the three months ended March 31, 2012, we recognized an additional gain of $1.9 million related to the settlement of reserves that were established during the closing of the sale of Atrium on Bay.

CORPORATE LEVEL ACTIVITIES

Funds from Operations and Modified Funds from Operations

Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized by investors and analysts as one measure of operating performance of a real estate company.  FFO excludes items such as real estate depreciation and amortization. Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost accounting alone is insufficient.  In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs.

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

As such, we believe FFO and MFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures and are useful to investors in understanding how our management evaluates our ongoing performance.  However, FFO and MFFO should not be considered as alternatives to net income (loss) or to cash flows from operating activities and are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs. Additionally, please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

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

•
MFFO excludes acquisition fees payable to our Advisor.  Although these amounts reduce net income, we fund such costs with proceeds from our current public offerings and acquisition-related indebtedness and do not consider these fees in the evaluation of our operating performance and determining MFFO.

The table below summarizes FFO and MFFO for the three months ended March 31, 2012 and 2011 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands, except per share amounts).

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(5,422)	$(9,282)
Depreciation and amortization (1)	20,502	25,680
Gain on sale of investment property (2)	(1,876)	-
Adjustments to equity in earnings from unconsolidated entities, net (3)	8,166	9,282
Adjustments for noncontrolling interests (4)	200	(1,019)
Funds from operations	21,570	24,661
Gain on derivative instruments (5)	(3,768)	(5,196)
Other components of revenues and expenses (6)	479	(2,173)
Adjustments to equity in earnings (losses) from unconsolidated entities, net (3)	(203)	(261)
Adjustments for noncontrolling interests (4)	164	303
Modified Funds From Operations	$18,242	$17,334

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.05)
Funds From Operations Per Common Share	$0.09	$0.11
Modified Funds From Operations Per Common Share	$0.08	$0.08
Weighted Average Shares Outstanding	228,409	223,814

1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes zero and $2.3 million of depreciation and amortization related to discontinued operations for the three months ended March 31, 2012 and 2011, respectively.

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

6)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended March 31,
	2012	2011
Straight-line rent adjustment (a)	$(1,548)	$(2,350)
Amortization of lease incentives (b)	3,372	2,815
Amortization of out-of-market leases (b)	(1,555)	(2,849)
Other	210	211
	$479	$(2,173)

a	)
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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
Pursuant to the terms of the Grocery Anchored Portfolio joint venture agreement, for the three months ended March 31, 2012 and 2011, we received distributions of approximately $780,000 and $670,000 in excess of our pro-rata share of the joint venture’s MFFO, respectively.

•	Amortization of deferred financing costs was approximately $368,000 and $709,000 for the three months ended March 31, 2012 and 2011, respectively, and was deducted in determining MFFO.

•
A portion of our asset management fees are paid in equity through the Participation Interest. For the three months ended March 31, 2012 and 2011, we recorded expense of $5.2 million and $3.9 million, respectively, due to increases in the Participation Interest and its related distributions.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described elsewhere in this Quarterly Report on Form 10-Q and previously in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of March 31, 2012, we had $520.0 million of debt outstanding under our HSH Credit Facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  Please see “Debt Financings” for more information concerning our outstanding debt.

We currently have a 50% indirect interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. As a result, we are subject to risk from the effects of exchange rate movements between the Brazilian Reais and the U.S. dollar, which may affect future costs and cash flows. We are currently a net receiver of Reais (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Reais. Based upon our equity ownership in Distribution Park Rio as of March 31, 2012, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the Brazilian Reais and the U.S. dollar would decrease the net book value of our investment in Distribution Park Rio by approximately $2.9 million.

 Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 15, 2012, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, we did not sell or issue any equity securities that were not registered under the Securities Act.

All eligible requests for redemptions received by the Company were redeemed using proceeds from our dividend reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Total
			Number of	Maximum
			Shares	Number of
			Redeemed as	Shares that
			Part of	May Yet be
	Total	Average	Publicly	Redeemed
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Redeemed	Share	Programs	Programs (2)
January 1, 2012 to March 31, 2012 (1)	327,508	$7.78	327,508	1,557,429
Total	327,508		327,508

(1)	All shares were redeemed on January 3, 2012.
(2)
Our share redemption program is currently limited to requests made in connection with the death or disability of a stockholder. If we determine to redeem shares, we redeem shares on a quarterly basis and such redemptions will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the prior quarter. This amount represents the number of shares available for redemption on April 1, 2012. For more information regarding our share redemption program, please see Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.   Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES REAL ESTATE INVESTMENT TRUST, INC.

May 14, 2012	By:	/s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

May 14, 2012	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.			Description
3.1		—
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
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 14, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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