Form 10-Q
period 2012-09-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2012-11-13
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes ☐   No ☒
As of November 9, 2012, 259.6 million shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41

SIGNATURES
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2012	December 31, 2011
	(in thousands, except per share amounts)
ASSETS:
Investment property, net	$1,875,304	$1,950,126
Investments in unconsolidated entities	354,419	348,986
Cash and cash equivalents	100,505	130,445
Restricted cash	110,049	110,915
Distributions receivable	6,165	5,604
Tenant and other receivables	70,631	68,090
Intangible lease assets, net	134,515	160,093
Deferred leasing costs, net	177,424	129,291
Deferred financing costs, net	4,183	5,286
Other assets	3,432	3,176
TOTAL ASSETS	$2,836,627	$2,912,012

LIABILITIES:
Accounts payable and accrued expenses	$109,054	$72,643
Due to affiliates	6,803	5,823
Intangible lease liabilities, net	40,746	49,279
Other liabilities	12,804	15,259
Interest rate swap contracts	107,778	109,891
Participation interest liability	90,270	76,968
Distributions payable	29,434	30,215
Notes payable	1,336,997	1,338,224
Total liabilities	1,733,886	1,698,302

Commitments and contingencies (Note 12)	—	—

EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2012 and December 31, 2011	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 230,589 and 227,180 common shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	232	228
Additional paid-in capital	1,453,910	1,515,111
Accumulated deficit	(349,781)	(301,710)
Accumulated other comprehensive income (loss)	(1,620)	81
Total shareholders' equity	1,102,741	1,213,710
Noncontrolling interests	—	—
Total equity	1,102,741	1,213,710
TOTAL LIABILITIES AND EQUITY	$2,836,627	$2,912,012

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2012 and 2011
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$62,919	$62,774	$188,045	$192,050
Other revenue	5,606	5,721	16,705	16,992
Total revenues	68,525	68,495	204,750	209,042
Expenses:
Property operating expenses	20,210	20,535	59,488	59,181
Real property taxes	9,203	6,904	26,019	23,342
Property management fees	1,628	1,641	4,809	4,844
Depreciation and amortization	19,958	23,450	60,879	70,999
Asset management fees	7,949	6,405	23,513	9,736
General and administrative	1,644	1,844	5,251	5,321
Impairment losses	—	—	46,058	—
Total expenses	60,592	60,779	226,017	173,423
Income (loss) from continuing operations before other income (expenses), provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	7,933	7,716	(21,267)	35,619
Other income (expenses):
Gain (loss) on derivative instruments, net	739	(22,549)	2,113	(26,349)
Interest expense	(19,620)	(21,357)	(58,501)	(61,642)
Interest income	171	195	523	338
Income (loss) from continuing operations before provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	(10,777)	(35,995)	(77,132)	(52,034)
Provision for income taxes	(55)	(147)	(398)	(366)
Equity in earnings (losses) of unconsolidated entities, net	27,573	17,594	27,467	(3,532)
Income (loss) from continuing operations	16,741	(18,548)	(50,063)	(55,932)
Income (loss) from discontinued operations, net of taxes	(313)	—	2,411	108,784
Net income (loss)	16,428	(18,548)	(47,652)	52,852
Less: Net income attributable to noncontrolling interests	(141)	(1,291)	(419)	(3,659)
Net income (loss) attributable to common shareholders	$16,287	$(19,839)	$(48,071)	$49,193
Basic and diluted income (loss) per common share	$0.07	$(0.09)	$(0.21)	$0.22
Distributions declared per common share	$0.13	$0.13	$0.38	$0.38
Weighted average number of common shares outstanding	230,587	225,975	229,502	224,859

Net comprehensive income (loss):
Net income (loss)	$16,428	$(18,548)	$(47,652)	$52,852
Other comprehensive income (loss):
Foreign currency translation adjustment	402	(6,136)	(1,701)	(11,791)
Net comprehensive income (loss)	16,830	(24,684)	(49,353)	41,061
Net comprehensive income attributable to noncontrolling interests	(141)	(1,291)	(419)	(3,659)
Net comprehensive income (loss) attributable to common shareholders	$16,689	$(25,975)	$(49,772)	$37,402

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(UNAUDITED)
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests
BALANCE, January 1, 2012	227,180	$228	$1,515,111	$(301,710)	$81	$1,213,710	$—
Issuance of common shares	4,604	5	35,815	—	—	35,820	—
Redemption of common shares	(1,195)	(1)	(9,952)	—	—	(9,953)	—
Distributions declared	—	—	(86,831)	—	—	(86,831)	(419)
Other offering costs, net	—	—	(233)	—	—	(233)	—
Net income (loss)	—	—	—	(48,071)	—	(48,071)	419
Foreign currency translation adjustment	—	—	—	—	(1,701)	(1,701)	—
BALANCE, September 30, 2012	230,589	$232	$1,453,910	$(349,781)	$(1,620)	$1,102,741	$—

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests
BALANCE, January 1, 2011	222,795	$223	$1,590,488	$(340,610)	$12,043	$1,262,144	$—
Issuance of common shares	4,204	4	37,429	—	—	37,433	—
Redemption of common shares	(1,022)	(1)	(8,762)	—	—	(8,763)	—
Distributions declared	—	—	(84,764)	—	—	(84,764)	(3,659)
Other offering costs, net	—	—	(49)	—	—	(49)	—
Net income (loss)	—	—	—	49,193	—	49,193	3,659
Foreign currency translation adjustment	—	—	—	—	(2,900)	(2,900)	—
Reclassification of foreign currency translation adjustment to earnings	—	—	—	—	(8,891)	(8,891)	—
BALANCE, September 30, 2011	225,977	$226	$1,534,342	$(291,417)	$252	$1,243,403	$—

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(47,652)	$52,852
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	68,476	80,276
Gain on sale of investment property	(2,263)	(107,241)
Impairment losses	46,058	—
Equity in (earnings) losses of unconsolidated entities	(27,467)	3,532
Distributions received from unconsolidated entities	2,158	2,231
Other losses, net	31	31
(Gain) loss on derivative instruments, net	(2,113)	26,349
Net change in operating accounts	(20,899)	(51,527)
Net cash from operating activities	16,329	6,503
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	17,153	7,281
Investments in property	(4,416)	(6,006)
Proceeds from sale of land and improvements, net	1,976	128,709
Change in cash collateral on notes payable	—	106,248
Change in restricted cash	866	(106,654)
Net cash from investing activities	15,579	129,578
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in other liabilities	422	304
Redemption of common shares	(9,297)	(8,855)
Payments of offering costs	(256)	(53)
Distributions paid to shareholders and noncontrolling interests	(51,028)	(50,449)
Proceeds from notes payable	—	163,000
Payments on notes payable	(1,736)	(153,582)
Additions to deferred financing costs	—	(1,376)
Net cash from financing activities	(61,895)	(51,011)
Effect of exchange rate changes on cash	47	(211)
Net change in cash and cash equivalents	(29,940)	84,859
Cash and cash equivalents, beginning of period	130,445	64,592
Cash and cash equivalents, end of period	$100,505	$149,451

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2011 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of September 30, 2012 and the results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Public Offering

Hines REIT commenced its initial public offering in June 2004 and has raised $2.5 billion through three public offerings, the last of which expired in December 2010.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s new $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as  the “DRP Offering.” From inception of the DRP Offering through September 30, 2012, Hines REIT received gross offering proceeds of $126.4 million from the sale of 14.9 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan. On October 1, 2012, Hines REIT received gross offering proceeds of $11.8 million from the sale of 1.5 million shares through its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of September 30, 2012 and December 31, 2011, Hines REIT owned a 94.9%  and 95.4%, respectively, general partner interest in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of both September 30, 2012 and December 31, 2011. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 4.6% and 4.1% limited partnership interest in the Operating Partnership as of September 30, 2012 and December 31, 2011, respectively, which is a profits interest (the “Participation Interest”). See Note 9 — Related Party Transactions for additional information regarding the Participation Interest.

Investment Property

As of September 30, 2012, the Company owned direct and indirect investments in 55 properties. These properties consisted of 41 U.S. office properties, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company makes investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 27.1% and 27.5% non-managing general partner interest as of September 30, 2012 and December 31, 2011, respectively. The Company also owns a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate.  The Company accounts for each of these investments using the equity method of accounting. See Note 5 — Investments in Unconsolidated Entities for additional information regarding the Company’s investments in unconsolidated entities.

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

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in the Core Fund, the Grocery-Anchored Portfolio, or Distribution Park Rio for the three and nine months ended September 30, 2012 and 2011.  However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil. The Company’s foreign subsidiaries translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities were translated at the exchange rate in effect as of the balance sheet date. Income statement amounts were translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains and losses resulting from translation were included in accumulated other comprehensive income as a separate component of shareholders’ equity.  Accumulated other comprehensive income as of  September 30, 2012 is related to the Company’s indirect investment in a property in Rio de Janeiro, Brazil and the remaining non-operating net assets of the property in Canada that the Company owned directly until the Company sold the property in June 2011.  During the nine months ended September 30, 2011, the Company reclassified $8.9 million from accumulated other comprehensive income to gain on sale of properties as a result of the disposal of its directly-owned property in Canada in June 2011.

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than the carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.  See Note 13 — Fair Value Disclosures for additional information regarding our policy for determining fair values of our investment property.

During the second quarter of 2012, the Company determined that two of its directly-owned investment properties located in Melville, New York and Seattle, Washington were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values.  As a result, an impairment loss was recorded related to those certain properties of $46.1 million for the nine months ended September 30, 2012.  For the three months ended September 30, 2012, management believes no such impairment has occurred for the Company’s directly-owned assets. If market conditions deteriorate or if management’s plans for certain properties change, additional impairment charges could be required in the future. See Note 13 — Fair Value Disclosures for additional information.

During the second quarter of 2012, an impairment loss of $3.6 million was recorded related to one of the Company’s indirectly-owned properties located in the suburban area of Sacramento, California and during the third quarter of 2012, an impairment loss of $8.9 million was recorded related to four of the Company's indirectly-owned properties located in the suburban area of Sacramento, California.  Additionally, during the second quarter of 2011, impairment losses were recorded related to five of the Company's indirectly-owned properties located in the suburban area of Sacramento, California, which resulted in a $101.1 million impairment charge for the nine months ended September 30, 2011.  See Note 5 — Investments in Unconsolidated Entities for additional information.

Restricted Cash

As of September 30, 2012 and December 31, 2011, the Company had restricted cash of $110.0 million and $110.9 million, respectively. In May 2011, the Company replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal. As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the condensed consolidated balance sheet.  HSH Nordbank has the right to have the properties serving as collateral under the HSH Nordbank credit facility appraised every two years. Subject to this requirement, in October 2012, HSH Nordbank notified the Company that the outstanding principal amounts under the facility exceeded 55% of the appraised values of the properties and therefore the Company would be required to provide additional collateral in the amount of $9.9 million to rebalance the portfolio. The Company obtained a letter of credit from the Bank of Montreal in October 2012 in order to meet the additional collateral required by HSH Nordbank. As collateral for the letter of credit, the Company posted a cash deposit with the Bank of Montreal.

The remaining balance in restricted cash for each period is related to escrow accounts required by certain of the Company’s mortgage agreements.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $5.4 million and $7.0 million at September 30, 2012 and December 31, 2011, respectively.

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

Tenant inducement amortization was $4.1 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively. In addition, the Company recorded $1.7 million and $1.3 million as amortization expense related to other direct leasing costs for the three months ended September 30, 2012 and 2011, respectively.

Tenant inducement amortization was $11.3 million and $9.0 million for the nine months ended September 30, 2012 and 2011, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $4.8 million and $4.3 million as amortization expense related to other direct leasing costs for the nine months ended September 30, 2012 and 2011, respectively.

Other Assets

Other assets included the following (in thousands):

	September 30, 2012	December 31, 2011
Prepaid insurance	$1,474	$881
Prepaid/deferred taxes	1,030	1,496
Other	928	799
Total	$3,432	$3,176

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of September 30, 2012 and December 31, 2011, respectively, the Company recorded liabilities of $7.0 million and $10.4 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets.  The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $55.1 million and $51.2 million as of September 30, 2012 and December 31, 2011, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Redemption of Common Stock

Financial instruments that represent a mandatory obligation of the Company to repurchase shares are required to be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $3.2 million and $2.5 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity. Effective December 31, 2009, the Company suspended its share redemption program except for redemption requests made in connection with the death or disability of a shareholder.

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

In December 2011, FASB issued guidance to resolve the diversity in practice about whether the derecognition criteria for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt.  This guidance is effective beginning July 1, 2012 and did not have a material effect on the Company’s financial statements.

In July 2012, FASB amended the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard will not have a material effect on the Company's financial statements.

In August 2012, FASB amended a number of SEC sections in the Accounting Standards Codification (the "Codification") as a result of (1) the issuance of SAB 114, which served to revise or rescind portions of the interpretive guidance included in the Codification regarding the Staff Accounting Bulletin Series, (2) the issuance of SEC final Rule release 33-9250, which related to adopting technical amendments to various rules and forms under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Investment Company Act of 1940, as amended, and (3) necessary corrections related to ASU 2010-22, which served to amend certain SEC paragraphs in the Codification in order to address some technical corrections. The guidance was effective upon issuance and did not have a material effect on the Company's financial statements.

In October 2012, FASB clarified and relocated guidance in the Codification, corrected unintended application of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance are effective upon issuance and amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. This guidance is not expected to have a material impact on the Company's financial statements.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Buildings and improvements	$1,730,246	$1,769,940
Less: accumulated depreciation	(224,491)	(202,654)
Buildings and improvements, net	1,505,755	1,567,286
Land	369,549	382,840
Investment property, net	$1,875,304	$1,950,126

During the second quarter of 2012, the Company recorded impairment losses of $46.1 million to reduce the book values of certain investment properties to their fair value.  See Note 13 — Fair Value Disclosures for additional information.

Lease Intangibles

As of September 30, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$276,428	$47,674	$99,750
Less: accumulated amortization	(164,524)	(25,063)	(59,004)
Net	$111,904	$22,611	$40,746

As of December 31, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$311,202	$52,824	$104,443
Less: accumulated amortization	(177,054)	(26,879)	(55,164)
Net	$134,148	$25,945	$49,279

Amortization expense of in-place leases was $7.1 million and $10.9 million for the three months ended September 30, 2012 and 2011, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $2.2 million and $1.6 million, respectively. Amortization expense of in-place leases was $22.2 million and $34.4 million for the nine months ended September 30, 2012 and 2011, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $5.2 million and $6.9 million, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from October 1, 2012 through December 31, 2012 and for each of the years ended December 31, 2013 through 2016 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
October 1, 2012 through December 31, 2012	$5,988	$(1,188)
2013	20,144	(4,970)
2014	17,554	(4,405)
2015	15,866	(3,566)
2016	13,160	(2,494)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2012, the approximate fixed future minimum rentals for the period from October 1, 2012 through December 31, 2012 and for each of the years ended December 31, 2013 through 2016 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2012 through December 31, 2012	$48,818
2013	190,520
2014	175,653
2015	167,650
2016	151,365
Thereafter	570,464
Total	$1,304,470

During the nine months ended September 30, 2012 and 2011, the Company did not earn more than 10% of its revenue from any individual tenant.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2011	2012		2011
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$—		$—	$377		$17,298
Other revenue	25		—	25		2,365
Total revenues	25		—	402		19,663
Expenses:
Property operating expenses	111		—	311		5,332
Real property taxes	—		—	—		4,225
Property management fees	—		—	—		475
Depreciation and amortization	—		—	—		3,770
Total expenses	111		—	311		13,802
Income (loss) from discontinued operations before interest income (expense), taxes and gain (loss) on sale	(86)		—	91		5,861
Interest expense	—		—	—		(4,426)
Interest income	4		—	23		33
Benefit (provision) for income taxes	72		—	34		75
Income (loss) from discontinued operations before gain (loss) on sale	(10)		—	148		1,543
Gain (loss) on sale of properties	(303)	(1)	—	2,263	(1)	107,241
Income (loss) from discontinued operations	$(313)		$—	$2,411		$108,784

(1)	The additional gain (loss) on sale of properties recorded in 2012 is primarily related to the settlement of reserves that were established during the closing of the sale of Atrium on Bay.

The tables below show income (loss) and income (loss) per share attributable to common shareholders allocated between continuing operations and discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Income (loss) from continuing operations attributable to common shareholders	$16,584	$(19,839)	$(50,369)	$(55,098)
Income (loss) from discontinued operations attributable to common shareholders	(297)	—	2,298	104,291
Net income (loss) attributable to common shareholders	$16,287	$(19,839)	$(48,071)	$49,193

Basic and diluted income (loss) per share attributable to common shareholders
Income (loss) from continuing operations	$0.07	$(0.09)	$(0.22)	$(0.25)
Income (loss) from discontinued operations	$—	$—	$0.01	$0.46

5.   Investments in Unconsolidated Entities

As discussed in Note 1 ─ Organization, the Company owns indirect investments in 34 properties through its interests in the Core Fund, Distribution Park Rio and the Grocery-Anchored Portfolio.

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$333,779	$348,215	$348,986	$373,798
Distributions declared	(6,812)	(3,165)	(19,874)	(9,780)
Equity in earnings (losses)	27,573	17,594	27,467	(3,532)
Effect of exchange rate	(121)	(5,394)	(2,160)	(3,236)
Ending balance	$354,419	$357,250	$354,419	$357,250

Combined condensed financial information of these investments is summarized as follows (in thousands):

Combined Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash	$278,928	$216,922
Investment property, net	3,016,425	3,193,481
Other assets	631,951	847,504
Total Assets	$3,927,304	$4,257,907

LIABILITIES AND EQUITY
Debt	$2,083,140	$2,353,780
Other liabilities	245,487	305,494
Redeemable noncontrolling interests	402,349	411,768
Equity	1,196,328	1,186,865
Total Liabilities and Equity	$3,927,304	$4,257,907

Combined Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Total revenues and gains	$109,138	$103,774	$324,783	$309,417
Total expenses	113,029	114,673	324,344	438,181
Income (loss) from continuing operations	(3,891)	(10,899)	439	(128,764)
Income (loss) from discontinued operations	251,152	115,142	248,108	119,209
Net income (loss)	247,261	104,243	248,547	(9,555)
Less (income) loss allocated to noncontrolling interests	(145,975)	(38,838)	(147,941)	(4,277)
Net income (loss) attributable to parent	$101,286	$65,405	$100,606	$(13,832)

The following discusses items of significance for the periods presented for our equity method investments:

On August 9, 2012, the Core Fund sold One Shell Plaza and Two Shell Plaza (collectively, “Shell Plaza”) two office properties located in downtown Houston, Texas which it acquired in May 2004 for a contract purchase price of $351.8 million.  The contract sales price was $550.0 million.   As a result of this sale, the Core Fund reclassified the results of operations for this property into discontinued operations for the three and nine months ended September 30, 2012 and 2011, as reflected in the table above.

During the second quarter of 2012, the Core Fund recorded an impairment loss of $3.6 million related to one of its properties located in suburban Sacramento, California.  Additionally, during the third quarter of 2012, the Core Fund recorded an impairment loss of $8.9 million related to four of its properties located in suburban Sacramento, California. These impairments resulted in a decrease in the Company’s equity in earnings (losses) of the Core Fund of $1.6 million and $2.2 million for the three and nine months ended September 30, 2012, respectively.  Due to deterioration in the financial condition at one of the properties, the Core Fund has elected to not make debt service payments on the secured, nonrecourse mortgage loan at the property.  This has resulted in a default, and potentially, a foreclosure on the property by the lender.  If foreclosure occurs, the Core Fund will relinquish all rights and title to the property and will be relieved of the entire value of the mortgage loan.

On April 5, 2012, a subsidiary of the Core Fund executed a discounted pay-off agreement with the lender concerning the debt secured by One Renaissance Square, an office building located in Phoenix, Arizona, to release the Core Fund from all outstanding debt and obligations, including the outstanding principal balance of $103.6 million, at a discounted amount of

$89.3 million.  As a result of the debt extinguishment, the Core Fund recognized a gain on debt extinguishment of $12.6 million. Additionally, on July 10, 2012, a subsidiary of the Core Fund executed a discounted pay-off agreement with the lender concerning the debt secured by Two Renaissance Square, an office building located in Phoenix, Arizona, to release the Core Fund from all outstanding debt and obligations, including the outstanding principal balance of $85.2 million, at a discounted amount of $79.0 million. As a result of the debt extinguishment, the Core Fund recognized a gain on debt extinguishment of $5.7 million. These discounted pay-off transactions resulted in an increase in the Company's equity in earnings (losses) of the Core Fund of $1.3 million and $4.1 million for the three and nine months ended September 30, 2012, respectively.

On August 26, 2011 the Core Fund sold Three First National Plaza, an office building located in Chicago, Illinois, which it acquired in March 2005 for a contract purchase price of $245.3 million.  The contract sales price was $344.0 million.  As a result of this sale, the Core Fund reclassified the results of operations for this property into discontinued operations for the three and nine months ended September 30, 2011 above.

During the second quarter of 2011, the Core Fund recorded an impairment loss of $101.1 million related to five of its properties located in suburban Sacramento, California.  This resulted in a decrease in the Company’s equity in earnings (losses) of the Core Fund for the nine months ended September 30, 2011 of $18.0 million.

Grocery-Anchored Portfolio

The Company has concluded its investment in the Grocery-Anchored Portfolio qualifies as a variable interest entity (“VIE”). The Grocery-Anchored Portfolio is financed with a $100.0 million secured note, which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”). The JV Partner is the manager of the investment properties, which provides it with the power to direct the activities of the VIE that most significantly impact the VIE’s financial performance. Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE. The Company's maximum loss exposure is expected to change in future periods as a result of income earned, distributions received, and contributions made. Other than the initial capital contribution provided by the Company at the inception of the joint venture, the Company has not provided any additional subordinated financial support.

The table below includes the Company’s maximum loss exposure related to this investment as of September 30, 2012 and December 31, 2011, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

Period	Investment in Grocery-Anchored Portfolio(1)	Maximum Risk of Loss
September 30, 2012	$55,497	$55,497
December 31, 2011	$59,904	$59,904

(1)
Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in losses.

6.  Debt Financing

The following table includes all of the Company’s outstanding notes payable balances as of September 30, 2012 and December 31, 2011 (in thousands, except interest rates):

Description	Maturity Date		Interest Rate		Principal Outstanding at September 30, 2012	Principal Outstanding at December 31, 2011
SECURED MORTGAGE DEBT
The Prudential Insurance Company of America — One Wilshire	2/1/2013	(1)	5.98%		$159,500	$159,500
New York State Teachers’ Retirement System – 2555 Grand	5/1/2013		5.38%		86,000	86,000
New York State Teachers’ Retirement System – Williams Tower	6/1/2013		5.50%		165,000	165,000
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	6/11/2015		5.33%		9,454	9,556
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	11/11/2015		5.53%		9,950	10,066
Metropolitan Life Insurance Company — 1515 S. Street	9/1/2016		4.25%		39,979	40,691
IXIS Real Estate Capital Inc. – Raytheon/DIRECTV Buildings	12/5/2016		5.68%		50,565	51,222
Artesia Mortgage Capital Corporation – 345 Inverness Drive	12/11/2016		5.85%		14,973	15,123
Wells Fargo Bank, N.A. — Airport Corporate Center	9/1/2021		5.14%		79,000	79,000
HSH POOLED MORTGAGE FACILITY(2)
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2016		5.86%	(3)	185,000	185,000
HSH Nordbank — 3400 Data Drive, 2100 Powell	1/12/2017		5.25%	(4)	98,000	98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2017		5.36%	(5)	119,000	119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2017		5.98%	(6)	48,000	48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2017		6.03%	(7)	70,000	70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	1/1/2013		5.70%		205,000	205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	2/3/2013		Variable		—	—
TOTAL PRINCIPAL OUTSTANDING					1,339,421	1,341,158
Unamortized Discount(8)					(2,424)	(2,934)
NOTES PAYABLE					$1,336,997	$1,338,224

(1)
On October 24, 2012, a subsidiary of the Operating Partnership executed a 90-day extension with Prudential to extend the maturity date of the loan from November 1, 2012 to February 1, 2013. On October 2, 2012, a subsidiary of the Operating Partnership executed a Letter of Intent with the Bank of China for a $200.0 million secured mortgage loan. The loan has a floating interest rate based on LIBOR plus 2.75% and a four-year initial term with the option to renew for one additional year. The loan is expected to close in December 2012 although there can be no assurances regarding when or if the loan will close.

(2)
See Note 2 — Significant Accounting Policies – Restricted Cash for information concerning HSH Nordbank’s right to appraise the properties that serve as collateral under the HSH pooled mortgage facility and the Company's provision of additional collateral pursuant to this requirement in October 2012.

(3)
This loan has a floating interest rate based on LIBOR plus 0.4%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.86% (including the 0.4% margin). See Note 7 — Derivative Instruments for additional information regarding the Company’s derivatives.

(4)
This loan has a floating interest rate based on LIBOR plus 0.4%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.25% (including the 0.4% margin). See Note 7 — Derivative Instruments for additional information regarding the Company’s derivatives.

(5)
This loan has a floating interest rate based on LIBOR plus 0.4%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.36% (including the 0.4% margin). See Note 7 — Derivative Instruments for additional information regarding the Company’s derivatives.

(6)
This loan has a floating interest rate based on LIBOR plus 0.4%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.98% (including the 0.4% margin). See Note 7 — Derivative Instruments for additional information regarding the Company’s derivatives.

(7)
This loan has a floating interest rate based on LIBOR plus 0.45%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 6.03% (including the 0.45% margin). See Note 7 — Derivative Instruments for additional information regarding the Company’s derivatives.

(8)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from October 1, 2012 through December 31, 2012, for each of the years ended December 31, 2013 through December 31, 2016 and for the period thereafter (in thousands):

	Principal Payments due by Period
	October 1, 2012 through December 31, 2012	2013	2014	2015	2016	Thereafter
Notes Payable	$160,102	$458,755	$3,757	$22,291	$284,433	$410,083

The Company is not aware of any instances of noncompliance with financial covenants as of September 30, 2012.

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

The tables below provide additional information regarding each of the Company’s outstanding interest rate swaps (all amounts are in thousands except for interest rates):

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
August 1, 2006	August 1, 2016	$185,000	LIBOR	5.4575%
January 12, 2007	January 12, 2017	$98,000	LIBOR	4.8505%
May 1, 2007	May 1, 2017	$119,000	LIBOR	4.9550%
July 17, 2007	July 17, 2017	$48,000	LIBOR	5.5800%
July 27, 2007	July 24, 2017	$70,000	LIBOR	5.5800%

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	September 30, 2012	December 31, 2011
Interest rate swap contracts	$107,778	$109,891
Total derivatives	$107,778	$109,891

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain (loss) on interest rate swap, net (1)	$739	$(22,549)	$2,113	$(26,349)
Total	$739	$(22,549)	$2,113	$(26,349)

(1)	Amounts represent the gain (loss) on interest rate swaps. Changes in fair value are recorded in gain (loss) on derivative instruments, net in the condensed consolidated statements of operations.

8.  Distributions

With the authorization of its board of directors, the Company continued to declare distributions in the amount of $0.00138082 per share, per day through December 31, 2012, which represents an annual distribution rate of 6.5%, based on the Company’s estimated share value of $7.78, determined on May 24, 2011 (assuming the current distribution rate is maintained for a twelve-month period).

With respect to the $0.00138082 per share, per day distributions declared for July 2011 through December 2012, $0.00041425 of the per share, per day distributions were or will be designated by the Company as special distributions which represent a return of a portion of the shareholders’ invested capital and, as such, reduce their remaining investment in the Company. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to the Company’s shareholders.

The table below outlines the Company’s total distributions declared to shareholders and noncontrolling interests for each of the quarters during 2012 and 2011, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Shareholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2012
September 30, 2012	$17,513	$11,780	$29,293	(1)	$141
June 30, 2012	17,054	11,783	28,837	(1)	139
March 31, 2012	16,813	11,888	28,701	(1)	139
Total	$51,380	$35,451	$86,831		$419

2011
December 31, 2011	$16,743	$12,117	$28,860	(1)	$1,355
September 30, 2011	16,505	12,201	28,706	(1)	1,291
June 30, 2011	15,995	12,248	28,243		1,217
March 31, 2011	15,491	12,324	27,815		1,151
Total	$64,734	$48,890	$113,624		$5,014

(1)
As stated above, a portion of these distributions were designated by us as special distributions and funded using proceeds from sales of investment property, which represents a return of a portion of the shareholder’s invested capital.  For the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011, respectively, $8.8 million, $8.7 million, $8.6 million, $8.7 million and $8.6 million of the total distributions declared to our shareholders were paid using such sales proceeds.

9.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines and the Advisor for the three and nine months ended September 30, 2012 and 2011 and outstanding as of September 30, 2012 and December 31, 2011 (all amounts are in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Type and Recipient	2012	2011	2012	2011	2012	2011
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership(1)	$5,398	$3,897	$15,894	$(284)	$90,270	$76,968

Due to Affiliates
Issuer Costs - the Advisor	3	15	233	49	(4)	19
Asset Management Fee – the Advisor	2,551	2,508	7,619	10,019	2,551	2,519
Debt Financing Fee – the Advisor	—	410	—	410	—	410
Other - the Advisor(2)	1,336	1,109	2,974	2,815	476	700
Property Management Fee – Hines	1,628	1,641	4,805	5,304	84	(29)
Leasing Fee – Hines	1,330	967	4,181	2,630	3,040	1,525
Tenant Construction Management Fees – Hines	31	33	31	62	33	13
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	4,101	3,907	12,276	12,582	623	666
Due to Affiliates					$6,803	$5,823

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

On August 29, 2012, an affiliate of Hines signed a lease renewal for space in Williams Tower.  During the three months ended September 30, 2012 and 2011, respectively, the Company recorded rental revenues of $1.2 million and $1.1 million.  During the nine months ended September 30, 2012 and 2011, respectively, the Company recorded rental revenues of $3.5 million and $3.2 million.  In connection with the lease renewal, the Company recorded a liability of $4.2 million of tenant improvements to be paid in future periods.

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	2012	2011
Change in other assets	$(78)	$(1,283)
Change in tenant and other receivables	(2,283)	(6,727)
Change in deferred leasing costs	(64,104)	(38,519)
Change in accounts payable and accrued expenses	34,996	(7,148)
Change in participation interest liability	12,089	(283)
Change in other liabilities	(2,527)	3,060
Change in due to affiliates	1,008	(627)
Changes in assets and liabilities	$(20,899)	$(51,527)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	2012	2011
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$57,059	$61,628
Cash paid for income taxes	$763	$1,211
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$29,434	$29,998
Distributions reinvested	$35,788	$37,402
Loan transferred upon disposition of investment property	$—	$199,278

12.  Commitments and Contingencies

On July 1, 2010, Deloitte LLP (“Deloitte”) signed a lease renewal for its space in JPMorgan Chase Tower, an office property located in Dallas, Texas. In connection with this renewal, the Company committed to fund $18.1 million of construction costs related to Deloitte’s expansion and refurbishment of its space, to be paid in future periods. As of September 30, 2012, $4.4 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

On May 23, 2012, DirecTV signed a lease renewal for its space in the Raytheon/DirecTV office properties located in El Segundo, California.  In connection with this renewal, the Company committed to fund $14.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods.  As of September 30, 2012, $12.8 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

The credit agreement for the HSH pooled mortgage facility requires that the properties financed by this facility maintain a combined occupancy at or above 85%. As of September 30, 2012, certain properties caused us to fail to meet this occupancy requirement. As a result, the facility's limited payment guaranty to which the Company is a party has been triggered, requiring the Company to commit to fund a property leasing guaranty in an amount that would be required to increase the occupancy of all individual borrowings base assets to 90%. As of September 30, 2012, the company believes the amount of this potential guaranty obligation is $19.3 million. This guaranty will be discharged once the portfolio achieves a combined occupancy greater than or equal to 85% or once all outstanding payments of interest and principal are paid in full. No liability was recorded in relation to this guaranty, as the Company believes the probability of the Company being required to perform under this guaranty is remote.

HSH Nordbank also has the right to have the properties serving as collateral under this facility appraised every two years.  Subject to this requirement, in October 2012, HSH Nordbank notified the Company that it would be required to provide additional collateral in the amount of $9.9 million to rebalance the portfolio. See Note 2 — Significant Accounting Policies ─ Restricted Cash for additional information.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of September 30, 2012 and December 31, 2011 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying condensed consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012	$107,778	$—	$107,778	$—
December 31, 2011	$109,891	$—	$109,891	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Other Financial Instruments

As of September 30, 2012, management estimated that the fair value of notes payable, which had a carrying value of $1.3 billion, was $1.3 billion. As of December 31, 2011, management estimated that the fair value of notes payable, which had a carrying value of $1.3 billion, was $1.3 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable.  During the second quarter of 2012, the Company determined that two investment properties were impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for these two assets.  This resulted in the net book value of the assets exceeding the projected undiscounted cash flows.  As a result, these assets were written down to fair value.  The determination of fair value was based upon significant unobservable inputs, and therefore, these fair value measurements are classified as Level 3 measurements in the fair value hierarchy.

The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, as of September 30, 2012 and for the three and nine months ended September 30, 2012 (in thousands).  There were no events during the three and nine months ended September 30, 2011 which indicated that fair value adjustments of our long-lived assets were necessary.

	As of September 30, 2012				Period ending September 30, 2012
	Basis of Fair Value Measurements				Impairment Losses
Description	Fair Value of Assets	Quoted Price In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended	Nine Months Ended
Investment property	$78,801	—	—	$78,801	$—	$46,058

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

14.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has four reportable segments: 1) office properties, 2) a domestic industrial property, 3) domestic retail properties and 4) an international industrial property. The office properties segment consists of 20 office properties that the Company owns directly as well as 21 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial property segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of 12 grocery-anchored shopping centers that are owned indirectly through the Company’s investment in a joint venture with Weingarten Realty Investors. The international industrial property segment consists of one industrial property located in Rio de Janeiro, Brazil, that is owned indirectly through the Company’s investment in a joint venture with a Hines affiliate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenue
Office properties	$67,709	$66,801	$202,438	$205,061
Domestic industrial property	816	1,694	2,312	3,981
Total revenue	$68,525	$68,495	$204,750	$209,042

Net property revenues in excess of expenses(1)
Office properties(1)	$36,973	$37,963	$112,970	$118,452
Domestic industrial property(1)	511	1,452	1,464	3,223
Total segment net property revenues in excess of expenses	$37,484	$39,415	$114,434	$121,675

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of domestic office properties	$26,705	$17,018	$25,278	$(5,374)
Equity in earnings (losses) of domestic retail properties	252	(5)	242	(15)
Equity in earnings (losses) of international industrial property	616	581	1,947	1,857
Total equity in earnings (losses) of unconsolidated entities	$27,573	$17,594	$27,467	$(3,532)

Total assets	September 30, 2012	December 31, 2011
Office properties	$2,255,515	$2,303,433
Domestic industrial property	38,945	39,605
Investment in unconsolidated entities -
Office properties	272,961	260,990
Domestic retail properties	55,497	59,904
International industrial property	25,961	28,092
Corporate-level accounts(2)	187,748	219,988
Total assets	$2,836,627	$2,912,012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation to net income (loss)
Total segment net property revenues in excess of expenses	$37,484	$39,415	$114,434	$121,675
Depreciation and amortization	(19,958)	(23,450)	(60,879)	(70,999)
Asset management fees	(7,949)	(6,405)	(23,513)	(9,736)
General and administrative	(1,644)	(1,844)	(5,251)	(5,321)
Impairment losses	—	—	(46,058)	—
Gain (loss) on derivative instruments, net	739	(22,549)	2,113	(26,349)
Interest expense	(19,620)	(21,357)	(58,501)	(61,642)
Interest income	171	195	523	338
Provision for income taxes	(55)	(147)	(398)	(366)
Equity in earnings (losses) of unconsolidated entities, net	27,573	17,594	27,467	(3,532)
Income from discontinued operations, net of tax	(313)	—	2,411	108,784
Net income (loss)	$16,428	$(18,548)	$(47,652)	$52,852

(1)	Revenues less property operating expenses, real property taxes and property management fees.

(2)
This amount primarily consists of the Company's $107.0 million cash collateral deposit related to the letter of credit with the Bank of Montreal (see Note 2 — Summary of Significant Accounting Policies - Restricted Cash for additional information) and cash and cash equivalents at the corporate level, which includes proceeds from the sale of Atrium on Bay.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of September 30, 2012, we had direct and indirect interests in 55 properties. These properties consist of 41 office properties located throughout the United States, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”).

The following table provides summary information regarding the properties in which we owned interests as of September 30, 2012. All assets which are 100% owned by us are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund, the Grocery-Anchored Portfolio and Distribution Park Rio.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership(1)
Directly-owned Properties
321 North Clark	Chicago, Illinois	04/2006	889,744	79%	100%
Citymark	Dallas, Texas	08/2005	218,926	86%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	85%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,253,343	78%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	88%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	92%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579	100%	100%
2100 Powell	Emeryville, California	12/2006	345,892	100%	100%
Williams Tower	Houston, Texas	05/2008	1,479,764	97%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
One Wilshire	Los Angeles, California	08/2007	661,553	95%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,912	80%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,018,428	76%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	770,139	74%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	89%	100%
1515 S Street	Sacramento, California	11/2005	349,740	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	254,145	94%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	67%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	38%	100%
Total for Directly-Owned Properties			11,373,434	86%

Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	91%	22%
The Carillon Building	Charlotte, North Carolina	07/2007	473,479	76%	22%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	94%	22%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	92%	11%
333 West Wacker	Chicago, Illinois	04/2006	857,558	78%	18%
425 Lexington Avenue	New York, New York	08/2003	700,034	100%	11%
499 Park Avenue	New York, New York	08/2003	296,005	91%	11%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	74%	22%
Riverfront Plaza	Richmond, Virginia	11/2006	951,616	98%	22%
Johnson Ranch Corporate Centre	Roseville, California	05/2007	179,990	30%	18%
Roseville Corporate Center	Roseville, California	05/2007	111,418	75%	18%
Summit at Douglas Ridge	Roseville, California	05/2007	185,128	78%	18%
Olympus Corporate Centre	Roseville, California	05/2007	193,178	55%	18%
Douglas Corporate Center	Roseville, California	05/2007	214,606	88%	18%
Wells Fargo Center	Sacramento, California	05/2007	502,365	82%	18%
525 B Street	San Diego, California	08/2005	449,180	78%	22%
The KPMG Building	San Francisco, California	09/2004	379,328	97%	22%
101 Second Street	San Francisco, California	09/2004	388,370	96%	22%
720 Olive Way	Seattle, Washington	01/2006	300,710	86%	18%
1200 19th Street	Washington, D.C.	08/2003	337,378	86%	11%
Warner Center	Woodland Hills, California	10/2006	808,274	90%	18%
Total for Core Fund Properties			11,393,217	86%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Effective Ownership(1)
Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	104,060	100%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	95%		70%
Champions Village	Houston, Texas	11/2008	384,400	96%		70%
King's Crossing	Kingwood, Texas	11/2008	126,397	100%		70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	93%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,796	87%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	88,108	100%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	93%		70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,720	93%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	98%		70%
Total for Grocery-Anchored Portfolio			1,510,033	95%
Other
Distribution Park Rio	Rio de Janeiro, Brazil	07/2007	690,579	100%		50%
Total for All Properties			24,967,263	87%	(2)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On September 30, 2012, Hines REIT owned a 94.9% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 5.1% interest in the Operating Partnership. In addition, the Company owned an approximate 27.1% non-managing general partner interest in the Core Fund as of September 30, 2012. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.6% to 82.8%.

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

As with most commercial real estate, our portfolio of assets has not been immune to the effects of a recession.  In fact, during the second quarter of 2012 we recorded impairment charges on two of our directly-owned assets. However, due to the quality and diversification of our portfolio, we continue to believe that our portfolio is relatively well-positioned to recover from the negative impact as a result of the recent down cycle. In spite of the challenges presented by the uncertain economy and markets, our portfolio was 87% leased as of September 30, 2012 and December 31, 2011. Our management closely monitors the portfolio's lease expirations, which for the period from October 1, 2012 through December 31, 2012, and for each of the years ended December 31, 2013 through December 31, 2016, are expected to approximate, 2%, 8%, 5%, 8% and 7%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to be leased to a diverse tenant base over a variety of industries, our portfolio is approximately 17% leased to over 100 companies in the legal industry, approximately 13% leased to over 190 companies in the financial and insurance industries, approximately 11% leased to over 40 companies in the manufacturing industry and approximately 11% leased to over 70 companies in the information technology industry.

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

The estimated value per share was calculated as of a moment in time, and, although the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets, we do not undertake to update the estimated value per share on a regular basis.  Our board of directors has not determined, and was not required to determine, a new estimated value per share since May 24, 2011.  We anticipate revaluing our shares again prior to December 31, 2012. As noted below, a portion of distributions to our stockholders have been or will be funded with a portion of the proceeds from sales of our investment property.  Accordingly, the estimated value per share may not accurately reflect the value of our assets.

We pay distributions to our shareholders on a quarterly basis. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering share price of $10.08 per share). With the authorization of our board of directors, we have continued to declare distributions in the amount of $0.00138082 per share, per day through December 31, 2012, which represents an annual distribution rate of 6.5%, based on our estimated share value of $7.78, effective on May 24, 2011 (assuming the current distribution rate is maintained for a twelve-month period). See "Item 1A. Risk Factors" for additional information.

Distributions declared for July 2011 through December 2012 will be paid from two sources. Approximately 70% have been or will be paid from funds generated by our operations and approximately 30% have been or will be special distributions from the proceeds on sales of certain properties. These special distributions represent a return of our shareholders’ invested capital.

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

During the year ended December 31, 2011, we received proceeds of $128.7 million from the sale of Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada.  Further, for the nine months ended September 30, 2012, we received an additional $2.0 million in proceeds primarily related to the sale of Atrium on Bay on the settlement of reserves that were established during the closing of the sale.  Additionally, we are continually evaluating each of our investments to determine the appropriate time to sell assets in order to achieve attractive returns and provide additional liquidity to the Company. If we sell significant assets, we may continue to distribute a portion of the proceeds to our shareholders as a special distribution that represents a return of our shareholders' invested capital, but such dispositions also will reduce the cash flow generated by our properties and may adversely impact our ability to pay regular distributions to our shareholders at the current distribution rate.

The Core Fund has also sold interests in some of its investment properties in order to realize gains and provide it with additional liquidity. On August 9, 2012, net proceeds of $266.8 million were received from the sale of One Shell Plaza and Two Shell Plaza (collectively, “Shell Plaza”), two office buildings located in downtown Houston, Texas. At the date of disposition, we owned an 11% effective interest in Shell Plaza.

During the year ended December 31, 2011, net proceeds of $198.5 million were received from the sale of Three First National Plaza, an office building located in the business and financial district of Chicago, Illinois in which we owned an 18% effective interest and $189.9 million from the sale of a 49% noncontrolling interest in One North Wacker, an office building located in the West Loop submarket of the central business district in Chicago, Illinois in which we owned a 22% effective interest. This transaction was accounted for by the Core Fund as an equity transaction, as the Core Fund retained control of the subsidiary which owns the asset.

Mortgage Financing

We have managed our portfolio to date in an effort to minimize our exposure to volatility in the debt capital markets. We have done this by using moderate levels of long-term fixed-rate debt and minimizing our exposure to short-term variable-rate debt which is more likely to be impacted by market volatility. Our portfolio was 54% leveraged as of September 30, 2012, with all of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was also 55% leveraged as of December 31, 2011. This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro-rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

We have a $159.5 million mortgage loan that was scheduled to expire in November 2012. We have executed a 90-day extension with the lender to extend the maturity date to February 2013 and signed a letter of intent with the Bank of China for a $200.0 million secured mortgage facility. Although there can be no assurance that we will close this loan with the Bank of China, if we do, it will be used to pay off the mortgage loan expiring in February 2013. In addition to the mortgage discussed above, we also have three mortgage loans expiring in 2013 with outstanding principal balances totaling $456.0 million and our revolving credit facility with KeyBank is set to expire in 2013.  We expect to renew our revolving credit facility or replace it with a similar facility. Also, we expect to refinance these mortgages and/or make partial principal paydowns. We expect to use cash flows from operating activities, proceeds from the sale of other real estate investments (to the extent available) or proceeds from our revolving line of credit to make the required payments. To the extent we are required to use these sources, we will have less cash available to fund distributions.

In addition to our expiring mortgage loans, we could be required to post additional collateral or provide certain leasing or capital guarantees under our secured credit facility with HSH Nordbank in future periods. In October 2012, we were notified that HSH completed its appraisals of the properties serving as collateral under this credit facility and we would be required to make a partial payment or provide additional collateral in the amount of $9.9 million to rebalance the portfolio. As described in Note 2 – Summary of Significant Accounting Policies – Restricted Cash, we obtained a letter of credit from the Bank of Montreal in October 2012 and funded the additional collateral required by HSH Nordbank.

Cash Flows from Operating Activities

Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by interest payments, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur corporate-level debt service, general and administrative expenses and asset management fees. Net cash provided by operating activities was $16.3 million for the nine months ended September 30, 2012 compared to net cash provided by operating activities of $6.5 million for the nine months ended September 30, 2011. The change in cash flows from operating activities between 2012 and 2011 is primarily due to decreased deferred leasing costs paid out in the current period.

Cash Flows from Investing Activities

Net cash from investing activities was $15.6 million and $129.6 million for the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012 and 2011, we received distributions from the Core Fund totaling $12.7 million and $2.5 million, respectively, which was included in cash flows from investing activities as it exceeded our equity in earnings of the joint venture.  Beginning with the first quarter of 2009, the Core Fund decreased its distribution to us to pay down debt and improve its liquidity position. However, with strategic asset sales and mortgage refinancing the Core Fund has improved its liquidity position which enabled the Core Fund to increase its quarterly distribution to us beginning in the first quarter of 2012.

During the nine months ended September 30, 2012 and 2011, we had cash outflows related to investments in property of $4.4 million and $6.0 million, respectively, primarily as a result of capital expenditures at our properties.

On June 1, 2011, we sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada and received net proceeds of $128.7 million related to the sale.  The contract sales price for Atrium on Bay was 344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale), exclusive of transaction costs. For the nine months ended September 30, 2012, we received additional net proceeds of $2.0 million related to the settlement of reserves established at closing. We acquired Atrium on Bay in February 2007 for 250.0 million CAD ($215.5 million USD, based on the exchange rate in effect on the date of acquisition).

In May 2011, we replaced the HSH Nordbank collateral deposit with a letter of credit from the Bank of Montreal.  As collateral for the letter of credit, we posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the condensed consolidated balance sheet.  The increase in restricted cash since that time is related to interest earned and escrow accounts required by certain of our mortgage agreements. Additionally, in October 2012, we were notified that HSH Nordbank completed its appraisals of the properties serving as collateral under our credit facility and we would be required to make a partial payment or provide additional collateral in the amount of $9.9 million to rebalance the portfolio. As described in Note 2 – Summary of Significant Accounting Policies – Restricted Cash, we obtained a letter of credit from the Bank of Montreal in October 2012 and funded the additional collateral required by HSH Nordbank.

Cash Flows from Financing Activities

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986 and to pay regular cash distributions to our shareholders, which is one of our investment objectives, we have declared and expect to continue to declare distributions to shareholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly. We intend to continue this distribution policy for so long as our board of directors decides this policy is in our best interests. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering share price of $10.08 per share). With the authorization of our board of directors, we have continued to declare distributions in the amount of $0.00138082 per share, per day through December 31, 2012, which represents an annual distribution rate of 6.5%, based on our estimated share value of $7.78 (assuming the current distribution rate is maintained for a twelve-month period).

With respect to the $0.00138082 per share, per day distributions declared for July 2011 through December 31, 2012, $0.00041425 of the per share, per day distributions were or will be designated by us as special distributions which represent a return of a portion of the shareholders’ invested capital and, as such, reduce their remaining investment in the Company. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designations of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our shareholders.  The remaining 70% of the distributions for such period was or will be paid from funds generated by our operations. See “Executive Summary” above for a discussion of the possible impact of the special distributions on the estimated value per share that was determined by our board of directors in May 2011.

In addition, for the period from July 1, 2011 through December 31, 2012, our Advisor has agreed to waive a portion of its monthly cash asset management fee such that the fee will be reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we have invested in real estate investments as of the end of each month.  As a result of the waiver of these fees, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to shareholders.  This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future.  For the period July 1, 2011 through September 30, 2012, this waiver totaled $6.3 million.

The table below outlines our total distributions declared to shareholders and noncontrolling interests for each of the quarters during 2012 and 2011, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Shareholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared

2012
September 30, 2012	$17,513	$11,780	$29,293	(1)	$141
June 30, 2012	17,054	11,783	28,837	(1)	139
March 31, 2012	16,813	11,888	28,701	(1)	139
Total	$51,380	$35,451	$86,831		$419

2011
December 31, 2011	$16,743	$12,117	$28,860	(1)	$1,355
September 30, 2011	16,505	12,201	28,706	(1)	1,291
June 30, 2011	15,995	12,248	28,243		1,217
March 31, 2011	15,491	12,324	27,815		1,151
Total	$64,734	$48,890	$113,624		$5,014

(1)
As stated above, a portion of these distributions were designated by us as special distributions and funded using proceeds from sales of investment property, which represents a return of a portion of the shareholder’s invested capital.  For the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011, respectively, $8.8 million, $8.7 million, $8.6 million, $8.7 million and $8.6 million of the total distributions declared to our shareholders were paid using such sales proceeds.

For the nine months ended September 30, 2012 we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments and proceeds from the sales of our real estate investments from prior periods.  For the nine months ended September 30, 2011 we funded our cash distributions with distributions received from our unconsolidated investments and proceeds from the sales of our real estate investments.

Redemptions

During the nine months ended September 30, 2012 and 2011, we funded redemptions of $9.3 million and $8.9 million, respectively, pursuant to the terms of our share redemption program.

Debt Financings

We use debt financing from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.  As of September 30, 2012 our portfolio was approximately 54% leveraged compared to 55% as of December 31, 2011.  This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro-rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.  Additionally, as of September 30, 2012 and December 31, 2011, our debt financing had a weighted average interest rate of 5.64% (including the effect of interest rate swaps).

We entered into a $45.0 million revolving line of credit with KeyBank on February 3, 2011. This facility (as amended) has a maturity date of February 3, 2013. For the nine months ended September 30, 2012, we did not have any activity under our revolving credit facility. For the nine months ended September 30, 2011, we received debt proceeds of $43.0 million and made payments of $43.0 million related to borrowings under our revolving credit facility. We generally use proceeds from our revolving credit facility to fund general working capital needs.

Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

We owned 21 properties directly that were 86% leased as of September 30, 2012 compared to 21 properties that were 88% leased as of September 30, 2011. The table below includes revenues and expenses of our directly-owned properties for the three and nine months ended September 30, 2012 and 2011. See “Discontinued Operations” below for additional information regarding our property dispositions. All amounts in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2012	2011	$	%
Property revenues	$68,525	$68,495	$30	—%
Less: Property expenses (1)	31,041	29,080	1,961	6.7%
Total property revenues in excess of expenses	$37,484	$39,415	$(1,931)	(4.9)%
Other
Depreciation and amortization	$19,958	$23,450	$(3,492)	(14.9)%
Impairment loss	$—	$—	$—	—%
Interest expense	$19,620	$21,357	$(1,737)	(8.1)%
Interest income	$171	$195	$(24)	(12.3)%
Income tax expense	$55	$147	$(92)	(62.6)%

	Nine Months Ended September 30,		Change
	2012	2011	$	%
Property revenues	$204,750	$209,042	$(4,292)	(2.1)%
Less: Property expenses (1)	90,316	87,367	2,949	3.4%
Total property revenues in excess of expenses	$114,434	$121,675	$(7,241)	(6.0)%
Other
Depreciation and amortization	$60,879	$70,999	$(10,120)	(14.3)%
Impairment loss	$46,058	$—	$46,058	—%
Interest expense	$58,501	$61,642	$(3,141)	(5.1)%
Interest income	$523	$338	$185	54.7%
Income tax expense	$398	$366	$32	8.7%

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

The change in property revenues is primarily due to the decrease in lease termination payments received during the nine months ended September 30, 2012 as compared to the same period in 2011.

Property expenses increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 primarily due to property tax refunds that reduced property tax expense in the second and third quarters in 2011.  The remaining increase in expenses for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 is due to inflationary increases in property operating expenses.

Depreciation and amortization decreased during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due to fully amortized in-place lease intangibles. Interest expense decreased during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due to fees associated with debt refinancing at two properties in 2011. Additionally, interest expense was further decreased as a result of lower interest rates obtained through the above mentioned debt refinancing.

During the second quarter of 2012, we determined that two of our directly-owned investment properties located in Melville, New York and Seattle, Washington, respectively, were impaired, as a result of the net book value being less than the projected cash flows of these properties.  Accordingly, we recorded an impairment charge of $46.1 million to write these assets down to fair value.  There was no impairment loss for our directly-owned properties recorded for the three and nine months ended September 30, 2011.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  As a result of future potential disposals and other factors, our results of operations for the period ended September 30, 2012 could differ from our results of operations in future periods.

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

The results of operations of Atrium on Bay and the gain realized on the disposition of this property are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2011	2012		2011
	(In thousands)
Revenues:
Rental revenue	$—		$—	$377		$17,298
Other revenue	25		—	25		2,365
Total revenues	25		—	402		19,663
Expenses:
Property operating expenses	111		—	311		5,332
Real property taxes	—		—	—		4,225
Property management fees	—		—	—		475
Depreciation and amortization	—		—	—		3,770
Total expenses	111		—	311		13,802
Income from discontinued operations before interest income (expense), taxes and gain (loss) on sale	(86)		—	91		5,861
Interest expense	—		—	—		(4,426)
Interest income	4		—	23		33
Benefit (provision) for income taxes	72		—	34		75
Income (loss) from discontinued operations before gain (loss) on sale	(10)		—	148		1,543
Gain (loss) on sale of properties	(303)	(1)	—	2,263	(1)	107,241
Income (loss) from discontinued operations	$(313)		$—	$2,411		$108,784

(1)	The additional gain (loss) on sale of properties recorded in 2012 is primarily related to the settlement of reserves that were established during the closing of the sale of Atrium on Bay.

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of September 30, 2012, we owned a 27.1% non-managing general partner interest in the Core Fund, which held interests in 21 properties that were 86% leased. As of September 30, 2011, we owned a 26.8% non-managing general partner interest in the Core Fund, which held interests in 23 properties that were 89% leased.

Our equity in earnings related to our investment in the Core Fund for the three months ended September 30, 2012 was $28.3 million compared to equity in losses of $17.0 million for the three months ended September 30, 2011. Our equity in earnings related to our investment in the Core Fund for the nine months ended September 30, 2012 was $26.9 million compared to equity in losses of $5.4 million for the nine months ended September 30, 2011.

The change in our equity in earnings (losses) for the three and nine months ended September 30, 2012 primarily resulted from our portion of a $248.4 million gain on sale on the sale of One Shell Plaza and Two Shell Plaza located in downtown Houston, Texas, our portion of a $3.6 million of impairment charge recorded at one of the Core Fund’s properties located in suburban Sacramento, California during the second quarter of 2012 and our portion of a $8.9 million impairment charge recorded at four of the Core Fund’s properties located in suburban Sacramento, California during the third quarter of 2012. By comparison, our equity in earnings (losses) during the nine months ended September 30, 2011 primarily resulted from our portion of a $101.1 million impairment charge recorded at five of the Core Fund’s properties located in suburban Sacramento, California and our portion of a $113.9 million gain on the sale of Three First National Plaza during the third quarter of 2011.

Additionally, due to deterioration in the financial condition at one of the properties located in suburban Sacramento, California, the Core Fund has elected to not make debt service payments on the secured, nonrecourse mortgage loan at the property.  This has resulted in a default, and potentially, a foreclosure on the property by the lender.  If foreclosure occurs, the Core Fund will relinquish all rights and title to the property and will be relieved of the entire value of the mortgage loan.

CORPORATE LEVEL ACTIVITIES

Other Corporate-level Activities

The tables below provide detail relating to our asset management fees and general and administrative expenses.  All amounts in thousands, except percentages:

	Three Months Ended September 30,		Change
	2012	2011	$	%
Asset management fees	$7,949	$6,405	$1,544	24.1%
General and administrative expenses	$1,644	$1,844	$(200)	(10.8)%

	Nine Months Ended September 30,		Change
	2012	2011	$	%
Asset management fees	$23,513	$9,736	$13,777	141.5%
General and administrative expenses	$5,251	$5,321	$(70)	(1.3)%

We pay monthly asset management fees to our Advisor based on the amount of net equity capital invested in real estate investments.  In addition, we record a liability related to the Participation Interest component of these fees, which is based on the estimated settlement value in the accompanying condensed consolidated balance sheets and remeasured at fair value at each balance sheet date plus any unpaid distributions. The fair value of the Operating Partnership interest underlying the Participation Interest liability is determined based on the redemption price in place under the Company’s share redemption program as of each balance sheet date which was $7.78 per share at September 30, 2012 and December 31, 2011. Adjustments required to remeasure this liability at fair value are included in asset management fees in the accompanying condensed consolidated statements of operations.

As described previously, on May 24, 2011, our board of directors established an estimated value per share and per share redemption price of $7.78, which was reduced from the prior redemption price of $9.15.  Accordingly, the fair value of the Participation Interest liability as of June 30, 2011 was reduced by $12.2 million, resulting in a reduction of the asset management fee expense for the nine months ended September 30, 2011.  There was not a comparable fair value adjustment for the nine months ended September 30, 2012, which resulted in an increase in asset management fees for the three and nine months ended September 30, 2012 as compared to the same periods in 2011.

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

The table below summarizes FFO and MFFO for the nine months ended September 30, 2012 and 2011 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$16,428	$(18,548)	$(47,652)	$52,852
Depreciation and amortization(1)	19,958	23,450	60,879	74,769
Gain on sale of investment property(2)	303	—	(2,263)	(107,241)
Impairment on real estate investments(3)	—	—	46,058	—
Adjustments to equity in earnings from unconsolidated entities, net(4)	(19,425)	(11,156)	(2,120)	43,250
Adjustments for noncontrolling interests(5)	457	273	1,122	(2,572)
Funds from operations	17,721	(5,981)	56,024	61,058
(Gain) loss on derivative instruments(6)	(739)	22,549	(2,113)	26,349
Other components of revenues and expenses(7)	1,292	1,176	2,752	(1,511)
Adjustments to equity in earnings (losses) from unconsolidated entities, net(4)	(1,095)	(35)	(4,691)	(18,468)
Adjustments for noncontrolling interests(4)	28	(1,035)	193	(332)
Modified Funds From Operations	$17,207	$16,674	$52,165	$67,096

Basic and Diluted Income (Loss) Per Common Share	$0.07	$(0.09)	$(0.21)	$0.22
Funds From Operations Per Common Share	$0.08	$(0.03)	$0.24	$0.27
Modified Funds From Operations Per Common Share	$0.07	$0.07	$0.23	$0.30
Weighted Average Shares Outstanding	230,587	225,975	229,502	224,859

1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO.  This amount includes zero and $3.8 million of depreciation and amortization related to discontinued operations for the nine months ended September 30, 2012 and 2011, respectively.

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

7)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Straight-line rent adjustment (a)	$(870)	$(423)	$(3,924)	$(4,313)
Amortization of lease incentives (b)	4,079	2,949	11,256	9,038
Amortization of out-of-market leases (b)	(2,158)	(1,561)	(5,239)	(6,871)
Other	241	211	659	635
	$1,292	$1,176	$2,752	$(1,511)

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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
Pursuant to the terms of the Grocery-Anchored Portfolio joint venture agreement, for the three months ended September 30, 2012 and 2011, we received distributions of $0.5 million and $0.7 million in excess of our pro-rata share of the joint venture’s MFFO, respectively. For the nine months ended September 30, 2012 and 2011, we received distributions of $1.9 million and $2.2 million in excess of our pro-rata share of the joint venture’s MFFO, respectively.

•
On June 1, 2011, we sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada.  We acquired Atrium on Bay in February 2007 for 250.0 CAD ($215.5 million USD, based on the exchange rate in effect on the date of acquisition).  The contract sales price for Atrium on Bay was 344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale), exclusive of transaction costs.  The net proceeds received from this sale were $128.7 million after transaction costs, assumption of related mortgage debt by the purchaser and local taxes.

•
Amortization of deferred financing costs was $0.4 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively, and was deducted in determining MFFO.  Amortization of deferred financing costs was $1.2 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively, and was deducted in determining MFFO.

•
A portion of our asset management fees are paid in equity through the Participation Interest. For the three and nine months ended September 30, 2012, we recorded expense of $5.4 million and $15.9 million, respectively, due to increases in the Participation Interest and its related distributions.  As described previously, we recorded a gain of $12.2 million resulting from the remeasurement of the Participation Interest liability in June 2011.  As a result, for the three months ended September 30, 2011, we recorded expense of $3.9 million related to the Participation Interest. For the nine months ended September 30, 2011 we recorded income of $0.3 million related to the Participation Interest.

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

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of September 30, 2012, we had $520.0 million of debt outstanding under our HSH credit facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  Please see “Debt Financings” for more information concerning our outstanding debt.

We currently have a 50% indirect interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. As a result, we are subject to risk from the effects of exchange rate movements between the Brazilian Reais and the U.S. dollar, which may affect future costs and cash flows. We are currently a net receiver of Reais (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Reais. Based upon our equity ownership in Distribution Park Rio as of September 30, 2012, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the Brazilian Reais and the U.S. dollar would decrease the net book value of our investment in Distribution Park Rio by $2.6 million.

Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 13, 2012, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011. Other than the risk factor set forth below, which updates and supplements the risk factors set forth in our 2011 Annual Report on Form 10-K, there have been no material changes to the risk factors set forth in our 2011 Annual Report.

Investment Risks

The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.

Under our share redemption program, which presently is limited to share redemption requests made in connection with the death or disability of a stockholder, shares may be redeemed at the estimated value per share of our common stock, as determined by our board of directors. The estimated value per share was calculated as of a moment in time, and the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. In addition, we may continue to fund distributions to our stockholders with a portion of the proceeds from sales of our investment property. For these reasons, the estimated value per share will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we redeem shares of our common stock at the estimated value per share, the actual value of the shares that we redeem may be less, which would cause the redemption to be dilutive to our remaining stockholders.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On August 29, 2012, 1,000 restricted common shares were granted to each of our independent directors, Messrs. Thomas A. Hassard, Lee A. Lahourcade, Stanley D. Levy and Paul B. Murphy Jr. Such shares were granted as part of the independent directors' annual compensation for service on our board of directors and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

All eligible requests for redemptions received by the Company were redeemed using proceeds from our dividend reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (2)
July 1, 2012 through September 30, 2012	(1)	422,322	$7.78	422,322	1,514,585
Total		422,322		422,322

(1)	All shares were redeemed on July 2, 2012.

(2)
Our share redemption program is currently limited to requests made in connection with the death or disability of a stockholder. If we determine to redeem shares, we redeem shares on a quarterly basis and such redemptions will be limited to the lesser of the amount required to redeem 10% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our dividend reinvestment plan in the prior quarter. This amount represents the number of shares available for redemption on October 1, 2012. For more information regarding our share redemption program, please see Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

November 13, 2012	By:	/s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

November 13, 2012	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.			Description
3.1		—
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
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 13, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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