Form 10-K
period 2012-12-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2013-03-28
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

The registrant had 232.9 million shares of common stock outstanding as of March 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2013 annual meeting of stockholders are incorporated by reference in Part III.

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	25
Item 3.	Legal Proceedings	30
Item 4.	Mine Safety Disclosures	30
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93
Item 9A.	Controls and Procedures	93
Item 9B.	Other Information	93
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	94
Item 11.	Executive Compensation	94
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94
Item 13.	Certain Relationships and Related Transactions, and Director Independence	94
Item 14.	Principal Accountant Fees and Services	94
PART IV
Item 15.	Exhibits, Financial Statement Schedules	95

SIGNATURES
EX-21.1	List of Subsidiaries
EX-23.1	Consent
EX-23.2	Consent
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements relate to, without limitation, potential future sales of assets, economic conditions that may impact our operations, our future leverage and financial position, our future capital expenditures, future distributions, other developments and trends in the commercial real estate industry and our business strategy. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements in this Form 10-K are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could prove to be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to our stockholders and maintain the value of the real estate properties in which we hold an interest, may be significantly hindered.

Our stockholders are cautioned not to place undue reliance on any forward-looking statement in this Form 10-K. All forward-looking statements are made as of the date of this Form 10-K, and the risk that actual results will differ materially from the expectations expressed in this Form 10-K may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements in this Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-K will be achieved. Please see “Item 1A. Risk Factors” for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in certain forward-looking statements.

Item 1.  Business

General Description of Business and Operations

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT”), was formed by Hines Interests Limited Partnership (“Hines”) on August 5, 2003, primarily for the purpose of engaging in the business of owning interests in real estate. Hines REIT has invested primarily in institutional-quality office properties located throughout the United States. As of December 31, 2012, we owned direct and indirect investments in 51 properties. These properties consisted of 37 U.S. office properties, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”). These properties contain, in the aggregate, 24.3 million square feet of leasable space. Hines REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of Hines REIT’s current and future business is and will be conducted through Hines REIT Properties, L.P. (the “Operating Partnership”). We refer to Hines REIT, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines REIT or the Company as required by the context in which such pronoun is used.

We made investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through our investment in Hines US Core Office Fund LP (the “Core Fund”) in which we own a 27.1% non-managing general partner interest as of December 31, 2012. The Core Fund is a partnership organized in August 2003 by Hines to invest in existing “core” office properties in the United States that Hines believes are desirable long-term “core” holdings. We also own a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and we owned a 50% interest in Distribution Park Rio (sold on January 31, 2013, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary for further information), an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate. In total, we acquired interests in 63 properties since our inception and have sold our interests in 15 of those properties as of March 28, 2013.

We have raised capital for our real estate investments through public offerings of our common shares. In total, we have raised approximately $2.6 billion through our public offerings since June 2004. We commenced a $150.0 million offering of shares of our common stock under our dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of our new $300.0 million offering of shares of our common stock under our dividend reinvestment plan on July 1, 2012.  We refer to both offerings of shares under our dividend reinvestment plan collectively as  the “DRP Offering.” From inception of the DRP Offering through December 31, 2012, Hines REIT had received gross offering proceeds of $126.4 million from the sale of 14.9 million shares through the DRP Offering.  Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan. On January 1, 2013, Hines REIT received gross offering proceeds of $11.6 million from the sale of 1.5 million shares through the DRP Offering.

We have no employees. Our business is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us and our Advisor. As compensation for these services, we pay our Advisor certain fees, including asset management, acquisition and debt financing fees and we reimburse certain of the Advisor’s expenses in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,300 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Financing Strategy and Policies

We have and may continue to use debt financing from time to time for property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. Our portfolio was 49% leveraged as of December 31, 2012, with 97.8% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund).

Distribution Objectives

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. We intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common shares in excess of the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”).

We declare distributions to our stockholders as of daily record dates and aggregate and pay such distributions quarterly. For the years ended December 31, 2012, 2011 and 2010, we declared distributions equal, in the aggregate, to $0.51, $0.50 and $0.55 per share, respectively.  Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering price of $10.08 per share).

With the authorization of our board of directors, we continued to declare distributions in the amount of $0.00138082 per share, per day through March 31, 2013, which represents an annual distribution rate of 6.6%, based on our estimated share value of $7.61, determined on November 29, 2012 (assuming the current distribution rate is maintained for a twelve-month period). As a result of the new estimated share value effective November 29, 2012, participants in our dividend reinvestment plan began acquiring shares at $7.61 per share for distributions declared for the fourth quarter of 2012. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information concerning the determination of our estimated share value.

With respect to the $0.00138082 per share, per day distributions declared for July 2011 through March 2013, $0.00041425 of the per share, per day distributions were or will be designated by us as special distributions which represent a return of a portion of the stockholders’ invested capital and, as such, reduce their remaining investment in us. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our stockholders. The remaining 70% of our distributions was or will be paid from funds generated by our operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events for information concerning distributions declared for April 2013 and a special distribution declared by our board of directors.

In addition, for the period from July 1, 2011 through December 31, 2012, our Advisor waived a portion of its monthly cash asset management fee such that the fee was reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we have invested in real estate investments as of the end of each month.  As a result of the waiver of these fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  This fee waiver was not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. For the period from July 1, 2011 through December 31, 2012, this waiver totaled $7.6 million.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2004. In addition, the Core Fund has invested in properties through other entities that have elected to be taxed as REITs. Our management believes that we and the applicable entities in the Core Fund are organized and operate, and intend to continue operating, in such a manner as to qualify for treatment as REITs. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2012, 2011 and 2010 in the accompanying consolidated financial statements.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,300 employees located in 72 cities across the United States and 17 foreign countries allows it to more effectively operate our real estate assets. However, competition may result in lower occupancy or rental rates or increase the level of inducements we offer to tenants.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. No tenant represented more than 10% of our consolidated rental revenue for the year ended December 31, 2012.

Available Information

Stockholders may obtain copies of our filings with the U.S. Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.hinessecurities.com. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

Item 1A.  Risk Factors

You should carefully read and consider the risks described below together with all other information in this report. If certain of the following risks actually occur, our results of operations and ability to pay distributions would likely suffer materially, or could be eliminated entirely. As a result, the value of our common shares may decline, and our stockholders could lose all or part of the money they paid to buy our common shares.

Investment Risks

There is currently no public market for our common shares, and we do not presently intend to list our common shares on a stock exchange. Therefore, it will likely be difficult for stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The estimated per-share value of our common shares has been established at an amount that is less than the price stockholders paid for their shares in our prior public offerings and may be further adjusted in the future.

There is no public market for our common shares, and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit the ability of our stockholders to sell their shares. We have a share redemption program, but it is limited in terms of the amount of shares that may be redeemed and is currently only open to requests made in connection with the death or disability (as defined in the Code) of a stockholder. Our board of directors may further limit, suspend or terminate our share redemption program upon 30 days' written notice, in the form of a current report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) and made available on our website (www.hinessecurities.com). It may be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment from our prior public offerings were reduced by funds used to pay certain up-front fees and expenses. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that stockholders will be able to sell their shares, whether pursuant to our share redemption program or otherwise, without incurring a substantial loss. You may also experience substantial losses in connection with a liquidation event or if we dispose of our assets. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, stockholders should consider our common shares as illiquid and a long-term investment and should be prepared to hold their shares for an indefinite length of time. Further, declining real estate fundamentals have had a significant negative impact on values of commercial real estate investments. On November 29, 2012, the Company's board of directors established a new estimated value per-share and a new per-share redemption price of $7.61, which reflects a reduction from the prior estimated per share value and redemption prices of $7.78 (established in May 2011) and $9.15 (established in March 2009) and a reduction from the offering price of primary shares in our most recent public offering of $10.08.

As previously disclosed in our Current Reports on Form 8-K, approximately 30% of distributions that were declared for the quarters ended December 31, 2012 and March 31, 2013 were designated by us as a special distribution which represents a return of a portion of our stockholders' invested capital and, as such, reduced their remaining investment in Hines REIT. For each of the quarters ended December 31, 2012 and March 31, 2013, the portion of the distribution that was designated as a special distribution was equal to $0.03 per share. In addition, as described further in Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition - Subsequent Events, on March 25, 2013, with the authorization of our board of directors, we declared a special distribution of $0.80 per share to be paid on April 30, 2013 to all stockholders of record as of April 2, 2013. The combination of this special distribution of $.80 per share with the $.03 per share special distributions for each of the quarters ended December 31, 2012 and March 31, 2013 results in total special distributions of $0.86 per share since our last announcement of an estimated value per share in November 2012. These special distributions reduce the estimated value per share of our common stock of $7.61 that was determined on November 29, 2012, resulting in a new estimated value per share of $6.75, effective April 2, 2013.

It is important to note that the prior estimated per share value of $7.61 per share was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of September 30, 2012 and that no subsequent valuation has been undertaken by us. For a discussion of the methodology pursuant to which the prior estimated value per share was determined by our board of directors, please see Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.

The new estimated value per share of $6.75 has been calculated as of a moment in time, and has only been updated to reflect the reduction that will result from the payment of the aggregate $0.86 of special distributions described above. Although the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, additional sales of assets, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our dividend level relative to earnings, we do not undertake to update the estimated value per share on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares may be redeemed at a price that is equal to or less than the estimated value per share of our common stock, as determined by our board of directors. The estimated value per share was calculated as of a moment in time, and the value of our shares will fluctuate over time as a result of, among other things, the sale of real properties and distribution of the sale proceeds, developments related to individual assets and changes in the real estate and capital markets. In addition, we have and may continue to fund distributions to our stockholders with a portion of the proceeds from sales of our investment property. For these reasons, the estimated value per share may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we redeem shares of our common stock at a price that is equal to or less than the estimated value per share, the actual value of the shares that we redeem may be less, which would cause the redemption to be dilutive to our remaining stockholders.

Our share redemption program was suspended from November 2009 until March 2013, except with respect to requests made in connection with the death or disability of a stockholder.  The suspension has been lifted, but our board of directors may suspend or terminate the program at any time, in its sole discretion.  Stockholders' ability to have their shares redeemed is subject to additional  limitations under our share redemption program, and if they are able to have their shares redeemed, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares. The funds available for redemption will generally be limited to the amount of proceeds received from the Company's dividend reinvestment plan in the prior quarter. However, the Company's board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of the Company's shares outstanding as of the same date in the prior calendar year.  Cash used to fund redemptions may reduce our liquidity.

Stockholders should understand that our share redemption program contains significant restrictions.  In addition, subject to the conditions and limitations described in the share redemption program, only shares that have been held by a stockholder for at least one year since the date of their acquisition, and were (i) purchased directly from us, (ii) received through a non-cash transaction, not in the secondary market and (iii) purchased from another stockholder prior to January 11, 2009 are eligible for redemption. Subject to the restrictions and limitations of our share redemption program, we expect to redeem shares to the extent our board of directors determines we have sufficient available cash to do so.

The funds available for redemption will generally be limited to the amount of proceeds received from the Company's dividend reinvestment plan in the prior quarter. However, the Company's board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of the Company's shares outstanding as of the same date in the prior calendar year. Cash used to fund redemptions reduces our liquidity available to fund our cash needs.

Our board of directors reserves the right to further amend, suspend or terminate the share redemption program at any time in its discretion upon 30 days' notice, in the form of a current report on Form 8-K filed with the SEC and made available on our website.  Our board of directors may change the redemption price from time to time upon 30 days' notice based on our then-current estimated net asset value at the time of the adjustment and such other factors as it deems appropriate, including, but not limited to, the then-current offering price of our shares (if any), our then-current dividend reinvestment plan price and general market conditions. The methodology used in determining the redemption price is subject to a number of limitations and to a number of assumptions and estimates which may not be accurate or complete. The redemption price may not be indicative of the price our stockholders would receive if our shares were actively traded, if we were liquidated or if they otherwise sold their shares. Therefore, stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or at a price that reflects the then-current market value of the shares.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on an investment in our shares, and stockholders may lose some or all of their investment.

By owning our shares, stockholders are subjected to significant risks associated with owning and operating real estate. The performance of an investment in Hines REIT is subject to such risks, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	changes in property level operating expenses due to inflation or otherwise;

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes;

•	changes to existing environmental regulation to address, among other things, climate change; and

•
changes due to factors that are generally outside of our control, such as terrorist attacks and international instability, natural disasters and acts of God, over-building, adverse national, state or local changes in applicable tax, environmental or zoning laws and a taking of any of the properties which we own or in which we otherwise have interests by eminent domain.

In addition, during various cycles, the commercial real estate market has experienced a substantial influx of capital from investors which, when combined with significant competition for real estate, may have resulted in inflated purchase prices for such assets.  We and the Core Fund have purchased assets in such environments, and therefore, we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets if the real estate market ceases to attract the same level of capital investment in the future as it attracted when we invested in such assets, or if the number of companies seeking to acquire such assets decreases.  If any of these circumstances occur or the values of our investments are otherwise negatively affected, the value of an investment in our shares may likewise decrease, and stockholders could lose some or all of their investment.

We have invested a significant percentage of our total current investments in the Core Fund. Because of our current Core Fund investments, it is likely that Hines affiliates will retain significant control over a significant percentage of our investments even if our independent directors remove our Advisor.

While a majority of our independent directors may remove our Advisor upon 60 days' written notice, our independent directors cannot unilaterally remove the managing general partner of the Core Fund, which is also an affiliate of Hines. We have substantial investments in the Core Fund. Because of our current Core Fund investments and because our ability to remove the managing general partner of the Core Fund is limited, it is likely that an affiliate of Hines will maintain a substantial degree of control over a significant percentage of our investments despite the removal of our Advisor by our independent directors. In addition, our ability to redeem any investment we hold in the Core Fund is limited. Please see “- Business and Real Estate Risks - Our ability to redeem all or a portion of our investment in the Core Fund is subject to significant restrictions” for more information regarding our ability to redeem any investments in the Core Fund.

Many of the fees we pay were not determined on an arm's-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to our Advisor, property manager and other affiliates of Hines for services they provide us was not determined on an arm's-length basis. All service agreements, contracts or arrangements between or among Hines and its affiliates, including the Advisor and us, were not negotiated at arm's-length. Such agreements include the advisory agreement we entered into with the Advisor (the “Advisory Agreement”) and the property management and leasing agreements we entered into with Hines. We cannot assure our stockholders that a third party unaffiliated with Hines would not be able and willing to provide such services to us at a lower price.

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

Hines REIT's interest in the Operating Partnership will be diluted by the Participation Interest in the Operating Partnership held by HALP Associates Limited Partnership and an interest in Hines REIT may be diluted if we issue additional shares.

Hines REIT owned a 94.7% general partner interest in the Operating Partnership as of December 31, 2012. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of December 31, 2012. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 4.8% limited partnership interest in the Operating Partnership as of December 31, 2012, which is a profits interest (the “Participation Interest”). The Participation Interest will increase to the extent leverage is used because the use of leverage will allow us to acquire more assets. Each increase in this interest will dilute our stockholders' indirect investment in the Operating Partnership and, accordingly, reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

Additionally, stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, stockholders may experience dilution of their equity investment if we:

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

In the event of a merger in which we are not the surviving entity, and pursuant to which our Advisory Agreement is terminated under certain circumstances, Hines and its affiliates may require the Operating Partnership to purchase all or a portion of the Participation Interest and interest in the Operating Partnership that they hold at any time thereafter for cash, or our shares, as determined by the seller. The Participation Interest increases on a monthly basis and, as the percentage interest in the Operating Partnership attributable to this interest increases, these rights may deter transactions that could result in a merger in which we are not the survivor. This deterrence may limit the opportunity for stockholders to receive a premium for their common shares that might otherwise exist if an investor attempted to acquire us through a merger.

Hines' ability to cause the Operating Partnership to purchase the Participation Interest and any OP Units it and its affiliates hold in connection with the termination of the Advisory Agreement may deter us from terminating the Advisory Agreement.

Under our Advisory Agreement, if we are not advised by an entity affiliated with Hines, Hines or its affiliates may cause the Operating Partnership to purchase some or all of the Participation Interest or OP Units then held by such entities. The purchase price will be based on the net asset value of the Operating Partnership and payable in cash, or our shares, as determined by the seller. If the termination of the Advisory Agreement would result in the Company not being advised by an affiliate of Hines, and if the amount necessary to purchase Hines' interest in the Operating Partnership is substantial, these rights could discourage or deter us from terminating the Advisory Agreement under circumstances in which we would otherwise do so.

We may issue preferred shares or separate classes or series of common shares, which issuance could adversely affect the holders of our common shares.

We may issue, without stockholder approval, preferred shares or a class or series of common shares with rights that could adversely affect our holders of the common shares. Upon the affirmative vote of a majority of our directors (including in the case of preferred shares, a majority of our independent directors), our charter authorizes our board of directors (without any further action by our stockholders) to issue preferred shares or common shares in one or more class or series, and to fix the voting rights (subject to certain limitations), liquidation preferences, dividend rates, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences with respect to such class or series of shares. If we ever create and issue preferred shares with a dividend preference over common shares, payment of any dividend preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on the common shares. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common shares with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

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

Many of these requirements are intended to provide benefits or protections to security holders of investment companies. Because we do not expect to be subject to these requirements, our stockholders will not be entitled to these benefits or protections.

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

If Hines REIT, the Operating Partnership or the Core Fund is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our stockholders' investment return or impair our ability to conduct our business as planned.

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

If we held investment securities and the value of these securities exceeded 40% of the value of our total assets, we may be required to register as an investment company. Investment companies are subject to a variety of substantial requirements that could significantly impact our operations. Please see “- We are not registered as an investment company under the Investment Company Act of 1940 and therefore we will not be subject to the requirements imposed on an investment company by such Act. Similarly, the Core Fund is not registered as an investment company” above. The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and the investment return on our shares.

If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our investment in the Core Fund is subject to the risks described in this risk factor, as the Core Fund will need to operate in a manner to avoid qualifying as an investment company as well. If the Core Fund is required to register as an investment company, the extra costs and expenses and limitations on operations resulting from such as described above could adversely impact the Core Fund's operations, which would indirectly reduce the return on our shares and that registration also could adversely affect our status as an investment company.

If our assets are deemed to be plan assets under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Advisor and we may be exposed to liabilities under Title I of ERISA and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. If the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making a further investment in us through our dividend reinvestment plan, stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on such stockholders' investment and our performance.

There are special considerations that apply to pension or profit sharing trusts or individual retirement accounts (“IRAs”) investing in our common stock.

If stockholders have invested the assets of an IRA, pension, profit sharing, 401(k), Keogh or other qualified retirement plan or plan to further invest through our dividend reinvestment plan, they should satisfy themselves that:

•	their investment is consistent with their fiduciary obligations under ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan's investment policy;

•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce “unrelated business taxable income” for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

The ownership limit in our charter may discourage a takeover attempt.

Our charter provides that no holder of shares, other than Hines, affiliates of Hines or any other person to whom our board of directors grants an exemption, may directly or indirectly own more than 9.9% in value of the aggregate of our outstanding shares or more than 9.9% of the number or value, whichever is more restrictive, of the outstanding shares of any class or series of our outstanding securities. This ownership limit may deter tender offers for our outstanding shares, which offers may be attractive to our stockholders, and thus may limit the opportunity for stockholders to receive a premium for their shares that might otherwise exist if an investor attempted to assemble a block of common shares in excess of 9.9% in value of the aggregate of our outstanding shares or more than 9.9% of the number or value, whichever is more restrictive, of the outstanding shares of any class or series or otherwise to effect a change of control in us.

We will not be afforded the protection of the Maryland General Corporation Law relating to business combinations.

Provisions of the Maryland General Corporation Law prohibit business combinations unless prior approval of the board of directors is obtained before the person seeking the combination became an interested stockholder, with:

•	any person who beneficially owns 10% or more of the voting power of our outstanding voting stock (an “interested stockholder”);

•
any of our affiliates who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares (also an “interested stockholder”); or

•	an affiliate of an interested stockholder.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Because our charter contains limitations on ownership of 9.9% or more of our common shares by a stockholder other than Hines or an affiliate of Hines, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter will provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

Business and Real Estate Risks

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of real estate investments in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. An investment in the Company will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.  For example, based on our pro-rata share of the estimated aggregate value of the real estate investments in which we owned interests as of December 31, 2012, approximately 14% of our portfolio consists of properties located in Los Angeles, 11% of our portfolio consists of properties located in Dallas, 11% of our portfolio consists of properties located in Seattle, 10% of our portfolio consists of properties located in Houston, and 10% of our portfolio consists of properties located in Chicago. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration and — Industry Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by unfavorable developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of December 31, 2012, 17% of our space is leased to tenants in the legal industry, 13% is leased to tenants in the finance and insurance industries, 11% is leased to tenants in the manufacturing industry and 11% is leased to tenants in the information and technology industries. Please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Update.”

From time to time, distributions we paid to our stockholders were partially funded with advances, borrowings or waivers of fees from our Advisor. We may use similar advances, borrowings, deferrals or waivers of fees from our Advisor or affiliates, or other sources in the future to fund distributions to our stockholders. We cannot assure stockholders that in the future we will be able to achieve cash flows necessary to repay such advances or borrowings and pay distributions at our current per-share amounts, or to maintain distributions at any particular level, if at all.

We cannot assure stockholders that we will be able to continue paying distributions to our stockholders at our current per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. As a result of market conditions, beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary public offering price of $10.08 per share).

With the authorization of our board of directors, we continued to declare distributions in the amount of $0.00138082 per share, per day through March 31, 2013, which represents an annualized distribution rate of 6.6% (based on the estimated share value of $7.61 per share and assuming the current distribution is maintained for a twelve month period).  With respect to the $0.00138082 per share per day distributions declared from July 1, 2011 through March 31, 2013, $0.00041425, or approximately 30%, of the per share, per day distributions were designated by us as special distributions which represent a return of a portion of the stockholders' invested capital and, as such, reduce their remaining investment in Hines REIT.  The special distributions were or will be funded with a portion of the proceeds from sales of investment property.  The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our stockholders. The remaining 70% of these distributions was or will be paid from funds generated by our operations. In addition, as noted above and described further in Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition — Subsequent Events, on March 25, 2013, with the authorization of our board of directors, we declared a distribution of $0.80 per share to be paid on April 30, 2013 to all stockholders of record as of April 2, 2013. Further, with the authorization of our board of directors, we declared distributions for the month of April 2013 in an amount equal to $0.00073973 per share, per day, which reflects a reduction from the $0.00138082 per share, per day rate that was declared between July 1, 2010 and March 31, 2013.

In our initial quarters of operations, funds generated by our operations were insufficient to fund our distributions to stockholders and minority interests. As a result, our Advisor advanced funds to us to enable us to partially fund our distributions, and our Advisor deferred, and in some cases forgave, the reimbursement of such advances.  In addition, for the period from July 1, 2011 through December 31, 2012, our Advisor agreed to waive a portion of its monthly cash asset management fee such that the fee was reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we had invested in real estate investments as of the end of each month.  As a result of the waiver of these fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  This fee waiver was not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. We did not receive any advances from our Advisor after June 30, 2006, and, other than with respect to amounts previously forgiven as of December 31, 2006, we had reimbursed our Advisor for these advances. Our Advisor is under no obligation to advance funds to us in the future or to defer or waive fees in order to support our distributions. Please see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Cash Flows from Financing Activities - Distributions.”

If our Advisor or its affiliates do not determine to advance funds to cover our expenses or defer or waive fees in the future, our ability to pay distributions to our stockholders could be adversely affected, and we may be unable to pay distributions to our stockholders, or such distributions could decrease significantly. In addition, our Advisor, banks or other financing sources may make loans or advances to us in order to allow us to pay future distributions to our stockholders. The ultimate repayment of this liability could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially adversely impact the value of our shares. In addition, our Advisor or affiliates could choose to receive shares of our common stock or interests in the operating partnership in lieu of cash fees to which they are entitled, and the issuance of such securities may dilute the interest of our stockholders.

If we sell a significant amount of our investments, it may adversely impact our ability to pay regular distributions to our stockholders.

As noted above, we have sold certain of our investments and have distributed a portion of the sales proceeds to our stockholders as a special distribution that represents a return of our stockholders' invested capital. If we dispose of a significant amount of our investments, then such dispositions also will reduce the aggregate cash flow generated by our properties and may adversely impact our ability to maintain the payment of regular distributions to our stockholders. As noted above, the

$0.00073973 per share, per day distribution rate declared for April 2013 reflects a reduction from the $0.00138082 per share, per day rate that was declared between July 1, 2010 and March 31, 2013.

We may need to incur borrowings that would otherwise not be incurred to meet REIT minimum distribution requirements.

In order to maintain our qualification as a REIT, we are required to distribute to our stockholders at least 90% of our annual ordinary taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid (or deemed paid) by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years.

We expect our income, if any, to consist almost solely of our share of the Operating Partnership's income, and the cash available for the payment of distributions by us to our stockholders will consist of our share of cash distributions made by the Operating Partnership. As the general partner of the Operating Partnership, we will determine the amount of any distributions made by the Operating Partnership. However, we must consider a number of factors in making such distributions, including:

•	the amount of the cash available for distribution;

•	the impact of such distribution on other partners of the Operating Partnership;

•	the Operating Partnership's financial condition;

•	the Operating Partnership's capital expenditure requirements and reserves therefor; and

•	the annual distribution requirements contained in the Code necessary to qualify and maintain our qualification as a REIT.

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

We are one of only two publicly-offered real estate investment programs sponsored by Hines and Hines' first REIT. Hines' previous programs and investments were conducted through privately-held entities not subject to either the up-front commissions, fees or expenses associated with our public offerings or all of the laws and regulations that govern us, including reporting requirements under the federal securities laws, and tax and other regulations applicable to REITs. A significant portion of Hines' other programs and investments also involve development projects. Although we are not prohibited from participating in development projects, we currently do not expect to participate in development activities.

The past performance of other programs sponsored by Hines may not be indicative of our future results and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. Stockholders should not rely on the past performance of other programs or investments sponsored by Hines to predict or as an indication of our future performance.

Our indirect investments were made consistently with the investment objectives and policies described in this report and are, therefore, subject to similar business and real estate risks. The Core Fund, which has investment objectives and policies similar to ours, is subject to many of the same business and real estate risks as we are.

For example, the Core Fund:

•	will be affected by general economic and regulatory factors it cannot control or predict;

•	depends on its tenants for its revenue and relies on certain significant tenants;

•	may not have funding or capital resources for future tenant improvements;

•	also operates in a competitive business with competitors who have significant financial resources and operational flexibility;

•	will make illiquid investments and be subject to general economic and regulatory factors, including environmental laws, which it cannot control or predict;

•	will be subject to property taxes and operating expenses that may increase;

•	is subject to risks associated with terrorism, uninsured losses and high insurance costs;

•	is also dependent upon Hines and its key employees for its success;

•	is subject to risks as a result of joint ownership of real estate with Hines and other Hines programs or third parties; and

•	uses borrowings and leverage which may result in foreclosures and unexpected debt-service requirements and indirectly negatively affect our ability to pay dividends to our stockholders.

To the extent the operations and ability of the Core Fund, or any other entity through which we indirectly invest in real estate, to make distributions is adversely affected by any of these risks, our operations and ability to pay distributions to our stockholders will be adversely affected.

Our ability to redeem all or a portion of our investment in the Core Fund is subject to significant restrictions.

The Core Fund will attempt to redeem up to 10% of its outstanding interests during any calendar year, provided that the Core Fund will not redeem any interests if the managing general partner determines that such redemption would result in any REIT in which the Core Fund has an interest ceasing to qualify as a domestically controlled REIT for U.S. income tax purposes. As a result of restrictions, we may not be able to exit the Core Fund or liquidate all or a portion of our interest in the Core Fund. Please see the risk factor captioned “- If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investments in the Core Fund may be materially adversely affected” below.

If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investments in the Core Fund may be materially adversely affected.

The Core Fund co-owns several buildings together with certain independent pension plans and funds (the “Institutional Co-Investors”) that are advised by General Motors Investment Management Corporation Inc. (the “Institutional Co-Investor Advisor”). Each entity formed to hold these buildings is required to redeem the interests held by the Institutional Co-Investors in such entity at dates ranging from May 10, 2012 to May 1, 2019. Additionally, the Institutional Co-Investor Advisor is

entitled to co-investment rights for real estate assets in which the Core Fund invests. For each asset in which Institutional Co-Investors acquire interests pursuant to the Institutional Co-Investor Advisor's co-investment rights, the Core Fund will establish a three-year period (except for Hines NY Core Office Trust, which has a one-year period) ending no later than the twelfth anniversary of the date the asset is acquired during which the entity through which those Institutional Co-Investors co-invest in such asset will redeem such Institutional Co-Investors' interests in such entity, unless the Institutional Co-Investors elect to extend such period. The Institutional Co-Investor Advisor also has certain buy/sell rights in entities in which the Institutional Co-Investors have co-invested with the Core Fund.

In addition, certain limited partnerships established by Ideenkapital Financial Engineering AG and affiliated entities under the laws of Germany own interests in Hines US Core Office Properties LP (“US Core Properties”), a subsidiary of the Core Fund through which it owns a majority of its investments. Each such entity (“IK Fund”) has the right to require US Core Properties to redeem all or a portion of its interest in US Core Properties as of certain dates ranging from December 31, 2014 through December 31, 2017. The Core Fund is obligated to provide US Core Properties with sufficient funds to fulfill US Core Properties' obligations in respect of the IK Fund redemption rights described above, to the extent sufficient funds are not otherwise available to US Core Properties.

We cannot assure our stockholders that the Core Fund will have capital available on favorable terms or at all to fund the redemption of such interests. If the Core Fund is not able to raise additional capital to meet such mandatory redemption requirements, the Core Fund may be required to sell assets that it would otherwise elect to retain or sell assets or otherwise raise capital on less than favorable terms or at a time when it would not otherwise do so. If the Core Fund is forced to sell any of its assets under such circumstances, the disposition of such assets could materially adversely impact the Core Fund's operations and ability to make distributions to us and, consequently, our investment in the Core Fund.

We could be responsible for all liabilities of limited partnership joint ventures in which we invest as the general partner.

We have a general partner interest in some of our joint ventures. As a general partner, we could be liable for all the liabilities of such partnership. Additionally, our interest in the Core Fund is in the form of a non-managing general partner interest. As a non-managing general partner, we are potentially liable for all liabilities of the partnership without having the same rights of management or control over the operation of the partnership as the managing general partner.

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

If we cannot meet our required debt obligations, the property or properties subject to indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to the Company. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds. Additionally, we may be required to refinance our debt subject to “lump sum” or “balloon” payment maturities on terms less favorable than the original loan or at a time we would otherwise prefer to not refinance such debt. Further, certain of our debt financing agreements provide the lender with the right to have the properties serving as collateral appraised periodically in order to determine whether the outstanding principal balance exceeds the lender's appraised value of the collateral.  If such an excess exists, we may be required to rebalance by making a partial payment or providing additional collateral to eliminate the excess.  A refinancing or rebalancing on such terms or at such times could increase our debt service payments, which would decrease the amount of cash we would have available for operations and distribution payments and may cause us to determine to sell one or more properties at a time when we would not otherwise do so.

We have acquired and may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our stockholders.

Use of derivative instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities generally may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our stockholders.

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

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and our Advisor have broad discretion when overseeing and managing our investments, including the determination of whether and when to dispose of an investment.

Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we have invested. If Hines or its affiliates (or any of their key employees) suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. The Core Fund is also managed by an affiliate of Hines. Its performance and success is also dependent on Hines and the Core Fund is likewise subject to these risks.

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

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on our income and our ability to pay distributions. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant's bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Unfavorable changes in economic conditions have adversely impacted occupancy and rental rates and could adversely impact our results of operations and our ability to pay distributions to our stockholders.

Unfavorable economic conditions have adversely impacted office building occupancy and rental rates. Further declines in occupancy and rental rates in the markets in which we operate may have a material adverse impact on our cash flows, operating results and carrying value of investment property. We have experienced some of these adverse effects. For example, during 2012, we recorded impairment charges on three of our directly owned investments. The risks that may affect conditions in these markets include the following:

•	changes in the national, regional and local economic climates;

•	local conditions, such as an oversupply of office space or a reduction in demand for office space in the area;

•	economic downturns which simultaneously affect more than one of our geographical markets; and

•	increased operating costs, if these costs cannot be passed through to tenants.

National, regional and local economic climates have been adversely affected by the job losses and subsequent slow job growth experienced in the United States in recent years, which has adversely impacted market rents in the markets in which we operate. We could also face challenges related to adequately managing and maintaining our properties, should we experience increased operating costs. As a result, we have experienced and may continue to experience a loss of rental revenues, which may adversely affect our results of operations and our ability to satisfy our financial obligations and to pay distributions to our stockholders.

Our investments may be subject to additional impairment provisions based on market and economic conditions.

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties and other investments may be impaired. These assessments have a direct impact on our earnings because recording an impairment provision results in an immediate negative non-cash adjustment to earnings. A property's value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. Ongoing adverse market and economic conditions and market volatility continue to make it challenging to value properties and investments owned by us directly and indirectly. There may be uncertainty in the valuation, or in the stability of the value of a property, that could result in a substantial decrease in the value.

For example, during 2012, we recorded impairment changes on three of our directly-owned investments. There can be no assurance that we will not record additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken. Please see Note 13 of the Notes to the Consolidated Financial Statements in Item 8.

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

Terrorist attacks may negatively affect our operations and an investment in our shares. Such attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Hines has historically owned and managed office properties in major metropolitan or suburban areas. We have also invested in such properties. For example, the Core Fund owns interests in properties located in New York City and Washington, D.C. We and the Core Fund also own properties in the central business districts of other major metropolitan cities. Insurance risks associated with potential acts of terrorism against office and other properties in major metropolitan areas could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. We intend to obtain terrorism insurance, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. Terrorism insurance may not be available at a reasonable price or at all.

The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or our stockholders' investment. More generally, any of these events could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Our revenues will be dependent upon payment of rent by tenants, which may be particularly vulnerable to uncertainty in the local economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to our stockholders.

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

Continued disruptions in the global financial markets and uncertain economic conditions could adversely affect commercial real estate values and our ability to secure debt financing and service future debt obligations, which could adversely impact our results of operations and our ability to pay distributions to our stockholders.

Despite improved access to capital for some market participants, the capital and credit markets continue to be affected by the extreme volatility and disruption of recent years, and the health of the global capital markets remains a concern. The banking industry has been experiencing improved earnings, but the relatively low-growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government’s credit rating in 2011 has increased these concerns, especially for the larger banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC has characterized a substantial number of financial institutions as “troubled,” and the threat of more bank closings continues to weigh on the financial markets. Liquidity in the global credit market has been reduced by market disruptions, and new lending is expected to remain subdued in the near term. We have relied in part on debt financing to finance our investments. Although we have been successful in our refinancings to date, as a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Further disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments and could make it more difficult to sell any of our investments at attractive prices if we determine to do so. These disruptions in the markets and corresponding economic uncertainty may adversely impact our results of operations and our ability to pay distributions to our stockholders and may result in a decrease in the value of our stockholders' investment.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our stockholders may be limited.

Equity real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs such as share redemptions. We expect to generally hold a property for the long term. When we sell any of our properties, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders. Further, we may not distribute any proceeds from the sale of properties to our stockholders. For example, we may use such proceeds to:

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

While we have invested primarily in institutional-quality office properties, we also have made investments in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties are more likely to contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to increased risk of liabilities under environmental laws and regulations. The presence of hazardous or toxic substances, which may include mold, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

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

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990 (the “ADA”). Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We have attempted to acquire properties that comply with the ADA or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with the ADA. However, we may not be able to allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distributions and the amount of distributions to our stockholders.

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

Our investment policies may change without stockholder approval, which could not only alter the nature of an investment in our shares but also subject any such investment to new and additional risks.

Except as otherwise provided in our organizational documents, our investment policies, including our policies with respect to borrowings and dispositions, and the methods of implementing our investment objectives and policies may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. As a result, the nature of an investment in our shares could change indirectly without stockholder consent and become subject to risks not described in this report.

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

We do not have employees. Pursuant to a contract with Hines, the Advisor relies on employees of Hines and its affiliates to manage and operate our business. Hines is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and Hines will continue to be actively involved in real estate operations and activities other than our operations and activities. Hines currently controls and/or operates other entities that own properties in many of the markets in which we have invested. Hines spends a material amount of time managing these properties and other assets unrelated to our business. Our business may suffer as a result because we lack the ability to manage it without the time and attention of Hines' employees.

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

We sold our interest in Distribution Park Rio to an affiliate of Hines in January 2013 and may, in the future, dispose of additional investments through a sale to Hines or its affiliates. Hines, its affiliates and employees (including our officers and directors) may make substantial profits in connection with such transactions. We must follow certain procedures when selling assets to Hines and its affiliates, including that the sale must be approved by a majority of our independent directors and that the sale price must be based on the fair market value of such property (as determined by an independent expert). We may owe fiduciary and/or other duties to the purchasing entity in these transactions and conflicts of interest between us and the purchasing entities could exist in such transactions. These conflicts could result in transactions that are less favorable to us than we would receive from a third party.

Hines may face conflicts of interest in connection with the management of our day-to-day operations and in the enforcement of agreements between Hines and its affiliates.

Hines and the Advisor manage our day-to-day operations and properties pursuant to property management agreements and an advisory agreement. These agreements were not negotiated at arm's length and certain fees payable by us under such agreements are paid regardless of our performance. Hines and its affiliates may be in a conflict of interest position as to matters relating to these agreements. Examples include the computation of fees and reimbursements under such agreements, the enforcement and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to affiliates of Hines. These fees may be higher than fees charged by third parties in an arm's-length transaction as a result of these conflicts.

Certain of our officers and directors face conflicts of interest relating to the positions they hold with other entities.

Certain of our officers and directors are also officers and directors of the Advisor and other entities controlled by Hines such as the managing general partner of the Core Fund, the Advisor of Hines Global REIT, Inc. or the Adviser to HMS Income Fund, Inc. Some of these entities may compete with us for leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our stockholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

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

Generally, we are obligated under our charter and the bylaws to indemnify our officers and directors against certain liabilities incurred in connection with their services. We have also executed indemnification agreements with each officer and director and agreed to indemnify them for any such liabilities that they incur. These indemnification agreements, as well as the indemnification provisions in our charter and bylaws, could limit our ability and the ability of our stockholders to effectively take action against our officers and directors arising from their service to us. In addition, there could be a potential reduction in distributions resulting from our payment of premiums associated with insurance or payments of a defense, settlement or claim.

Our UPREIT structure may result in potential conflicts of interest.

Persons holding OP Units have the right to vote on certain amendments to the Agreement of Limited Partnership of the Operating Partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of the Operating Partnership, we will be obligated to act in a manner that is in the best interest of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders.

Tax Risks

If we fail to qualify as a REIT, our operations and our ability to pay distributions to our stockholders would be adversely impacted.

We believe we qualify as a REIT under the Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;

•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	our cash available for distribution would be reduced and we would have less cash to distribute to our stockholders; and

•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our stockholders could be adversely affected.

We believe the Operating Partnership will be treated as a partnership, and not as an association or a “publicly traded partnership” for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in the Operating Partnership. However, if the Internal Revenue Service (the “IRS”) successfully determined that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductable distributions in computing the Operating Partnership's taxable income. In addition, we could fail to qualify as a REIT.  Please see “— If we fail to qualify as a REIT, our operations and ability to pay distributions to our stockholders would be adversely impacted” above. In addition, the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our stockholders.

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

If stockholders participate in the dividend reinvestment plan, they will be required to take into account, in computing their taxable income, ordinary and capital gain distributions allocable to shares they own, even though they receive no cash because such distributions are reinvested. In addition, the difference between the public offering price of our shares and the amount paid for shares purchased pursuant to our dividend reinvestment plan may be deemed to be taxable as income to participants in the plan.

Foreign investors may be subject to FIRPTA tax on sale of common shares if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT's capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT's existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gains realized by foreign investors on a sale of our common shares would be subject to FIRPTA tax, unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common shares. Our common shares are not currently traded on an established securities market.

In certain circumstances, we may be subject to federal and state income taxes as a REIT or other state or local income taxes, which would reduce our cash available to pay distributions to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid paying federal income tax and/or the 4% excise tax that generally applies to income retained by a REIT. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or at the level of the other companies through which we indirectly own our assets.

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

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts or estates is currently 20% (commencing in 2013). Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in our common shares to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of our common shares.

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.

We have invested in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation. Failure to qualify as a REIT may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity's ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to forego otherwise attractive opportunities or make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

We may not be able to avoid paying corporate income tax on gains generated from the disposition of our assets by distributing such gains to our stockholders.

We might sell or otherwise dispose of our properties and distribute gains from the dispositions to our stockholders in a manner intended to generate a dividends paid deduction in order to minimize or avoid corporate income tax that we would otherwise pay on such retained gains. Special rules apply with respect to the dividends paid deduction for amounts distributed in liquidation of a REIT. The IRS might assert that stockholder distributions associated with the dispositions of our assets are liquidating distributions even if we have not formally adopted a plan of liquidation. If the IRS were successful, or if we otherwise fail to satisfy the rules applicable to liquidating distributions from REITs, we might not be entitled to a dividends paid deduction for such stockholder distributions and we would be subject to corporate income tax on such gains even if such gains were distributed to our stockholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2012, we owned direct and indirect investments in 51 properties. These properties consisted of 37 U.S. office properties, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. These properties contain, in the aggregate, 24.3 million square feet of leasable space, and we believe each property is suitable for its intended purpose. The following tables provide summary information regarding the properties in which we owned interests as of December 31, 2012.

Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased	Our Effective Ownership (1)
Directly-owned Properties
321 North Clark	Chicago, Illinois	4/2006; $247.3	889,744	79%	100%
Citymark	Dallas, Texas	8/2005; $27.8	218,926	76%	100%
4050/4055 Corporate Drive	Dallas, Texas	5/2008; $42.8	643,429	85%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007; $289.6	1,253,343	80%	100%
345 Inverness Drive	Denver, Colorado	12/2008; $25.7	175,287	69%	100%
Arapahoe Business Park	Denver, Colorado	12/2008; $40.8	309,450	92%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	3/2008; $120.0	550,579	100%	100%
2100 Powell	Emeryville, California	12/2006; $144.9	345,892	100%	100%
Williams Tower(2)	Houston, Texas	5/2008; $271.5	1,479,764	97%	100%
2555 Grand	Kansas City, Missouri	2/2008; $155.8	595,607	100%	100%
One Wilshire	Los Angeles, California	8/2007; $287.0	661,553	94%	100%
3 Huntington Quadrangle	Melville, New York	7/2007; $87.0	407,912	80%	100%
Airport Corporate Center	Miami, Florida	1/2006; $156.8	1,018,428	80%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	9/2007; $87.0	770,139	78%	100%
3400 Data Drive	Rancho Cordova, California	11/2006; $32.8	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006; $99.0	251,313	100%	100%
Laguna Buildings	Redmond, Washington	1/2007; $118.0	460,661	89%	100%
1515 S Street	Sacramento, California	11/2005; $66.6	349,740	100%	100%
1900 and 2000 Alameda	San Mateo, California	6/2005; $59.8	254,145	94%	100%
Seattle Design Center	Seattle, Washington	6/2007; $56.8	390,684	70%	100%
5th and Bell	Seattle, Washington	6/2007; $72.2	197,135	38%	100%
Total for Directly-Owned Properties			11,373,434	87%

Indirectly-owned Properties

Core Fund Properties
One Atlantic Center	Atlanta, Georgia	7/2006; $305.0	1,100,312	91%	22%
The Carillon Building	Charlotte, North Carolina	7/2007; $140.0	473,405	79%	22%
Charlotte Plaza	Charlotte, North Carolina	6/2007; $175.5	625,026	91%	22%
One North Wacker	Chicago, Illinois	3/2008; $540.0	1,373,754	91%	11%
333 West Wacker	Chicago, Illinois	4/2006; $223.0	857,558	77%	18%
425 Lexington Avenue	New York, New York	8/2003; $358.6	700,034	100%	11%
499 Park Avenue	New York, New York	8/2003; $153.1	296,005	91%	11%
Renaissance Square	Phoenix, Arizona	12/2007; $270.9	965,508	74%	22%
Riverfront Plaza	Richmond, Virginia	11/2006; $277.5	951,616	98%	22%
Douglas Corporate Center	Roseville, California	5/2007; $65.5	214,606	89%	18%
Wells Fargo Center	Sacramento, California	5/2007; $224.0	502,365	82%	18%
525 B Street	San Diego, California	8/2005; $116.3	449,180	78%	22%

Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased		Our Effective Ownership (1)
The KPMG Building	San Francisco, California	9/2004; $148.0	379,328	93%		22%
101 Second Street	San Francisco, California	9/2004; $157.0	388,370	94%		22%
720 Olive Way	Seattle, Washington	1/2006; $83.7	300,710	86%		18%
1200 19th Street	Washington, D.C.	8/2003; $69.4	337,578	86%		11%
Warner Center	Woodland Hills, California	10/2006; $311.0	808,274	90%		18%
Total for Core Fund Properties			10,723,629	88%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008; (3)	104,060	100%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008; (3)	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	3/2009; $15.3	92,587	95%		70%
Champions Village	Houston, Texas	11/2008; (3)	384,400	96%		70%
King’s Crossing	Kingwood, Texas	11/2008; (3)	126,397	100%		70%
Sandy Plains Exchange	Marietta, Georgia	2/2009; $12.4	72,784	95%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008; (3)	228,796	87%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008; (3)	88,108	99%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008; (3)	99,172	96%		70%
Shoppes at Parkland	Parkland, Florida	3/2009; $27.7	145,543	99%		70%
Oak Park Village	San Antonio, Texas	11/2008; (3)	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	1/2009; $10.8	68,641	98%		70%
Total for Grocery-Anchored Portfolio			1,509,856	96%

Other
Distribution Park Rio (4)	Rio de Janeiro, Brazil	7/2007: $53.7(5)	690,579	94%		50%
Total for All Properties			24,297,498	88%	(6)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2012, Hines REIT owned a 94.7% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 5.3% interest in the Operating Partnership. In addition, we owned an approximate 27.1% non-managing general partner interest in the Core Fund as of December 31, 2012. The Core Fund does not own 100% of its properties; its ownership interest in its properties ranges from 40.6% to 82.8%.

(2)
On March 2013, we sold Williams Tower for a net contract sales price of $412.0 million, which we acquired in May 2008 for a net contract purchase price of $271.5 million. We received net proceeds of $228.4 million in relation to this sale.

(3)	These properties were purchased as part of a portfolio that included eight properties for a purchase price of $205.1 million.

(4)
As of December 31, 2012, we owned a 50% indirect interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil, through a joint venture with Hines Calpers Brazil (“HCB”), an affiliate of Hines. We formed the joint venture in June 2007 with an initial investment of $28.9 million. Subsequent to December 31, 2012, we sold our 50% indirect interest in Distribution Park Rio. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary for further information.

(5)	This amount was converted from 103.7 million BRL using the currency exchange rate in effect as of the date of acquisition.

(6)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 88%.

Lease Expirations

Directly-Owned Properties

The following table lists, on an aggregate basis, all of the scheduled lease expirations for each of the years ending December 31, 2013 through December 31, 2022 and thereafter for the 21 properties we owned directly as of December 31, 2012. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area
Vacant	—	1,523,608	13.4%
2013	96	826,379	7.3%
2014	63	427,496	3.8%
2015	70	846,907	7.4%
2016	64	817,460	7.2%
2017	55	1,194,557	10.5%
2018	37	1,593,904	14.0%
2019	19	503,592	4.4%
2020	17	469,429	4.1%
2021	16	783,599	6.9%
2022	9	439,352	3.9%
Thereafter	18	1,947,151	17.1%

Indirectly-Owned Properties

The following table lists all of the scheduled lease expirations for each of the years ending December 31, 2013 through December 31, 2022 and thereafter for the 30 properties in which we owned an indirect interest as of December 31, 2012. The table shows the approximate leasable square feet represented by the applicable lease expirations represents a 100% interest in each of the properties:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area
Vacant	—	1,419,459	11.0%
2013	142	1,182,752	9.2%
2014	107	1,107,988	8.6%
2015	103	1,190,212	9.2%
2016	83	680,489	5.3%
2017	108	1,144,346	8.9%
2018	42	1,261,772	9.8%
2019	27	672,190	5.2%
2020	17	576,268	4.5%
2021	25	833,030	6.4%
2022	25	957,549	7.4%
Thereafter	31	1,898,009	14.5%

All Properties

The following table lists our pro-rata share of the scheduled lease expirations for each of the years ending December 31, 2013 through December 31, 2022 and thereafter for all of the properties in which we owned an interest as of December 31, 2012. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area (1)
Vacant	—	1,842,653	12.5%
2013	238	1,207,054	8.2%
2014	170	779,027	5.3%
2015	173	1,159,676	7.9%
2016	147	1,021,737	6.9%
2017	163	1,495,256	10.1%
2018	79	1,900,684	12.9%
2019	46	657,274	4.5%
2020	34	645,162	4.4%
2021	41	986,600	6.7%
2022	34	698,711	4.7%
Thereafter	49	2,362,159	15.9%

(1)	These amounts represent our pro-rata share based on our effective ownership in each of the properties as of December 31, 2012.

Market Concentration

The following table provides a summary of the market concentration of our portfolio based on the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets through our investments in other entities such as the Core Fund) of each of the properties in which we owned interests as of December 31, 2012:

Market	Market Concentration: Directly-Owned Properties	Market Concentration: Indirectly-Owned Properties (1)	Market Concentration: All Properties
Los Angeles, California	22%	6%	14%
Dallas, Texas	13%	—%	11%
Seattle, Washington	11%	2%	11%
Houston, Texas	16%	3%	10%
Chicago, Illinois	8%	14%	10%
San Francisco, California	7%	14%	8%
Kansas City, Missouri	6%	—%	5%
Miami, Florida	5%	*	5%
Sacramento, California	4%	6%	5%
New York, New York	2%	14%	4%
Minneapolis, Minnesota	3%	—%	3%
Atlanta, Georgia	—%	10%	3%
Denver, Colorado	3%	—%	2%
Charlotte, North Carolina	—%	7%	2%
Richmond, Virginia	—%	7%	2%
Phoenix, Arizona	—%	6%	2%
Memphis, Tennessee	—%	1%	1%
Rio De Janeiro, Brazil	—%	2%	*
San Diego, California	—%	4%	*
Washington, D.C.	—%	4%	*
Orlando, Florida	—%	*	*
Raleigh, North Carolina	—%	*	*
San Antonio, Texas	—%	*	*

*       Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investments in the Core Fund, the Grocery-Anchored Portfolio and our joint venture in Brazil as of December 31, 2012. These amounts assume we own a 100% interest in each of the properties.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share (unless otherwise noted) of their leased square footage as of December 31, 2012:

Industry	Industry Concentration: Directly-Owned Properties	Industry Concentration: Indirectly-Owned Properties (1)	Industry Concentration: All Properties
Legal	16%	31%	17%
Finance and Insurance	12%	21%	13%
Manufacturing	13%	3%	11%
Information and Technology	14%	3%	11%
Grocery-Anchored Retail	—%	13%	8%
Professional Services	7%	7%	6%
Government	5%	4%	5%
Oil & Gas/Energy	5%	*	4%
Transportation and Warehousing	2%	3%	4%
Health Care	5%	*	4%
Real Estate	3%	2%	3%
Wholesale Trade	4%	*	3%
Accounting	2%	6%	2%
Arts, Entertainment and Recreation	3%	—%	2%
Other Services	3%	1%	3%
Construction	2%	*	1%
Administrative and Support Services	*	*	*
Retail	2%	*	2%
Hospitality	*	1%	*
Other	1%	3%	1%

*       Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investments in the Core Fund, the Grocery-Anchored Portfolio and our joint venture in Brazil as of December 31, 2012. These amounts represent a 100% interest in each of the properties.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 28, 2013, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2012, we had 231.7 million common shares that were outstanding, held by a total of approximately 56,900 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There currently is no established public trading market for our common shares and we do not expect one to develop. On November 30, 2009, our board suspended our share redemption program except for redemption requests made in connection with the death or disability of a stockholder.  We were required to revalue our common shares within 18 months after the date of the close of our most recent primary offering, which closed on December 31, 2009.  Accordingly, on May 24, 2011, our board of directors established an estimated value per share and a per share redemption price of $7.78, which was reduced from the prior redemption price of $9.15. We are required to update the estimated value per share every 18 months. Accordingly, on November 29, 2012, our board of directors established a new estimated value per share of our common stock of $7.61. As a result of this new estimated value per share, participants in the dividend reinvestment plan acquired shares at a fixed price of $7.61 per share beginning with distributions declared for the fourth quarter of 2012, which were paid on January 1, 2013. Additionally, effective December 31, 2012, any shares redeemed under the share redemption program will be redeemed at a price of $7.61 per share, rather than at the previous redemption price of $7.78 per share. If and when our share redemption program is resumed, it would continue to be limited in terms of the number of shares that may be redeemed quarterly and annually and our board of directors continues to be able to amend, further suspend or terminate our share redemption program upon 30 days’ written notice. During 2012, we redeemed 1.6 million shares at $7.78 per share.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of our common shares, we are required pursuant to FINRA Rule 5110(f)(2)(M) to disclose in each annual report distributed to our stockholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor has agreed to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares is deemed to be $7.61 per share as of December 31, 2012. Our deemed estimated per share value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements.

The primary drivers of the change in the estimated per share value from $7.78 in May 2011 to $7.61 in November 2012 are as follows:

•	$0.32 per share net increase in the aggregate value of our real estate investments, which represents a 4.4% net increase in value;

•
$0.15 per share reduction resulting from capital returned to our stockholders through quarterly distributions for the period from July 1, 2011 through October 1, 2012. These payments represent the portion of the quarterly distributions that were designated as special distributions of gains and returns of capital from the sales of our real estate investments, as previously disclosed in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission;

•	$0.23 per share reduction resulting from market adjustments related to the valuation of our debt, primarily due to the increased availability of low interest rate financing; and

•	$0.09 per share reduction related to an increase in the value of the noncontrolling interests, which is primarily attributable to the Participation Interest, which is described below.

Methodology

Consistent with our last valuation in May 2011, we engaged WeiserMazars, LLP (“Weiser”), an independent third party real estate advisory and consulting services firm, to review market value estimates of our real estate investments as of September 30, 2012. Their review was performed in accordance with Uniform Standards of Professional Appraisal Practice. In their report, Weiser found the basic assumptions and the individual market value estimates of our real estate investments to be fair and reasonable. Additionally, we engaged Jones Lang LaSalle (“JLL”), an independent third party real estate advisory and consulting services firm, to provide values of our debt obligations as of September 30, 2012.

As of September 30, 2012, our estimated per share value was calculated as follows (amounts in thousands except per share information):

	Estimated Value	Per Share
Real estate investments, including unconsolidated subsidiaries	$3,015,268	$13.02
Cash and other assets, net of other liabilities	170,253	0.73
Debt obligations	(1,327,644)	(5.73)
Noncontrolling interests	(94,495)	(0.41)
Estimated value / value per share	$1,763,382	$7.61

Real estate investments, including unconsolidated subsidiaries – The estimated market values of our real estate investments, which were reviewed by Weiser, as described above, were primarily determined using methodologies that are commonly used in the commercial real estate industry (including discounted cash flow analyses and reviews of current, historical and projected capitalization rates for properties comparable to those owned by us) and assume a 10-year holding period. Other key assumptions that were used in the discounted cash flow analyses are set forth in the following table:

	Range	Weighted Average
Exit capitalization rate	5.44% – 10.00%	7.43%
Discount rate/internal rate of return	6.24% – 12.25%	7.96%

Cash and other assets, net of other liabilities – Cash and other assets and liabilities were valued based on the amounts recorded for reporting purposes less estimated reserves for doubtful accounts.

Debt obligations – We engaged JLL to provide values of our debt obligations as of September 30, 2012. Such values were based on estimates of current interest rates and leverage levels for similar obligations and then marked to market.

Noncontrolling interests – The value of interests owned by affiliates of Hines Interests Limited Partnership (“Hines”) was determined based on such affiliates’ interests in each of the items described above. As of September 30, 2012, Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in Hines REIT Properties, L.P. (the “Operating Partnership”). Additionally, as of September 30, 2012, HALP Associates Limited Partnership (“HALP”), another affiliate of Hines, owned a 4.6% limited partnership interest in the Operating Partnership through a profits interest in the Operating Partnership (the “Participation Interest”).

Liquidity discount – No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the estimated per-share valuation and no attempt was made to value us as an enterprise.

Based on the information above, and in consultation with our advisor, Hines Advisors L.P. (the “Advisor”), our board of directors unanimously agreed upon an estimated per share value of $7.61, which is consistent with the Advisor’s recommendation.

Limitations of the Estimated Value per Share

As with any valuation methodology, each methodology used to determine the estimated value per share was based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive an estimated value per share that could be significantly different from the estimated value per share determined by our board of directors. For example, assuming all other factors remain constant, a 5% increase in the value of our real estate investments would increase the estimated value per share by $0.70. The estimated value per share determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with U.S. generally accepted accounting principles (GAAP), and such estimated value per share is not a representation, warranty or guarantee that (i) a stockholder would be able to realize the estimated share value if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the estimated value per share upon our liquidation or sale; (iii) shares of our common stock would trade at the estimated value per share on a national securities exchange; (iv) a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to estimate the value per share would be acceptable to FINRA. In addition, we can make no claim as to whether the estimated value will or will not satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.

Further, the estimated value per share was calculated as of a moment in time, and, although the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, sales of assets, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our dividend level relative to earnings, we do not undertake to update the estimated value per share on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in the dividend reinvestment plan.

Shares were offered pursuant to our dividend reinvestment plan at a price of $7.61 per share as of December 31, 2012. The offering price of our shares under our dividend reinvestment plan may not be indicative of the price our stockholders would receive if they sold our shares outside of our share redemption program, if our shares were actively traded or in the case of a liquidation. Because there is no public market for our shares, any sale of our shares would likely be at a substantial discount. Please see “Item 1A. Risk Factors — Investment Risks — There is currently no public market for our common shares, and we do not presently intend to list the shares on a stock exchange. Therefore, it will likely be difficult for stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The estimated per-share value of our common shares has been established at an amount that is less than the price stockholders paid for their shares in our prior public offerings and may be further adjusted in the future.”

Please see Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition — Subsequent Events for a description of the new estimated value per share of our common shares, effective as of April 2, 2013, as well as new pricing under our dividend reinvestment plan and share redemption program.

Distributions

In order to meet the requirements for being treated as a REIT under the Code and to pay regular cash distributions to our stockholders, which is one of our investment objectives, we have declared and expect to continue to declare distributions to stockholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly. We intend to continue this distribution policy for so long as our board of directors continues to deem this policy to be in our best interests. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering price of $10.08 per share).

With the authorization of our board of directors, we continued to declare distributions in the amount of $0.00138082 per share, per day through March 31, 2013, which represents an annual distribution rate of 6.6%, based on our estimated share value of $7.61, determined on November 29, 2012 (assuming the current distribution rate is maintained for a twelve-month period). As a result of the new estimated share value effective November 29, 2012, participants in our dividend reinvestment plan began acquiring shares at $7.61 per share for distributions declared for the fourth quarter of 2012.

With respect to the $0.00138082 per share, per day distributions declared for July 2011 through March 2013, $0.00041425 of the per share, per day distributions were or will be designated by us as special distributions which represent a return of a portion of the stockholders’ invested capital and, as such, reduce their remaining investment in us. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our stockholders. Please see Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition — Subsequent Events for a description of additional distributions declared and a reduction in the per share, per day distribution rate with respect to distributions declared for April 2013. In addition, see Subsequent Events in Item 7 for a description of the new estimated value per share of our common shares, effective as of April 2, 2013, as well as the new pricing under our dividend reinvestment plan and share redemption program.

In addition, for the period from July 1, 2011 through December 31, 2012, our Advisor agreed to waive a portion of its monthly cash asset management fee such that the fee was reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we had invested in real estate investments as of the end of each month.  As a result of the waiver of these fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. For the period from July 1, 2011 through December 31, 2012, this waiver totaled $7.6 million.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the quarters during the years ended December 31, 2012 and 2011, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Quarter Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2012
December 31, 2012	$17,801	$11,631	$29,432	(1)	$140
September 30, 2012	$17,513	$11,780	$29,293	(1)	$141
June 30, 2012	$17,054	$11,783	$28,837	(1)	$139
March 31, 2012	$16,813	$11,888	$28,701	(1)	$139
Total	$69,181	$47,082	$116,263		$559

2011
December 31, 2011	$16,743	$12,117	$28,860	(1)	$1,355
September 30, 2011	$16,505	$12,201	$28,706	(1)	$1,291
June 30, 2011	$15,995	$12,248	$28,243		$1,217
March 31, 2011	$15,491	$12,324	$27,815		$1,151
Total	$64,734	$48,890	$113,624		$5,014

(1)
As stated above, a portion of these distributions were funded using proceeds from sales of investment property, which represents a return of a portion of the stockholders’ invested capital.  For the years ended December 31, 2012 and December 31, 2011, respectively, $34.9 million and $17.3 million of the distributions declared to our stockholders were paid using such sales proceeds.

For the years ended December 31, 2012 and 2011, we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments and proceeds from the sales of our real estate investments.

Distributions to stockholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes and reduce the stockholders’ basis in our common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, it will generally be treated as a capital gain. We annually notify stockholders of the taxability of distributions paid during the preceding year.

For the year ended December 31, 2012, less than 1% of the distributions paid were taxable as capital gain dividends and approximately 99.4% were treated as a return of capital for federal income tax purposes. For the year ended December 31, 2011, less than 1% of the distributions paid were taxable to the investor as ordinary income, 57.3% were taxable as capital gain dividends, 27.7% were taxable as unrecaptured Section 1250 gain and approximately 14.7% were treated as return of capital for federal income tax purposes. The reason for the decrease in the taxability of the dividend is primarily due to the sale of Atrium on Bay in 2011 and we did not have any directly owned asset sales in 2012. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

On August 29, 2012, August 25, 2011 and October 13, 2010, 1,000 restricted common shares were granted to each of our independent directors, Messrs. Thomas A. Hassard, Lee A. Lahourcade, Stanley D. Levy and Paul B. Murphy Jr. Such shares were granted, as part of their annual compensation for service on our board of directors, without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

Share Redemption Program

Our shares are currently not listed on a national securities exchange and we currently do not intend to list our shares. In order to provide our stockholders with some liquidity, we have a share redemption program.   However, on November 30, 2009, our board of directors determined that it was in our best interest to suspend our share redemption program until further notice, except with respect to redemption requests made in connection with the death or disability of a stockholder.  On March 25, 2013, our board of directors amended and restated the share redemption program and reinstated the program, effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. See Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition — Subsequent Events for a description of the amended and restated share redemption program. The funds available for redemption will generally be limited to the amount of proceeds received from the Company's dividend reinvestment plan in the prior quarter. However, the Company's board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of the Company's shares outstanding as of the same date in the prior calendar year.

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using proceeds from our dividend reinvestment plan. The following table lists shares we redeemed under our share redemption plan during the quarter ended December 31, 2012, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs
October 1, 2012 to October 31, 2012	411,849	$7.78	411,849	1,514,179
November 1, 2012 to November 30, 2012	—	7.78	—	1,514,179
December 1, 2012 to December 31, 2012	—	7.78	—	1,514,179
Total	411,849		411,849

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Operating Data:
Revenues	$271,463	$278,332	$290,545	$316,892	$293,743
Depreciation and amortization	$79,720	$92,518	$102,012	$111,255	$112,045
Asset management and acquisition fees	$29,651	$16,173	$30,544	$27,984	$42,013
Organizational and offering expenses, net of reversal	$—	$—	$—	$—	$3,741
General and administrative expenses, net	$6,874	$6,740	$6,925	$6,108	$5,991
Income (loss) from continuing operations before benefit (provision) for income taxes and equity in earnings (losses) of unconsolidated entities, net	$(86,821)	$(59,238)	$(67,398)	$8,471	$(143,761)
Benefit (provision) for income taxes	$(544)	$(494)	$(543)	$(550)	$(2,512)
Equity in earnings (losses) of unconsolidated entities, net	$9,460	$(5,138)	$5,513	$(8,777)	$(13,416)
Income (loss) from continuing operations attributable to common stockholders	$(78,359)	$(65,391)	$(66,013)	$(4,690)	$(162,821)
Income (loss) from discontinued operations	$2,157	$108,784	$27,045	$6,929	$(2,655)
Net (income) loss attributable to noncontrolling interests	$(559)	$(5,014)	$(4,524)	$(4,065)	$(3,065)
Net income (loss) attributable to common stockholders	$(76,307)	$38,900	$(39,907)	$2,620	$(165,408)
Basic and diluted income (loss) from continuing operations attributable to common stockholders per common share	$(0.34)	$(0.29)	$(0.30)	$(0.02)	$(0.89)
Distributions declared per common share	$0.51	$0.50	$0.55	$0.62	$0.64
Weighted average common shares outstanding - basic and diluted	230,049	225,442	220,896	207,807	183,776
Balance Sheet Data:
Total investment property	$1,863,434	$1,950,126	$2,213,212	$2,355,872	$2,374,007
Investment in unconsolidated entities	$329,418	$348,986	$373,798	$379,057	$364,374
Assets held for sale	$—	$—	$—	$42,499	$—
Total assets	$2,767,209	$2,912,012	$3,150,016	$3,339,780	$3,280,437
Long-term obligations (1)	$1,517,179	$1,525,083	$1,680,178	$1,712,722	$1,691,335
__________

(1)	Long-term obligations includes interest rate swap contracts, participation interest liability and notes payable.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of December 31, 2012, we had direct and indirect interests in 51 properties. These properties consist of 37 office properties located throughout the United States, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”). In total, we acquired interests in 63 properties since our inception and have sold our interests in 15 of those properties as of March 28, 2013.

In order to provide capital for these investments, we raised over $2.6 billion through public offerings of our common stock since we commenced our initial public offering in June 2004. In consideration of market conditions and other factors, our board of directors determined to cease sales of our shares to new investors pursuant to our third public offering as of January 1, 2010. However, we have continued to sell shares under our dividend reinvestment plan. Based on market conditions and other considerations, we do not currently expect to commence any future offerings other than those related to shares issued under our dividend reinvestment plan.

As with most commercial real estate, our portfolio of assets has not been immune to the effects of a recession.  During the year ended December 31, 2012, we recorded impairment charges on three of our directly-owned assets and seven of our indirectly-owned assets (four of which were sold prior to December 31, 2012). However, due to the quality and diversification of our portfolio, we continue to believe that our portfolio is relatively well-positioned to recover from the negative impact as a result of the recent economic down cycle. In fact, we sold our 50% interest in Distribution Park Rio in January 2013, our indirectly-owned industrial property in Rio de Janeiro, Brazil, to an affiliate of Hines, which we acquired in June 2007 for an initial investment of $28.9 million. The net proceeds received for our 50% interest in Distribution Park Rio were $43.2 million. In addition, in March 2013, we sold Williams Tower for a net contract sales price of $412.0 million, which we acquired in May 2008 for a net contract purchase price of $271.5 million. We received net proceeds of $228.4 million in relation to this sale.

In spite of the challenges presented by the uncertain economy and markets, our portfolio was 88% leased as of December 31, 2012 and December 31, 2011. Our management closely monitors the portfolio’s lease expirations, which for each of the years ended December 31, 2013 through December 31, 2017, are expected to approximate, 8.2%, 5.3%, 7.9%, 6.9% and 10.1%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to be leased to a diverse tenant base over a variety of industries, our portfolio is approximately 17% leased to over 100 companies in the legal industry, approximately 13% leased to over 180 companies in the financial and insurance industries, approximately 11% leased to over 40 companies in the manufacturing industry and approximately 11% leased to over 70 companies in the information technology industry.

As we have disclosed previously, we were required to revalue our common shares 18 months after the close of our primary offering. Hines REIT was closed to new investors as of January 1, 2010. Accordingly, after considering many factors, in May 2011, our board of directors established an estimated value per share of $7.78. The primary driver of the decrease in our estimated share value was the economic environment’s impact on the commercial real estate markets during the global recession. Further, we are required to update the estimated share value every 18 months. Accordingly, effective November 29, 2012, our board of directors established a new estimated value per share of $7.61. The primary driver of the decrease in our estimated share value was a $0.15 per share reduction resulting from capital returned to the Company’s stockholders for the period from July 1, 2011 through October 1, 2012. While we experienced a 4.4% net increase in values across our real estate investments, the valuation of our debt portfolio decreased due to the increased availability of low-interest rate financing. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a description of how our board of directors determined the estimated per share value in November 2012. Please see Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition — Subsequent Events for a description of the new estimated value per share of our common shares, effective as of April 2, 2013.

The estimated value per share was calculated as of a moment in time, and, although the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets, we do not undertake to update the estimated value per share on a regular basis. As noted below, a portion of distributions to our stockholders have been or will be funded with a portion of the proceeds from sales of our investment properties.  Accordingly, the estimated value per share may not accurately reflect the value of our assets.

We pay distributions to our stockholders on a quarterly basis. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering share price of $10.08 per share). With the authorization of our board of directors, we have continued to declare distributions in the amount of $0.00138082 per share, per day through March 2013, which represents an annual distribution rate of 6.6%, based on our estimated share value of $7.61, effective on November 29, 2012 (assuming the current distribution rate is maintained for a twelve-month period). See “Item 1A. Risk Factors” for additional information.

Distributions declared for July 2011 through March 2013 will be paid from two sources. Approximately 70% have been or will be paid from funds generated by our operations and approximately 30% have been or will be special distributions from the proceeds on sales of certain properties. These special distributions represent a return of our stockholders’ invested capital. Please see Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition — Subsequent Events for a description of additional distributions declared and a reduction in the per share, per day distribution rate with respect to distributions declared for April 2013.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. Each of our critical accounting policies involves the use of estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. Additionally, application of our accounting policies involves exercising judgments regarding assumptions as to future uncertainties.  Actual results may differ from these estimates under different assumptions or conditions.

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

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. In such an instance, we will record an impairment charge if we determine that a decline in the value of an investment below its fair value is other than temporary.  Our analysis will be dependent on a number of factors, including the performance of each investment,

current market conditions, and our intent and ability to hold the investment to full recovery.   Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded related to our investments in partially owned real estate joint ventures and partnerships for the years ended December 31, 2012, 2011, and 2010.  However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of our investments, impairment charges may be recorded in future periods.

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

During the year ended December 31, 2012, we determined that three of our directly-owned investment properties located in Minneapolis, Minnesota, Melville, New York and Seattle, Washington were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values.  As a result, an impairment loss was recorded related to those certain properties of $53.5 million to write down the carrying value of these assets to their fair values for the year ended December 31, 2012.  If market conditions deteriorate or if management’s plans for certain properties change, additional impairment charges could be required in the future.

During the year ended December 31, 2012, an impairment loss of $90.1 million was recorded related to seven of the Company’s indirectly-owned properties located in both the suburban area of Sacramento, California and Charlotte, North Carolina. Additionally, during the year ended December 31, 2011, impairment losses of $101.1 million were recorded related to five of the Company’s indirectly-owned properties located in the suburban area of Sacramento, California, of which four of those properties located in the suburban area of Sacramento, California were sold in December 2012.

During the year ended December 31, 2010, we also recorded an impairment charge of approximately $0.8 million related to the sale of a land parcel, which was completed in September 2010.

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

In the event that the collectbility of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

We outsource management of our operations to the Advisor and certain other affiliates of Hines. Fees related to these services are accounted for based on the nature of the service and the relevant accounting literature. Fees for services performed that represent period costs are expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor has received a profits interest in the Operating Partnership related to these services (the “Participation Interest”). As the percentage interest of the Participation Interest is adjusted, the value attributable to such adjustment is charged against earnings and a liability is recorded until it is repurchased for cash or converted into common shares. In addition, the liability is remeasured at fair value at each balance sheet date with related adjustments charged to earnings in accordance with GAAP. The fair value of the shares underlying the Participation Interest liability is determined based on the related redemption price in place as of each balance sheet date plus any unpaid distributions. The determination of the adjustment for the Participation Interest is subject to significant judgment.

The conversion and redemption features of the participation interest are accounted for in accordance with GAAP. Redemptions of the Participation Interest for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability. Conversions into common shares of the Company will be recorded as an increase to the outstanding common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the Participation Interest will result in a corresponding reduction in the ownership percentage of the Operating Partnership attributable to the Participation Interest and will have no impact on the calculation of subsequent increases in the Participation Interest.

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

In June 2011, FASB issued guidance on the presentation of comprehensive income. This guidance eliminated the prior option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2011.  Further, in December 2011, the board deferred the effective date pertaining only to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The adoption of this guidance did not have a material effect on our financial statements.

In December 2011, FASB issued guidance on disclosures about offsetting assets and liabilities. This guidance results in enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The adoption of this guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance is not expected to have a material effect on our financial statements.

In December 2011, FASB issued guidance to resolve the diversity in practice about whether the derecognition criteria for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt.  This guidance is effective beginning July 1, 2012 and did not have a material effect on our financial statements.

In August 2012, FASB amended a number of SEC sections in the Accounting Standards Codification (the “Codification”) as a result of (1) the issuance of SAB 114, which served to revise or rescind portions of the interpretive guidance included in the Codification regarding the Staff Accounting Bulletin Series, (2) the issuance of SEC final Rule release 33-9250, which related to adopting technical amendments to various rules and forms under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Investment Company Act of 1940, as amended, and (3) necessary corrections related to ASU 2010-22, which served to amend certain SEC paragraphs in the Codification in order to address some technical corrections. The guidance was effective upon issuance and did not have a material effect on our financial statements.

In October 2012, FASB clarified and relocated guidance in the Codification, corrected unintended application of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance are effective upon issuance and amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. This guidance is not expected to have a material impact on our financial statements.

In February 2013, FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2012. We do not believe the adoption of this guidance will have a material effect on our financial statements.

In February 2013, FASB issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not believe the adoption of this guidance will have a material impact on the Company's financial statements.

In March 2013, FASB issued guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments.  The guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years beginning after December 15, 2013. We do not believe the adoption of this guidance will have a material impact on the Company's financial statements.

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

We are focused on maintaining a strong cash position and managing our capital needs.  Historically, our operating cash needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities.  However, due to the effects of the economic recession on commercial real estate fundamentals and the corresponding reduction in our net operating income in recent years, an increasing portion of our operating cash needs was met through the sale of our investment properties. Additionally, during the period from July 1, 2011 through December 31, 2012, our Advisor waived a portion of the asset management fees payable to it. This waiver resulted in a $7.6 million reduction of asset management fees for the period and expired on December 31, 2012.

In March 2013, we sold Williams Tower, an office building and adjacent garage located in the Galleria/West Loop submarket of Houston, Texas from which we received proceeds of $228.4 million.

In January 2013, we sold our 50% interest in Distribution Park Rio, our indirectly-owned industrial property in Rio de Janeiro, Brazil, to an affiliate of Hines, in which we received proceeds of $43.2 million.

During the year ended December 31, 2011, we received proceeds of $128.7 million from the sale of Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada.  Further, for the year ended December 31, 2012, we received an additional $11.5 million in proceeds primarily related to the settlement of tax receivables that were established during the closing of the sale of Atrium on Bay. During the year ended December 31, 2010, we received proceeds of $141.9 million from the sale of three industrial properties in Brazil and a land parcel in Houston, Texas.  Additionally, we are continually evaluating each of our investments to determine the appropriate time to sell assets in order to achieve attractive returns and provide additional liquidity to the Company. If we sell significant assets, we may continue to distribute a portion of the proceeds to our stockholders as a special distribution that represents a return of our stockholders’ invested capital, but such dispositions also will reduce the cash flow generated by our properties and may adversely impact our ability to pay regular distributions to our stockholders at the current distribution rate.

On August 9, 2012, the Core Fund received net proceeds of $266.8 million from the sale of One Shell Plaza and Two Shell Plaza (collectively, “Shell Plaza”), two office buildings located in downtown Houston, Texas in which we owned an 11% effective interest. On December 14, 2012, the Core Fund sold Johnson Ranch Corporate Centre, Roseville Corporate Centre, Summit at Douglas Ridge and Olympus Corporate Centre (collectively, the “Roseville Disposition Group”) located in Roseville, California. The proceeds received from the sale were less than what was owed on the Roseville Disposition Group and required the Core Fund to pay an additional $16.8 million primarily related to outstanding principal owed under the mortgage agreements, which were cross-collateralized with the mortgage of Wells Fargo Center. We owned an 18% effective interest in the Roseville Disposition Group.

During the year ended December 31, 2011, net proceeds of $198.5 million were received by the Core Fund from the sale of Three First National Plaza, an office building located in the business and financial district of Chicago, Illinois in which we owned an 18% effective interest and the Core Fund received $189.9 million from the sale of a 49% noncontrolling interest in One North Wacker, an office building located in the West Loop submarket of the central business district in Chicago, Illinois in which we owned a 22% effective interest. The One North Wacker transaction was accounted for by the Core Fund as an equity transaction, as the Core Fund retained control of the subsidiary which owns the asset.

Mortgage Financing

We have managed our portfolio to date in an effort to minimize our exposure to volatility in the debt capital markets. We have done this by using moderate levels of long-term fixed-rate debt and minimizing our exposure to short-term variable-rate debt which is more likely to be impacted by market volatility. Our portfolio was 49% leveraged as of December 31, 2012, with 97.8% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was 55% leveraged as of December 31, 2011. This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro-rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

We had a $159.5 million mortgage loan that was originally scheduled to expire in November 2012 and was extended through February 1, 2013. In February 2013, we entered into a new agreement with the Bank of China for a $200.0 million secured mortgage facility which was used to retire the original $159.5 million mortgage loan and to pay down the remaining $32.0 million balance on our revolving credit facility with KeyBank.

We used cash of $13.0 million and $32.0 million in proceeds (which were subsequently repaid as discussed above in February 2013) from our revolving credit facility to pay down $45.0 million related to our loan with Met Life on our Minneapolis Office/Flex Portfolio. The remaining $160.0 million related to JP Morgan Chase Tower was refinanced to extend the maturity date to February 1, 2016, with two, one-year extension options subject to certain conditions.

In addition to the mortgage loans discussed above, we also have two mortgage loans expiring in 2013 with outstanding principal balances totaling $251.0 million and our revolving credit facility with KeyBank expired in February 2013. One of the two mortgage loans due to expire in 2013 was the $165.0 million loan secured by Williams Tower. Subsequent to December 31, 2012, we sold Williams Tower and retired its related mortgage loan of $165.0 million. We did not renew or replace our revolving credit facility with KeyBank. Also, we expect to refinance the remaining mortgage loan and/or make partial principal paydowns. If necessary, we expect to use cash flows from operating activities or proceeds from the sale of other real estate investments (to the extent available) to make the required payments. To the extent we are required to use these sources, we will have less cash available to fund distributions.

During 2011, we refinanced two mortgage loans with an aggregate outstanding principal balance of $109.1 million and a weighted average interest rate of 6.2% with two mortgage loans with an aggregate outstanding principal balance of $120.0 million and a weighted average interest rate of 4.8%.

In addition to our expiring mortgage loans, we were required to post additional collateral and provide certain leasing or capital guarantees under our secured credit facility with HSH Nordbank. In October 2012, we were notified that HSH completed its appraisals of the properties serving as collateral under this credit facility and we were required to make a partial payment or provide additional collateral in the amount of $9.9 million to rebalance the portfolio. As described in Note 2 – Summary of Significant Accounting Policies – Restricted Cash, we obtained a letter of credit from the Bank of Montreal in October 2012 and funded the additional collateral required by HSH Nordbank.

Cash Flows from Operating Activities

Our direct investments in real estate assets generate cash flow in the form of rental revenues, which is reduced by debt service, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees and property taxes. Additionally, we have incurred corporate-level debt service, general and administrative expenses, asset management and acquisition fees.

Net cash provided by operating activities was $24.1 million, $8.6 million and $28.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in operating cash flows from 2011 to 2012 is primarily due to decreased deferred leasing costs paid out in the current period. The decrease in operating cash flows from 2010 to 2011 was primarily due to increased leasing costs as we were focused on maintaining our occupancy levels across the portfolio. Other items which also have negative effects on our operating cash flows are the impact of the sales of our Brazilian industrial properties during 2010 and Atrium on Bay in 2011 and adverse effects of the economic recession on commercial real estate fundamentals and the corresponding reduction in our operating results.  To the extent we continue to sell properties, our operating cash flow may decrease.

Cash Flows from Investing Activities

Net cash provided by investing activities was $15.0 million, $129.3 million and $149.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  During the years ended December 31, 2011 and 2010, cash flows from investing activities were primarily generated through sales of our properties and there were no sales of our directly-owned properties during 2012. We have described certain other transactions below which may be helpful in understanding changes in our investing cash flows during the years ended December 31, 2012, 2011 and 2010.

Sales of Investment Property

On June 1, 2011, we sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada.  We acquired Atrium on Bay in February 2007 for 250.0 million CAD ($215.5 million USD, based on the exchange rate in effect on the date of acquisition).  The contract sales price for Atrium on Bay was 344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale), exclusive of transaction costs.  The net proceeds received from this sale were $128.7 million after transaction costs, assumption of related mortgage debt by the purchaser and local taxes.  Additionally, we received proceeds of $11.5 million in 2012 primarily related to the settlement of tax receivables established at the closing of the sale of Atrium on Bay.

In January 2010, we sold Distribution Park Araucaria and in April 2010, we sold Distribution Parks Elouveira and Vinhedo. The sale of these properties resulted in gains due to the strengthening of the Brazilian Real (BRL). These properties were acquired in December 2008 for a contract purchase price of $114.9 million (269.9 million BRL translated at a rate of  R$2.349 per USD on the date of the transaction). The sales price of Distribution Park Araucaria was $38.4 million (69.9 million BRL translated at a rate of R$1.818 per USD on the date of the transaction) and the sales price for Distribution Parks Elouveira and Vinhedo was $102.5 million (181.0 million BRL translated at a rate of R$1.765 per USD). Net proceeds received after taxes and expenses were $130.1 million.

On September 14, 2010, we sold a land parcel located in Houston, Texas, which was acquired in connection with our purchase of Williams Tower. The sales price of the land parcel was $12.8 million. Net proceeds received after closing costs and fees were $11.8 million.

Other Investing Cash Flows

We have made investments in and receive distributions from our unconsolidated entities. Distributions up to our equity in earnings for the period are recorded in cash flows from operating activities. Distributions from our unconsolidated entities are recorded in cash flows from investing activities to the extent that they exceed our equity in earnings for the period. During the years ended December 31, 2012, 2011 and 2010, we received distributions from the Core Fund totaling $17.3 million, $3.5 million and $3.8 million, respectively, which were included in cash flows from investing activities as they exceeded our equity in earnings of the joint venture. Beginning with the first quarter of 2009, the Core Fund decreased its distribution to us to pay down debt and improve its liquidity position. However, with strategic asset sales and mortgage refinancing, the Core Fund has improved its liquidity position, which enabled the Core Fund to increase its quarterly distribution to us beginning in the first quarter of 2012.

During the years ended December 31, 2012, 2011 and 2010, respectively, we had cash outflows related to investments in property of $10.2 million, $8.5 million and $5.0 million, primarily as a result of capital expenditures at our properties.

In May 2011, we replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal. As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the consolidated balance sheet. The increase in restricted cash since that time is related to interest earned and escrow accounts required by certain of our mortgage agreements. Additionally, in October 2012, we were notified that HSH Nordbank had completed its appraisals of the properties serving as collateral under our credit facility and provided additional collateral in the amount of $9.9 million to rebalance the portfolio which is classified as restricted cash in the consolidated balance sheet.

Cash Flows from Financing Activities

Public Offerings

We ceased new sales of primary shares through our third public offering effective January 1, 2010, but continue to offer and sell shares to existing stockholders pursuant to our dividend reinvestment plan.

We funded redemptions of $12.6 million, $11.7 million and $9.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. On November 30, 2009, our board of directors elected to suspend our share redemption program with the exception of redemption requests made in connection with the death or disability of a stockholder. Please see “Subsequent Events” for a description of the reinstatement of our share redemption program.

Distributions

In order to meet the requirements for being treated as a REIT under the Code and to pay regular cash distributions to our stockholders, which is one of our investment objectives, we have declared and expect to continue to declare distributions to stockholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly. We intend to continue this distribution policy for so long as our board of directors continues to deem this policy to be in our best interests. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our prior primary offering price of $10.08 per share).

With the authorization of our board of directors, we continued to declare distributions in the amount of $0.00138082 per share, per day through March 31, 2013, which represents an annual distribution rate of 6.6%, based on our estimated share value of $7.61, determined on November 29, 2012 (assuming the current distribution rate is maintained for a twelve-month period). As a result of the new estimated share value effective November 29, 2012, participants in our dividend reinvestment plan began acquiring shares at $7.61 per share for distributions declared for the fourth quarter of 2012.

With respect to the $0.00138082 per share, per day distributions declared for July 2011 through March 2013, $0.00041425 of the per share, per day distributions were or will be designated by us as special distributions which represent a return of a portion of the stockholders’ invested capital and, as such, reduce their remaining investment in us. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our stockholders. Please see “Results of Operations and Financial Condition — Subsequent Events” for a description of additional distributions declared and a reduction in the per share, per day distribution rate with respect to distributions declared for April 2013.

In addition, for the period from July 1, 2011 through December 31, 2012, our Advisor agreed to waive a portion of its monthly cash asset management fee such that the fee was reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we had invested in real estate investments as of the end of each month.  As a result of the waiver of these fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. For the period from July 1, 2011 through December 31, 2012, this waiver totaled $7.6 million.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the years ended December 31, 2012, 2011 and 2010, including the breakout between the distribution paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Year Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
December 31, 2012	$69,181	$47,082	$116,263	(1)	$559
December 31, 2011	$64,734	$48,890	$113,624	(1)	$5,014
December 31, 2010	$64,165	$58,183	$122,348		$4,524

(1)
As stated above, a portion of these distributions were designated by us as special distributions and funded using proceeds from sales of investment property, which represents a return of a portion of the stockholder’s invested capital. For the years ended December 31, 2012 and 2011, $34.9 million and $17.3 million of the total distributions declared to our stockholders were paid using such sales proceeds.

For the years ended December 31, 2012, 2011 and 2010, we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments and proceeds from the sales of our real estate investments.

Debt Financings

We use debt financing from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.  As of December 31, 2012 and 2011, our debt financing had a weighted average interest rate of 5.6% (including the effect of interest rate swaps) compared to a weighted average interest rate of 5.7% (including the effect of interest rate swaps) as of December 31, 2010.  Additionally, as of December 31, 2012 our portfolio was approximately 49% leveraged compared with 55% and 59% leveraged, at December 31, 2011 and 2010, respectively. This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

During the year ended December 31, 2012, we made payments of $45.0 million related to our loan secured by Minneapolis Office/Flex Portfolio funded partially using borrowings of $32.0 million pursuant to our revolving credit facility.

During the year ended December 31, 2011, we received debt proceeds of $43.0 million and made payments of $43.0 million related to borrowings under our revolving credit facility. Further, related to our mortgage refinancings on Airport Corporate Center and 1515 S. Street, we received debt proceeds of $120.0 million and made payments of $109.8 million during the year ended December 31, 2011.

Additionally, during the year ended December 31, 2010, we received debt proceeds of $29.0 million and made payments of $90.5 million related to borrowings under our revolving credit facility. In addition, we made payments of $78.4 million and received proceeds of $65.0 million related to our mortgage refinancing on Airport Corporate Center during the year ended December 31, 2010.

See “Mortgage Financing” above for further discussion on our mortgage financing.

Results of Operations

Our operations resulted in a net loss of $75.7 million for the year ended December 31, 2012 as compared to net income of $43.9 million for the year ended December 31, 2011. The primary reasons for this variance were a $53.5 million impairment charge recorded during 2012 and a $107.2 million gain from the sale of Atrium on Bay during 2011. Below is additional information regarding our results of operations for 2012 and 2011.

Year ended December 31, 2012 compared to the year ended December 31, 2011

Results for our Directly-Owned Properties

We owned 21 properties directly that were 87% leased as of December 31, 2012 compared to 21 properties that were 86% leased as of December 31, 2011. The following table presents the same store property-level revenues and expenses for the year ended December 31, 2012, as compared to the same period in 2011. The following analysis excludes the activity of Atrium on Bay for both periods because it was sold during 2011. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2012	2011	$	%
Property revenues in excess of expenses
Property revenues	$271,463	$278,332	$(6,869)	(2.5)%
Less: property expenses (1)	119,957	116,856	3,101	2.7%
Total property revenues in excess of expenses	$151,506	$161,476	$(9,970)	(6.2)%

Other
Depreciation and amortization	$79,720	$92,518	$(12,798)	(13.8)%
Impairment losses	$53,483	$—	$53,483	—%
Interest expense	$78,022	$81,207	$(3,185)	(3.9)%
Interest and other income, net	$743	$514	$229	44.6%
Income tax expense	$544	$494	$50	10.1%
__________

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

The decrease in property revenues is primarily due to the decrease in lease termination payments received during 2012 as compared to 2011.

Property expenses increased during the year ended December 31, 2012 as compared to the same period in 2011 primarily due to property tax refunds that reduced property tax expense in 2011. The remaining increase in expenses for the year ended December 31, 2012 is due to inflationary increases in property operating expenses.

Depreciation and amortization decreased during the year ended December 31, 2012 as compared to the same period in 2011 due to fully amortized in-place lease intangibles. Interest expense decreased during the year ended December 31, 2012 as compared to the same period in 2011 as a result of lower interest rates obtained through the above-mentioned financing in 2011.

During the year ended December 31, 2012, we determined that three of our directly-owned investment properties located in Minneapolis, Minnesota, Melville, New York and Seattle, Washington, respectively, were impaired, as a result of the net book value being less than the projected cash flows of these properties. Accordingly, we recorded an impairment charge of $53.5 million to write the carrying value of these assets down to fair value. There was no impairment loss for our directly-owned properties recorded in 2011.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company. As a result of future potential disposals and other factors, our results of operations for the year ended December 31, 2012 could differ from our results of operations in future periods.

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

The results of operations of Atrium on Bay and the gain realized on this property for the years ended December 31, 2012 and 2011 were as follows:

	2012		2011
	(In thousands)
Revenues:
Rental revenue	$319		$17,298
Other revenue	49		2,365
Total revenues	368		19,663
Expenses:
Property operating expenses	358		5,332
Real property taxes	—		4,225
Property management fees	—		475
Depreciation and amortization	—		3,770
Total expenses	358		13,802
Income from discontinued operations before interest income, taxes and gain on sale	10		5,861
Interest expense	—		(4,426)
Interest income	28		33
(Provision) benefit for income taxes	55		75
Income from discontinued operations	93		1,543
Gain on sale of discontinued operations	2,064	(1)	107,241
Income from discontinued operations	$2,157		$108,784

(1)	The additional gain on sale of discontinued operations recorded in 2012 is primarily related to the settlement of reserves that were established during the closing of the sale of Atrium on Bay.

Results for our Indirectly-Owned Properties

Our Interest in the Core Fund

As of December 31, 2012, we owned a 27.1% non-managing general partner interest in the Core Fund, which held interests in 17 properties that were 88% leased. As of December 31, 2011, we owned a 27.5% non-managing general partner interest in the Core Fund, which held interests in 23 properties that were 87% leased. Our equity in earnings related to our investment in the Core Fund for the year ended December 31, 2012 was $7.1 million compared to equity in losses of $7.5 million for the year ended December 31, 2011.  The change in our equity in earnings (losses) for the year ended December 31, 2012 primarily resulted from the following:

•
In December 2012, the Core Fund sold the Roseville Disposition Group, a portfolio of four properties located in Roseville, California which it acquired in May 2007 for a contract purchase price of $200.7 million. The contract sales price was $73.0 million. Additionally, the Core Fund recorded impairment losses of $17.2 million and $101.1 million related to the Roseville Disposition Group and Douglas Corporate Center (also located in Roseville, California), during the years ended December 31, 2012 and December 31, 2011, respectively.  These impairments resulted in a decrease in our equity in earnings (losses) attributable to our investment in the Core Fund of $3.1 million and $18.0 million for the years ended December 31, 2012 and 2011, respectively.

•
During the year ended December 31, 2012, the Core Fund recorded an impairment charge of $72.9 million related two of its properties located in Charlotte, North Carolina: Charlotte Plaza and Carillon. These impairments resulted in a decrease in our equity in earnings (losses) attributable to our investment in the Core Fund of $16.4 million for the year ended December 31, 2012.

•
In August 2012, the Core Fund sold One Shell Plaza and Two Shell Plaza (collectively, “Shell Plaza”), two office properties located in downtown Houston, Texas which it acquired in May 2004 for a contract purchase price of $351.8 million.  The contract sales price was $550.0 million. As a result of the sale, the Core Fund recognized a $248.4 million gain on the sale of Shell Plaza. We recognized a gain of $27.9 million in relation to this sale, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations for the year ended December 31, 2012.

•
In 2012, a subsidiary of the Core Fund executed two discounted pay-off agreements with lenders concerning the debt secured by One Renaissance Square and Two Renaissance Square, office buildings located in Phoenix, Arizona, to release the Core Fund from all outstanding debt and obligations, including the outstanding principal balances of $188.8 million, at a discounted amount of $168.3 million.  These discounted pay-off transactions resulted in an increase in the Company’s equity in earnings (losses) attributable to our investment in the Core Fund of $4.1 million for the year ended December 31, 2012.

•
On August 26, 2011, the Core Fund sold Three First National Plaza, an office building located in Chicago, Illinois, which it acquired in March 2005 for a contract purchase price of $245.3 million.  The contract sales price was $344.0 million.  As a result of the sale, the Core Fund recognized a gain on sale of $114.1 million.  We recognized a gain of $20.5 million in relation to this sale, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations.

Other items of significance regarding our investment in the Core Fund, but that did not have a direct effect on our equity in earnings in the Core Fund are as follows:

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

Our Interest in the Grocery-Anchored Portfolio

As of December 31, 2012, we owned a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio for the years ended December 31, 2012 and 2011 were insignificant.

Our Interest in Distribution Park Rio

We owned a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. Our equity in earnings related to our investment in Distribution Park Rio for the years ended December 31, 2012 and 2011 was $2.3 million and $2.4 million, respectively. Subsequent to December 31, 2012, we sold our 50% indirect interest in Distribution Park Rio. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Executive Summary for further information.

Corporate Level Activities

Corporate-level activities include results related to derivative instruments, asset management fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow or fair value hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2012 and 2011. The gains (losses) on derivative instruments recorded during the years ended December 31, 2012 and 2011 is the result of changes in the fair value of interest rate swaps during each period.

We recorded a gain on derivative instruments of $8.7 million for the year ended December 31, 2012 compared to losses of $24.6 million for the year ended December 31, 2011. The increase in gains is due to changes in the values of our interest rate swaps. We expect to hold the underlying investments to their maturities; therefore, the amount currently reflected is not necessarily indicative of the ultimate cash that will be paid out at the maturity date of our interest rate swaps.

Other Corporate-level Activities

The table below provides detail relating to our asset management and general and administrative expenses for the years ended December 31, 2012 and 2011.  All amounts are in thousands, except percentages:

	Years Ended December 31,		Change
	2012	2011	$	%
Asset Management Fees	$29,651	$16,173	$13,478	83.3%
General and Administrative Expenses	6,874	6,740	134	2.0%

The primary cause of the increase in asset management fees in 2012 is due to our requirement to revalue the Participation Interest liability. We record a liability related to the Participation Interest component of the asset management fees, which is based on the estimated settlement value in the accompanying consolidated balance sheets and remeasured at fair value at each balance sheet date plus any unpaid distributions. The fair value of the Operating Partnership interest underlying the Participation Interest liability is determined based on the redemption price in place under the Company’s share redemption program as of each balance sheet date. Adjustments required to remeasure this liability at fair value are included in asset management fees in the accompanying consolidated statement of operations.

As described previously in this report, on May 24, 2011, the board of directors established an estimated value per share and per share redemption price of $7.78, which reflects a reduction from the prior redemption price of $9.15. Accordingly, the fair value of the Participation Interest liability as of June 30, 2011 was reduced by $12.2 million, resulting in a reduction of the asset management fee expense for the year ended December 31, 2011. Further, as described previously in this report, on November 29, 2012, the board of directors established a new estimated value per share and per share redemption price of $7.61, which reflects a reduction from the previous $7.78 share price. Accordingly, the fair value of the Participation Interest liability was reduced by $2.0 million in December 2012.

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

	Years Ended December 31,		Change
	2011	2010	$	%
Property revenues in excess of expenses
Property revenues	$278,332	$290,545	$(12,213)	(4.2)%
Less: property expenses (1)	116,856	118,516	(1,660)	(1.4)%
Total property revenue in excess of expenses	$161,476	$172,029	$(10,553)	(6.1)%
Other
Depreciation and amortization	$92,518	$102,012	$(9,494)	(9.3)%
Impairment losses	$—	$811	$(811)	(100.0)%
Interest expense	$81,207	$80,889	$318	0.4%
Interest income	$514	$270	$244	90.4%
Income tax expense	$494	$543	$(49)	(9.0)%
__________

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

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

Results for our Indirectly-Owned Properties

Our Interest in the Core Fund

As of December 31, 2011, we owned a 27.5% non-managing general partner interest in the Core Fund, which held interests in 23 properties that were 87% leased. As of December 31, 2010, we owned a 26.8% non-managing general partner interest in the Core Fund, which held interests in 24 properties that were 87% leased. Our equity in losses related to our investment in the Core Fund for the year ended December 31, 2011 was $7.5 million compared to equity in earnings of $2.7 million for the year ended December 31, 2010.  The change in our equity in earnings (losses) for the year ended December 31, 2011 primarily resulted from our portion of an impairment charge recorded at five of the Core Fund’s properties located in suburban Sacramento ($18.0 million) offset by our portion of a gain on the sale of Three First National Plaza during the third quarter of 2011 ($20.5 million) and our portion of a gain on the sale of 600 Lexington Avenue during the second quarter of 2010 ($12.5 million). Each of these is described further below.

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

During the second quarter of 2011, the Core Fund recorded an impairment loss of $101.1 million related to five of its properties located in suburban Sacramento. Our pro rata share of this loss was approximately $18.0 million which has been included in equity in earnings losses for the year ended December 31, 2011.

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

Additionally, on December 9, 2011, the Core Fund sold a 49% interest in One North Wacker, an office building located in Chicago, Illinois, which it acquired in March 2008 for a contract purchase price of $540.0 million.  The contract sales price for the 49% interest in One North Wacker was $298.9 million. The Core Fund did not recognize a gain or loss on the sale due to the carrying amount of the noncontrolling interest being adjusted to reflect the change in ownership of One North Wacker.

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

Our Interest in Distribution Park Rio

We owned a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. Our equity in earnings related to our investment in Distribution Park Rio for the years ended December 31, 2011 and 2010 was $2.4 million and $2.5 million, respectively.

Corporate Level Activities

Corporate-level activities include results related to derivative instruments, asset management and acquisition fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow or fair value hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2011 and 2010. The losses on derivative instruments recorded during the years ended December 31, 2011 and 2010 is the result of changes in the fair value of interest rate swaps during each period.

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

We pay monthly asset management fees to our Advisor based on the amount of net equity capital invested in real estate investments and pay acquisition fees to our Advisor based on the purchase prices of our real estate investments. Prior to July 1, 2011, the asset management fees were earned by the Advisor monthly in an amount equal to 0.0625% of the net equity capital we have invested in real estate investments as of the end of each month.  For the period July 1, 2011 through December 31, 2012, our Advisor agreed to waive a portion of its monthly cash asset management fee such that the fee will be reduced from

0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we have invested in real estate investments as of the end of each month, resulting in a reduction to asset management fees for the year ended 2011 equal to $2.5 million.

In addition, we record a liability related to the Participation Interest component of these fees, which is based on the estimated settlement value plus any unpaid distributions in the accompanying consolidated balance sheets and remeasured at fair value at each balance sheet date. The fair value of the Operating Partnership interest underlying the Participation Interest liability is determined based on the redemption price in place under the Company’s share redemption program as of each balance sheet date. Adjustments required to remeasure this liability at fair value are included in asset management and acquisition fees in the accompanying consolidated statements of operations.

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

The table below summarizes FFO and MFFO for the years ended December 31, 2012, 2011 and 2010 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the years then ended (in thousands).

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(75,748)	$43,914	$(35,383)
Depreciation and amortization (1)	79,720	96,289	111,784
Gain on sale of investment property (2)	(2,064)	(107,241)	(22,562)
Impairment on real estate investments (3)	53,483	—	—
Adjustments to equity in earnings (losses) from unconsolidated entities, net (4)	22,548	52,172	26,652
Adjustments for noncontrolling interests (5)	1,305	(3,550)	(2,962)
Funds from operations	79,244	81,584	77,529
(Gain) loss on derivative instruments (6)	(8,680)	24,590	18,525
Impairment on land parcel (7)	—	—	811
Other components of revenues and expenses (8)	4,866	(2,430)	(13,255)
Adjustments to equity in earnings (losses) from unconsolidated entities, net (4)	(4,589)	(18,619)	(156)
Adjustments for noncontrolling interests (5)	422	(203)	(119)
Modified Funds From Operations	$71,263	$84,922	$83,335

Modified Funds From Operations Per Common Share	$0.31	$0.38	$0.38
Weighted Average Shares Outstanding	230,049	225,442	220,896

(1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes zero, $3.8 million and $9.8 million of depreciation and amortization related to discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)
Represents the gain on disposition of certain real estate investments. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

(3)
Represents impairment charges recorded during 2012 in accordance with GAAP. Although such impairment charges on operating real estate investments are included in the calculation of net income (loss), we have excluded them from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis. See “Results of Operations — Results of Directly-Owned Properties” for additional information regarding our impairment charges.

(4)
Includes adjustments to equity in earnings (losses) of unconsolidated entities, net, similar to those described in Notes 1, 2, 3, 5, 6 and 8 for our unconsolidated entities, which are necessary to convert our share of income (loss) from unconsolidated entities to FFO and MFFO.

(5)	Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert our net income (loss) to FFO and MFFO.

(6)
Represents components of net income (loss) related to the estimated changes in the values of our interest rate swap derivatives.  We have excluded these changes in value from our evaluation of our operating performance and MFFO because we expect to hold the underlying instruments to their maturity and accordingly the interim gains or losses will remain unrealized.

(7)
Represents impairment charges on non-operating real estate investments recorded in accordance with GAAP. Although such charges are included in the calculation of net income (loss), we have excluded them from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

(8)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Straight-line rent adjustment (a)	$(5,009)	$(7,244)	$(8,298)
Amortization of lease incentives (b)	15,432	12,493	8,425
Amortization of out-of-market leases (b)	(6,426)	(8,524)	(14,212)
Other	869	845	830
	$4,866	$(2,430)	$(13,255)

(a)
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

(b)
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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
Pursuant to the terms of the Grocery-Anchored Portfolio joint venture agreement, for the years ended December 31, 2012, 2011 and 2010, we received distributions of approximately $2.6 million, $2.9 million and $2.3 million in excess of our pro-rata share of the joint venture’s MFFO, respectively.

•	Amortization of deferred financing costs was $1.6 million, $4.0 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, and was deducted in determining MFFO.

•
A portion of our acquisition and asset management fees are paid in equity through the Participation Interest. For the years ended December 31, 2012, 2011 and 2010, these amounts were $19.4 million, $3.6 million and $15.5 million, respectively.

•
During the years ended December 31, 2012, 2011 and 2010, we sold our directly-owned interests in the following properties: (i) Atrium on Bay in June 2011, (ii) a land parcel in September 2010, and (iii) Distribution Parks Elouveira, Vinhedo and Araucaria in April 2010 and January 2010. For additional information regarding our sales of investment property see “Financial Condition, Liquidity and Capital Resources — Cash Flows from Investing Activities — Sales of Investment Property.”

•
During the years ended December 31, 2012, 2011 and 2010, the Core Fund sold its interests in the following properties: (i) four properties collectively known as the “Roseville Corporate Center” in December 2012, (ii) One and Two Shell Plaza in August 2012, (iii) a 49% interest in One North Wacker in December 2011, (iv) Three First National Plaza in August 2011, and (v) 600 Lexington in May 2010. For additional information regarding the sale of the Core Fund’s properties see “Year ended December 31, 2012 compared to the year ended December 31, 2011 — Results of Our Indirectly-Owned Properties — Our Interest in the Core Fund” and “Year ended December 31, 2011 compared to the year ended December 31, 2010 — Results of Our Indirectly-Owned Properties — Our Interest in the Core Fund.”

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay, or with respect to the Dealer Manager, paid, certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer manager fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described previously. These arrangements are described in more detail in Note 9 ─ Related Party Transactions to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2012 and December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2012. Specifically included are our obligations under long-term debt agreements (in thousands):

	Payments due by Period
Contractual Obligation	Less Than 1 Year		1-3 Years	3-5 Years	More Than 5 Years	Total
Notes payable (1)	$657,895	(2)	$112,719	$671,546	$92,130	$1,534,290
Total contractual obligations (3)	$657,895		$112,719	$671,546	$92,130	$1,534,290
__________

(1)
Notes payable includes principal and interest payments on mortgage loans outstanding as of December 31, 2012. Interest payments due to HSH Nordbank were determined using effective interest rates which were fixed as a result of interest rate swaps. Under the terms of each swap transaction, we have agreed to make monthly payments at fixed rates of interest and will receive monthly payments from HSH Nordbank based on 1-month LIBOR.  See “Financial Condition, Liquidity and Capital Resources, Cash Flows from Financing Activities — Debt Financings” for further information.

(2)
Of this amount, subsequent to December 31, 2012, we have refinanced $351.5 million in principal to extend the expiring mortgages’ maturity dates. Additionally, of this amount, we retired $165.0 million in principal related to the sale of Williams Tower. See “Financial Condition, Liquidity and Capital Resources — General — Mortgage Financing” for additional information regarding our refinanced mortgages.

(3)
Excluded from the table above is the settlement of the $92.4 million liability related to the Participation Interest. Although we expect to settle this liability in the future, we are not currently able to estimate the date on which the settlement will occur. See Note 9 ─ Related Party Transactions to our consolidated financial statements for additional information.

Recent Developments and Subsequent Events

See “Financial Condition, Liquidity and Capital Resources” for information regarding our debt refinancing for Chase Tower and One Wilshire that occurred subsequent to December 31, 2012.

See “Executive Summary” for information regarding the disposition of Distribution Park Rio and Williams Tower subsequent to December 31, 2012.

Change in Management

In February 2013, our board of directors received notice of Charles N. Hazen's decision to retire from his role as President and Chief Executive Officer and the general partner of the Advisor in order to pursue personal interests. On the same date, our board of directors accepted Sherri W. Schugart's resignation as our Chief Operating Officer, which position will be left unfilled, and appointed her as our President and Chief Executive Officer. Ms. Schugart simultaneously resigned as the Chief Operating Officer of the general partner of the Advisor, which position will also be left unfilled, and was appointed as its President and Chief Executive Officer. In addition to the resignation from the positions described above, Mr. Hazen resigned as a director of the Dealer Manager, for which Ms. Schugart currently serves as a director. The resignations and appointments described above were effective as of March 15, 2013. Mr. Hazen will remain an employee of Hines for one year following his retirement to participate in and advise on various matters within Hines.

Special Distribution

On March 25, 2013, our board of directors authorized us to declare a distribution of $197 million, resulting in a distribution to stockholders of $0.80 per share to be paid on April 30, 2013 to all stockholders of record as of April 2, 2013. This distribution will be designated by us as a special distribution, which will be a return of a portion of the stockholders' invested capital and, as such, will reduce their remaining investment in us. The special distribution represents a portion of the proceeds from the sale of Williams Tower and other strategic asset sales. The special distribution will be paid on April 30, 2013 and the designation as a special distribution will not impact the tax treatment of the distribution to our stockholders. The special distribution is not subject to reinvestment pursuant to our dividend reinvestment plan and will be paid in cash.

New Estimated Per Share Net Asset Value

As disclosed previously, approximately 30% of distributions that were declared for the quarters ended December 31, 2012 and March 31, 2013 were designated by us as special distributions, which represent a return of a portion of the stockholders' invested capital and, as such, reduced their remaining investment in us. For each of the quarters ended December 31, 2012 and March 31, 2013, the portion of the distribution that was designated as a special distribution was equal to $0.03 per share. The combination of the special distribution of $0.80 per share described above with the $0.03 per share special distributions for each of the quarters ended December 31, 2012 and March 31, 2013 results in total special distributions of $0.86 per share since our last announcement of an estimated per share net asset value (“NAV”) of its common stock. These special distributions reduce the estimated per share NAV of $7.61, that was disclosed in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, resulting in a new estimated per share NAV of $6.75, effective April 2, 2013.

It is important to note that the prior estimated per share NAV of $7.61 was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of September 30, 2012 and that no subsequent valuation has been undertaken by us. For a discussion of the methodology pursuant to which the prior estimated per share NAV was determined by our board of directors, see “Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”

The new estimated per share NAV of $6.75 has been calculated as of a moment in time, and has only been updated to reflect the reduction that results from the declaration of the $0.86 per share of special distributions. Accordingly, the reduction in the estimated per share NAV is a function of the payment of the special distribution as a partial return of stockholders' investment in us and is not indicative of any new valuation of our real estate portfolio. Although the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, additional sales of assets, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our dividend level relative to earnings, we do not undertake to update the estimated per share NAV on a regular basis. As a result, stockholders should not rely on the estimated per share NAV as being an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

April 2013 Distributions

With the authorization of our board of directors, we have declared distributions for the month of April 2013. These distributions will be calculated based on stockholders of record each day during the month of April 2013 in an amount equal to $0.00073973 per share, per day and will be paid in July 2013 in cash or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared between July 1, 2010 and March 31, 2013. This rate per share, per day represents a 4.0% annualized yield based on our new estimated per share NAV of $6.75, assuming such distribution rate is maintained for a twelve-month period.

Share Purchase Price for Dividend Reinvestment Plan

As the new estimated per share NAV will take effect on April 2, 2013, participants in our dividend reinvestment plan will acquire shares at a fixed price of $6.75 per share rather than at the current price of $7.61, beginning with the distributions to be paid for the second quarter of 2013, which will be aggregated and paid in July 2013. Therefore, the shares to be issued under our dividend reinvestment plan in connection with distributions previously declared for January, February and March of 2013, which will be aggregated and paid in April 2013, will be issued at the current price of $7.61 per share.

Share Redemption Program

Our shares of common stock are currently not listed on a national securities exchange and we do not intend to list our shares. In order to provide our stockholders with some liquidity, we instituted a share redemption program. However, on November 30, 2009, our board of directors determined that it was in our best interest to suspend our share redemption program until further notice, except with respect to redemption requests made in connection with the death or disability (as defined in the Internal Revenue Code of 1986, as amended (the “Code”)) of a stockholder. On March 25, 2013, our board of directors amended and restated our share redemption program and reinstated the program effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. The complete text of the amended and restated share redemption program is as follows:

Prior to the time, if any, as our shares are listed on a national securities exchange and subject to the conditions and limitations described in this share redemption program, any shares that have been held by the stockholder for at least one year since the date of their acquisition, and were (i) purchased from us (ii) received through a non-cash transaction, not in the secondary market or (iii) purchased from another stockholder prior to January 11, 2009, may be presented in whole or in part to us for redemption. In connection with such requests, we may, in our discretion, waive the one-year holding period requirement as well as certain other limitations in the circumstances described below. We will not pay our Advisor or its affiliates any fees to complete any transactions under our share redemption program.

To the extent our board of directors determines that it has sufficient available cash flow for redemptions, we intend to redeem redemption requests for cash on a quarterly basis; however, our board of directors may determine from time to time to adjust the timing of redemptions upon 30 days' notice, which will be provided in the form of a Current Report on Form 8-K filed with the SEC and made available on our website (www.Hinessecurities.com). The funds available for redemption will generally be limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability (as defined in the Code) of a stockholder, we may waive the one-year holding period requirement as well as the annual limitation on the number of shares that will be redeemed as summarized above. In addition, in the event a stockholder is having all his shares redeemed, the one-year holding requirement will be waived for shares purchased under our dividend reinvestment plan.

Our board of directors may terminate, suspend or amend our share redemption program and discontinue redemptions at any time without stockholder approval upon 30 days' written notice if our board of directors believes such action is in the our best interests, or if our board of directors determines the funds otherwise available to fund our share redemption program are needed for other purposes. The written notice will take the form of a Current Report on Form 8-K filed with the SEC and made available on our website.

Beginning with share redemption requests received on or after April 1, 2013, our share redemption price will be $5.75 per share, which is 85% of our revised estimated per share NAV. The redemption price was determined by our board of directors in its sole discretion. This new share redemption price will apply to ordinary share redemption requests received on or after April 1, 2013, which, if redeemed, will be redeemed in July 2013. Any shares that are redeemed in April 2013 pursuant to eligible redemption requests in connection with the death or disability of a stockholder that are received prior to April 1, 2013 will be redeemed at the current redemption price of $7.61 per share. Additionally, any shares that are redeemed pursuant to eligible redemption requests in connection with the death or disability of a stockholder that are received on or after April 1, 2013, will be redeemed at the new estimated per share NAV of $6.75.

Our board of directors may adjust the per-share redemption price from time to time based on our then-current estimated per share value at the time of the adjustment and such other factors as it deems appropriate, including, but not limited to, the then-current offering price of our shares (if any), our then-current dividend reinvestment plan price and general market conditions. At any time during which we are engaged in an offering of shares, the per-share price for shares purchased under our redemption program will always be equal to or lower than the applicable per-share offering price. Real estate asset and notes payable values fluctuate, which in the future may result in an increase or decrease in our net asset value. Thus, future adjustments to our per share net asset value could result in a higher or lower redemption price. The members of our board of directors must, in accordance with their fiduciary duties, act in a manner they believe is in the best interests of our stockholders when making any decision to adjust the redemption price offered under our share redemption program. Our board of directors will announce any price adjustment and the time period of its effectiveness upon 30 days' notice, which will be provided in the form of a Current Report on Form 8-K filed with the SEC and made available on our website.

All redemption requests must be made in writing and received by us at least five business days prior to the end of the quarter. Stockholders may also withdraw their request to have their shares redeemed. Withdrawal requests must also be made in writing and received by us at least five business days prior to the end of the quarter. If the number of shares subject to redemption requests exceeds the limitations described above, or our board of directors determines that available cash flow is insufficient to meet such requests, we will first redeem in full the shares for which redemption was requested in connection with the death or disability of a stockholder and thereafter the remaining redemption requests will be reduced on a pro rata basis and the unfulfilled portion of any redemption request will be held and considered for redemption until the next quarter unless the redemption request is withdrawn by the stockholder. Such pending requests will generally be honored on a pro rata basis with any new redemption requests received in the applicable quarter, after all redemption requests in connection with the death or disability of a stockholder have been honored in their entirety. We cannot guarantee that we will accommodate all requests made in any quarter. If we cannot accommodate all requests in a given quarter, stockholders may withdraw their redemption request.

Commitments by us to repurchase shares will be communicated either telephonically or in writing to each stockholder who submitted a redemption request at or promptly (no more than five business days) after the fifth business day following the end of each quarter. We will redeem the shares subject to these commitments, and pay the redemption price associated therewith, within three business days following the delivery of such commitments. Stockholders will not relinquish their shares until we redeem them.

Cash used to fund redemptions reduces our liquidity available to fund its cash needs. Shares redeemed under our share redemption program will be cancelled and will have the status of authorized but unissued shares. We will not resell such shares to the public unless such sales are first registered with the SEC under the Securities Act of 1933, as amended, and under appropriate state securities laws or are exempt under such laws. We will terminate our share redemption program in the event that our shares ever become listed on a national securities exchange or in the event a secondary market for our common shares develops.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of December 31, 2012, we had $520.0 million of debt outstanding under our HSH credit facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  Please see “Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Debt Financings” for more information concerning our outstanding debt.

As of December 31, 2012, we had $32.0 million outstanding under our KeyBank Revolving Credit Facility, which is a variable-rate facility. The outstanding balance was repaid before the facility expired in February 2013. We feel there is no risk associated with this facility.

As of December 31, 2012, we had a 50% indirect investment in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil. As a result, we were subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. In January 2013, we sold our 50% interest in this property and no longer have a foreign currency risk.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Real Estate Investment Trust, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 28, 2013

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011

	2012	2011
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,863,434	$1,950,126
Investments in unconsolidated entities	329,418	348,986
Cash and cash equivalents	72,230	130,445
Restricted cash	120,886	110,915
Distributions receivable	6,165	5,604
Tenant and other receivables	61,373	68,090
Intangible lease assets, net	127,589	160,093
Deferred leasing costs, net	178,116	129,291
Deferred financing costs, net	4,877	5,286
Other assets	3,121	3,176
TOTAL ASSETS	$2,767,209	$2,912,012

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$104,665	$72,643
Due to affiliates	7,158	5,823
Intangible lease liabilities, net	38,551	49,279
Other liabilities	16,262	15,259
Interest rate swap contracts	101,211	109,891
Participation interest liability	92,404	76,968
Distributions payable	29,573	30,215
Notes payable	1,323,564	1,338,224
Total liabilities	1,713,388	1,698,302

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2012 and 2011	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 231,680 and 227,180 common shares issued and outstanding as of December 31, 2012 and 2011, respectively	232	228
Additional paid-in capital	1,433,567	1,515,111
Retained deficit	(378,017)	(301,710)
Accumulated other comprehensive income (loss)	(1,961)	81
Total stockholders’ equity	1,053,821	1,213,710
Noncontrolling interests	—	—
Total equity	1,053,821	1,213,710
TOTAL LIABILITIES AND EQUITY	$2,767,209	$2,912,012

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$249,062	$256,249	$267,168
Other revenue	22,401	22,083	23,377
Total revenues	271,463	278,332	290,545
Expenses:
Property operating expenses	80,019	78,904	80,022
Real property taxes	33,536	31,591	32,084
Property management fees	6,402	6,361	6,410
Depreciation and amortization	79,720	92,518	102,012
Asset management fees	29,651	16,173	30,544
General and administrative	6,874	6,740	6,925
Impairment losses	53,483	—	811
Other (gains) losses, net	—	—	(9)
Total expenses	289,685	232,287	258,799
Income (loss) from continuing operations before other income (expenses), benefit (provision) for income taxes and equity in earnings (losses) of unconsolidated entities, net	(18,222)	46,045	31,746
Other income (expenses):
Gain (loss) on derivative instruments, net	8,680	(24,590)	(18,525)
Interest expense	(78,022)	(81,207)	(80,889)
Interest and other income, net	743	514	270
Income (loss) from continuing operations before provision for income taxes and equity in earnings (losses) of unconsolidated entities, net	(86,821)	(59,238)	(67,398)
Benefit (provision) for income taxes	(544)	(494)	(543)
Equity in earnings (losses) of unconsolidated entities, net	9,460	(5,138)	5,513
Income (loss) from continuing operations	(77,905)	(64,870)	(62,428)
Income (loss) from discontinued operations, net of taxes	2,157	108,784	27,045
Net income (loss)	(75,748)	43,914	(35,383)
Less: Net (income) loss attributable to noncontrolling interests	(559)	(5,014)	(4,524)
Net income (loss) attributable to common stockholders	$(76,307)	$38,900	$(39,907)
Basic and diluted income (loss) per common share	$(0.33)	$0.17	$(0.18)
Weighted average number of common shares outstanding	230,049	225,442	220,896

Net comprehensive income (loss):
Net income (loss)	$(75,748)	$43,914	$(35,383)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,042)	(11,962)	(37,152)
Net comprehensive income (loss)	(77,790)	31,952	(72,535)
Net comprehensive (income) loss attributable to noncontrolling interests	(559)	(5,014)	(4,524)
Net comprehensive income (loss) attributable to common stockholders	$(78,349)	$26,938	$(77,059)

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE January 1, 2010	217,237	$217	$1,661,006	$(300,703)	$48,408	$1,408,928	$—
Issuance of common shares	6,615	7	63,406	—	—	63,413	—
Redemption of common shares	(1,057)	(1)	(11,295)	—	—	(11,296)	—
Distributions declared	—	—	(122,348)	—	—	(122,348)	(4,524)
Other offering costs, net	—	—	(281)	—	—	(281)	—
Net income (loss)	—	—	—	(39,907)	—	(39,907)	4,524
Foreign currency translation adjustment	—	—	—	—	787	787	—
Reclassification of foreign currency translation adjustment to earnings	—	—	—	—	(37,152)	(37,152)	—
BALANCE December 31, 2010	222,795	$223	$1,590,488	$(340,610)	$12,043	$1,262,144	$—
Issuance of common shares	5,772	6	49,630	—	—	49,636	—
Redemption of common shares	(1,387)	(1)	(11,310)	—	—	(11,311)	—
Distributions declared	—	—	(113,624)	—	—	(113,624)	(5,014)
Other offering costs, net	—	—	(73)	—	—	(73)	—
Net income (loss)	—	—	—	38,900	—	38,900	5,014
Foreign currency translation adjustment	—	—	—	—	(3,071)	(3,071)	—
Reclassification of foreign currency translation adjustment to earnings	—	—	—	—	(8,891)	(8,891)	—
BALANCE, December 31, 2011	227,180	$228	$1,515,111	$(301,710)	$81	$1,213,710	$—
Issuance of common shares	6,119	6	47,594	—	—	47,600	—
Redemption of common shares	(1,619)	(2)	(12,633)	—	—	(12,635)	—
Distributions declared	—	—	(116,263)	—	—	(116,263)	(559)
Other offering costs, net	—	—	(242)	—	—	(242)	—
Net income (loss)	—	—	—	(76,307)	—	(76,307)	559
Foreign currency translation adjustment	—	—	—	—	(2,042)	(2,042)	—
BALANCE, December 31, 2012	231,680	$232	$1,433,567	$(378,017)	$(1,961)	$1,053,821	$—

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(75,748)	$43,914	$(35,383)
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	90,853	104,137	109,572
Gain on sale of discontinued operations	(2,064)	(107,241)	(22,537)
Impairment losses	53,483	—	811
Equity in (earnings) losses of unconsolidated entities, net	(9,460)	5,138	(5,513)
Distributions received from unconsolidated entities	2,401	2,779	2,446
Other losses, net	31	31	37
(Gain) loss on derivative instruments, net	(8,680)	24,590	18,525
Net change in operating accounts	(26,673)	(64,735)	(39,064)
Net cash from operating activities	24,143	8,613	28,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	23,733	9,970	9,687
Investments in property	(10,248)	(8,535)	(5,041)
Proceeds from sale of discontinued operations	11,521	128,709	141,896
Change in restricted cash	(9,971)	(107,064)	2,758
Change in cash collateral on notes payable	—	106,248	—
Net cash from investing activities	15,035	129,328	149,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in other liabilities	476	423	(196)
Proceeds from issuance of common stock	—	—	1,569
Redemption of common shares	(12,594)	(11,692)	(9,668)
Payments of offering costs	(258)	(63)	(320)
Distributions paid to stockholders and noncontrolling interests	(68,681)	(68,244)	(69,292)
Proceeds from notes payable	32,000	163,000	94,000
Payments on notes payable	(47,339)	(154,155)	(170,287)
Additions to deferred financing costs	(1,014)	(1,387)	(2,002)
Net cash from financing activities	(97,410)	(72,118)	(156,196)
Effect of exchange rate changes on cash	17	30	1,017
Net change in cash and cash equivalents	(58,215)	65,853	23,015
Cash and cash equivalents, beginning of year	130,445	64,592	41,577
Cash and cash equivalents, end of year	$72,230	$130,445	$64,592

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

Public Offering

Hines REIT commenced its initial public offering in June 2004 and has raised $2.6 billion through three public offerings, since inception.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s new $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through December 31, 2012, Hines REIT received gross offering proceeds of $126.4 million from the sale of 14.9 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan. On January 1, 2013, Hines REIT received gross offering proceeds of $11.6 million from the sale of 1.5 million shares through the DRP Offering.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of December 31, 2012 and December 31, 2011, Hines REIT owned a 94.7%  and 95.4%, respectively, general partner interest in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of both December 31, 2012 and December 31, 2011. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 4.8% and 4.1% limited partnership interest in the Operating Partnership as of December 31, 2012 and December 31, 2011, respectively, which is a profits interest (the “Participation Interest”). See Note 9 — Related Party Transactions for additional information regarding the Participation Interest.

Investment Property

As of December 31, 2012, the Company owned direct and indirect investments in 51 properties. These properties consisted of 37 U.S. office properties, one industrial property in Dallas, Texas, one industrial property in Brazil and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company has made investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 27.1% and 27.5% non-managing general partner interest as of December 31, 2012 and December 31, 2011, respectively. The Company also owned a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors and a 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, indirectly through a joint venture with a Hines affiliate (Subsequent to December 31, 2012, the Company sold its interest in Distribution Park Rio. See Note 16—Subsequent Events for further information.) The Company accounts for each of these investments using the equity method of accounting. See Note 5 — Investments in Unconsolidated Entities for additional information regarding the Company’s investments in unconsolidated entities.

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

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the fair value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in the Core Fund, the Grocery-Anchored Portfolio, or Distribution Park Rio for the years ended December 31, 2012, 2011, and 2010. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil. The Company’s foreign subsidiaries translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities were translated at the exchange rate in effect as of the balance sheet date. Income statement amounts were translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains and losses resulting from translation were included in accumulated other comprehensive income as a separate component of stockholders’ equity.  With the exception of the Company’s investment in Distribution Park Rio, the Company disposed of its investments in Brazil in January 2010 and June 2010 as well as its investment in Toronto, Ontario in June 2011. Upon disposal of these properties, the Company realized a gain related to the currency translation adjustment which was included in the gain on disposal in its consolidated statement of operations.  During the years ended December 31, 2011 and 2010, respectively, the Company realized gains of $8.9 million related to the currency translation adjustment as a result of the disposal of its directly-owned property in Canada and $37.2 million as a result of the disposal of its directly-owned properties in Brazil. Accumulated other comprehensive income as of December 31, 2012 is related to the investment in the Company’s indirectly-owned property in Rio de Janeiro, Brazil and remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada. Subsequent to December 31, 2012, the Company sold its interest in Distribution Park Rio. See Note 16—Subsequent Events for further information.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than the carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair value to reflect impairment in the value of the asset.  See Note 13 — Fair Value Disclosures for additional information regarding our policy for determining fair values of our investment property.

During the year ended December 31, 2012, the Company determined that three of its directly-owned investment properties located in Minneapolis, Minnesota, Melville, New York and Seattle, Washington were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values.  As a result, an impairment loss was recorded related to those certain properties of $53.5 million to write down the carrying value of these assets to their fair value for the year ended December 31, 2012.  If market conditions deteriorate or if management’s plans for certain properties change, additional impairment charges could be required in the future. See Note 13 – Fair Value Disclosures – Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis − Impairment of Investment Property for additional information.

During the year ended December 31, 2012, an impairment loss of $90.1 million was recorded related to seven of the Company’s indirectly-owned properties, five of which were located in the suburban area outside of Sacramento, California and two of which were located in Charlotte, North Carolina. Additionally, during the year ended December 31, 2011, impairment losses of $101.1 million were recorded related to five of the Company’s indirectly-owned properties located in the suburban area outside of Sacramento, California. Four of the five properties located in the suburban area outside of Sacramento, California were sold in December 2012. See Note 5 — Investments in Unconsolidated Entities for additional information.

During the year ended December 31, 2010, the Company recorded an impairment loss of approximately $0.8 million related to the sale of a land parcel, which was completed in September 2010. See Note 13 – Fair Value Disclosures – Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis − Impairment of Investment Property for additional information.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2012 and December 31, 2011, the Company had restricted cash of $120.9 million and $110.9 million, respectively. In May 2011, the Company replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal. As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the consolidated balance sheets.  HSH Nordbank has the right to have the properties serving as collateral under the HSH Nordbank credit facility appraised every two years. Subject to this requirement, in October 2012, HSH Nordbank notified the Company that the outstanding principal amounts under the facility exceeded 55% of the appraised values of the properties and therefore the Company would be required to provide additional collateral in the amount of $9.9 million to rebalance the portfolio. The Company obtained a letter of credit from the Bank of Montreal in October 2012 in order to meet the additional collateral required by HSH Nordbank. As collateral for the letter of credit, the Company posted an additional $9.9 million cash deposit with the Bank of Montreal.

The remaining balance in restricted cash for each period is related to escrow accounts required by certain of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2012 and 2011, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash. The Federal Deposit Insurance Corporation generally only insures limited amounts per depositor per insured bank.

As of December 31, 2012, the Company had a $117.1 million deposit held by the Bank of Montreal as collateral for the properties under the Company’s pooled mortgage facility. Management regularly monitors the financial stability of this financial institution in an effort to manage its exposure to any significant risk related to its deposit.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $6.1 million and $7.0 million at December 31, 2012 and December 31, 2011, respectively.

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

Tenant inducement amortization was $15.4 million, $12.5 million and $8.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $6.6 million, $5.7 million and $4.3 million as amortization expense related to other direct leasing costs for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Financing Costs

Deferred financing costs as of December 31, 2012 and 2011 consist of direct costs incurred in obtaining debt financing (see Note 6 – Debt Financing), including the financing fees paid to our Advisor (see Note 9 – Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2012, 2011 and 2010, $1.6 million, $4.0 million and $2.8 million, respectively, of deferred financing costs were amortized into interest expense in the accompanying consolidated statements of operations.

Other Assets

Other assets included the following (in thousands):

	December 31, 2012	December 31, 2011
Prepaid insurance	$972	$881
Prepaid/deferred taxes	1,269	1,496
Other	880	799
Total	$3,121	$3,176

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of December 31, 2012 and December 31, 2011, respectively, the Company recorded liabilities of $11.1 million and $10.4 million related to prepaid rental payments which were included in other liabilities in the accompanying consolidated balance sheets.  The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $56.2 million and $51.2 million as of December 31, 2012 and December 31, 2011, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

Hines REIT has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In addition, as of December 31, 2012 and 2011 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs.

Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes in the accompanying consolidated financial statements. In 2012, 2011, and 2010, income tax expense recorded by the Company was primarily comprised of a provision for the Texas margin tax. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Included in the gain on sale of real estate in Note 4 ─ Discontinued Operations for the year ended December 31, 2011 is approximately $7.6 million in Canadian income tax expense related to the sale of Atrium on Bay in June 2011.

In connection with the operation and sale of Distributions Park Araucaria, Elouveira, and Vinhedo, three industrial properties located in Brazil, the Company recorded an income tax provision for $9.7 million in accordance with Brazilian tax laws and regulations for the year ended December 31, 2010.

Redemption of Common Stock

Financial instruments that represent a mandatory obligation of the Company to repurchase shares are classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved. At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. Effective December 31, 2009, the Company suspended its share redemption program except for redemption requests made in connection with the death or disability of a stockholder. The Company has recorded liabilities of $2.6 million and $2.5 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2012 and December 31, 2011, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity. See Note 16 — Subsequent Events for a description of the reinstatement of the Company’s share redemption program.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income/loss attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

The Company sold Atrium on Bay during 2011 and reclassified the results of operations for this property into discontinued operations in the consolidated statements of operations for all periods presented. See Note 4 – Discontinued Operations for additional information.

Certain insignificant reclassifications have been made to the consolidated statement of equity and the consolidated statement of cash flows for the year ended December 31, 2010 to be consistent with the 2012 and 2011 presentation. Additionally, impairment losses previously were recorded in other losses, net for the year ended December 31, 2010 in the consolidated statement of operations, but were reclassified to impairment losses in the consolidated statement of operations to conform to the 2012 presentation. Management believes the changes in presentation on the balance sheet, statements of equity and cash flows simplify the statements by combining immaterial line items, and it does not believe these changes had an effect on the Company’s financial statements.

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

In August 2012, FASB amended a number of SEC sections in the Accounting Standards Codification (the “Codification”) as a result of (1) the issuance of SAB 114, which served to revise or rescind portions of the interpretive guidance included in the Codification regarding the Staff Accounting Bulletin Series, (2) the issuance of SEC final Rule release 33-9250, which related to adopting technical amendments to various rules and forms under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Investment Company Act of 1940, as amended, and (3) necessary corrections related to ASU 2010-22, which served to amend certain SEC paragraphs in the Codification in order to address some technical corrections. The guidance was effective upon issuance and did not have a material effect on the Company’s financial statements.

In October 2012, FASB clarified and relocated guidance in the Codification, corrected unintended application of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance are effective upon issuance and amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. This guidance is not expected to have a material impact on the Company’s financial statements.

In February 2013, FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2012. The Company does not believe the adoption of this guidance will have a material effect on the Company’s financial statements.

In February 2013, FASB issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company does not believe the adoption of this guidance will have a material impact on the Company's financial statements.

In March 2013, FASB issued guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments.  The guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years beginning after December 15, 2013.  The Company does not believe the adoption of this guidance will have a material impact on the Company's financial statements.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Buildings and improvements	$1,729,132	$1,769,940
Less: accumulated depreciation	(233,908)	(202,654)
Buildings and improvements, net	1,495,224	1,567,286
Land	368,210	382,840
Investment property, net	$1,863,434	$1,950,126

In 2012, the Company recorded impairment losses of $53.5 million to reduce the book values of certain investment properties to their fair value.  See Note 13 — Fair Value Disclosures for additional information.

Lease Intangibles

As of December 31, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$270,631	$47,669	$96,495
Less: accumulated amortization	(164,632)	(26,079)	(57,944)
Net	$105,999	$21,590	$38,551

As of December 31, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$311,202	$52,824	$104,443
Less: accumulated amortization	(177,054)	(26,879)	(55,164)
Net	$134,148	$25,945	$49,279

Amortization expense was $28.1 million, $42.9 million and $57.3 million for in-place leases for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of $6.4 million, $8.5 million and $14.2 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases, for each of the years ended December 31, 2013 through December 31, 2017 were as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2013	$19,771	$(4,906)
2014	17,230	(4,345)
2015	15,825	(3,555)
2016	13,265	(2,509)
2017	10,246	(923)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of December 31, 2012, the approximate fixed future minimum rentals for each of the years ending December 31, 2013 through 2017 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2013	$193,464
2014	181,594
2015	174,273
2016	158,393
2017	128,465
Thereafter	462,407
Total	$1,298,596

During the years ended December 31, 2012, 2011 and 2010, the Company did not earn more than 10% of its revenue from any individual tenant.

4.  Discontinued Operations

On January 22, 2010, the Company sold Distribution Park Araucaria, an industrial property located in Curitiba, Brazil, which it acquired in December 2008. The sales price was 69.9 million BRL ($38.4 million, based on the exchange rate in effect on the date of sale). In connection with the sale of Distribution Park Araucaria, the Company paid a disposition fee to its Advisor of approximately $0.4 million.

On April 22, 2010, the Company sold Distribution Parks Elouveira and Vinhedo, two industrial properties located in Sao Paolo, Brazil, which it acquired in December 2008. The sales price was 181.0 million BRL ($102.5 million, based on the exchange rate in effect on the date of sale).  In connection with the sale of Distribution Parks Elouveira and Vinhedo, the Company paid its Advisor a disposition fee of $1.0 million.

On June 1, 2011, the Company sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada, which the Company acquired in February 2007.  The sales price for Atrium on Bay was 344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale).

The results of operations of Distribution Parks Araucaria, Elouveira, Vinhedo and Atrium on Bay and the gain realized on the disposition of these properties (all of which are reflected in discontinued operations in all periods presented) for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012		2011	2010
	(In thousands)
Revenues:
Rental revenue	$319		$17,298	$42,223
Other revenue	49		2,365	5,443
Total revenues	368		19,663	47,666
Expenses:
Property operating expenses	358		5,332	12,171
Real property taxes	—		4,225	9,800
Property management fees	—		475	1,111
Depreciation and amortization	—		3,770	9,772
Total expenses	358		13,802	32,854
Income from discontinued operations before interest income (expense) and taxes and gain on sale	10		5,861	14,812
Interest expense	—		(4,426)	(10,103)
Interest income	28		33	119
Provision for income taxes	55		75	(320)
Income from discontinued operations before gain on sale	93		1,543	4,508
Gain on sale of discontinued operations	2,064	(1)	107,241	22,537
Income from discontinued operations	$2,157		$108,784	$27,045

(1)	The additional gain on sale of discontinued operations recorded in 2012 is primarily related to the settlement of reserves that were established during the closing of the sale of Atrium on Bay.

The tables below show income (loss) and earnings (loss) per share attributable to common stockholders allocated between continuing operations and discontinued operations:

	2012	2011	2010
	(In thousands, except per share amounts)
Loss from continuing operations attributable to common stockholders	$(78,359)	$(65,391)	$(66,013)
Income from discontinued operations attributable to common stockholders	2,052	104,291	26,106
Net income (loss) attributable to common stockholders	$(76,307)	$38,900	$(39,907)

Basic and diluted earnings (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$(0.34)	$(0.29)	$(0.30)
Income (loss) from discontinued operations	$0.01	$0.46	$0.12

5.  Investments in Unconsolidated Entities

As discussed in Note 1 ─ Organization, the Company owns indirect investments in 30 properties through its interests in the Core Fund, Distribution Park Rio and the Grocery-Anchored Portfolio.

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Beginning balance	$348,986	$373,798	$379,057
Distributions declared	(26,697)	(16,117)	(12,160)
Equity in earnings (losses)	9,460	(5,138)	5,513
Effect of exchange rate	(2,331)	(3,557)	1,388
Ending balance	$329,418	$348,986	$373,798

Combined condensed financial information of these investments is summarized as follows (in thousands):

Combined Condensed Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash	$190,406	$216,922
Investment property, net	2,860,619	3,193,481
Other assets	634,910	847,504
Total Assets	$3,685,935	$4,257,907

LIABILITIES AND EQUITY
Debt	$1,934,336	$2,353,780
Other liabilities	268,631	305,494
Redeemable noncontrolling interests	378,419	411,768
Equity	1,104,549	1,186,865
Total Liabilities and Equity	$3,685,935	$4,257,907

Combined Condensed Consolidated Statements of Operations

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)

Total revenues and gains	$415,949	$403,019	$406,870
Total expenses	474,103	455,085	439,974
Income (loss) from continuing operations	(58,154)	(52,066)	(33,104)
Income (loss) from discontinued operations	227,822	34,165	110,738
Net income (loss)	169,668	(17,901)	77,634
Less (income) loss allocated to noncontrolling interests	(134,715)	(1,750)	(60,266)
Net income (loss) attributable to parent	$34,953	$(19,651)	$17,368

The following discusses items of significance for the periods presented for our equity method investments:

In December 2012, the Core Fund sold Johnson Ranch Corporate Centre, Roseville Corporate Center, Summit at Douglas Ridge and Olympus Corporate Centre (collectively, the “Roseville Disposition Group”), a portfolio of four properties located in Roseville, California which it acquired in May 2007 for a contract purchase price of $200.7 million. The contract sales price was $73.0 million. Additionally, the Core Fund recorded impairment losses of $17.2 million and $101.1 million related to the Roseville Disposition Group and Douglas Corporate Center (also located in Roseville, California), during the years ended December 31, 2012 and December 31, 2011, respectively.  As a result of the sale of the Roseville Disposition Group, the Core Fund reclassified the results of operations for these properties into discontinued operations for the years ended December 31, 2012, 2011 and 2010, as reflected in the table above. Further, due to the deterioration in the financial condition of Douglas Corporate Center, the Core Fund elected to not make debt service payments on the secured, nonrecourse mortgage loan at the property. This resulted in a default, and effective January 2, 2013, a foreclosure on the property by the lender in which the Core Fund relinquished all rights and title to the property and was relieved of the entire value of the mortgage loan.

Also, during the year ended December 31, 2012, the Core Fund recorded an impairment loss of $72.9 million on two additional properties, Charlotte Plaza and Carillon, both located in Charlotte, North Carolina. The total impairment loss recognized by the Core Fund during the year ended December 31, 2012 was $90.1 million. These impairments related to the properties located in Roseville, California and Charlotte, North Carolina resulted in a decrease in the Company’s equity in earnings (losses) attributable to the Company’s investment in the Core Fund of $19.5 million and $18.0 million for the years ended December 31, 2012 and 2011, respectively.

In August 2012, the Core Fund sold One Shell Plaza and Two Shell Plaza (collectively, “Shell Plaza”) two office properties located in downtown Houston, Texas which it acquired in May 2004 for a contract purchase price of $351.8 million.  The contract sales price was $550.0 million.   As a result of this sale, the Core Fund reclassified the results of operations for this property into discontinued operations for the years ended December 31, 2012, 2011 and 2010, as reflected in the table above.

In 2012, a subsidiary of the Core Fund executed discounted pay-off agreements with lenders concerning the debt secured by One Renaissance Square and Two Renaissance Square, office buildings located in Phoenix, Arizona, to release the Core Fund from all outstanding debt and obligations, including the outstanding principal balances of $188.8 million, at a discounted amount of $168.3 million.  As a result of the debt extinguishment, the Core Fund recognized a gain on debt extinguishment of $18.3 million, net of service costs and fees. These discounted pay-off transactions resulted in an increase in the Company’s equity in earnings (losses) attributable to the Company’s investment in the Core Fund of $4.1 million for the year ended December 31, 2012.

In December 2011, the Core Fund sold a 49% noncontrolling limited partner interest in the subsidiary that owns One North Wacker, an office building located in Chicago, Illinois, which it acquired in March 2008 for a contract purchase price of $540.0 million. The contract sales price for the 49% noncontrolling interest in One North Wacker was $298.9 million. Due to the Core Fund retaining its controlling interest in the asset, this transaction was accounted for as an equity transaction, and therefore, no gain was recognized on the sale.

In August 2011, the Core Fund sold Three First National Plaza, an office building located in Chicago, Illinois, which it acquired in March 2005 for a contract purchase price of $245.3 million.  The contract sales price was $344.0 million.  As a result of this sale, the Core Fund reclassified the results of operations for this property into discontinued operations for the year ended December 31, 2011 and 2010, as reflected in the table above.

In May 2010, the Core Fund sold 600 Lexington, an office property located in New York, New York, which it acquired in February 2004 for a contract purchase price of $91.6 million. The contract sales price was $193.0 million. As a result of this sale, the Core Fund reclassified the results of operations for this property into discontinued operations for the year ended December 31, 2010, as reflected in the table above.

Grocery-Anchored Portfolio

In November 2008, the Company acquired a 70% interest in a joint venture with a subsidiary of Weingarten Realty Investors (“Weingarten”).  Concurrently, the joint venture entered into an agreement to acquire a portfolio of 12 grocery-anchored retail centers owned by Weingarten for $271.4 million. Weingarten will continue to manage this portfolio for the joint venture, though the Company’s approval is required for any significant actions of the joint venture.

The Company has concluded its investment in the joint venture with Weingarten qualifies as a variable interest entity (“VIE”) under ASC 810 “Consolidation.” The joint venture is financed with a $100.0 million secured note which was solely guaranteed by Weingarten through December 2012. Effective December 2012, the Company received notice from Weingarten that Weingarten elected to not renew its guarantee with respect to the entire principal balance. However, certain other payment guarantees from Weingarten are still in place which results in the protection of the Company’s equity from expected losses and continues to provide a guaranteed return to the Company. Further, substantially all of the joint venture's decisions do not involve and are not conducted on behalf of the Company, due to the fact that while Hines has a 70% equity interest in the joint venture, it has only a 50% voting right with respect to major decisions to be made by the joint venture. As a result, the Company has determined that Weingarten is and remains the primary beneficiary of this VIE. Therefore, the Company has not consolidated the entity. In the event that the terms of the additional payment guarantees provided by Weingarten are modified, the Company will re-evaluate its accounting treatment for this investment. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. Other than the initial capital contribution provided by the Company at the inception of the joint venture, the Company has not provided any additional subordinated financial support.

The table below includes the Company’s maximum loss exposure related to this investment as of December 31, 2012 and December 31, 2011, which is equal to the carrying value of its investment in the joint venture reflected in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

Period	Investment in Grocery-Anchored Portfolio (1)	Maximum Risk of Loss
December 31, 2012	$53,793	$53,793
December 31, 2011	$59,904	$59,904

(1)
Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in earnings (losses).

6.  Debt Financing

The following table includes all of the Company’s outstanding notes payable balances as of December 31, 2012 and December 31, 2011 (in thousands, except interest rates):

Description	Maturity Date		Interest Rate		Principal Outstanding at December 31, 2012		Principal Outstanding at December 31, 2011
SECURED MORTGAGE DEBT
The Prudential Insurance Company of America — One Wilshire	2/1/2013	(1)	5.98%		$159,500	(1)	$159,500
New York State Teachers’ Retirement System – 2555 Grand	5/1/2013		5.38%		86,000	(2)	86,000
New York State Teachers’ Retirement System – Williams Tower	6/1/2013		5.50%		165,000	(3)	165,000
Artesia Mortgage Capital Corporation – Arapahoe Business Park I	6/11/2015		5.33%		9,418	(4)	9,556
Artesia Mortgage Capital Corporation – Arapahoe Business Park II	11/11/2015		5.53%		9,910	(5)	10,066
Metropolitan Life Insurance Company — 1515 S. Street	9/1/2016		4.25%		39,737	(6)	40,691
IXIS Real Estate Capital Inc. – Raytheon/DIRECTV Buildings	12/5/2016		5.68%		50,334	(7)	51,222
Artesia Mortgage Capital Corporation – 345 Inverness Drive	12/11/2016		5.85%		14,920	(8)	15,123
John Hancock Life Insurance Company — Airport Corporate Center	9/1/2021		5.14%		79,000	(9)	79,000
HSH POOLED MORTGAGE FACILITY
HSH Nordbank — Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2016		5.86%	(10)	185,000		185,000
HSH Nordbank — 3400 Data Drive, 2100 Powell	1/23/2017		5.25%	(11)	98,000		98,000
HSH Nordbank — Daytona and Laguna Buildings	5/2/2017		5.36%	(12)	119,000		119,000
HSH Nordbank — 3 Huntington Quadrangle	7/19/2017		5.98%	(13)	48,000		48,000
HSH Nordbank — Seattle Design Center/5th and Bell	8/14/2017		6.03%	(14)	70,000		70,000
MET LIFE SECURED MORTGAGE FACILITY
Met Life — JPMorgan Chase Tower/ Minneapolis Office/Flex Portfolio	1/1/2013	(15)	5.70%		160,000	(15)	205,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility	2/3/2013		3.46%		32,000	(16)	—
TOTAL PRINCIPAL OUTSTANDING					1,325,819		1,341,158
Unamortized Discount(17)					(2,255)		(2,934)
NOTES PAYABLE					$1,323,564		$1,338,224
__________

(1)
The Company entered into mortgage financing in connection with its acquisition of One Wilshire. The mortgage agreement provided for an interest-only loan with a principal amount of $159.5 million. In October 2012, a subsidiary of the Operating Partnership executed a 90-day extension with Prudential to extend the maturity date of the loan from November 1, 2012 to February 1, 2013. Additionally, in January 2013, a subsidiary of the Operating Partnership executed a new loan agreement with the Bank of China for a $200.0 million secured mortgage loan and repaid the Prudential loan. The loan has a floating interest rate based on LIBOR plus 2.75% and expires January 31, 2017 with the option to renew for an additional year.

(2)	The Company entered into an interest-only loan with the New York State Teachers’ Retirement System (“NYSTRS”) in the principal amount of $86.0 million secured by its interest in 2555 Grand.

(3)
The Company entered into an interest-only loan with NYSTRS in the principal amount of $165.0 million secured by its interest in Williams Tower. Subsequent to December 31, 2012, we sold Williams Tower and retired the outstanding principal balance of this loan.

(4)
The Company assumed a $9.8 million note in connection with its acquisition of Arapahoe Business Park I. The note was interest-only until June 11, 2010, at which time the principal began amortizing until its maturity.

(5)	The Company assumed a $10.5 million amortizing note in connection with its acquisition of Arapahoe Business Park II.

(6)
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

(7)	The Company assumed an amortizing mortgage note in the principal amount of $54.2 million in connection with its acquisition of the Raytheon/DirecTV Buildings.

(8)
The Company assumed a $15.5 million note in connection with its acquisition of 345 Inverness Drive. The note was interest-only until June 11, 2010, at which time the principal began amortizing until its maturity.

(9)
In August 2011, the Company executed a mortgage agreement with John Hancock Life Insurance Company (USA) to refinance Airport Corporate Center’s $65.0 million mortgage. The new mortgage is a 10-year, $79.0 million mortgage with a fixed rate of 5.14%. The mortgage requires interest payments for the first two years, at which time the mortgage begins amortizing until its maturity.

(10)
This loan has a floating interest rate based on LIBOR plus 0.4%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.86% (including the 0.4% margin). See Note 7 — Derivative Instruments for additional information regarding the Company’s derivatives.

(11)
This loan has a floating interest rate based on LIBOR plus 0.4%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.25% (including the 0.4% margin). See Note 7 — Derivative Instruments for additional information regarding the Company’s derivatives.

(12)
This loan has a floating interest rate based on LIBOR plus 0.4%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.36% (including the 0.4% margin). See Note 7 — Derivative Instruments for additional information regarding the Company’s derivatives.

(13)
This loan has a floating interest rate based on LIBOR plus 0.4%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 5.98% (including the 0.4% margin). See Note 7 — Derivative Instruments for additional information regarding the Company’s derivatives.

(14)
This loan has a floating interest rate based on LIBOR plus 0.45%. The Company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 6.03% (including the 0.45% margin). See Note 7 — Derivative Instruments for additional information regarding the Company’s derivatives.

(15)
In December 2012, the Company paid down $45.0 million in principal related to our Minneapolis Office/Flex Portfolio. Also, in January 2013, the Company entered into an amended and restated promissory note for the remaining $160.0 million in principal. The loan has a maturity date of February 1, 2016, subject to two, one year extension options and has a floating interest rate of LIBOR plus 2.50%.

(16)
The Company entered into a $45.0 million revolving line of credit with KeyBank pursuant to a Credit Agreement in February 2011 and a Promissory Note in February 2011.  The facility (as amended) provided for an original expiration date of August 3, 2011, subject to extension at the Company’s election for an additional 18-month period.  In August 2011, the Company exercised its option to extend the maturity date to February 3, 2013.  Interest was determined, at the Company’s election, based on (i) the Prime Rate, (ii) the Federal Funds Rate or (iii) LIBOR plus a margin of at least 3.25%. Subsequent to December 31, 2012, the Company paid down its outstanding balance on its revolving line of credit prior to its maturity and did not renew it upon its expiration.

(17)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition.  The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

HSH Pooled Mortgage Facility

In August 2006 (as amended in January 2007), certain of the Company’s subsidiaries entered into a credit agreement with HSH Nordbank providing for a secured credit facility in the maximum principal amount of $520.0 million (the “HSH Credit Facility”), subject to certain borrowing limitations. The total borrowing capacity under the HSH Credit Facility was based upon a percentage of the appraised values of the properties that the Company selected to serve as collateral under this facility, subject to certain debt service coverage limitations. Amounts drawn under the HSH Credit Facility bear interest at variable interest rates based on one-month LIBOR plus an applicable margin.

The Company purchased interest rate protection in the form of interest rate swap agreements prior to borrowing any amounts under the HSH Credit Facility to secure it against fluctuations of LIBOR. Loans under the HSH Credit Facility may be prepaid in whole or in part, subject to the payment of certain prepayment fees and breakage costs. As of December 31, 2012, the Company had $520.0 million outstanding under the HSH Credit Facility, therefore it has no remaining borrowing capacity under this facility.

The Operating Partnership provides customary non-recourse carve-out guarantees under the HSH Credit Facility and limited guarantees with respect to the payment and performance of (i) certain tenant improvement and leasing commission obligations in the event the properties securing the loan fail to meet a combined occupancy requirement of at or above 85% and (ii) certain major capital repairs with respect to the properties securing the loans.  As of December 31, 2012, certain properties failed to meet this occupancy requirement.  See Note 12 – Commitments and Contingencies for additional details of the potential guaranty obligation.

The HSH Credit Facility provides that an event of default will exist if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The HSH Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance relating to covenants of the HSH Credit Facility as of December 31, 2012.

Additionally, HSH Nordbank has the right to have the properties serving as collateral under this facility appraised every two years. Should the aggregate outstanding principal amounts under this facility exceed 55% of the lender’s appraised values, the Company must rebalance through making partial payment or providing additional collateral to eliminate such excess. In May 2011, the Company replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal.  As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the consolidated balance sheets. In October 2012, HSH Nordbank notified the Company that the outstanding principal amounts under the facility exceeded 55% of the appraised values of the properties and therefore the Company was required to provide additional collateral in the amount of $9.9 million to rebalance the portfolio which is classified as restricted cash in the consolidated balance sheets. The Company obtained a letter of credit from the Bank of Montreal in October 2012 in order to meet the additional collateral required by HSH Nordbank. If real estate values decline, the Company could be required to pay additional amounts to rebalance the collateral for the properties under this credit facility.

Additional Debt Secured by Investment Property

From time to time, the Company obtains mortgage financing for its properties outside of the credit facilities described above. Other than the exceptions described in the notes to the table above, these mortgages contain fixed rates of interest and are secured by the property to which they relate. These mortgage agreements contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance of covenants related to these agreements as of December 31, 2012.

The following table summarizes required principal payments on the Company’s outstanding notes payable for each of the years ended December 31, 2013 through December 31, 2017 and for the period thereafter (in thousands):

	Principal Payments due by Period
	2013		2014	2015	2016	2017	Thereafter
Notes Payable	$605,255	(1)	$3,757	$22,291	$284,433	$336,343	$73,740

(1)
See footnotes 1, 3, 15 and 16 to the table describing the Company’s outstanding notes payable balances above. Including the effects of our mortgage financing and retirements subsequent to December 31, 2012, our required principal payments for the year ended December 31, 2013 has been reduced to $88.8 million.

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

The tables below provide additional information regarding each of the Company’s outstanding interest rate swaps (all amounts are in thousands except for interest rates):

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
August 1, 2006	August 1, 2016	$185,000	LIBOR	5.4575%
January 12, 2007	January 12, 2017	$98,000	LIBOR	4.8505%
May 1, 2007	May 1, 2017	$119,000	LIBOR	4.9550%
July 17, 2007	July 17, 2017	$48,000	LIBOR	5.5800%
July 27, 2007	July 24, 2017	$70,000	LIBOR	5.5800%

	Liability Derivatives Fair value as of December 31,
Derivatives not designated as hedging instruments for accounting purposes:	2012	2011
Interest rate swap contracts	$101,211	$109,891
Total derivatives	$101,211	$109,891

Gain (loss) on derivative instruments, net, includes the following for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012	2011	2010
Gain (loss) on interest rate swaps	$8,680	$(24,590)	$(18,525)
Loss on foreign currency swap (1)	—	—	(110)
Total	$8,680	$(24,590)	$(18,635)

(1)
The Company entered into a foreign currency swap in February 2010 in relation to its sale of Distribution Park Araucaria. This amount is recorded in income from discontinued operations, net of taxes in the consolidated statements of operations.

8.  Distributions

With the authorization of its board of directors, the Company has declared as of daily record dates and aggregated and paid such distributions quarterly. The Company intends to continue this distribution policy for so long as its board of directors decides this policy is in the best interests of its stockholders. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on the Company’s prior primary offering price of $10.08 per share).

With the authorization of its board of directors, the Company continued to declare distributions in the amount of $0.00138082 per share, per day through March 31, 2013, which represents an annual distribution rate of 6.5%, based on the Company’s estimated share value of $7.78, determined on May 24, 2011 or 6.6%, based on the Company’s estimated share value of $7.61, determined on November 29, 2012 (assuming the current distribution rate is maintained for a twelve-month period). As a result of the new estimated share value determined on November 29, 2012, participants in the Company’s dividend reinvestment plan began acquiring shares at $7.61 per share for distributions declared beginning in the fourth quarter of 2012.

With respect to the $0.00138082 per share, per day distributions declared for July 2011 through March 2013, $0.00041425 of the per share, per day distributions were or will be designated by the Company as special distributions which represent a return of a portion of the stockholders’ invested capital and, as such, reduce their remaining investment in the Company. The special distributions were or will be funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to the Company’s stockholders. See Note 16 — Subsequent Events for a description of additional distributions declared and reduction in the per share, per day distribution rate with respect to distributions declared for April 2013. In addition, see Subsequent Events in Note 16 for a description of the new estimated value per share of our common shares, effective as of April 2, 2013 as well as the new pricing under the Company’s dividend reinvestment plan and share redemption program.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for the years ended December 31, 2012, 2011 and 2010, respectively, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Stockholders			Noncontrolling Interests
Year Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2012	$69,181	$47,082	$116,263	$559
December 31, 2011	$64,734	$48,890	$113,624	$5,014
December 31, 2010	$64,165	$58,183	$122,348	$4,524

9.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Securities, Inc. (the “Dealer Manager”) for each of the years ended December 31, 2012, 2011 and 2010 and amounts outstanding as of December 31, 2012 and 2011. A description of each of the fees included in the table follows. All amounts are in thousands:

	Incurred for the Year Ended December 31,			Unpaid as of December 31,
Type and Recipient	2012	2011	2010	2012	2011
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$19,435	$3,635	$15,490	$92,404	$76,968

Due to Affiliates
Selling Commissions & Dealer Manager Fee – the Dealer Manager	$—	$—	$118	$—	$—
Issuer Costs - the Advisor	$242	$73	$163	3	19
Asset Management Fee – the Advisor	$10,216	$12,538	$15,054	2,597	2,519
Disposition Fee - the Advisor (2)	$—	$—	$1,410	—	—
Debt Financing Fee – the Advisor	$—	$410	$650	—	410
Other - The Advisor (3)	$4,115	$3,931	$3,913	674	700
Property Management Fee – Hines	$6,399	$6,819	$7,373	13	(29)
Leasing Fee – Hines	$4,797	$3,097	$2,686	2,992	1,525
Tenant Construction Management Fees – Hines	$32	$29	$20	2	13
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	$16,227	$16,432	$17,163	877	666
Due to Affiliates				$7,158	$5,823

(1)
The Company recorded a liability related to the Participation Interest based on its estimated settlement value in the accompanying consolidated balance sheets. This liability is remeasured at fair value based on the related redemption price in place as of each balance sheet date plus any unpaid distributions. Adjustments required to remeasure this liability to fair value are included in the asset management fees in the accompanying consolidated statement of operations. As described previously, in May 2011, the board of directors established an estimated value per share and per share redemption price of $7.78, which was reduced from the prior redemption price of $9.15 and, accordingly, the fair value of the Participation Interest liability as of June 30, 2011 was reduced by $12.2 million. Additionally, as described previously, the board of directors established a new estimated value per share and per share redemption price of $7.61 in November 2012 and, accordingly, the fair value of the Participation Interest liability as of December 31, 2012 was reduced by $2.0 million.

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

In August 2012, an affiliate of Hines signed a lease renewal for space in Williams Tower. During the years ended December 31, 2012, 2011 and 2010, the Company recorded rental revenues of $4.8 million, $4.3 million and $4.4 million, respectively.  In connection with the lease renewal, the Company recorded a liability of $4.2 million for tenant improvements to be paid in future periods.

Advisory Agreement

Pursuant to the Advisory Agreement, which, if not renewed, expires on December 31, 2013, the Company is required to pay the following fees and expense reimbursements:

Asset Management Fees — The Company pays asset management fees to the Advisor for services related to managing, operating, directing and supervising the operations and administration of the Company and its assets. Prior to July 1, 2011, the asset management fees were earned by the Advisor monthly in an amount equal to 0.0625% of the net equity capital the Company has invested in real estate investments as of the end of each month.  For the period July 1, 2011 through December 31, 2012, our Advisor agreed to waive a portion of its monthly cash asset management fee such that the fee was reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we have invested in real estate investments as of the end of each month. This waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. Asset management fees are expensed in the consolidated statements of operations and unpaid amounts are included in due to affiliates in the consolidated balance sheets.

Debt Financing Fee — The Company pays financing fees to the Advisor for services related to identifying and evaluating potential financing and refinancing sources, negotiating and executing financing agreements and monitoring the debt facilities. These fees are equal to 1.0% of the amount (i) obtained under any property loan or (ii) made available to the Company under any other debt financing. As the Company incurs the financing fees payable to the Advisor, these fees will be deferred and amortized into interest expense using a straight-line method, which approximates the effective interest method, over the life of the related debt.  In the case of a debt modification, the Company will expense the financing fees payable to the Advisor as incurred.

Reimbursement by the Advisor to the Company — The Advisor must reimburse the Company quarterly for any amounts by which operating expenses exceed, in any four consecutive fiscal quarters, the greater of (i) 2.0% of the Company’s average invested assets, which consists of the average book value of its real estate properties, both equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, or (ii) 25.0% of its net income (as defined by the Company’s Amended and Restated Articles of Incorporation), excluding the gain on sale of any of the Company’s assets, unless Hines REIT’s independent directors determine that such excess was justified. Operating expenses generally include all expenses paid or incurred by the Company as determined by generally accepted accounting principles, except certain expenses identified in Hines REIT’s Amended and Restated Articles of Incorporation. For the years ended December 31, 2012, 2011 and 2010, the Company did not exceed this limitation.

Dealer Manager Agreement

The Company retained an affiliate of the Advisor to serve as Dealer Manager for its public offerings. The dealer manager agreement for the Third Offering provided for selling commissions equal to 7.0% of the gross proceeds from sales of common stock, all of which was reallowed to participating broker dealers, and no selling commissions related to shares issued pursuant to the dividend reinvestment plan. It also provided for a dealer manager fee equal to up to 2.2% of gross proceeds from the sales of common stock other than issuances pursuant to the dividend reinvestment plan, a portion of which was reallowed to participating broker dealers. Selling commissions and dealer manager fees were offset against additional paid-in capital in the accompanying consolidated statements of equity. The Company terminated the Third Offering effective January 1, 2010, other than with respect to the sale of shares pursuant to its dividend reinvestment plan.

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

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, HALP owns a profits interest in the Operating Partnership. The number of units underlying the Participation Interest increases on a monthly basis in relation to the portion of any asset management fees or acquisition fees that is paid through equity units rather than cash.  The limited partnership interest in the Operating Partnership attributable to the Participation Interest was 4.8% and 4.1% as of December 31, 2012 and December 31, 2011, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution. The Company recorded a liability related to the Participation Interest in the accompanying consolidated balance sheets based on the estimated settlement value of this ownership interest plus any unpaid distributions.

The conversion and redemption features of the participation interest are accounted for in accordance with GAAP. Redemptions of the Participation Interest for cash will be accounted for as a reduction to the liability discussed above to the extent of such liability. Conversions into common shares of the Company will be recorded as an increase to the outstanding common shares and additional paid-in capital accounts and a corresponding reduction in the liability discussed above. Redemptions and conversions of the Participation Interest will result in a corresponding reduction in the ownership percentage of the Operating Partnership attributable to the Participation Interest and will have no impact on the calculation of subsequent increases in the Participation Interest.

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Change in other assets	$220	$(544)	$(708)
Change in tenant and other receivables	(2,779)	(7,761)	(5,583)
Change in deferred leasing costs	(70,757)	(51,679)	(59,623)
Change in accounts payable and accrued expenses	30,401	(7,947)	17,027
Change in participation interest liability	14,222	3,635	15,490
Change in other liabilities	667	(102)	(853)
Change in due to affiliates	1,353	(337)	(4,814)
Changes in assets and liabilities	$(26,673)	$(64,735)	$(39,064)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$75,838	$81,191	$87,642
Cash paid for income taxes	$539	$1,203	$1,875
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$29,573	$30,215	$29,426
Distributions reinvested	$47,568	$49,603	$62,045
Loan transferred upon disposition of investment property	$—	$199,278	$—

12.  Commitments and Contingencies

In May 2012, DirecTV signed a lease renewal for its space in the Raytheon/DirecTV office properties located in El Segundo, California.  In connection with this renewal, the Company committed to fund $14.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods.  As of December 31, 2012, $12.8 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

The credit agreement for the HSH pooled mortgage facility requires that the properties financed by this facility maintain a combined occupancy at or above 85%. As of December 31, 2012, certain properties caused the Company to fail to meet this occupancy requirement. As a result, the facility’s limited payment guaranty to which the Company is a party has been triggered, requiring the Company to commit to fund a property leasing guaranty in an amount that would be required to increase the occupancy of all individual borrowings base assets to 90%. As of December 31, 2012, the Company believes the amount of this potential guaranty obligation is $20.5 million. This guaranty will be discharged once the portfolio of properties financed by this facility achieves a combined occupancy greater than or equal to 85% or once all outstanding payments of interest and principal are paid in full. No liability was recorded in relation to this guaranty, as the Company believes the probability of the Company being required to perform under this guaranty is remote.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2012 and December 31,

2011 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012	$101,211	$—	$101,211	$—
December 31, 2011	$109,891	$—	$109,891	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2012, management estimated that the fair value of notes payable, which had a carrying value of $1.3 billion, was $1.3 billion. As of December 31, 2011, management estimated that the fair value of notes payable, which had a carrying value of $1.3 billion, was $1.3 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. During 2012, the Company determined that two investment properties were impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for these two assets.  Additionally, during 2012, the Company determined that a building in our Minneapolis Office/Flex portfolio was impaired due to a change in leasing assumptions and appraised values, which reduced the projected undiscounted cash flows for this asset. These changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows.  As a result, these assets were written down to fair value since fair value was less than net book value. The determination of fair value was based upon significant unobservable inputs, and therefore, these fair value measurements are classified as Level 3 measurements in the fair value hierarchy.

In September 2010, the Company sold a land parcel and recorded an additional impairment charge of approximately $0.8 million in the period of sale based on the net sales price.

The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, as of December 31, 2012 and for the years ended December 31, 2012, 2011 and 2010 (in thousands).

		Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
December 31, 2012	Investment property	$85,184	$—	$—	$85,184	$53,483
December 31, 2011	N/A	$—	$—	$—	$—	$—
December 31, 2010	Land parcel	$—	$—	$—	$—	$811

The Company’s estimated fair value of the investment properties was based on a comparison of recent market activity and discounted cash flow models, which includes estimates of property specific inflows and outflows over a specific holding period.  Significant unobservable quantitative inputs used in determining the fair value of each investment include: discount rates ranging from 8% through 13%, a capitalization rate of 8.5%, stabilized occupancy rates ranging from 82% through 93% and current market rental rates ranging from $11.20 per square foot to $21.50 per square foot.  These inputs are based on the location, type and nature of each property, current and anticipated market conditions and management’s knowledge and expertise in real estate.

14.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has four reportable segments: 1) office properties, 2) a domestic industrial property, 3) domestic retail properties and 4) an international industrial property. The office properties segment consists of 20 office properties that the Company owns directly as well as 17 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial property segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of 12 grocery-anchored shopping centers that are owned indirectly through the Company’s investment in a joint venture with Weingarten Realty Investors. The international industrial property segment consists of one industrial property located in Rio de Janeiro, Brazil, that is owned indirectly through the Company’s investment in a joint venture with a Hines affiliate.

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

	Year Ended December 31,
	2012	2011	2010
Total property revenue
Office properties	$268,397	$272,727	$286,092
Domestic industrial properties	3,066	5,605	4,453
Total segment property revenues	$271,463	$278,332	$290,545

Property revenues in excess of expenses (1)
Office properties segment	$149,530	$156,803	$168,540
Domestic industrial properties segment	1,976	4,673	3,489
Total segment property revenues in excess of expenses	$151,506	$161,476	$172,029

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of domestic office properties	$7,058	$(7,529)	$2,705
Equity in earnings of domestic retail properties	100	(9)	287
Equity in earnings of international industrial properties	2,302	2,400	2,521
Equity in earnings (losses) of unconsolidated entities, net	$9,460	$(5,138)	$5,513

Total assets		December 31, 2012	December 31, 2011
Office properties		$2,243,240	$2,303,433
Domestic industrial properties		39,214	39,605
Investment in unconsolidated entities -
Office properties		250,138	260,990
Domestic retail properties		53,793	59,904
International industrial properties		25,487	28,092
Corporate-level accounts (2)		155,337	219,988
Total assets		$2,767,209	$2,912,012

	Year Ended December 31,
	2012	2011	2010
Reconciliation to net income (loss)
Total segment property revenues in excess of expenses	$151,506	$161,476	$172,029
Depreciation and amortization	(79,720)	(92,518)	(102,012)
Asset management fees	(29,651)	(16,173)	(30,544)
General and administrative	(6,874)	(6,740)	(6,925)
Impairment losses	(53,483)	—	(811)
Other gains (losses), net	—	—	9
Gain (loss) on derivative instruments, net	8,680	(24,590)	(18,525)
Interest expense	(78,022)	(81,207)	(80,889)
Interest income	743	514	270
Provision for income taxes	(544)	(494)	(543)
Equity in earnings (losses) of unconsolidated entities, net	9,460	(5,138)	5,513
Income from discontinued operations, net of tax	2,157	108,784	27,045
Net income (loss)	$(75,748)	$43,914	$(35,383)

(1)	Revenues less property operating expenses, real property taxes and property management fees.

(2)
This amount primarily consists of the Company’s $117.1 million cash collateral deposit related to the letters of credit with the Bank of Montreal (see Note 2 – Summary of Significant Accounting Policies – Restricted Cash for additional information) and cash and cash equivalents at the corporate level, which includes proceeds from the sale of Atrium on Bay.

15. Quarterly Financial Data (unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2012 (in thousands, except per share information):

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$68,461	$67,762	$68,525	$66,715
Equity in earnings (losses) of unconsolidated entities, net	(1,147)	1,041	27,573	(18,007)
Income (loss) from discontinued operations	2,180	544	(313)	(254)
Net income (loss) attributable to common stockholders	(5,561)	(58,802)	16,287	(28,231)
Income (loss) per common share, basic and diluted	(0.02)	(0.26)	0.07	(0.12)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2011 (in thousands, except per share information):

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$68,907	$71,640	$68,495	$69,290
Equity in losses of unconsolidated entities, net	(1,826)	(19,299)	17,594	(1,607)
Income (loss) from discontinued operations	876	107,908	—	—
Net income (loss) attributable to common stockholders	(10,433)	79,465	(19,839)	(10,293)
Income (loss) per common share, basic and diluted	(0.05)	0.35	(0.09)	(0.04)

16. Subsequent Events

In January 2013, the Company sold its 50% interest in Distribution Park Rio, an indirectly-owned industrial property in Rio de Janeiro, Brazil, to an affiliate of Hines, which the Company acquired in June 2007 for an initial investment of $28.9 million. The net proceeds received for our 50% interest in Distribution Park Rio was $43.2 million.

In March 2013, the Company sold Williams Tower, an office building with an adjacent parking garage located in the Galleria/West Loop submarket of Houston, Texas, which it acquired in May 2008 for a net contract purchase price of $271.5 million.  The net contract sales price was $412.0 million. The Company did not consider this property as held for sale as of December 31, 2012 due to the following: (i) the signing of the purchase and sale agreement (“PSA”) with respect to the sale of the property did not occur until January 2013, which resulted in an amended purchase price from the buyer’s original offer, (ii) it is common within the real estate industry for there to be continuous negotiations between the buyer and seller from the initial letter of intent through the contractual closing date, which often result in amendments to the terms of the PSA, and (iii) given the complexities of the due diligence process, it would be unlikely to find another buyer and close on the sale within twelve months should the buyer decide not to purchase the property.

In February 2013, the Company’s board of directors received notice of Charles N. Hazen's decision to retire from his role as President and Chief Executive Officer of the Company of us and the general partner of the Advisor in order to pursue personal interests. On the same date, our board of directors accepted Sherri W. Schugart's resignation as our Chief Operating Officer, which position will be left unfilled, and appointed her as our President and Chief Executive Officer. Ms. Schugart simultaneously resigned as the Chief Operating Officer of the general partner of the Advisor, which position will also be left unfilled, and was appointed as its President and Chief Executive Officer. In addition to the resignation from the positions described above, Mr. Hazen resigned as a director of the Dealer Manager, for which Ms. Schugart currently serves as a director. The resignations and appointments described above were effective as of March 15, 2013. Mr. Hazen will remain an employee of Hines for one year following his retirement to participate in and advise on various matters within Hines.

Special Distribution

On March 25, 2013, the Company’s board of directors authorized it to declare a distribution of $197 million, resulting in a distribution to stockholders of $0.80 per share to be paid on April 30, 2013 to all stockholders of record as of April 2, 2013. This distribution will be designated by the Company as a special distribution, which will be a return of a portion of the stockholders' invested capital and, as such, will reduce their remaining investment in the Company. The special distribution represents a portion of the proceeds from the sale of Williams Tower and other strategic asset sales. The special distribution will be paid on April 30, 2013 and the designation as a special distribution will not impact the tax treatment of the distribution to the Company's stockholders. The special distribution is not subject to reinvestment pursuant to the Company's dividend reinvestment plan and will be paid in cash.

New Estimated Per Share Net Asset Value

As disclosed previously, approximately 30% of distributions that were declared for the quarters ended December 31, 2012 and March 31, 2013 were designated by the Company as special distributions, which represent a return of a portion of the stockholders' invested capital and, as such, reduced their remaining investment in the Company. For each of the quarters ended December 31, 2012 and March 31, 2013, the portion of the distribution that was designated as a special distribution was equal to $0.03 per share. The combination of the special distribution of $0.80 per share described above with the $0.03 per share special distributions for each of the quarters ended December 31, 2012 and March 31, 2013 results in total special distributions of $0.86 per share since the Company's last announcement of an estimated per share net asset value (“NAV”) of its common stock. These special distributions reduce the estimated per share NAV of $7.61, resulting in a new estimated per share NAV of $6.75, effective April 2, 2013.

April 2013 Distributions

With the authorization of its board of directors, the Company declared distributions for the month of April 2013. These distributions will be calculated based on stockholders of record each day during the month of April 2013 in an amount equal to $0.00073973 per share, per day and will be paid in July 2013 in cash or reinvested in stock for those participating in the Company's dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared between July 1, 2010 and March 31, 2013. This rate per share, per day represents a 4.0% annualized yield based on the Company's new estimated per share NAV of $6.75, assuming such distribution rate is maintained for a twelve-month period.

Share Purchase Price for Dividend Reinvestment Plan

As the new estimated per share NAV will take effect on April 2, 2013, participants in the Company's dividend reinvestment plan will acquire shares at a fixed price of $6.75 per share rather than at the current price of $7.61, beginning with the distributions to be paid for the second quarter of 2013, which will be aggregated and paid in July 2013. Therefore, the shares to be issued under the Company's dividend reinvestment plan in connection with distributions previously declared for January, February and March of 2013, which will be aggregated and paid in April 2013, will be issued at the current price of $7.61 per share.

Share Redemption Program

On March 25, 2013, the Company's board of directors amended and restated the Company's share redemption program and reinstated the program effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. Prior to its reinstatement, the share redemption program had been suspended by the board of directors since November 30, 2009, except with respect to redemption requests made in connection with the death or disability (as defined in the Internal Revenue Code of 1986, as amended (the “Code”) of a stockholder.

Beginning with share redemption requests received on or after April 1, 2013, the Company's share redemption price will be $5.75 per share, which is 85% of the Company's revised estimated per share NAV. The redemption price was determined by the Company's board of directors in its sole discretion. This new share redemption price will apply to ordinary share redemption requests received on or after April 1, 2013, which, if redeemed, will be redeemed in July 2013. Any shares that are redeemed in April 2013 pursuant to eligible redemption requests in connection with the death or disability of a stockholder that are received prior to April 1, 2013 will be redeemed at the current redemption price of $7.61 per share. Additionally, any shares that are redeemed pursuant to eligible redemption requests in connection with the death or disability of a stockholder that are received on or after April 1, 2013, will be redeemed at the new estimated per share NAV of $6.75.

*****

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2012 was based on the framework for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2012, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 28, 2013

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2013.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2013.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2013.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Real Estate Investment Trust, Inc.
Consolidated Financial Statements — as of December 31, 2012 and 2011 and for Each of the Three Years in the Period Ended December 31, 2012
Report of Independent Registered Public Accounting Firm	61
Audited Consolidated Financial Statements
Consolidated Balance Sheets	62
Consolidated Statements of Operations and Comprehensive Income (Loss)	63
Consolidated Statements of Equity	64
Consolidated Statements of Cash Flows	65
Notes to Consolidated Financial Statements	66
Hines US Core Office Fund LP
Consolidated Financial Statements — as of December 31, 2012 and 2011 and for Each of the Three Years in the Period Ended December 31, 2012
Independent Auditor’s Report	96
Audited Consolidated Financial Statements
Consolidated Balance Sheets	97
Consolidated Statements of Operations	98
Consolidated Statements of Equity	99
Consolidated Statements of Cash Flows	100
Notes to Consolidated Financial Statements	101

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts is set forth beginning on page 119 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 120 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b)	Exhibits

Reference is made to the Index beginning on page 123 for a list of all exhibits filed as a part of this report.

* * * * * *

INDEPENDENT AUDITORS' REPORT

To the Partners of
Hines US Core Office Fund LP
Houston, Texas

We have audited the accompanying consolidated financial statements of Hines US Core Office Fund LP and its subsidiaries (the “Partnership”), which comprise the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2012, and the related notes to the consolidated financial statements.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Partnership's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hines US Core Office Fund LP and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

March 27, 2013

HINES US CORE OFFICE FUND LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011
(In thousands)

	2012	2011
ASSETS

Investment property - net	$2,647,298	$2,973,537
Cash and cash equivalents	187,386	213,648
Restricted cash	36,029	52,076
Tenant and other receivables - net	99,796	104,784
Deferred financing costs - net	4,303	6,334
Deferred leasing costs - net	353,993	387,168
Intangible lease assets - net	117,954	240,241
Prepaid expenses and other assets	9,663	35,310

TOTAL ASSETS	$3,456,422	$4,013,098

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued expenses	$165,626	$199,867
Due to affiliates	10,379	17,587
Intangible lease liabilities - net	19,600	26,176
Other liabilities	37,995	40,910
Distributions payable	17,000	10,971
Dividends and distributions payable to redeemable noncontrolling interests	10,664	3,073
Notes payable - net	1,808,432	2,227,090

Total liabilities	2,069,696	2,525,674

Commitments and contingencies (See note 14)

Redeemable noncontrolling interests	378,419	411,768

Partners' equity	904,995	925,403
Noncontrolling interest	103,312	150,253

Total equity	1,008,307	1,075,656

TOTAL LIABILITIES AND EQUITY	$3,456,422	$4,013,098

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands)

	2012	2011	2010
Revenues:
Rental revenues	$336,751	$343,507	$347,846
Other revenues	27,402	26,772	25,721

Total revenues	364,153	370,279	373,567

Expenses:
Depreciation and amortization	106,489	118,716	131,706
Property operating expenses	91,247	89,849	88,161
Real property taxes	55,865	63,090	59,093
Property management fees	9,244	9,208	9,424
General and administrative	10,324	8,513	7,877
Impairment loss	76,476	27,388	-

Total expenses	349,645	316,764	296,261

Income from continuing operations before interest income,
interest expense, gain on extinguishment of debt, loss on
derivative instruments and income tax expense	14,508	53,515	77,306

Interest income	245	73	175
Interest expense	(97,260)	(112,221)	(117,801)
Gain on extinguishment of debt	18,318	-	-
Loss on derivative instruments	(535)	(296)	-

Loss from continuing operations before income tax expense	(64,724)	(58,929)	(40,320)

Income tax expense	(35)	(28)	(16)

Loss from continuing operations	(64,759)	(58,957)	(40,336)

(Loss) income from discontinued operations	(20,530)	(79,949)	3,908
Gain on sale of investment property	248,352	114,114	106,830

Net income (loss)	163,063	(24,792)	70,402

Less income allocated to redeemable noncontrolling interests	(132,337)	(1,554)	(60,266)

Less income allocated to noncontrolling interests	(2,378)	(196)	-

Net income (loss) attributable to partners	$28,348	$(26,542)	$10,136

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands)

				Redeemable
	Partners'	Noncontrolling	Total	Noncontrolling
	Equity	Interests	Equity	Interests

BALANCE - January 1, 2010	$889,625	$-	$889,625	$469,203
Contributions	59,175	-	59,175	3,822
Distributions	(13,400)	-	(13,400)	(79,255)
Net income	10,136	-	10,136	60,266
Other	(2,370)	-	(2,370)	-

BALANCE - December 31, 2010	943,166	-	943,166	454,036
Contributions	-	490	490	3,979
Distributions	(25,200)	-	(25,200)	(53,831)
Net income (loss)	(26,542)	196	(26,346)	1,554
Sale of noncontrolling limited partner
interest in subsidiary	33,493	149,567	183,060	6,870
Other	486	-	486	(840)

BALANCE - December 31, 2011	925,403	150,253	1,075,656	411,768
Contributions	162,700	1,470	164,170	2,222
Distributions	(65,500)	(50,789)	(116,289)	(168,867)
Net income	28,348	2,378	30,726	132,337
Redemption of partners' interests	(148,384)	-	(148,384)	-
Other	2,428	-	2,428	959
BALANCE - December 31, 2012	$904,995	$103,312	$1,008,307	$378,419

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands)

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$163,063	$(24,792)	$70,402
Adjustments to reconcile net income (loss) to net cash from
operating activities:
Depreciation and amortization	155,005	183,342	187,630
Impairment loss	90,109	101,057	-
Gain on sale of investment property	(248,352)	(114,114)	(106,830)
Gain on extinguishment of debt	(18,318)	-	-
Loss on derivative instruments	535	296	-
Changes in assets and liabilities:
Tenant and other receivables	(6,348)	(15,274)	(4,572)
Deferred leasing costs	(84,224)	(220,371)	(92,814)
Prepaid expenses and other assets	(6,935)	(341)	1,226
Accounts payable and accrued expenses	(11,772)	74,257	10,048
Due to affiliates	(4,226)	6,688	585
Other liabilities	4,334	2,205	3,993
Net cash from operating activities	32,871	(7,047)	69,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in investment property	(25,327)	(25,268)	(14,258)
Proceeds from sale of investment property, net	567,117	325,363	133,904
Decrease (increase) in restricted cash	16,047	(32,969)	(7,587)
Decrease (increase) in other assets	32,343	(32,343)	-
Net cash from investing activities	590,180	234,783	112,059

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	162,700	-	59,175
Contributions from redeemable noncontrolling interests	2,222	3,979	3,822
Contributions from noncontrolling interests	1,470	490	-
Distributions to partners	(59,471)	(16,111)	(13,736)
Dividends and distributions to redeemable noncontrolling interests	(161,276)	(55,317)	(84,092)
Distributions to noncontrolling interests	(50,789)	-	-
Redemption of partners' interests	(148,384)	-	-
Payment of accrued redemption of partnership interest	-	(30,000)	-
Cash proceeds from sale of noncontrolling limited partner
interest in subsidiary	-	189,930	-
Proceeds from notes payable	392,000	116,200	150,500
Repayments of notes payable	(790,116)	(354,312)	(256,612)
Payments of retainage amounts	-	-	(392)
Increase in security deposit liabilities	3,639	1,154	490
Additions to deferred financing costs	(2,512)	(1,100)	(5,606)
Other	1,204	(354)	(2,370)
Net cash from financing activities	(649,313)	(145,441)	(148,821)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(26,262)	82,295	32,906

CASH AND CASH EQUIVALENTS - Beginning of year	213,648	131,353	98,447

CASH AND CASH EQUIVALENTS - End of year	$187,386	$213,648	$131,353

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  ORGANIZATION

Hines US Core Office Fund LP (the “Partnership”) was organized in August 2003 as a Delaware limited partnership by affiliates of Hines Interests Limited Partnership (“Hines”) for the purpose of investing in existing office properties (“Properties”) in the United States. The Partnership and its subsidiaries are collectively referred to herein as the “Fund”. The managing general partner is Hines US Core Office Capital LLC (“Capital”), an affiliate of Hines. The remaining investors are primarily U.S. and foreign institutional investors. As of December 31, 2012, the Partnership owned indirect interests in office properties as follows:

Property	Location	Acquisition Date	Square Feet	% Leased	Effective Ownership by the Partnership as of December 31, 2012 (1)
			(Unaudited)	(Unaudited)
One Atlantic Center	Atlanta, Georgia	July 2006	1,100,312	91%	82.8%
333 West Wacker	Chicago, Illinois	April 2006	857,558	77	66.1
One North Wacker	Chicago, Illinois	March 2008	1,373,754	91	42.2
425 Lexington Avenue	New York, New York	August 2003	700,034	100	40.6
499 Park Avenue	New York, New York	August 2003	296,005	91	40.6
Riverfront Plaza	Richmond, Virginia	November 2006	951,616	98	82.8
525 B Street	San Diego, California	August 2005	449,180	78	82.8
The KPMG Building	San Francisco, California	September 2004	379,328	93	82.8
101 Second Street	San Francisco, California	September 2004	388,370	94	82.8
720 Olive Way	Seattle, Washington	January 2006	300,710	86	66.1
1200 Nineteenth Street	Washington, D.C.	August 2003	337,578	86	40.6
Warner Center	Woodland Hills, California	October 2006	808,274	90	66.1
Douglas Corporate Center	Sacramento, California	May 2007	214,606	89	66.1
Wells Fargo Center	Sacramento, California	May 2007	502,365	82	66.1
Charlotte Plaza	Charlotte, North Carolina	June 2007	625,026	91	82.8
Carillon	Charlotte, North Carolina	July 2007	473,405	79	82.8
Renaissance Square	Phoenix, Arizona	December 2007	965,508	74	82.8
			10,723,629	88

(1)
This percentage shows the Partnership's effective ownership interest in the applicable operating companies (“Companies”) that own the Properties. The Partnership holds an indirect ownership interest in the Companies through its investments in Hines NY Core Office Trust (“NY Trust”) (40.6% at December 31, 2012) and Hines US Core Office Trust (“Core Office Trust”) (99.9% at December 31, 2012).

On January 2, 2013, pursuant to foreclosure, the Fund transferred ownership of Douglas Corporate Center to the lender associated with this property. See Note 15 - Subsequent Events - Foreclosure of Douglas Corporate Center.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Basis of Presentation - The consolidated financial statements include the accounts of the Partnership, as well as the accounts of entities over which the Partnership exercises financial and operating control. All intercompany balances and transactions have been eliminated in consolidation.

The Partnership evaluates the need to consolidate joint ventures in accordance with GAAP. Joint ventures are evaluated to determine whether or not the investment qualifies as a variable interest entity (“VIE”). If the investment qualifies as a VIE, an analysis is then performed to determine if the Partnership is the primary beneficiary of the VIE by analyzing if the Partnership has both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. The Partnership also considers the rights and decision making abilities of each holder of variable interests. The Partnership will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Partnership will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. As of December 31, 2012 and 2011, the Partnership has no interests in VIEs or unconsolidated interests in joint ventures.

Management has evaluated subsequent events through March 27, 2013, which is the date the consolidated financial statements were issued.

Investment Property - Real estate assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, generally 15 to 20 years for electrical and mechanical installations, and 40 years for buildings. Major replacements where the betterment extends the useful life of the assets are capitalized. Maintenance and repair items are expensed as incurred.

Real estate assets are reviewed each reporting period for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Fund believes are similar to those used by market participants. Impairment losses related to five properties located in the suburban area of Sacramento, California totaling $17.2 million and $101.1 million were recognized for the years ended December 31, 2012 and 2011, respectively. No impairment loss related to these properties was recorded for the year ended December 31, 2010. Impairment losses related to two properties located in Charlotte, North Carolina totaling $72.9 million were recognized for the year ended December 31, 2012. No impairment loss related to these properties was recorded for the years ended December 31, 2011 and 2010. The determination of whether a property investment is impaired requires a significant amount of judgment by management at the time of the evaluation. If market conditions deteriorate or if management's plans for certain properties change, additional impairments could be required in the future. (See Note 12 - Fair Value Disclosures - Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis - Impairment of Investment Property)

Cash and Cash Equivalents - The Fund defines cash and cash equivalents as cash on hand and investment instruments with original maturities of three months or less.

Restricted Cash - Restricted cash primarily consists of tenant security deposits and escrow deposits held by lenders for property taxes, tenant improvements and leasing commissions. Approximately $5.9 million of the restricted cash balance as of December 31, 2012 consists of funds used as short-term collateral on outstanding letters of credit (see Note 6 - Notes Payable - Revolving Credit Facilities). Substantially all restricted cash is invested in demand or short-term instruments.

Tenant and Other Receivables - Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the consolidated balance sheets, net of an allowance for doubtful accounts of $1.9 million and $2.9 million at December 31, 2012 and 2011, respectively.

Deferred Financing Costs - Deferred financing costs consist of direct costs incurred in obtaining the notes payable (see Note 6 - Notes Payable). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the term of the notes. For the years ended December 31, 2012, 2011, and 2010, $4.3 million, $4.1 million, and $3.6 million, respectively, was amortized into interest expense. Deferred financing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $9.4 million and $13.2 million at December 31, 2012 and 2011, respectively.

Deferred Leasing Costs - Direct leasing costs, primarily third-party leasing commissions and tenant incentives, are capitalized and amortized over the life of the related lease. Tenant incentive amortization was $31.4 million, $25.5 million, and $16.4 million for the years ended December 31, 2012, 2011, and 2010, respectively, and was recorded as a reduction of rental revenue. Amortization expense related to other direct leasing costs for the years ended December 31, 2012, 2011, and 2010, was $10.7 million, $9.5 million, and $7.6 million, respectively. Deferred leasing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $101.8 million and $71.6 million at December 31, 2012 and 2011, respectively.

Revenue Recognition - The Fund recognizes rental revenue on a straight-line basis over the life of the lease, including the effect of rent holidays, if any. Straight-line rent receivable in the amount of $92.1 million and $94.5 million as of December 31, 2012 and 2011, respectively, consists of the difference between the tenants' rents calculated on a straight-line basis from the date of acquisition or lease commencement date over the remaining term of the related leases and the tenants' actual rents due under the leases and is included in tenant and other receivables, net, in the consolidated balance sheets. Revenues relating to lease termination fees are recognized at the time a tenant's right to occupy the space is terminated and when the Fund has satisfied all obligations under the lease agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes - The Fund is subject to the State of Texas “margin tax.” which covers legal entities, including limited partnerships, doing business in Texas. Currently, the Fund holds an interest in an entity that owned two properties, One Shell Plaza and Two Shell Plaza (collectively, “Shell Plaza”), located in Texas.  On August 9, 2012, the Fund sold Shell Plaza. See Note 4 - Discontinued Operations. As of December 31, 2012 and 2011, the Fund had no significant temporary differences, tax credits or net operating loss carry-forwards.

No provision for income taxes, other than described above, is made in the accounts of the Fund since such taxes are liabilities of the partners and depend upon their respective tax situations. The Fund does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redeemable Noncontrolling Interests - Redeemable noncontrolling interests are comprised of future obligations of the Fund, which allow the holders of the noncontrolling interest to require the Fund to purchase their interest. The Fund classifies the redeemable noncontrolling interests as temporary equity that is measured at initial fair value and adjusted for the noncontrolling interests' share of net income or loss. If the redemption value becomes fixed, redeemable noncontrolling interests are then classified as liabilities and measured at redemption value. See Note 9 - Governing Agreements and Investor Rights.

Concentration of Credit Risk - At December 31, 2012 and 2011, the Fund had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.   Management regularly monitors the financial stability of these financial institutions and believes that the Fund is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Reclassification -The Fund sold Shell Plaza, two office buildings located in Houston, Texas on August 9, 2012 and Johnson Ranch Corporate Centre, Roseville Corporate Center, Summit at Douglas Ridge and Olympus Corporate Center (collectively, the “Roseville Disposition Group”) on December 14, 2012. The Fund reclassified the results of operations for these properties as discontinued operations in the consolidated statements of operations for all years presented. See Note 4 - Discontinued Operations for additional information.

Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and expanded disclosure about fair value between GAAP and International Financial Reporting Standards. The adoption of this guidance was effective prospectively annual periods beginning after December 15, 2011. The Fund did not have any changes to its existing classification and measurement of fair value upon adoption on January 1, 2012.

In December 2011, the FASB issued guidance to resolve the diversity in practice about whether the derecognition criteria for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. This guidance was effective beginning July 1, 2012 and did not have a material effect on the Fund's financial statements.

In February 2013, the FASB clarified and relocated guidance in the Accounting Standards Codification (the “Codification”), corrected unintended application of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance are effective upon issuance and amendments subject to transition guidance will be applied when required. This guidance is not expected to have a material impact on the Fund's financial statements.

3.   REAL ESTATE INVESTMENTS

Investment property consisted of the following as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Buildings and improvements	$2,473,457	$2,766,865
Less accumulated depreciation	(364,528)	(374,394)
Buildings and improvements, net	2,108,929	2,392,471
Land	538,369	581,066
Investment property, net	$2,647,298	$2,973,537

As of December 31, 2012, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$324,384	$48,832	$56,760
Less accumulated amortization	(220,941)	(34,321)	(37,160)
Net	$103,443	$14,511	$19,600

As of December 31, 2011, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$514,483	$154,955	$67,363
Less accumulated amortization	(324,828)	(104,369)	(41,187)
Net	$189,655	$50,586	$26,176

In-place leases are amortized to amortization expense over the remaining lease terms. Amortization expense was $37.8 million, $60.6 million, and $77.8 million for in-place leases for the years ended December 31, 2012, 2011, and 2010, respectively. Out-of-market leases are amortized as adjustments to rental revenue over the remaining lease terms. Amortization of out-of-market leases, net, was a decrease to rental revenue of $1.4 million, $6.4 million, and $5.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Anticipated amortization of in-place leases and out-of-market leases for the next five years is as follows (in thousands):

Years Ending December 31,	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

2013	$23,082	$2,855	$(4,704)
2014	18,813	2,609	(3,381)
2015	14,661	2,473	(2,194)
2016	11,819	2,293	(1,579)
2017	9,573	1,483	(948)

4. DISCONTINUED OPERATIONS

On May 20, 2010, the Fund sold 600 Lexington Avenue, an office property located in New York, New York, which it acquired in February 2004. The contract sales price was $193.0 million and the net book value was $79.1 million on the date of the sale. The Fund recognized a gain totaling $106.8 million on the sale of this asset.

On August 26, 2011, the Fund sold Three First National Plaza, an office property located in Chicago, Illinois, which it acquired in March 2005. The contract sales price was $344.0 million and the net book value was $220.5 million on the date of the sale. The Fund recognized a gain totaling $114.1 million on the sale of this asset.

On August 9, 2012, the Fund sold Shell Plaza, which it acquired in May 2004. The contract sales price was $550.0 million and the net book value was $274.4 million on the date of the sale. The Fund recognized a gain totaling $248.4 million on the sale of these assets.

On December 14, 2012, the Fund sold the Roseville Disposition Group, which it acquired in May 2007. The contract sales price was $73.0 million, exclusive of transaction costs of approximately $853,000. The net book value was $72.1 million on the date of the sale. There was no gain recognized on the sale of these assets.

The combined results of operations of 600 Lexington Avenue, Three First National Plaza, Shell Plaza and the Roseville Disposition Group for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Revenues:
Rental revenue	$35,361	$79,342	$101,109
Other revenue	2,482	6,145	6,073
Total revenue	37,843	85,487	107,182
Expenses:
Depreciation and amortization	11,426	27,331	28,709
Property operating expenses	11,853	25,467	31,016
Real property taxes	4,851	15,135	16,021
Property management fees	1,027	2,325	2,857
General and administrative	2,083	1,419	1,495
Impairment loss	13,633	73,669	-
Total expenses	44,873	145,346	80,098
(Loss) income from discontinued operations before interest
income, interest expense and income tax expense	(7,030)	(59,859)	27,084
Interest income	49	34	53
Interest expense	(13,374)	(19,727)	(22,839)
(Loss) income before income tax expense	(20,355)	(79,552)	4,298
Income tax expense	(175)	(397)	(390)
(Loss) income from discontinued operations	$(20,530)	$(79,949)	$3,908

5.  SALE OF 49% LIMITED PARTNER INTEREST IN ONE NORTH WACKER
On December 9, 2011, the Fund sold a 49% noncontrolling limited partner interest in the subsidiary that owns One North Wacker, an office building located in Chicago, Illinois, which it acquired in March 2008. This transaction was accounted for as an equity transaction as the Fund retained control of the subsidiary.

6.   NOTES PAYABLE
The Fund's notes payable at December 31, 2012 and 2011, consist of the following (in thousands):

Description	Interest Rate as of December 31, 2012	Maturity Date	2012	2011
MORTGAGE DEBT
Secured Nonrecourse Fixed Rate Mortgage Loans:
Bank of America/Connecticut General Life Insurance:
425 Lexington Avenue, 499 Park Avenue, 1200 Nineteenth Street
Note A1	4.7752%	9/1/2013	$160,000	$160,000
Note A2	4.7752	9/1/2013	104,600	104,600
Note B	4.9754	9/1/2013	51,805	51,805
Prudential Mortgage Capital Company Note A - One Shell Plaza/Two Shell Plaza	4.6400	6/1/2014	-	126,585
Prudential Mortgage Capital Company Note B - One Shell Plaza/Two Shell Plaza	5.2900	6/1/2014	-	61,221
Nippon Life Insurance Companies - The KPMG Building	5.1300	9/20/2014	80,000	80,000
Nippon Life Insurance Companies - 101 Second Street		5/8/2015	-	-
The Northwestern Mutual Life Insurance Company - 525 B Street	4.1300	9/1/2018	62,000	62,000
Prudential Insurance Company of America - 720 Olive Way	5.3200	2/1/2016	42,400	42,400
Prudential Insurance Company of America - 333 West Wacker	5.6600	5/1/2016	124,000	124,000
Prudential Insurance Company of America - One Atlantic Center	6.1000	8/1/2016	141,000	141,000
Bank of America, N.A. - Warner Center	5.6280	10/1/2016	174,000	174,000
Metropolitan Life Insurance Company - Riverfront Plaza	5.2000	6/1/2012	-	135,900
Bank of America, N.A. - Wells Fargo Center, Roseville Corporate Center, Summit at Douglas Ridge, Olympus Corporate Centre, Johnson Ranch Corporate Centre
Note A1	5.5585	5/1/2017	122,519	163,950
Note A2	5.5125	5/1/2014	-	18,650
Note A3	5.4545	5/1/2014	-	54,650
KeyBank National Association - Douglas Corporate Center	5.4270	6/1/2014	36,000	36,000
Metropolitan Life Insurance Company - Charlotte Plaza	6.0200	8/1/2012	-	97,500
Metropolitan Life Insurance Company - Carillon	6.0200	8/1/2012	-	78,000
Bank of America, N.A. - One Renaissance Square	5.1325	4/1/2012	-	103,600
Principal Commercial Funding LLC - Two Renaissance Square	5.1400	4/1/2012	-	85,200

Description	Interest Rate as of December 31, 2012		Maturity Date	2012	2011
Goldman Sachs - One North Wacker	5.1345		11/1/2012	-	159,503
TIAA - One North Wacker	5.5620		11/1/2012	-	39,875
Massachusetts Mutual Life Insurance Company - One North Wacker	4.2000		5/10/2022	275,000	-
				1,373,324	2,100,439
Secured Nonrecourse Variable Rate Mortgage Loans:
Westdeutsche Immobilienbank AG - 101 Second Street	3.4135 (LIBOR + 3.20%)	(1)	4/8/2015	75,000	75,000
JP Morgan Chase Bank, N.A. - One Renaissance Square and and Two Renaissance Square	2.7200 (> Prime or Fed Funds + 0.5%)		7/10/2014	90,000	-
Metropolitan Life Insurance Company - Charlotte Plaza	3.2200 (LIBOR + 3.0%)		9/1/2015	82,500	-
Metropolitan Life Insurance Company - Carillon	3.2200 (LIBOR + 3.0%)		9/1/2015	59,000	-
Metropolitan Life Insurance Company - Riverfront Plaza	2.7200 (LIBOR + 2.5%)		10/8/2015	75,000	-
REVOLVING CREDIT FACILITIES
KeyBank National Association - NY Core Office Trust	1.2100		1/9/2013	53,608	51,608
				$1,808,432	$2,227,047
Unamortized premium				-	43
Total				$1,808,432	$2,227,090

Footnote:

(1)	On August 9, 2011, the Fund entered into an interest rate swap agreement, which effectively fixed the interest rate at 4.16% (see Note 7 - Derivative Instruments).

The mortgage notes described above require monthly interest-only payments, except the mortgage loan at 101 Second Street, which requires monthly interest only payments for the first three years and payments of principal and interest on a 30-year amortization schedule thereafter; 525 B Street, which requires monthly interest only payments for the first two years and payments of principal and interest on a 28-year amortization schedule thereafter; Charlotte Plaza and Carillon, each requiring monthly interest only payments for the first year and payments of principal and interest on a 30-year amortization schedule thereafter. Prepayment of the mortgage notes principal balance is permitted with payment of a premium if required under the respective loan agreements. Each mortgage note is secured by a mortgage on the related property, the leases on the related property, and the security interest in personal property located on the related property.

On April 5, 2012 and July 9, 2012, the Fund executed agreements with the lenders at One Renaissance Square and Two Renaissance Square, respectively, to accept discounted payoffs of $89.3 million and $79.0 million, respectively, as full settlement of the debt, which resulted in gains on troubled debt restructuring of $12.6 million and $5.7 million, respectively. The payments were made from cash on hand, and the Fund was released from the obligations.

On July 10, 2012, the Fund entered into a loan and security agreement at One Renaissance Square and Two Renaissance Square with JP Morgan Chase Bank, N.A. totaling $90.0 million. The loan has a two-year term and bears interest at a variable rate (based on the greater of Prime or Federal Funds rate plus 0.5%). Payments of interest only are due monthly for the term of the loan. The loan and security agreement is secured by a mortgage on the related properties, the leases on the related properties and security interests in personal property located on the related properties.

On May 1, 2012, the Fund entered into a mortgage loan agreement at One North Wacker with Massachusetts Mutual Life Insurance Company totaling $275.0 million. The proceeds from the loan were used to pay off the original mortgage loans totaling $199.2 million, which were set to mature on November 1, 2012. The loan has a ten-year term and bears interest at a fixed rate of 4.2%. Payments of interest only are due monthly for the term of the loan. The mortgage note is secured by a mortgage on the related property, the leases on the related property and the security interest in personal property located on the related property.

On July 5, 2012, the Fund entered into a loan modification agreement with Bank of America, N.A. related to the Wells Fargo Center, Johnson Ranch Corporate Centre, Roseville Corporate Center, Summit at Douglas Ridge and Olympus Corporate Centre mortgage loans. Under the terms of the agreement, the Fund paid $27.0 million on Note A3 from cash on hand and the maturity date on the remaining principal of Note A3 was extended from May 1, 2012 to May 1, 2014. Additionally, the yield maintenance provisions specified in the original loan were waived, granting the Fund the ability to prepay Notes A1, A2 and A3 without penalty. No gain was recorded during 2012 as a result of the troubled debt restructuring. Costs incurred as a result of the modification totaled $1.1 million and are included in general and administrative expenses in both continuing and discontinued operations.

In order to release the Roseville Disposition Group as collateral for Notes A1, A2 and A3, the Fund was required under the terms of the modified Bank of America loan to make an additional principal payment of $87.7 million (the “Release Payment”). The Release Payment was funded with net proceeds from the sale of the Roseville Disposition Group and with cash on hand.

On August 31, 2012 the Fund entered into loan modification agreements at Charlotte Plaza and Carillon with Metropolitan Life Insurance Company. Under the terms of the loan modification agreements, principal pay downs in the amount of $15.0 million and $19.0 million, respectively, were made, reducing the balances to $82.5 million and $59.0 million, respectively. The loans have a three-year term and bear interest at a variable rate (based on LIBOR) plus 3.0%. Payments of interest only are due monthly for the first year and payments of principal and interest on a 30-year amortization thereafter. The agreements may be extended for two additional one-year periods with payment of a fee.

On October 8, 2012, the Fund entered into a loan modification agreement at Riverfront Plaza with Metropolitan Life Insurance Company. Under the terms of the loan modification agreement, a principal pay down in the amount of $60.9 million was made, reducing the balance to $75.0 million. The loan has a three-year term and bears interest at a variable rate (based on LIBOR) plus 2.5%. Payments of interest only are due monthly for the term of the loan. The agreement may be extended for two additional one-year periods subject to certain conditions.

Revolving Credit Facilities

KeyBank National Association - NY Core Office Trust - On December 19, 2007, the NY Trust entered into an unsecured revolving line of credit facility (“Credit Agreement I”) with KeyBank National Association, as an administrative agent for itself and certain other lenders. The Credit Agreement I provides for borrowing capacity of up to $100.0 million. Loans under this facility bear interest, at the borrower's option, at a variable rate (based on the Federal Funds Rate or KeyBank's prime rate) or a LIBOR-based rate plus a spread ranging from 100 to 137.5 basis points based on a prescribed leverage ratio calculated for the NY Trust.

On January 9, 2013, the NY Trust executed a first amendment to the credit facility (“Amended Credit Agreement I”) with KeyBank, as an administrative agent for itself and certain other lenders. Amended Credit Agreement I provides for borrowing capacity of up to $65.0 million. Loans under this facility bear interest, at the borrower's option, at a variable rate or a LIBOR-based rate plus a spread ranging from 200 to 225 basis points based on a prescribed leverage ratio calculated for the NY Trust. Payments of interest are due monthly, and all outstanding principal and unpaid interest are due on August 30, 2013, the maturity date of this facility. NY Trust may prepay the note at any time with three business days' notice.

KeyBank National Association - US Core Office Properties - On October 29, 2010, Core Office Properties executed an amended and restated revolving credit facility (“Amended Credit Agreement II”) with KeyBank, as administrative agent for itself and other lenders. Amended Credit Agreement II provided for a borrowing capacity (including outstanding letters of credit) of $225.0 million (which borrowing capacity was reduced each quarter by $12.5 million so that the borrowing capacity was reduced to $175.0 million at the start of year two of the facility). In the event that Core Office Properties experienced any “capital event,” which included new equity contributions to Core Office Properties as well as sales or re-financings of properties, then 25% of the proceeds from such capital event was used to repay borrowings under the facility and the borrowing capacity under the facility was permanently reduced by such pay-down amount irrespective of the aforementioned scheduled borrowing capacity reductions. Loans under this facility bore interest, at the borrower's option, at a variable rate (based on the Federal Funds Rate or KeyBank's prime rate) plus 400 basis points or LIBOR-based rate (1% LIBOR floor) plus 450 basis points. As of December 31, 2011, the borrowing capacity was $101.1 million and outstanding letters of credit totaled $8.4 million. The facility expired on October 29, 2012. As of December 31, 2012, outstanding letters of credit totaled $5.9 million and were collateralized by a cash deposit with KeyBank. This short-term cash deposit is a component of restricted cash in the consolidated balance sheets and was returned to the Partnership upon the extension of the facility as discussed below.

On February 27, 2013, the Partnership executed a second amended and restated credit agreement (“Amended Credit Agreement III”) with KeyBank, as an administrative agent for itself and certain other lenders. Amended Credit Agreement III provides for borrowing capacity of up to $50.0 million with an option to increase the capacity up to $100.0 million prior to February 27, 2016, subject to certain terms and conditions. Loans under this facility bear interest, at the borrower's option, at a variable rate plus a spread ranging from 125 to 175 basis points or a LIBOR-based rate plus a spread ranging from 225 to 275 basis points, each of which are based on a prescribed leverage ratio calculated for the Partnership. Payments of interest are due monthly, and all outstanding principal and unpaid interest are due on February 27, 2016, the maturity date of this facility and may be extended one additional year, subject to certain terms and conditions. The Partnership may prepay the note at any time with three business days' notice.

As of December 31, 2012, the scheduled principal payments on notes payable are as follows (in thousands):

Years Ending December 31,

2013	$371,564
2014	210,819
2015	287,905
2016	482,718
2017	123,893
Thereafter	331,533

$1,808,432

All of the notes described above contain both affirmative and negative covenants as well as certain note containing financial covenants. The Fund believes it is in compliance with all such covenants (except Douglas Corporate Center debt as discussed in Note 15 - Subsequent Events - Foreclosure of Douglas Corporate Center) at December 31, 2012.

7.   DERIVATIVE INSTRUMENTS
On August 9, 2011, the Fund entered into interest rate swaps with Westdeutsche Immobilienbank AG and Aareal Bank AG. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Fund's secured variable interest rate mortgage loan at 101 Second Street with Westdeutsche Immobilienbank AG. The Fund has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at estimated fair value in the accompanying balance sheets and changes in the fair value were recorded in loss on derivative instruments in the Fund's consolidated statements of operations for the years ended December 31, 2012 and 2011. There was no loss on derivative instruments recorded in the Fund's consolidated statement of operations for the year ended December 31, 2010. (see Note 12 - Fair Value Disclosures - Assets and Liabilities Measured at Fair Value on a Recurring Basis - Derivative Instruments).

The tables below provide additional information regarding the outstanding interest rate swaps:

		Notional Amount	Interest Rate	Interest Rate
Effective Date	Expiration Date	(in thousands)	Received	Paid

September 1, 2011	October 8, 2014	$37,500	LIBOR	0.96%
September 1, 2011	October 8, 2014	$37,500	LIBOR	0.96%

Derivatives are recorded as other liabilities in the consolidated balance sheets as of December 31, 2012 and 2011 (in thousands):

	2012	2011

Interest rate swap contracts	$831	$296

Loss on derivative instruments represents the loss on interest rate swaps due to changes in fair value and are recorded in loss on derivative instruments in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010

Loss on interest rate swaps	$535	$296	$-

8.   RENTAL REVENUES
The Fund has entered into noncancelable lease agreements, subject to various escalation clauses, with tenants for office and retail space. As of December 31, 2012, the approximate fixed future minimum rentals are as follows (in thousands):

Fixed Future
Minimum
Years Ending December 31	Rentals

2013	$268,244
2014	258,273
2015	240,101
2016	220,886
2017	202,951
Thereafter	769,787

Total	$1,960,242

Of the total rental revenue for year ended December 31, 2012, approximately:

•	11% was earned from a tenant in the legal services industry, whose lease expires on October 31, 2018.

Of the total rental revenue for the years ended December 31, 2011 and 2010, no tenant leased space representing 10% or more of total rental revenue.

The tenant leases generally provide for annual rentals that include the tenants' proportionate share of real estate taxes and certain building operating expenses. The Funds' tenant leases have remaining terms of up to 16 years and generally include tenant renewal options that can extend the lease terms.

9.  GOVERNING AGREEMENTS AND INVESTOR RIGHTS

Governance of the Partnership - The Partnership is governed by the Partnership Agreement, as last amended and restated on April 19, 2010. The Partnership shall continue until the Partnership is dissolved pursuant to the provisions of the Partnership Agreement.

Management - Capital, as managing general partner, manages the day-to-day affairs of the Partnership. The managing general partner has the power to direct the management, operation, and policies of the Partnership subject to oversight of a management board. A subsidiary of Hines Real Estate Investment Trust, Inc. holds a non-managing general partner interest in the Partnership. The Partnership is required to obtain approval from the non-managing general partner for certain significant actions specified in the Partnership Agreement. Hines provides advisory services to the Partnership pursuant to an advisory agreement.

Governance - The managing general partner is subject to the oversight of a six-member management board and certain approval rights of the Non-Managing General Partner, the Advisory Committee, and the Limited Partners. The approval of the management board is required for acquiring and disposing of investments, incurring indebtedness, undertaking offerings of equity interests in the Fund, approving annual budgets, and other major decisions as outlined in the Partnership Agreement.

Contributions - A new investor entering the Fund generally acquires units of limited partnership interest pursuant to a subscription agreement under which the investor agrees to contribute a specified amount of capital to the Partnership in exchange for units (“Capital Commitment”). A Capital Commitment may be funded and units may be issued in installments; however, the new investor is admitted to the Partnership as a limited partner upon payment for the first units issued to the investor. Additional cash contributions for any unfunded commitments are required upon request from the managing general partner.

Distributions - Cash distributions will be made to the partners of record as of the applicable record dates, not less frequently than quarterly, in proportion to their ownership interests.

Allocation of Profits/Losses - All profits and losses for any fiscal year shall be allocated pro rata among the partners in proportion to their ownership interests. All profit and loss allocations are subject to the special and curative allocations as provided in the Partnership Agreement.

Fees - Unaffiliated limited partners, as defined in the Partnership Agreement, of the Partnership pay acquisition and asset management fees to the managing general partner or its designees. These fees are deducted from distributions otherwise payable to a partner and are in addition to, rather than a reduction of, the Capital Commitment of the partner. During the Partnership's initial investment period, which ended on February 2, 2007, these fees were paid 100% in cash. Thereafter, they have been paid 50% in cash and 50% in the form of a profits interest intended to approximate the general partner or its designees having reinvested such 50% of the fees in Partnership units at current unit value.

Redemptions - Beginning in the calendar year ending after the first anniversary of acquiring an interest in the Partnership, a partner may request redemption of all or a portion of its interest in the Partnership.   Such redemption shall be made prior to the end of the calendar year following the year in which the redemption request is made at a price equal to the interest's value based on the net asset value of the Partnership at the time of redemption.  The Partnership will attempt to redeem up to 10%, in the aggregate, of the outstanding interests in the Partnership, Core Office Trust, and Core Office Properties during any calendar year, provided that the Partnership will not redeem any interests if the managing general partner determines that such redemption would result in any real estate investment trust (“REIT”) in which the Partnership has an interest ceasing to qualify as a domestically controlled REIT for U.S. income tax purposes.

In 2008, one limited partner requested the redemption of all of its interest in the Partnership.  As of December 31, 2012, this limited partner had 29,142 units, representing 2.2% ownership of the Partnership. The exact amount of this redemption is not yet determinable because the units will be redeemed at the unit interest's value based on the net asset value of the Partnership at the time of the redemption.  On May 30, 2012, this limited partner elected to defer the payment of the redemption request until December 31, 2013.

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

In November 2012, one limited partner requested the redemption of all of its interest in the Partnership. As of December 31, 2012, the limited partner had 48,641 units, representing 3.7% ownership in the Partnership. The exact amount of this redemption is not yet determinable because the units will be redeemed at the unit interest's value based on the net asset value of the Partnership at the time of the redemption.

Debt - The Partnership, through its subsidiaries, may incur debt with respect to any of its investments or future investments in real estate properties, subject to the following limitations at the time the debt is incurred: (1) 65% debt-to-value limitation for each property and (2) 50% aggregate debt-to-value limitation for all Fund assets, excluding in both cases assets held by NY Trust. However, the Partnership may exceed the limitations in (1) and (2) above if the managing general partner determines it is advisable to do so as long as the managing general partner makes a reasonable determination that the excess indebtedness will be repaid within one year of its incurrence. NY Trust has a 55% debt-to-value limitation at the time any such indebtedness is incurred. In addition, the Partnership, through its subsidiaries, may obtain a credit facility secured by unfunded capital commitments from its partners. Such credit facility will not be counted for purposes of the leverage limitations above, as long as no assets of the Fund are pledged to secure such indebtedness.

Rights of General Motors Investment Management Corporation - The Second Amended and Restated Investor Rights Agreement among Hines, the Partnership, Core Office Properties, NY Trust, Hines 720 Olive Way Partners LP (“720 Olive Way Partners”), Hines 333 West Wacker Partners LP (“333 West Wacker Partners”), Hines Warner Center Partners LP (“Warner Center Partners”), Hines CF Sacramento Partners LP (“CF Sacramento Partners”), General Motors Investment Management Corporation (“GMIMC”) and a number of institutional investors advised by GMIMC (each an “Institutional Co-Investor” and collectively, the “Institutional Co-Investors”), dated October 12, 2005, provides GMIMC with certain co-investment rights with respect to the Fund's investments. As of December 31, 2012, the Institutional Co-Investors co-invest with the Fund in eight of the Fund's Properties, owning effective interests in the Properties as follows:

Institutional
Co-Investors'
Property	Effective Interest
425 Lexington Ave, 499 Park Ave, 1200 Nineteenth St	54.2%
720 Olive Way	20.0
333 West Wacker	20.0
Warner Center	20.0
Wells Fargo Center, Douglas Corporate Center	20.0

Co-Investment Rights - GMIMC, on behalf of one or more funds it advises, has the right to co-invest with the Fund in connection with each investment made by the Fund in an amount equal to at least 20% of the total equity capital to be invested in such investment.

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

Buy/Sell Rights - GMIMC, on behalf of the Institutional Co-Investors having an interest in NY Trust, 720 Olive Way Partners, 333 West Wacker Partners, Warner Center Partners, CF Sacramento Partners and any other entity through which a co-investment is made (each, a “Co-Investment Entity”), on the one hand, and the Fund, on the other hand, have the right to initiate at any time the purchase and sale of any property in which any Institutional Co-Investor has an interest (the “Buy/Sell”). A Buy/Sell is triggered by either party delivering a written notice to the other party that identifies the property and states the value the tendering party assigns to such property (the “Stated Value”). The recipient may elect by written notice to be the buyer or seller with respect to such property or, in the absence of a written response, will be deemed to have elected to be a seller. If the property that is the subject of the Buy/Sell is owned by a Co-Investment Entity that owns more than one property, then such Co-Investment Entity will sell the property to the party determined to be the buyer pursuant to the Buy/Sell notice procedure for the Stated Value, and the proceeds of the sale will be distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. If the property in question is the only property owned by a Co-Investment Entity, then the party determined to be the buyer pursuant to the Buy/Sell notice procedure will acquire the interest of the selling party in the Co-Investment Entity for an amount equal to the amount that would be distributed to the selling party if the property were sold for the Stated Value and the proceeds distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. For this purpose, Warner Center is considered to be a single property.

Redemption Rights - For each asset in which the Institutional Co-Investors acquire interests pursuant to GMIMC's co-investment rights, the Fund must establish a three-year period (except NY Trust) ending no later than the 12th anniversary of the date such asset is acquired, unless GMIMC elects to extend it, during which the entity through which the Institutional Co-Investors make their investments will redeem or acquire such Institutional Co-Investors' interest in such entity at a price based on the net asset value of such entity at the time of redemption date, unless GMIMC elects to extend this period. The scheduled redemption periods of the existing Co-Investment entities are as follows:

Co-Investment Entity	Redemption Period
NY Trust	August 19, 2013 - August 19, 2014
720 Olive Way Partners	January 30, 2015 - January 30, 2018
333 West Wacker Partners	April 3, 2015 - April 3, 2018
Warner Center Partners	October 2, 2015 - October 2, 2018
CF Sacramento Partners	May 1, 2016 - May 1, 2019

Rights of IK Funds - As of December 31, 2012, IK US Portfolio Invest GmbH & Co. KG (“IK Fund I”), IK US Portfolio Invest Zwei GmbH & Co. KG (“IK Fund II”) and IK US Portfolio Invest Drei GmbH & Co. KG (“IK Fund III”), each a limited partnership established under the laws of Germany (collectively the “IK Funds”), owned 105,772, 95,363 and 66,253 units, respectively, of limited partnership interest in Core Office Properties, representing a total of 16.4% ownership in Core Office Properties.  The IK Funds have the right to require Core Office Properties to redeem, at a price based on the net asset value of Core Office Properties as of the date of redemption, all or any portion of its interest, subject to a maximum redemption amount of $150.0 million for IK Fund II and IK Fund III, as of the following dates:

IK Fund	Redemption Date
IK Fund I	December 31, 2014
IK Fund II	December 31, 2016
IK Fund III	December 31, 2017

Any remaining interest not redeemed due to the maximum limitation will be redeemed in the subsequent year or years according to the Partnership Agreement's redemption policy as described above. The Partnership is obligated to provide Core Office Properties with sufficient funds to fulfill this priority redemption right, to the extent sufficient funds are otherwise not available to Core Office Properties. An IK Fund is not entitled to participate in the redemption rights available to Core Office Properties investors prior to such IK Funds' redemption date.

10. RELATED-PARTY TRANSACTIONS

The Companies have entered into management agreements with Hines, a related party, to manage the operations of the Properties. As compensation for its services, Hines received the following:

•
A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the specific Property. The Fund incurred management fees of $10.3 million, $11.5 million, and $12.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

•
Salary and wage reimbursements of its on-site property personnel incurred by the Fund for the years ended December 31, 2012, 2011, and 2010 which were $19.6 million, $20.8 million, and $20.7 million, respectively, and are included in property operating expenses and loss from discontinued operations in the consolidated statements of operations.

•
Reimbursement for various direct services performed off site are limited to the amount that is recovered from tenants under their leases and usually will not exceed, in any calendar year, a per-rentable-square-foot limitation. In certain instances, the per-rentable-square-foot limitation may be exceeded with the excess offset against property management fees received. For each of the years ended December 31, 2012, 2011, and 2010, reimbursable services to Hines from the Fund were $3.3 million, $3.9 million and $4.1 million, respectively, and are included in property operating expenses and loss from discontinued operations in the consolidated statements of operations.

•
Leasing commissions equal to 1.5% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion, or similar event. Leasing commissions of $1.5 million, $15.2 million, and $5.9 million were incurred by the Fund during the years ended December 31, 2012, 2011, and 2010, respectively, and are included in deferred leasing costs, net, in the consolidated balance sheets.

The Fund has related party payables owed to Hines and its affiliated entities at December 31, 2012 and 2011 of $10.4 million and $17.6 million, respectively, for these services.

Certain subsidiaries of the Fund have entered into lease agreements with Hines Core Fund Services, LLC (“Services”), an affiliate of Hines, for the operation of their respective parking garages. Under the terms of the lease agreements, the Fund received rental fees of $6.4 million, $7.5 million and $6.8 million during the years ended December 31, 2012, 2011, and 2010, respectively, which are included in other income and loss from discontinued operations in the consolidated statements of operations. Receivables due to the Fund from Services were approximately $614,000 at December 31, 2011 and are included in tenant and other receivables, net, in the consolidated balance sheet. There were no receivables due to the Fund from Services at December 31, 2012.

11. LEASE OBLIGATIONS

One Atlantic Center is subject to a ground lease that initially expires in 2033. The ground lease contains renewal options at 10-year term increments, up to a total term of 99 years.

As of December 31, 2012, required payments under the terms of the One Atlantic Center ground lease are as follows (in thousands):

Fixed Future Minimum
Years Ending December 31,	Rent Payments
2013	$1,490
2014	1,550
2015	1,612
2016	1,676
2017	1,743
Thereafter	138,236

Total	$146,307

Shell Plaza was subject to certain ground leases that were transferred to the buyer upon the sale of the properties on August 9, 2012.

Ground lease expense for the years ended December 31, 2012, 2011 and 2010, was $3.6 million, $3.8 million and $3.8 million, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

12. FAIR VALUE DISCLOSURES

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Fund has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as actual sales contract prices and interest rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. The Fund's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments - As indicated in Note 7 - Derivative Instruments, the Fund has interest rate swaps. The fair value of these interest rate swaps is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of the interest rate swaps have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Fund has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads related to evaluate the likelihood of default by the Fund or its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Fund has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. As of December 31, 2012 and 2011, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Fund has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The Fund's derivative financial instruments are recorded in other liabilities in the consolidated balance sheet. The following table sets forth the Fund's interest rate swaps which are measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2012 and 2011 (in thousands):

Quoted Prices
in Active
		Markets for	Significant
		Identical	Other
	Fair Value of	Assets	Observable	Significant
	Assets	and Liabilities	Inputs	Unobservable
	and (Liabilities)	(Level 1)	(Level 2)	Inputs (Level 3)

December 31, 2012	$(831)	$-	$(831)	$-
December 31, 2011	$(296)	$-	$(296)	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Investment Property - In connection with management's ongoing evaluation of its asset portfolio, management considers various scenarios regarding a number of factors, including market rents, economic conditions, capitalization rates and estimated hold periods.

Assets measured at fair value on a nonrecurring basis at December 31, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Fair Value	Quoted Prices in Active Markets for Idednntical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss For the Year Ended December 31, 2012 (1)

Douglas Corporate Center	$26,000	$-	$-	$26,000	$(3,575)
Carillon	90,600	-	-	90,600	(30,945)
Charlotte Plaza	109,000	-	-	109,000	(41,956)

Total	$225,600	$-	$-	$225,600	$(76,476)

(1)	Total impairment loss excludes impairments on disposed assets.

Assets measured at fair value on a nonrecurring basis at December 31, 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other		Impairment Loss
		Assets	Observable	Significant	For the Year Ended
		and Liabilities	Inputs	Unobservable	December 31,
	Fair Value	(Level 1)	(Level 2)	Inputs (Level 3)	2011

Douglas Corporate Center	$29,600	$-	$-	$29,600	$(27,388)
Johnson Ranch Corporate Centre	20,300	-	-	20,300	(23,277)	(1)
Olympus Corporate Centre	21,800	-	-	21,800	(9,214)	(1)
Roseville Corporate Center	14,700	-	-	14,700	(17,183)	(1)
Summit at Douglas Ridge	29,400	-	-	29,400	(23,995)	(1)

Total	$115,800	$-	$-	$115,800	$(101,057)

(1)	Impairment losses for the Roseville Disposition Group are included in the consolidated statement of operations as a component of loss from discontinued operations.

The quantitative information about the significant unobservable inputs (Level 3) for assets measured at fair value during 2012 are as follows (in thousands):

	Fair Value		Significant
	at December 31,	Valuation	Observable
	2012	Technique	Input	Range

Douglas Corporate Center	$26,000	Discounted Cash Flow	Discount rate	14%
			Capitalization rate	8%
			Market rent growth rate	3% - 7%
			Expense Growth rate	2% - 3%

Carillon/Charlotte Plaza	$199,600	Discounted Cash Flow	Discount rate	7.75% - 8.25%
			Capitalization rate	7.25% - 7.5%
			Market rent growth rate	1% - 3%
			Expense Growth rate	2% - 3%

Other Financial Instruments - As of December 31, 2012, management estimated that the fair value of notes payable, which had a carrying value of $1,808.4 million, was $1,829.3 million. As of December 31, 2011, management estimated that the fair value of notes payable, which had a carrying value of $2,227.1 million, was $2,186.7 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt's collateral (if applicable). Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed.

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable. The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

13. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash disclosures were as follows (in thousands):

	2012	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$104,907	$126,779	$136,752
Cash paid for income taxes	$450	$414	$413
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Accrued additions to investment property	$1,958	$5,777	$1,291
Distributions declared and unpaid	$17,000	$10,971	$1,882
Dividends and distributions declared and unpaid to redeemable
noncontrolling interests	$10,664	$3,073	$4,559
Accrued redemption of partnership interest	$-	$-	$30,000
Security deposits applied against outstanding tenant accounts receivable	$-	$22	$800
Mortgage assumed by buyer upon disposition of property	$-	$-	$49,850
Security deposits assumed by buyer upon disposition of property	$879	$285	$1,201

14.  COMMITMENTS AND CONTINGENCIES

The Fund is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Fund's consolidated financial statements.

15.  SUBSEQUENT EVENTS

Foreclosure of Douglas Corporate Center - On January 2, 2013, pursuant to a foreclosure, the Fund transferred ownership of Douglas Corporate Center to the lender associated with this property in full settlement of the mortgage debt. The loan had an outstanding principal balance of $36.0 million and a scheduled maturity date of June 2014. The net book value of Douglas Corporate Center, excluding the principal balance, totaled $23.4 million as of December 31, 2012.

The results of operations for Douglas Corporate Center for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010

Revenues:
Rental revenue	$3,713	$4,418	$4,591
Other revenue	32	24	14
Total revenue	3,745	4,442	4,605
Expenses:
Depreciation and amortization	811	1,572	2,430
Property operating expenses	1,358	1,410	1,389
Real property taxes	395	426	132
Property management fees	100	107	108
General and administrative	73	42	33
Impairment loss	3,575	27,388	-
Total expenses	6,312	30,945	4,092

Loss from continuing operations before interest income
and interest expense	(2,567)	(26,503)	513

Interest income	-	-	8

Interest expense	(3,228)	(2,003)	(2,003)

Loss from continuing operations	$(5,795)	$(28,506)	$(1,482)

Changes in Management - Effective March 15, 2013, Charles N. Hazen retired from his role as President and Chief Executive Officer of the Fund/Partnership. On the same date, Sherri W. Schugart resigned from her role as Chief Operating Officer of the Fund/Partnership, which position will be left unfilled, and was appointed as the Fund's/Partnership's President and Chief Executive Officer.  Mr. Hazen will remain an employee of Hines for one year following his retirement to participate in and advise on various matters within Hines.

Hines Real Estate Investment Trust, Inc.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2012	$7,029	$3,357	$(4,295)	$6,091
Allowance for Doubtful Accounts as of December 31, 2011	$4,005	3,814	(790)	$7,029
Allowance for Doubtful Accounts as of December 31, 2010	$1,222	3,191	(408)	$4,005

(a)	Write-offs of accounts receivable previously reserved.

Hines Real Estate Investment Trust, Inc.

Schedule III ─ Real Estate Assets and Accumulated Depreciation
December 31, 2012

			Initial Cost					Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at 12/31/2012							Life on Which Depreciation is Computed (b)
Description (a)	Location	Encumbrances	Land		Buildings and Improve-ments		Total		Land	Buildings and Improve-ments	Total	Accumulated Depreciation	Date of Construction		Date Acquired
		(In thousands)
1900 and 2000 Alameda	San Mateo, California	$33,065	$18,522		$22,495		$41,017	$4,268	$18,523	$26,762	$45,285	$(5,146)	1971, 1983		June-05	10 to 40 years
Citymark	Dallas, Texas	15,303	6,796		3,442		10,238	2,602	6,796	6,044	12,840	(880)	1987		August-05	10 to 40 years
1515 S Street	Sacramento, California	39,737	13,099		54,017		67,116	2,560	13,099	56,577	69,676	(9,883)	1987		November-05	10 to 40 years
Airport Corporate Center	Miami, Florida	79,000	44,292		100,535		144,827	4,041	44,292	104,576	148,868	(18,261)	1982-1996	(c)	January-06	10 to 40 years
321 North Clark	Chicago, Illinois	136,632	27,896		159,763		187,659	1,543	27,896	161,306	189,202	(27,092)	1987		April-06	10 to 40 years
3400 Data Drive	Rancho Cordova, California	18,079	4,514		21,083		25,597	737	4,514	21,820	26,334	(3,387)	1990		November-06	10 to 40 years
2100 Powell	Emeryville, California	79,921	31,258		93,316		124,574	281	31,258	93,597	124,855	(14,294)	2001		December-06	10 to 40 years
Daytona Buildings	Redmond, Washington	53,458	19,197		63,613		82,810	420	19,197	64,033	83,230	(9,628)	2002		December-06	10 to 40 years
Laguna Buildings	Redmond, Washington	65,542	28,619		76,180		104,799	456	28,619	76,636	105,255	(11,495)	1987		January-07	10 to 40 years
Seattle Design Center	Seattle, Washington	31,000	8,670	(d)	15,844	(d)	24,514	773	8,669	16,618	25,287	(522)	1973, 1983	(e)	June-07	10 to 40 years
5th and Bell	Seattle, Washington	39,000	3,533		58,628		62,161	100	3,533	58,728	62,261	(8,107)	2002		June-07	10 to 40 years
3 Huntington Quadrangle	Melville, New York	48,000	10,383	(d)	33,017	(d)	43,400	1,967	10,402	34,965	45,367	(701)	1971		July-07	10 to 40 years
One Wilshire	Los Angeles, California	159,500	32,618		236,797		269,415	7,323	32,618	244,120	276,738	(32,600)	1966		August-07	10 to 40 years
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	—	21,970	(d)	37,600	(d)	59,570	5,944	21,969	43,545	65,514	(5,535)	1986-1999	(f)	September-07	10 to 40 years
JPMorgan Chase Tower	Dallas, Texas	160,000	9,285		253,293		262,578	2,639	9,285	255,932	265,217	(32,782)	1987		November-07	10 to 40 years
2555 Grand	Kansas City, Missouri	86,000	1,194		123,816		125,010	295	1,194	124,111	125,305	(15,034)	2003		February-08	10 to 40 years
Raytheon/DirecTV Buildings	El Segundo, California	49,785	37,366		65,422		102,788	43	37,366	65,465	102,831	(7,859)	1976		March-08	10 to 40 years
Williams Tower	Houston, Texas	165,000	37,502	(g)	185,184		222,686	6,717	37,502	191,901	229,403	(21,886)	1982		May-08	10 to 40 years
4050/4055 Corporate Drive	Dallas, Texas	—	6,030		34,022		40,052	798	6,030	34,820	40,850	(3,977)	1996, 1997		May-08	10 to 40 years
345 Inverness Drive	Denver, Colorado	14,070	1,985		17,798		19,783	257	1,985	18,055	20,040	(1,840)	2002		December-08	10 to 40 years
Arapahoe Business Park	Denver, Colorado	18,472	3,463		29,350		32,813	171	3,463	29,521	32,984	(2,999)	1997-2001		December-08	10 to 40 years
Total		$1,291,564	$368,192		$1,685,215		$2,053,407	$43,935	$368,210	$1,729,132	$2,097,342	$(233,908)

(a)	Assets consist of institutional-quality office properties and industrial/distribution facilities.

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

(c)	Airport Corporate Center consists of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land development site.

(d)	The decrease is a result of an impairment charge recorded in 2012.

(e)	Seattle Design Center consists of a two-story office building constructed in 1973 and a five-story office building with an underground garage constructed in 1983.

(f)	The Minneapolis Office/Flex Portfolio consists of nine buildings constructed between 1986 and 1999.

(g)	The decrease is a result of the sale of a 2.8 acre park and waterwall adjacent to Williams Tower in December 2008 and an impairment charge recorded on a land parcel in October 2009.

The changes in total real estate assets for the years ended December 31 (in thousands):

	2012	2011	2010
Gross real estate assets
Balance, beginning of period	$2,152,780	$2,389,475	$2,522,029
Additions during the period:
Effect of foreign currency exchange rates	—	5,529	8,778
Other	11,785	9,529	5,247
Deductions during the period:
Cost of real estate sold	—	(251,261)	(145,768)
Fully-depreciated assets	(431)	(492)	—
Impairment losses	(66,792)	—	(811)
Balance, end of period	$2,097,342	$2,152,780	$2,389,475

Accumulated Depreciation
Balance, beginning of period	$(202,654)	$(176,263)	$(128,749)
Depreciation	(44,994)	(47,644)	(50,110)
Impairment losses	13,309	—	—
Retirements or sales of assets	431	21,253	2,596
Balance, end of period	$(233,908)	$(202,654)	$(176,263)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES REAL ESTATE INVESTMENT TRUST, INC.
(registrant)

March 28, 2013	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2013.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 28, 2013
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 28, 2013
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 28, 2013
Ryan T. Sims	(Principal Financial Officer and Secretary)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 28, 2013
J. Shea Morgenroth	(Principal Accounting Officer and Treasurer)

/s/ Charles M. Baughn
Charles M. Baughn	Director	March 28, 2013

/s/ Thomas A. Hassard
Thomas A. Hassard	Director	March 28, 2013

/s/ C. Hastings Johnson
C. Hastings Johnson	Director	March 28, 2013

/s/ Lee A. Lahourcade
Lee A. Lahourcade	Director	March 28, 2013

/s/ Stanley D. Levy
Stanley D. Levy	Director	March 28, 2013

/s/ Paul B. Murphy Jr.
Paul B. Murphy Jr.	Director	March 28, 2013

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.1
Advisory Agreement among Hines REIT Properties, L.P., Hines Advisors Limited Partnership and Hines Real Estate Investment Trust, Inc., dated July 1, 2010 as renewed for additional one-year terms effective through December 31, 2013 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 8, 2010 and incorporated by reference herein).

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

99.1*	Consent of Independent Valuer, Jones Lang LaSalle.
101**
The following materials from Hines REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 28, 2013, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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