Form 10-Q
period 2013-03-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2013-05-13
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes ☐   No ☒
As of May 7, 2013, 233.9 million shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

SIGNATURES
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31, 2012
	(in thousands, except per share amounts)
ASSETS:
Investment property, net	$1,647,374	$1,863,434
Investments in unconsolidated entities	300,888	329,418
Cash and cash equivalents	311,796	72,230
Restricted cash	120,051	120,886
Distributions receivable	5,589	6,165
Tenant and other receivables	57,409	61,373
Intangible lease assets, net	105,667	127,589
Deferred leasing costs, net	144,204	178,116
Deferred financing costs, net	8,041	4,877
Other assets	4,140	3,121
TOTAL ASSETS	$2,705,159	$2,767,209

LIABILITIES:
Accounts payable and accrued expenses	$72,137	$104,665
Due to affiliates	13,590	7,158
Intangible lease liabilities, net	28,102	38,551
Other liabilities	12,844	16,262
Interest rate swap contracts	94,925	101,211
Participation interest liability	85,644	92,404
Distributions payable	226,205	29,573
Notes payable	1,166,095	1,323,564
Total liabilities	1,699,542	1,713,388

Commitments and contingencies (Note 12)	—	—

EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2013 and December 31, 2012	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 232,870 and 231,680 common shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	234	232
Additional paid-in capital	1,226,106	1,433,567
Accumulated deficit	(220,336)	(378,017)
Accumulated other comprehensive income (loss)	(387)	(1,961)
Total stockholders’ equity	1,005,617	1,053,821
Noncontrolling interests	—	—
Total equity	1,005,617	1,053,821
TOTAL LIABILITIES AND EQUITY	$2,705,159	$2,767,209

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2013 and 2012
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$51,420	$53,386
Other revenue	5,051	4,793
Total revenues	56,471	58,179
Expenses:
Property operating expenses	17,131	16,342
Real property taxes	7,539	7,064
Property management fees	1,323	1,235
Depreciation and amortization	16,240	17,868
Asset management fees	8,457	7,743
General and administrative	1,668	1,483
Total expenses	52,358	51,735
Income (loss) from continuing operations before other income (expenses), benefit (provision) for income taxes, gain on sale of unconsolidated entities and equity in earnings (losses) of unconsolidated entities, net	4,113	6,444
Other income (expenses):
Gain (loss) on derivative instruments, net	6,286	3,768
Interest expense	(16,720)	(17,138)
Interest income	185	172
Income (loss) from continuing operations before benefit (provision) for income taxes, gain on sale of unconsolidated entities and equity in earnings (losses) of unconsolidated entities, net	(6,136)	(6,754)
Benefit (provision) for income taxes	(67)	(69)
Gain (loss) on sale of unconsolidated entities	15,965	—
Equity in earnings (losses) of unconsolidated entities, net	2,595	(1,147)
Income (loss) from continuing operations	12,357	(7,970)
Income (loss) from discontinued operations, net of taxes	145,462	2,548
Net income (loss)	157,819	(5,422)
Less: Net income attributable to noncontrolling interests	(138)	(139)
Net income (loss) attributable to common stockholders	$157,681	$(5,561)
Basic and diluted income (loss) per common share	$0.68	$(0.02)
Distributions declared per common share	$0.12	$0.13
Weighted average number of common shares outstanding	232,870	228,409

Net comprehensive income (loss):
Net income (loss)	$157,819	$(5,422)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,574	1,127
Net comprehensive income (loss)	159,393	(4,295)
Net comprehensive income (loss) attributable to noncontrolling interests	(138)	(139)
Net comprehensive income (loss) attributable to common stockholders	$159,255	$(4,434)

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2013 and 2012
(UNAUDITED)
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2013	231,680	$232	$1,433,567	$(378,017)	$(1,961)	$1,053,821	$—
Issuance of common shares	1,530	2	11,630	—	—	11,632	—
Redemption of common shares	(340)	—	(2,967)	—	—	(2,967)	—
Distributions declared	—	—	(216,096)	—	—	(216,096)	(138)
Other offering costs, net	—	—	(28)	—	—	(28)	—
Net income (loss)	—	—	—	157,681	—	157,681	138
Foreign currency translation adjustment	—	—	—	—	628	628	—
Reclassification of foreign currency translation adjustment to earnings	—	—	—	—	946	946	—
BALANCE, March 31, 2013	232,870	$234	$1,226,106	$(220,336)	$(387)	$1,005,617	$—

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2012	227,180	$228	$1,515,111	$(301,710)	$81	$1,213,710	$—
Issuance of common shares	1,557	2	12,115	—	—	12,117	—
Redemption of common shares	(328)	—	(3,388)	—	—	(3,388)	—
Distributions declared	—	—	(28,701)	—	—	(28,701)	(139)
Other offering costs, net	—	—	(30)	—	—	(30)	—
Net income (loss)	—	—	—	(5,561)	—	(5,561)	139
Foreign currency translation adjustment	—	—	—	—	1,127	1,127	—
BALANCE, March 31, 2012	228,409	$230	$1,495,107	$(307,271)	$1,208	$1,189,274	$—

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$157,819	$(5,422)
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	22,012	22,871
(Gain) loss on sale of discontinued operations	(143,952)	(1,876)
(Gain) loss on sale of unconsolidated entities	(15,965)	—
Equity in (earnings) losses of unconsolidated entities	(2,595)	1,147
Distributions received from unconsolidated entities	—	592
(Gain) loss on derivative instruments, net	(6,286)	(3,768)
Net change in operating accounts	(32,251)	(13,553)
Net cash from operating activities	(21,218)	(9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	6,165	5,604
Investments in property	(2,884)	(1,014)
Proceeds from sale of discontinued operations and unconsolidated entities	436,551	1,976
Change in restricted cash	835	180
Net cash from investing activities	440,667	6,746
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in other liabilities	16	221
Redemption of common shares	(2,588)	(2,548)
Payments of offering costs	(28)	(38)
Distributions paid to stockholders and noncontrolling interests	(17,942)	(16,884)
Proceeds from notes payable	360,000	—
Payments on notes payable	(517,639)	(580)
Additions to deferred financing costs	(1,660)	—
Net cash from financing activities	(179,841)	(19,829)
Effect of exchange rate changes on cash	(42)	34
Net change in cash and cash equivalents	239,566	(13,058)
Cash and cash equivalents, beginning of period	72,230	130,445
Cash and cash equivalents, end of period	$311,796	$117,387

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2012 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of March 31, 2013 and the results of operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with its consolidated subsidiaries, the “Company”), was formed on August 5, 2003 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in and owning interests in real estate. Beginning with its taxable year ended December 31, 2004, the Company operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through its majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. Subject to certain restrictions and limitations, the business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the advisory agreement between the Company and the Advisor.

Public Offering

Hines REIT commenced its initial public offering in June 2004 and has raised $2.6 billion through three public offerings since inception.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s new $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as  the “DRP Offering.” From inception of the DRP Offering through March 31, 2013, Hines REIT received gross offering proceeds of $138.0 million from the sale of 16.5 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan. On April 1, 2013, Hines REIT received gross offering proceeds of $11.2 million from the sale of 1.5 million shares through the DRP Offering.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of March 31, 2013 and December 31, 2012, Hines REIT owned a 94.6%  and 94.7% general partner interest, respectively, in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.4% and a 0.5% limited partnership interest in the Operating Partnership as of March 31, 2013 and December 31, 2012, respectively. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”), owned a 5.0% and 4.8% limited partnership interest in the Operating Partnership as of March 31, 2013 and December 31, 2012, respectively, which is a profits interest (the “Participation Interest”).

Investment Property

As of March 31, 2013, the Company owned direct and indirect investments in 48 properties. These properties consisted of 35 U.S. office properties, one industrial property in Dallas, Texas and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company makes investments directly through entities that are wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 27.1% non-managing general partner interest as of both March 31, 2013 and December 31, 2012. The Company also owned a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors as of both March 31, 2013 and December 31, 2012. In January 2013, the Company sold its 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, that was held through a joint venture with a Hines affiliate.  See Note 5 — Investments in Unconsolidated Entities for additional information regarding the Company’s investments in unconsolidated entities.

2.  Summary of Significant Accounting Policies

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a complete listing of all of its significant accounting policies.

Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Presentation

The condensed consolidated financial statements of the Company included in this quarterly report include the accounts of Hines REIT, the Operating Partnership and the Operating Partnership’s wholly-owned subsidiaries as well as the related amounts of noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in the Core Fund and the Grocery-Anchored Portfolio for the three months ended March 31, 2013 and 2012. Further, no impairment was recorded related to the Company’s investment in Distribution Park Rio for the three months ended March 31, 2012. The Company sold its investment in Distribution Park Rio in January 2013.  See Note 5 — Investments in Unconsolidated Entities for additional information regarding the sale. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s remaining investments, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil, although the Company no longer owned any investments outside the United States as of March 31, 2013. The Company disposed of its investment in Distribution Park Rio in January 2013. Upon disposal of this investment, the Company realized a loss of $0.9 million related to the currency translation adjustment which was included in the gain (loss) on sale of unconsolidated entities in its condensed consolidated statement of operations. Accumulated other comprehensive income (loss) as of  March 31, 2013 is related to the remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than the carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.  See Note 13 — Fair Value Disclosures for additional information regarding our policy for determining fair values of our investment property. No impairment charges were recorded for the three months ended March 31, 2013 and 2012 on our directly-owned and indirectly-owned properties.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $4.7 million and $6.1 million at March 31, 2013 and December 31, 2012, respectively.

Deferred Leasing Costs

Tenant inducement amortization was $4.5 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $1.7 million and $1.5 million as amortization expense related to other direct leasing costs for the three months ended March 31, 2013 and 2012, respectively.

Other Assets

Other assets included the following (in thousands):

	March 31, 2013	December 31, 2012
Prepaid insurance	$282	$972
Prepaid/deferred taxes	3,000	1,269
Other	858	880
Total	$4,140	$3,121

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of March 31, 2013 and December 31, 2012, the Company recorded liabilities of $6.7 million and $11.1 million, respectively, related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $50.7 million and $56.2 million as of March 31, 2013 and December 31, 2012, respectively.

Redemption of Common Stock

In March 2013, the Company’s board of directors amended and restated the Company’s share redemption program to reinstate the program effective for share redemption requests received on or after April 1, 2013 at $5.75 per share, subject to the conditions and limitations described in the amended and restated share redemption program. Prior to its reinstatement, the share redemption program had been suspended by the board of directors since November 30, 2009, except with respect to redemption requests made in connection with the death or disability (as defined in the Internal Revenue Code of 1986, as amended) of a stockholder. The Company has recorded liabilities of $3.0 million and $2.6 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively, related to shares tendered for redemption in connection with death and disability and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosures about offsetting assets and liabilities. This guidance results in enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The adoption of this guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In October 2012, FASB clarified and relocated guidance in the Accounting Standards Codification (the “Codification”), corrected unintended application of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance are effective upon issuance and amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. This guidance did not have a material impact on the Company’s financial statements.

In February 2013, FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2013, FASB issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

In March 2013, FASB issued guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments.  The guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years beginning after December 15, 2013.  The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Buildings and improvements	$1,538,402	$1,729,132
Less: accumulated depreciation	(221,736)	(233,908)
Buildings and improvements, net	1,316,666	1,495,224
Land	330,708	368,210
Investment property, net	$1,647,374	$1,863,434

Lease Intangibles

As of March 31, 2013, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$216,770	$43,231	$75,089
Less: accumulated amortization	(131,437)	(22,897)	(46,987)
Net	$85,333	$20,334	$28,102

As of December 31, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$270,631	$47,669	$96,495
Less: accumulated amortization	(164,632)	(26,079)	(57,944)
Net	$105,999	$21,590	$38,551

Amortization expense of in-place leases was $5.3 million and $7.7 million for the three months ended March 31, 2013 and 2012, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $0.9 million and $1.6 million, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from April 1, 2013 through December 31, 2013 and for each of the years ended December 31, 2014 through 2017 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1, 2013 through December 31, 2013	$11,343	$(2,470)
2014	13,710	(2,570)
2015	12,812	(2,048)
2016	10,651	(1,270)
2017	8,744	(356)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2013, the approximate fixed future minimum rentals for the period from April 1, 2013 through December 31, 2013 and for each of the years ended December 31, 2014 through 2017 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2013 through December 31, 2013	$126,085
2014	160,906
2015	154,955
2016	139,625
2017	117,874
Thereafter	463,867
Total	$1,163,312

During the three months ended March 31, 2013 and 2012, the Company did not earn more than 10% of its revenue from any individual tenant.

4.  Discontinued Operations

In March 2013, the Company sold Williams Tower, an office building with an adjacent parking garage located in the Galleria/West Loop submarket of Houston, Texas, which it acquired in March 2008 for a net contract purchase price of $271.5 million.  The net contract sales price was $412.0 million. In June 2011, the Company sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada, which the

Company acquired in February 2007 for a net contract purchase price of 250.0 million CAD ($215.5 million USD, based on the exchange rate in effect on the transaction date). The sales price for Atrium on Bay was 344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale).

The operating results of these properties have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$8,007	$10,153
Other revenue	391	494
Total revenues	8,398	10,647
Expenses:
Property operating expenses	2,385	3,159
Real property taxes	1,123	1,538
Property management fees	201	242
Depreciation and amortization	1,595	2,634
Total expenses	5,304	7,573
Income (loss) from discontinued operations before interest income (expense), taxes and gain (loss) on sale of discontinued operations	3,094	3,074
Interest expense	(1,538)	(2,307)
Interest income	5	16
Benefit (provision) for income taxes	(51)	(111)
Income (loss) from discontinued operations before gain (loss) on sale	1,510	672
Gain (loss) on sale of discontinued operations	143,952	1,876	(1)
Income (loss) from discontinued operations	$145,462	$2,548

(1)
The additional gain (loss) on sale of discontinued operations recorded in 2012 is primarily related to the settlement of reserves that were established during the closing of the sale of Atrium on Bay in June 2011.

The tables below show income (loss) and income (loss) per share attributable to common stockholders allocated between continuing operations and discontinued operations:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Income (loss) from continuing operations attributable to common stockholders	$20,039	$(7,990)
Income (loss) from discontinued operations attributable to common stockholders	137,642	2,429
Net income (loss) attributable to common stockholders	$157,681	$(5,561)

Basic and diluted income (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$0.09	$(0.03)
Income (loss) from discontinued operations	$0.59	$0.01

5.   Investments in Unconsolidated Entities

The Company owns indirect investments in 28 properties through its interests in the Core Fund and the Grocery-Anchored Portfolio. During January 2013, the Company sold its 50% interest in Distribution Park Rio through the buy/sell provision in the joint venture agreement to an entity partially owned by an affiliate of Hines. Net proceeds to the Company from this transaction were $43.2 million.

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning balance	$329,418	$348,986
Distributions declared	(5,589)	(6,609)
Equity in earnings (losses)	2,595	(1,147)
Effect of exchange rate	—	835
Effect of sale of unconsolidated entity	(25,536)	—
Ending balance	$300,888	$342,065

Combined condensed financial information of these investments is summarized as follows (in thousands):

Combined Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Cash	$161,790	$190,406
Investment property, net	2,772,904	2,860,619
Other assets	622,724	634,910
Total assets	$3,557,418	$3,685,935

LIABILITIES AND EQUITY
Debt	$1,898,157	$1,934,336
Other liabilities	233,616	268,631
Redeemable noncontrolling interests	381,005	378,419
Equity	1,044,640	1,104,549
Total liabilities and equity	$3,557,418	$3,685,935

In 2012, the Core Fund sold six properties and reclassified the results of operations for these properties into discontinued operations for the three months ended March 31, 2013, which is reflected in the table below.

Combined Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Total revenues and gains	$96,490	$98,713
Total expenses	92,936	98,368
Income (loss) from continuing operations	3,554	345
Income (loss) from discontinued operations	12,559	(3,628)
Net income (loss)	16,113	(3,283)
Less (income) loss allocated to noncontrolling interests	(5,696)	(933)
Net income (loss) attributable to parent	$10,417	$(4,216)

The following discusses items of significance for the periods presented for our equity method investments:

Due to deterioration in the financial condition at Douglas Corporate Center, the Core Fund elected to not make debt service payments on the secured, nonrecourse mortgage loan at the property.  This resulted in a default and a foreclosure on the property by the lender in January 2013.  As a result of the foreclosure, the Core Fund relinquished all rights and title to the property and was relieved of the entire value of the mortgage loan and recognized a gain of $12.6 million. The results of operations for this property were reclassified into discontinued operations for the periods presented in the table above as a result of this transaction.

Grocery-Anchored Portfolio

At March 31, 2013 and December 31, 2012, the Company’s investment in the Grocery-Anchored Portfolio was determined to be a variable interest entity (“VIE”) due to certain payment guarantees that result in the protection of the Company’s equity from expected losses. Further, the JV partner has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and, as a result, the Company has determined it is not the primary beneficiary of this VIE. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. In April 2013, the Company contributed $10.2 million to the joint venture in order for the joint venture to retire a loan at one of its properties without a prepayment penalty. Other than the initial capital contribution provided by the Company at the inception of the joint venture and the contribution made in April 2013, the Company has not provided any additional subordinated financial support.

The table below includes the Company’s maximum loss exposure related to this investment as of March 31, 2013 and December 31, 2012, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

Period	Investment in Grocery-Anchored Portfolio(1)	Maximum Risk of Loss
March 31, 2013	$52,803	$52,803
December 31, 2012	$53,793	$53,793

(1)
Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in earnings (losses).

6.  Debt Financing

As of March 31, 2013 and December 31, 2012, the Company had $1,168.2 million and $1,325.8 million of debt outstanding, respectively, with a weighted average years to maturity of 3.7 years and 2.5 years, respectively, and a weighted average interest rate of 4.7% and 5.6%, respectively. The following table includes all of the Company’s outstanding notes payable balances as of March 31, 2013 and December 31, 2012 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate Description	Interest Rate	Principal Outstanding at March 31, 2013	Principal Outstanding at December 31, 2012
SECURED MORTGAGE DEBT
One Wilshire (1)	1/31/2017	Variable	2.95%	$200,000	$159,500
2555 Grand (2)	5/1/2013	Fixed	5.38%	86,000	86,000
Williams Tower (3)	6/1/2013	Fixed	5.50%	—	165,000
Arapahoe Business Park I	6/11/2015	Fixed	5.33%	9,381	9,418
Arapahoe Business Park II	11/11/2015	Fixed	5.53%	9,867	9,910
1515 S. Street	9/1/2016	Fixed	4.25%	39,574	39,737
Raytheon/DIRECTV Buildings	12/5/2016	Fixed	5.68%	50,092	50,334
345 Inverness Drive	12/11/2016	Fixed	5.85%	14,863	14,920
Airport Corporate Center	9/1/2021	Fixed	5.14%	79,000	79,000
HSH POOLED MORTGAGE FACILITY
Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2016	Fixed via swap	5.86%	185,000	185,000
3400 Data Drive, 2100 Powell	1/23/2017	Fixed via swap	5.25%	98,000	98,000
Daytona and Laguna Buildings	5/2/2017	Fixed via swap	5.36%	119,000	119,000
3 Huntington Quadrangle	7/19/2017	Fixed via swap	5.98%	48,000	48,000
Seattle Design Center/5th and Bell	8/14/2017	Fixed via swap	6.03%	70,000	70,000
MET LIFE SECURED MORTGAGE FACILITY
JPMorgan Chase Tower (4)	2/1/2016	Variable	2.71%	159,403	160,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility (5)	2/3/2013	Variable	N/A	—	32,000
TOTAL PRINCIPAL OUTSTANDING				1,168,180	1,325,819
Unamortized Discount (6)				(2,085)	(2,255)
NOTES PAYABLE				$1,166,095	$1,323,564

(1)	In January 2013, a subsidiary of the Operating Partnership executed a new loan agreement with the Bank of China for a $200.0 million secured mortgage loan and repaid the original loan.

(2)
In April 2013, the Company paid down its mortgage secured by 2555 Grand using a bridge loan with JPMorgan Chase. The bridge loan is a six-month term loan with a maximum commitment of $86.0 million. Interest on the Company’s borrowings under the bridge loan with JPMorgan Chase is payable based on the Adjusted LIBOR Rate plus a margin of 2.25%. At the date of borrowing, the interest rate was 2.46%.

(3)	In connection with the sale of Williams Tower, the Company retired the outstanding principal balance of the secured mortgage loan in March 2013.

(4)	In January 2013, the Company entered into an amended and restated promissory note for the $160.0 million outstanding principal balance related to JPMorgan Chase Tower.

(5)	In January 2013, the Company paid down its outstanding balance on its revolving line of credit prior to its maturity and did not renew it upon its expiration.

(6)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from April 1, 2013 through December 31, 2013, for each of the years ended December 31, 2014 through December 31, 2017 and for the period thereafter (in thousands):

	Principal Payments due by Period
	April 1, 2013 through December 31, 2013	2014	2015	2016	2017	Thereafter
Notes Payable	$88,213	$3,757	$22,291	$443,836	$536,343	$73,740

The Company is not aware of any instances of noncompliance with financial covenants as of March 31, 2013.

7.  Derivative Instruments

The Company has entered into several interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets and changes in the fair value were recorded in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations (see Note 13 ─ Fair Value Disclosures for additional information).

The tables below provide additional information regarding each of the Company’s outstanding interest rate swaps (all amounts are in thousands except for interest rates):

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
August 1, 2006	August 1, 2016	$185,000	LIBOR	5.4575%
January 12, 2007	January 12, 2017	$98,000	LIBOR	4.8505%
May 1, 2007	May 1, 2017	$119,000	LIBOR	4.9550%
July 17, 2007	July 17, 2017	$48,000	LIBOR	5.5800%
July 27, 2007	July 24, 2017	$70,000	LIBOR	5.5800%

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	March 31, 2013	December 31, 2012
Interest rate swap contracts	$94,925	$101,211
Total derivatives	$94,925	$101,211

	Three Months Ended March 31,
	2013	2012
Gain (loss) on interest rate swap, net (1)	$6,286	$3,768
Total	$6,286	$3,768

(1)	Amounts represent the gain (loss) on interest rate swaps. Changes in fair value are recorded in gain (loss) on derivative instruments, net in the condensed consolidated statements of operations.

8.  Distributions

With the authorization of its board of directors, the Company continued to declare distributions in the amount of $0.00138082 per share, per day through March 31, 2013, which represented an annual distribution rate of 6.5%, based on the Company’s estimated per share net asset value (“NAV”) of $7.78, determined on May 24, 2011 or 6.6%, based on the Company’s estimated per share NAV of $7.61, determined on November 29, 2012 (assuming the distribution rates were maintained for a twelve-month period). As a result of the estimated per share NAV determined on November 29, 2012, participants in the Company’s dividend reinvestment plan acquired shares at $7.61 per share beginning with distributions declared for the fourth quarter of 2012.

With respect to the $0.00138082 per share, per day distributions declared for the periods presented below, $0.00041425 of the per share, per day distributions were designated by the Company as special distributions which represent a return of a portion of the stockholders’ invested capital and, as such, reduce their remaining investment in the Company. The special distributions were funded with a portion of the proceeds from sales of investment property.

On March 25, 2013, the Company declared a distribution of approximately $197.1 million, resulting in a distribution to stockholders of $0.80 per share that was paid on April 30, 2013 to all stockholders of record as of April 2, 2013, which is reflected in the table below. This distribution was designated by the Company as a special distribution, which was a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in the Company. The special distribution represents a portion of the proceeds from the sale of Williams Tower and other strategic asset sales. The special distribution was not subject to reinvestment pursuant to the Company’s dividend reinvestment plan and was paid in cash.

As disclosed above, approximately 30% of distributions that were declared for the quarters ended December 31, 2012 and March 31, 2013 were designated by the Company as special distributions, which represent a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in the Company. For each of the quarters ended December 31, 2012 and March 31, 2013, the portion of the distribution that was designated as a special distribution was equal to $0.03 per share. The combination of the special distribution of $0.80 per share described above with the $0.03 per share special distributions for each of the quarters ended December 31, 2012 and March 31, 2013 results in total special distributions of $0.86 per share since the Company’s last announcement of its estimated per share NAV of its common stock. These special distributions reduced the estimated per share NAV of $7.61, resulting in a new estimated per share NAV of $6.75, effective April 2, 2013.

Further, with the authorization of its board of directors, the Company declared distributions for the months of April and May 2013. These distributions will be calculated based on stockholders of record each day during the months of April and May 2013 in an amount equal to $0.00073973 per share, per day and will be paid in July 2013 in cash or reinvested in stock for those participating in the Company's dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above. This rate per share, per day represents a 4.0% annual distribution rate based on the Company's new estimated per share NAV of $6.75, assuming such distribution rate is maintained for a twelve-month period.

As the new estimated per share NAV was effective on April 2, 2013, participants in the Company's dividend reinvestment plan will acquire shares at a fixed price of $6.75 per share rather than at the former price of $7.61, beginning with the distributions to be paid for the second quarter of 2013, which will be aggregated and paid in July 2013. Therefore, the shares issued under the Company's dividend reinvestment plan in connection with distributions previously declared for January, February and March of 2013, which were aggregated and paid in April 2013, were issued at the former price of $7.61 per share.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2013 and 2012, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2013
March 31, 2013	$214,893	$11,175	$226,068	(1)	$138
Total	$214,893	$11,175	$226,068		$138

2012
December 31, 2012	$17,801	$11,631	$29,432		$140
September 30, 2012	17,513	11,780	29,293		141
June 30, 2012	17,054	11,783	28,837		139
March 31, 2012	16,813	11,888	28,701		139
Total	$69,181	$47,082	$116,263	(1)	$559

(1)
As stated above, a portion of the total distributions declared were designated by the Company as special distributions and funded using proceeds from sales of investment property, which represents a return of a portion of the stockholders’ invested capital. For the three months ended March 31, 2013, $205.8 million of the Company’s distributions declared were designated as special distributions, $197.1 million of which related to the one-time $0.80 per share special distribution described above. For the year ended December 31, 2012, $34.9 million of the total distributions declared to the Company’s stockholders were paid using such sales proceeds.

9.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Securities, Inc. for the three months ended March 31, 2013 and 2012 and outstanding as of March 31, 2013 and December 31, 2012 (all amounts are in thousands).

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31,	December 31,
Type and Recipient	2013	2012	2013	2012
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$4,685	$5,210	$85,644	$92,404

Due to Affiliates
Issuer Costs - the Advisor	28	30	4	3
Asset Management Fee – the Advisor	3,772	2,533	6,370	2,597
Debt Financing Fee – the Advisor	3,600	—	3,600	—
Other - the Advisor	805	754	396	674
Property Management Fee – Hines	1,524	1,477	96	13
Leasing Fee – Hines	1,443	297	2,736	2,992
Tenant Construction Management Fees – Hines	17	—	1	2
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	4,188	4,186	387	877
Due to Affiliates			$13,590	$7,158

(1)
The Company records a liability related to the Participation Interest based on its estimated settlement value in the accompanying condensed consolidated balance sheets. This liability is remeasured at fair value based on the related redemption price in place as of each balance sheet plus any unpaid distributions. As described previously in Note 8 — Distributions, the Company declared an $0.80 special distribution to all stockholders of the Company in March 2013. Additionally, approximately 30% of distributions that were declared for the quarters ended December 31, 2012 and March 31, 2013 were designated by the Company as special distributions, which represented a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in the Company. As a result, these special distributions represented a reduction in the participation interest liability to reflect a return of capital as of March 31, 2013.

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Change in other assets	$(1,056)	$(1,012)
Change in tenant and other receivables	(3,096)	(329)
Change in deferred leasing costs	(13,119)	(9,892)
Change in accounts payable and accrued expenses	(20,215)	(5,190)
Change in participation interest liability	3,212	3,996
Change in other liabilities	(2,404)	175
Change in due to affiliates	4,427	(1,301)
Changes in assets and liabilities	$(32,251)	$(13,553)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$15,991	$19,258
Cash paid for income taxes	$—	$—
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$226,205	$28,840
Distributions reinvested	$11,631	$12,117

12.  Commitments and Contingencies

On May 23, 2012, DirecTV signed a lease renewal for its space in the Raytheon/DirecTV office properties located in El Segundo, California.  In connection with this renewal, the Company committed to fund $14.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods.  As of March 31, 2013, $12.8 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

The credit agreement for the HSH Nordbank pooled mortgage facility requires that the properties financed by this facility maintain a combined occupancy at or above 85%. As of March 31, 2013, certain properties caused the Company to fail to meet this occupancy requirement. As a result, the facility’s limited payment guaranty to which the Company is a party has been triggered, requiring the Company to commit to fund a property leasing guaranty in an amount that would be required to increase the occupancy of all individual borrowings base assets to 90%. As of March 31, 2013, the Company believes the amount of this potential guaranty obligation is $15.8 million. This guaranty will be discharged once the portfolio of properties financed by this facility achieves a combined occupancy greater than or equal to 85% or once all outstanding payments of interest and principal are paid in full. No liability was recorded in relation to this guaranty, as the Company believes the probability of the Company being required to perform under this guaranty is remote.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2013 and December 31, 2012 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying condensed consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013	$94,925	$—	$94,925	$—
December 31, 2012	$101,211	$—	$101,211	$—

Financial Instruments Fair Value Disclosures

Other Financial Instruments

As of March 31, 2013, management estimated that the fair value of notes payable, which had a carrying value of $1.2 billion, was $1.2 billion. As of December 31, 2012, management estimated that the fair value of notes payable, which had a carrying value of $1.3 billion, was $1.3 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, however the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

 Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The fair value methodologies used to measure long-lived assets are described in Note 2 — Summary of Significant Accounting Policies — Impairment of Investment Property. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy. There were no events during the three months ended March 31, 2013 and 2012 which indicated that fair value adjustments of our long-lived assets were necessary.

14.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has three reportable segments: (1) office properties, (2) a domestic industrial property and (3) domestic retail properties. The office properties segment consists of 19 office properties that the Company owns directly as well as 16 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial property segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of the 12 grocery-anchored shopping centers in the Grocery-Anchored Portfolio. In March 2012, the Company considered its investment in Distribution Park Rio as a separate international industrial property segment, however, in January 2013, the Company sold its indirect investment in Distribution Park Rio.

The Company’s indirect investments are accounted for using the equity method of accounting. As such, the activities of these investments are reflected in investments in unconsolidated entities in the condensed consolidated balance sheets and equity in earnings (losses) of unconsolidated entities, net in the condensed consolidated statements of operations. As discussed above, in January 2013, the Company sold its indirect investment in Distribution Park Rio, which is reflected in the tables below.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income or loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended March 31,
	2013	2012
Total revenue
Office properties	$55,695	$57,422
Domestic industrial property	776	757
Total revenue	$56,471	$58,179

Net property revenues in excess of expenses(1)
Office properties	$29,954	$33,090
Domestic industrial property	524	448
Total segment net property revenues in excess of expenses	$30,478	$33,538

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of domestic office properties	$2,552	$(1,853)
Equity in earnings (losses) of domestic retail properties	(5)	(5)
Equity in earnings (losses) of international industrial property	48	711
Total equity in earnings (losses) of unconsolidated entities	$2,595	$(1,147)

(1)	Revenues less property operating expenses, real property taxes and property management fees.

Total assets	March 31, 2013	December 31, 2012
Office properties	$1,955,590	$2,243,240
Domestic industrial property	38,676	39,214
Investment in unconsolidated entities
Office properties	248,085	250,138
Domestic retail properties	52,803	53,793
International industrial property	—	25,487
Corporate-level accounts(1)	410,005	155,337
Total assets	$2,705,159	$2,767,209

(1)
This amount primarily consists of cash and cash equivalents at the corporate level, which includes proceeds from the sale of our directly and indirectly-owned investments as well as the cash collateral deposit related to the letter of credit with the Bank of Montreal.

	Three Months Ended March 31,
	2013	2012
Reconciliation to net income (loss)
Total segment net property revenues in excess of expenses	$30,478	$33,538
Depreciation and amortization	(16,240)	(17,868)
Asset management fees	(8,457)	(7,743)
General and administrative	(1,668)	(1,483)
Gain (loss) on derivative instruments, net	6,286	3,768
Interest expense	(16,720)	(17,138)
Interest income	185	172
Benefit (provision) for income taxes	(67)	(69)
Gain (loss) on sale of unconsolidated entities, net	15,965	—
Equity in earnings (losses) of unconsolidated entities, net	2,595	(1,147)
Income from discontinued operations, net of tax	145,462	2,548
Net income (loss)	$157,819	$(5,422)

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements concerning future financial performance and distributions, future debt and financing levels, payments to Hines Advisors Limited Partnership (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included in this Quarterly Report on Form 10-Q are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, the availability of future financing and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could prove to be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, pay distributions to our stockholders and maintain the value of the real estate properties in which we hold an interest, may be significantly hindered.

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of March 31, 2013, we had direct and indirect interests in 48 properties. These properties consist of 35 office properties located throughout the United States, one industrial property in Dallas, Texas and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”). In total, we acquired interests in 63 properties since our inception and have sold our interests in 15 of those properties as of March 31, 2013.

The following table provides summary information regarding the properties in which we owned interests as of March 31, 2013. All assets which are 100% owned by us are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund and the Grocery-Anchored Portfolio.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership(1)
Directly-owned Properties
321 North Clark	Chicago, Illinois	04/2006	889,744	80%	100%
Citymark	Dallas, Texas	08/2005	218,926	76%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	85%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,253,343	80%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	69%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	92%	100%
Raytheon/DIRECTV Buildings	El Segundo, California	03/2008	550,579	100%	100%
2100 Powell	Emeryville, California	12/2006	345,892	64%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
One Wilshire	Los Angeles, California	08/2007	661,553	94%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,912	86%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,018,428	77%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	770,139	76%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	89%	100%
1515 S Street	Sacramento, California	11/2005	349,740	100%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	254,145	94%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	67%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	49%	100%
Total for Directly-Owned Properties			9,893,670	84%

Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	85%	22%
The Carillon Building	Charlotte, North Carolina	07/2007	472,833	79%	22%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	92%	22%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	91%	11%
333 West Wacker	Chicago, Illinois	04/2006	857,632	77%	18%
425 Lexington Avenue	New York, New York	08/2003	700,034	100%	11%
499 Park Avenue	New York, New York	08/2003	296,005	91%	11%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	74%	22%
Riverfront Plaza	Richmond, Virginia	11/2006	951,616	98%	22%
Wells Fargo Center	Sacramento, California	05/2007	502,365	85%	18%
525 B Street	San Diego, California	08/2005	449,180	75%	22%
The KPMG Building	San Francisco, California	09/2004	379,328	93%	22%
101 Second Street	San Francisco, California	09/2004	388,370	94%	22%
720 Olive Way	Seattle, Washington	01/2006	300,710	85%	18%
1200 19th Street	Washington, D.C.	08/2003	337,578	86%	11%
Warner Center	Woodland Hills, California	10/2006	808,274	91%	18%
Total for Core Fund Properties			10,508,525	87%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Effective Ownership(1)
Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	102,864	100%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	95%		70%
Champions Village	Houston, Texas	11/2008	384,400	94%		70%
King’s Crossing	Kingwood, Texas	11/2008	126,397	100%		70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	95%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,796	87%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	88,108	97%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	100%		70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,543	99%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	98%		70%
Total for Grocery-Anchored Portfolio			1,508,660	96%
Total for All Properties			21,910,855	86%	(2)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On March 31, 2013, Hines REIT owned a 94.6% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 5.4% interest in the Operating Partnership. In addition, the Company owned an approximate 27.1% non-managing general partner interest in the Core Fund as of March 31, 2013. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.6% to 82.8%.

(2)
This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties.  The percentage leased based on the Company’s effective ownership interest in each property is 85%.

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

As with most commercial real estate, our portfolio of assets has not been immune to the effects of a recession.  However, due to the quality and diversification of our portfolio, we continue to believe that our portfolio is relatively well-positioned to recover from the negative impact as a result of the recent economic down cycle. In fact, we sold our 50% interest in Distribution Park Rio in January 2013, our indirectly-owned industrial property in Rio de Janeiro, Brazil, which we acquired in June 2007 for an initial investment of $28.9 million, to an entity partially owned by an affiliate of Hines. The net proceeds received for our 50% interest in Distribution Park Rio were $43.2 million. In addition, in March 2013, we sold Williams Tower, which we acquired in May 2008 for a net contract purchase price of $271.5 million. We received net proceeds of $228.4 million in relation to this sale. Due to these strategic asset sales as well as the sales of assets in 2010 and 2011, we declared a special distribution of $197.1 million, resulting in a distribution to stockholders of $0.80 per share, which was paid on April 30, 2013 to all stockholders of record as of April 2, 2013. This distribution was designated by us as a special distribution, which is a return of a portion of the stockholders' invested capital and, as such, reduced their remaining investment in us. Additionally, on March 25, 2013, our board of directors amended and restated our share redemption program and reinstated the program effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program.

In spite of the challenges presented by the uncertain economy and markets, our portfolio was 85% and 88% leased as of March 31, 2013 and December 31, 2012, respectively. Our management closely monitors the portfolio’s lease expirations, which for the period from April 1, 2013 through December 31, 2013, and for each of the years ended December 31, 2014 through December 31, 2017, are expected to approximate 6.2%, 4.6%, 8.0%, 6.6% and 9.4%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to be leased to a diverse tenant base over a variety of industries, our portfolio is approximately 19% leased to approximately 100 companies in the legal industry, approximately 13% leased to over 135 companies in the financial and insurance industries, approximately 12% leased to approximately 40 companies in the manufacturing industry and approximately 11% leased to approximately 70 companies in the information technology industry.

As we have disclosed previously, we were required to revalue our common shares 18 months after the close of our primary offering and every 18 months thereafter. In November 2012, our board of directors established a new estimated per share net asset value (“NAV”) of $7.61, which was a slight decrease from our previous estimated per share NAV of $7.78. The primary driver of the decrease in our estimated per share NAV was a $0.15 per share reduction resulting from capital returned to the Company’s stockholders for the period from July 1, 2011 through October 1, 2012. While we experienced a 4.4% net increase in values across our real estate investments, the valuation of our debt portfolio decreased due to the increased availability of low-interest rate financing.

Further, for each of the quarters ended December 31, 2012 and March 31, 2013, the portion of the distributions declared to our stockholders that was designated as a special distribution was equal to $0.03 per share. The combination of the special distribution of $0.80 per share described above with the $0.03 per share special distributions for each of the quarters ended December 31, 2012 and March 31, 2013 results in total special distributions of $0.86 per share since our last announcement of an estimated per share NAV of $7.61 in November 2012. These special distributions reduce the estimated per share NAV to $6.75, effective April 2, 2013.

The new estimated per share NAV of $6.75 has been calculated as of a moment in time, and has only been updated to reflect the reduction that results from the declaration of the $0.86 per share of special distributions. Accordingly, the reduction in the estimated per share NAV is a function of the payment of the special distributions as a partial return of stockholders' investment in us and is not indicative of any new valuation of our real estate portfolio. Although the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, additional sales of assets, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our dividend level relative to earnings, we do not undertake to update the estimated per share NAV on a regular basis. As a result, stockholders should not rely on the estimated per share NAV as being an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

We pay distributions to our stockholders on a quarterly basis. With the authorization of our board of directors, we have declared distributions in the amount of $0.00138082 per share, per day from July 2010 through March 2013, which represents an annual distribution rate of 6.6%, based on our estimated per share NAV of $7.61, determined on November 29, 2012 (assuming the distribution rate was maintained for a twelve-month period).

Distributions declared for July 2011 through March 2013 were paid from two sources. Approximately 70% have been paid from funds generated by our operations and approximately 30% have been special distributions from the proceeds on sales of certain properties. These special distributions represent a return of our stockholders’ invested capital.

With the authorization of our board of directors, we have declared distributions for the months of April and May 2013. These distributions will be calculated based on stockholders of record each day during the months of April and May 2013 in an amount equal to $0.00073973 per share, per day and will be paid in July 2013 in cash or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared between July 1, 2010 and March 31, 2013. This rate per share, per day represents an annual distribution rate of 4.0%, based on our new estimated per share NAV of $6.75, assuming such distribution rate is maintained for a twelve-month period.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2013.

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

We are focused on maintaining a strong cash position and managing our capital needs.  Historically, our operating cash needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities.  However, due to the effects of the economic recession on commercial real estate fundamentals and the corresponding reduction in our net operating income in recent years and our ability to execute on several strategic asset sales, an increasing portion of our operating cash needs was met through the sale of our investment properties.

In March 2013, we sold Williams Tower, an office building and adjacent garage located in the Galleria/West Loop submarket of Houston, Texas, from which we received net proceeds of $228.4 million.

In January 2013, we sold our 50% interest in Distribution Park Rio, our indirectly-owned industrial property in Rio de Janeiro, Brazil, to an entity partially owned by an affiliate of Hines, from which we received net proceeds of $43.2 million.

As discussed further below, as a result of strategic asset sales and the increase in additional liquidity, our board of directors has reinstated the share redemption program effective in April 2013 and declared a special distribution of approximately $197.1 million, or $0.80 per share, as a return of capital to stockholders.

Mortgage Financing

Our portfolio was 47% leveraged as of March 31, 2013, with 77% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was 49% leveraged as of December 31, 2012, with 98% of our debt in the form of fixed-rate mortgage loans. This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro-rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

In order to take advantage of lower interest rate financing and extend the maturity dates of our secured mortgages, during the three months ended March 31, 2013, we refinanced $319.5 million in expiring mortgage loans that had a weighted average interest of 5.84% with $360.0 million in principal and a weighted average interest rate of 2.85%. These two financings lowered our overall weighted average interest rate for the portfolio to 4.7% from 5.6% as of March 31, 2013 and December 31, 2012, respectively. Additionally, in April 2013, we entered into a six-month, $86.0 million bridge loan with JPMorgan Chase, the proceeds of which were used to retire an $86.0 million mortgage loan that was scheduled to expire in May 2013. We expect to use proceeds from the sale of other real estate investments (to the extent available) to make the required payments. We have no loans that are scheduled to expire in 2014.

Cash Flows from Operating Activities

Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by interest payments, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur corporate-level debt service, general and administrative expenses and asset management fees. Net cash used in operating activities was $21.2 million for the three months ended March 31, 2013 compared to net cash used in operating activities of $9,000 for the three months ended March 31, 2012. The change in cash flows from operating activities between 2013 and 2012 is primarily due to increased deferred leasing costs paid out in the current period. Other items which also had negative effects on our operating cash flows are the impact of the sales of our Brazilian industrial properties during 2010, Atrium on Bay in 2011 and Williams Tower in 2013.

Cash Flows from Investing Activities

Net cash from investing activities was $440.7 million and $6.7 million for the three months ended March 31, 2013 and 2012, respectively.

In January 2013, we sold our 50% interest in Distribution Park Rio, an indirectly-owned industrial property in Rio de Janeiro, Brazil, to an entity partially owned by an affiliate of Hines. We acquired our interest in Distribution Park Rio in June 2007 for an initial investment of $28.9 million. The net proceeds received for our 50% interest in Distribution Park Rio was $43.2 million.

In March 2013, we sold Williams Tower for a net contract sales price of $412.0 million, which we acquired in May 2008 for a net contract purchase price of $271.5 million. We received proceeds of $393.4 million before retiring a $165.0 million mortgage loan in relation to this sale.

During the three months ended March 31, 2013 and 2012, we received distributions from the Core Fund totaling $4.6 million and $4.0 million, respectively, which was included in cash flows from investing activities as it exceeded our equity in earnings of the joint venture.  During the three months ended March 31, 2013 and 2012, we had cash outflows related to investments in property of $2.9 million and $1.0 million, respectively, primarily as a result of capital expenditures at our properties.

Cash Flows from Financing Activities

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986, as amended, and to pay regular cash distributions to our stockholders, which is one of our investment objectives, we have declared and expect to continue to declare distributions to stockholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly. We intend to continue this distribution policy for so long as our board of directors decides this policy is in our best interests.

With the authorization of our board of directors, we continued to declare distributions in the amount of $0.00138082 per share, per day through March 31, 2013, which represented an annual distribution rate of 6.6%, based on our estimated share value of $7.61, determined on November 29, 2012 (assuming the distribution rates were maintained for a twelve-month period). As a result of the estimated per share NAV determined on November 29, 2012, participants in our dividend reinvestment plan acquired shares at $7.61 per share beginning with distributions declared for the fourth quarter of 2012.

With respect to the $0.00138082 per share, per day distributions declared for July 2011 through March 2013, $0.00041425 of the per share, per day distributions were designated by us as special distributions which represent a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in us. The special distributions were funded with a portion of the proceeds from sales of investment property.

On March 25, 2013, we declared a distribution of $197.1 million, resulting in a distribution to stockholders of $0.80 per share that was paid on April 30, 2013 to all stockholders of record as of April 2, 2013. This distribution was designated by us as a special distribution, which was a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in us. The special distribution represents a portion of the proceeds from the sale of Williams Tower and other strategic asset sales. The special distribution was not subject to reinvestment pursuant to our dividend reinvestment plan and was paid in cash. See “Executive Summary” above for the impact of these special distributions on our estimated per share NAV.

Lastly, with the authorization of our board of directors, we have declared distributions for the months of April and May 2013. These distributions will be calculated based on stockholders of record each day during the months of April and May 2013 in an amount equal to $0.00073973 per share, per day and will be paid in July 2013 in cash or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared between July 1, 2010 and March 31, 2013. This rate per share, per day represents an annual distribution rate of 4.0%, based on our new estimated per share NAV of $6.75, assuming such distribution rate is maintained for a twelve-month period.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2013 and 2012, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2013
March 31, 2013	$214,893	$11,175	$226,068	(1)	$138
Total	$214,893	$11,175	$226,068		$138

2012
December 31, 2012	$17,801	$11,631	$29,432		$140
September 30, 2012	17,513	11,780	29,293		141
June 30, 2012	17,054	11,783	28,837		139
March 31, 2012	16,813	11,888	28,701		139
Total	$69,181	$47,082	$116,263	(1)	$559

(1)
As stated above, a portion of the total distributions declared were designated by us as special distributions and funded using proceeds from sales of investment property, which represents a return of a portion of our stockholders’ invested capital. For the three months ended March 31, 2013, $205.8 million of our distributions declared were designated as special distributions, $197.1 million of which related to the one-time $0.80 per share special distribution described above. For the year ended December 31, 2012, $34.9 million of the total distributions declared to our stockholders were paid using such sales proceeds.

For the three months ended March 31, 2013 and 2012, we funded our cash distributions with distributions received from our unconsolidated investments and proceeds from the sales of our real estate investments in prior periods.

Redemptions

During the three months ended March 31, 2013 and 2012, we funded redemptions of $2.6 million and $2.5 million, respectively, pursuant to the terms of our share redemption program. In connection with the special distribution discussed above, on March 25, 2013, our board of directors amended and restated our share redemption program to reinstate the program effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. Please see Part II, Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition — Subsequent Events in our 2012 Annual Report for a description of the amended and restated share redemption program.

Beginning with share redemption requests received on or after April 1, 2013, our share redemption price will be $5.75 per share, which is 85% of our revised estimated per share NAV. The redemption price was determined by our board of directors in its sole discretion. This new share redemption price will apply to ordinary share redemption requests received on or after April 1, 2013, which, if redeemed, will be redeemed in July 2013. Shares redeemed in April 2013 pursuant to eligible redemption requests in connection with the death or disability of a stockholder that were received prior to April 1, 2013 were redeemed at the former redemption price of $7.61 per share. Additionally, any shares that are redeemed pursuant to eligible redemption requests in connection with the death or disability of a stockholder that are received on or after April 1, 2013, will be redeemed at the new estimated per share NAV of $6.75.

Debt Financings

We use debt financing from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.  As of March 31, 2013, our portfolio was approximately 47% leveraged compared to 49% as of December 31, 2012.  This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro-rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.  Additionally, as of March 31, 2013 and December 31, 2012, our debt financing had a weighted average interest rate of 4.7% and 5.6%, respectively (including the effect of interest rate swaps).

During the three months ended March 31, 2013, we made payments of $484.5 million related to our loans secured by One Wilshire, Williams Tower and the JPMorgan Chase Tower/Minneapolis Office Flex Portfolio and received proceeds of $360.0 million related to the refinancing of One Wilshire and JPMorgan Chase Tower secured mortgages.

During the three months ended March 31, 2013, we made payments of $32.0 million related to borrowings under our revolving credit facility with KeyBank. Our revolving credit facility with KeyBank expired in February 2013 and we elected not to renew or replace the facility.

During the three months ended March 31, 2012, we had no payments or proceeds related to our debt portfolio.

Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

We directly owned 20 properties that were 84% leased as of March 31, 2013 compared to 21 properties that were 86% leased as of March 31, 2012. The table below includes revenues and expenses of our directly-owned properties for the three months ended March 31, 2013 and 2012. See “Discontinued Operations” below for additional information regarding our property dispositions. All amounts in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2013	2012	$	%
Property revenues	$56,471	$58,179	$(1,708)	(2.9)%
Less: Property expenses (1)	25,993	24,641	1,352	5.5%
Total property revenues in excess of expenses	$30,478	$33,538	$(3,060)	(9.1)%
Other
Depreciation and amortization	$16,240	$17,868	$(1,628)	(9.1)%
Interest expense	$16,720	$17,138	$(418)	(2.4)%
Interest income	$185	$172	$13	7.6%
Income tax expense	$67	$69	$(2)	(2.9)%

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

The decrease in property revenues for the three months ended March 31, 2013 is primarily due to the expiration of the lease with a major tenant in June 2012 at 5th and Bell. As of March 31, 2013, 5th and Bell was 49% leased compared to 99% leased as of March 31, 2012.

The increase in property expenses for the three months ended March 31, 2013 is primarily due to increased property taxes and utility expenses at our fully leased properties.

Depreciation and amortization decreased during the three months ended March 31, 2013 as compared to the same periods in 2012 due to fully amortized in-place lease intangibles. Interest expense decreased during the three months ended March 31, 2013 as compared to the same period in 2012 as a result of lower interest rates obtained through the above mentioned debt refinancings.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  As a result of future potential disposals and other factors, our results of operations for the period ended March 31, 2013 could differ from our results of operations in future periods.

Discontinued Operations

In March 2013, the Company sold Williams Tower, an office building with an adjacent parking garage located in the Galleria/West Loop submarket of Houston, Texas, which it acquired in May 2008 for a net contract purchase price of $271.5 million.  The net contract sales price was $412.0 million. In June 2011, the Company sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada, which the Company acquired in February 2007 for a net contract purchase price of 250.0 million CAD ($215.5 million USD based on the exchange rate in effect on the transaction date). The sales price for Atrium on Bay was 344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale).

The results of operations of Williams Tower and Atrium on Bay and the gain realized on the disposition of these properties are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenues:
Rental revenue	$8,007	$10,153
Other revenue	391	494
Total revenues	8,398	10,647
Expenses:
Property operating expenses	2,385	3,159
Real property taxes	1,123	1,538
Property management fees	201	242
Depreciation and amortization	1,595	2,634
Total expenses	5,304	7,573
Income from discontinued operations before interest income (expense), taxes and gain (loss) on sale	3,094	3,074
Interest expense	(1,538)	(2,307)
Interest income	5	16
Benefit (provision) for income taxes	(51)	(111)
Income (loss) from discontinued operations before gain (loss) on sale	1,510	672
Gain (loss) on sale of discontinued operations	143,952	1,876	(1)
Income (loss) from discontinued operations	$145,462	$2,548

(1)	The additional gain (loss) on sale of properties recorded in 2012 is primarily related to the settlement of reserves that were established during the closing of the sale of Atrium on Bay in June 2011.

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of March 31, 2013, we owned a 27.1% non-managing general partner interest in the Core Fund, which held interests in 16 properties that were 87% leased. As of March 31, 2012, we owned a 28.2% non-managing general partner interest in the Core Fund, which held interests in 23 properties that were 87% leased.

Our Interest in Distribution Park Rio

In January 2013, we sold our 50% interest in Distribution Park Rio, an indirectly-owned industrial property in Rio de Janeiro, Brazil, through the buy/sell right in the joint venture agreement, to an entity partially owned by an affiliate of Hines. We acquired our interest in Distribution Park Rio in June 2007 for an initial investment of $28.9 million. The net proceeds received for our 50% interest in Distribution Park Rio was $43.2 million and we recognized a gain on sale of $16.0 million.

CORPORATE LEVEL ACTIVITIES

Other Corporate-level Activities

The tables below provide detail relating to our asset management fees and general and administrative expenses.  All amounts in thousands, except percentages:

	Three Months Ended March 31,		Change
	2013	2012	$	%
Asset management fees	$8,457	$7,743	$714	9.2%
General and administrative expenses	$1,668	$1,483	$185	12.5%

For the period from July 1, 2011 through December 31, 2012, our Advisor agreed to waive a portion of its monthly cash asset management fee such that the fee was reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we had invested in real estate investments as of the end of each month.  As a result of the waiver of these fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. This waiver expired on December 31, 2012, and, as a result, the full amount of the fee was expensed beginning in January 2013.

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

The table below summarizes FFO and MFFO for the three months ended March 31, 2013 and 2012 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands).

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$157,819	$(5,422)
Depreciation and amortization(1)	17,835	20,502
Gain on sale of investment property and unconsolidated entities(2)	(159,917)	(1,876)
Adjustments to equity in earnings from unconsolidated entities, net(4)	4,517	8,166
Adjustments for noncontrolling interests(4)	322	200
Funds from operations	20,576	21,570
(Gain) loss on derivative instruments(5)	(6,286)	(3,768)
Other components of revenues and expenses(6)	2,352	479
Adjustments to equity in earnings (losses) from unconsolidated entities, net(3)	(1,886)	(203)
Adjustments for noncontrolling interests(3)	317	164
Modified Funds From Operations	$15,073	$18,242

Basic and Diluted Income (Loss) Per Common Share	$0.68	$(0.02)
Funds From Operations Per Common Share	$0.09	$0.09
Modified Funds From Operations Per Common Share	$0.06	$0.08
Weighted Average Shares Outstanding	232,870	228,409

(1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO.  This amount includes $1.6 million and $2.6 million of depreciation and amortization related to discontinued operations for the three months ended March 31, 2013 and 2012, respectively.

(2)
Represents the gain on disposition of certain real estate investments. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

(3)
Includes adjustments to equity in earnings (losses) of unconsolidated entities, net, similar to those described in Notes 1, 2, 5 and 6 for our unconsolidated entities, which are necessary to convert our share of income (loss) from unconsolidated entities to FFO and MFFO.

(4)	Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert our net income (loss) to FFO and MFFO.

(5)
Represents components of net income (loss) related to the estimated changes in the values of our interest rate swap derivatives.  We have excluded these changes in value from our evaluation of our operating performance and MFFO because we expect to hold the underlying instruments to their maturity and accordingly the interim gains or losses will remain unrealized.

(6)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended March 31,
	2013	2012
Straight-line rent adjustment (a)	$(1,394)	$(1,548)
Amortization of lease incentives (b)	4,471	3,372
Amortization of out-of-market leases (b)	(934)	(1,555)
Other	209	210
	$2,352	$479

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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
Pursuant to the terms of the Grocery-Anchored Portfolio joint venture agreement, for the three months ended March 31, 2013 and 2012, we received distributions of $0.1 million and $0.8 million, respectively, in excess of our pro-rata share of the joint venture’s MFFO.

•	Amortization of deferred financing costs was $2.1 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively, and was deducted in determining MFFO.

•
During the three months ended March 31, 2013, we sold our directly owned interest in Williams Tower and our indirectly owned interest in Distribution Park Rio. See —“Financial Condition, Liquidity and Capital Resources — Cash Flows from Investing Activities” above for additional information.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described elsewhere in this Quarterly Report on Form 10-Q and previously in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of March 31, 2013, we had $520.0 million of debt outstanding under our HSH Nordbank credit facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  As of March 31, 2013, we had $359.4 million in variable rate debt that was not hedged with an interest rate swap. If interest rates were to increase by 1%, we would incur an additional $3.6 million in interest expense. See “Debt Financings” for more information concerning our outstanding debt.

In January 2013, we sold our 50% interest in Distribution Park Rio located in Rio de Janeiro, Brazil and no longer have any foreign currency risk.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 13, 2013, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A. Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2012 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, we did not sell or issue any equity securities that were not registered under the Securities Act.

All eligible requests for redemptions received by the Company were redeemed using proceeds from our dividend reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (2)
January 1, 2013 through March 31, 2013	(1)	340,091	$7.61	340,091	1,528,503
Total		340,091		340,091

(1)	All shares were redeemed on April 1, 2013.

(2)
As of March 31, 2013, our share redemption program was limited to requests made in connection with the death or disability of a stockholder. This amount represents the number of shares available for redemption on April 1, 2013. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities for additional information on the re-opening and amendment and restatement of our share redemption program effective in April 2013. The funds available for redemption will generally be limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability of a stockholder, we may waive the annual limitation on the number of shares that will be redeemed.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

May 13, 2013	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

May 13, 2013	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.		Description
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

31.1	*	Certification.
31.2	*	Certification.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	**
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 13, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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