Form 10-Q
period 2013-09-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2013-11-13
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes ☐   No ☒
As of November 7, 2013, 229.2 million shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44

SIGNATURES
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012
	(in thousands, except per share amounts)
ASSETS:
Investment property, net	$1,266,282	$1,863,434
Investments in unconsolidated entities	327,021	329,418
Cash and cash equivalents	250,627	72,230
Restricted cash	119,430	120,886
Distributions receivable	3,656	6,165
Tenant and other receivables, net	43,824	61,373
Intangible lease assets, net	73,298	127,589
Deferred leasing costs, net	114,824	178,116
Deferred financing costs, net	3,548	4,877
Other assets	3,084	3,121
TOTAL ASSETS	$2,205,594	$2,767,209

LIABILITIES:
Accounts payable and accrued expenses	$55,490	$104,665
Due to affiliates	3,497	7,158
Intangible lease liabilities, net	10,779	38,551
Other liabilities	11,191	16,262
Interest rate swap contracts	72,924	101,211
Participation interest liability	92,407	92,404
Distributions payable	15,746	29,573
Notes payable	797,121	1,323,564
Total liabilities	1,059,155	1,713,388

Commitments and contingencies (Note 12)	—	—

EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2013 and December 31, 2012	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 230,271 and 231,680 common shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	230	232
Additional paid-in capital	1,173,698	1,433,567
Accumulated deficit	(27,049)	(378,017)
Accumulated other comprehensive income (loss)	(440)	(1,961)
Total stockholders’ equity	1,146,439	1,053,821
Noncontrolling interests	—	—
Total equity	1,146,439	1,053,821
TOTAL LIABILITIES AND EQUITY	$2,205,594	$2,767,209

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 and 2012
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$39,266	$40,883	$119,327	$123,751
Other revenue	2,394	2,143	6,903	6,859
Total revenues	41,660	43,026	126,230	130,610
Expenses:
Property operating expenses	13,391	13,603	40,493	40,307
Real property taxes	5,856	6,293	18,842	17,527
Property management fees	1,067	976	3,071	2,908
Depreciation and amortization	12,361	13,530	37,695	41,918
Asset management fees	7,843	7,949	24,562	23,513
General and administrative	1,590	1,644	5,166	5,251
Impairment losses	30,612	—	32,163	46,058
Total expenses	72,720	43,995	161,992	177,482
Income (loss) from continuing operations before other income (expenses), benefit (provision) for income taxes, gain on sale of unconsolidated joint venture and equity in earnings (losses) of unconsolidated entities, net	(31,060)	(969)	(35,762)	(46,872)
Other income (expenses):
Gain (loss) on derivative instruments, net	8,743	739	28,287	2,113
Gain (loss) on settlement of derivative instruments	(5,374)	—	(5,374)	—
Interest expense	(11,256)	(14,096)	(36,968)	(41,982)
Interest income	195	169	576	518
Income (loss) from continuing operations before benefit (provision) for income taxes, gain on sale of unconsolidated joint venture and equity in earnings (losses) of unconsolidated entities, net	(38,752)	(14,157)	(49,241)	(86,223)
Benefit (provision) for income taxes	(73)	—	(211)	(189)
Gain (loss) on sale of unconsolidated joint venture	—	—	16,087	—
Equity in earnings (losses) of unconsolidated entities, net	23	27,573	81,447	27,467
Income (loss) from continuing operations	(38,802)	13,416	48,082	(58,945)
Income (loss) from discontinued operations, net of taxes	154,488	3,012	304,059	11,293
Net income (loss)	115,686	16,428	352,141	(47,652)
Less: Net income attributable to noncontrolling interests	(75)	(141)	(1,173)	(419)
Net income (loss) attributable to common stockholders	$115,611	$16,287	$350,968	$(48,071)
Basic and diluted income (loss) per common share	$0.50	$0.07	$1.51	$(0.21)
Distributions declared per common share	$0.07	$0.13	$0.26	$0.38
Weighted average number of common shares outstanding	230,271	230,587	232,352	229,502

Net comprehensive income (loss):
Net income (loss)	$115,686	$16,428	$352,141	$(47,652)
Other comprehensive income (loss):
Foreign currency translation adjustment	56	402	1,521	(1,701)
Net comprehensive income (loss)	115,742	16,830	353,662	(49,353)
Net comprehensive income (loss) attributable to noncontrolling interests	(75)	(141)	(1,173)	(419)
Net comprehensive income (loss) attributable to common stockholders	$115,667	$16,689	$352,489	$(49,772)

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(UNAUDITED)
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2013	231,680	$232	$1,433,567	$(378,017)	$(1,961)	$1,053,821	$—
Issuance of common shares	3,878	3	28,743	—	—	28,746	—
Redemption of common shares	(5,287)	(5)	(41,072)	—	—	(41,077)	—
Distributions declared	—	—	(247,509)	—	—	(247,509)	(1,173)
Other offering costs, net	—	—	(31)	—	—	(31)	—
Net income (loss)	—	—	—	350,968	—	350,968	1,173
Foreign currency translation adjustment	—	—	—	—	575	575	—
Reclassification of foreign currency translation adjustment to earnings	—	—	—	—	946	946	—
BALANCE, September 30, 2013	230,271	$230	$1,173,698	$(27,049)	$(440)	$1,146,439	$—

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2012	227,180	$228	$1,515,111	$(301,710)	$81	$1,213,710	$—
Issuance of common shares	4,604	5	35,815	—	—	35,820	—
Redemption of common shares	(1,195)	(1)	(9,952)	—	—	(9,953)	—
Distributions declared	—	—	(86,831)	—	—	(86,831)	(419)
Other offering costs, net	—	—	(233)	—	—	(233)	—
Net income (loss)	—	—	—	(48,071)	—	(48,071)	419
Foreign currency translation adjustment	—	—	—	—	(1,701)	(1,701)	—
BALANCE, September 30, 2012	230,589	$232	$1,453,910	$(349,781)	$(1,620)	$1,102,741	$—

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$352,141	$(47,652)
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	58,645	68,476
(Gain) loss on sale of discontinued operations	(310,386)	(2,263)
(Gain) loss on settlement of debt on sale of discontinued operations	9,839	—
Impairment losses	36,169	46,058
(Gain) loss on sale of unconsolidated joint venture	(16,087)	—
Equity in (earnings) losses of unconsolidated entities	(81,447)	(27,467)
Distributions received from unconsolidated entities	44,186	2,158
Other losses, net	27	31
(Gain) loss on derivative instruments, net	(28,287)	(2,113)
(Gain) loss on settlement of derivative instruments	5,374	—
Net change in operating accounts	(53,615)	(20,899)
Net cash from operating activities	16,559	16,329
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	(33,884)	—
Distributions received from unconsolidated entities in excess of equity in earnings	50,514	17,153
Investments in property	(7,121)	(4,416)
Proceeds from sale of discontinued operations and unconsolidated joint venture	962,885	1,976
Change in restricted cash	1,456	866
Net cash from investing activities	973,850	15,579
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in security deposits	562	422
Redemption of common shares	(32,191)	(9,297)
Payments of offering costs	(31)	(256)
Distributions paid to stockholders and noncontrolling interests	(233,788)	(51,028)
Proceeds from notes payable	446,000	—
Payments on notes payable	(973,395)	(1,736)
Payments on settlement of debt and derivative instruments	(15,213)	—
Additions to deferred financing costs	(3,870)	—
Net cash from financing activities	(811,926)	(61,895)
Effect of exchange rate changes on cash	(86)	47
Net change in cash and cash equivalents	178,397	(29,940)
Cash and cash equivalents, beginning of period	72,230	130,445
Cash and cash equivalents, end of period	$250,627	$100,505

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013 and 2012
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2012 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Public Offering

Hines REIT has raised approximately $2.7 billion through public offerings of its common stock, including shares of its common stock offered pursuant to its dividend reinvestment plan, since Hines REIT commenced its initial public offering in June 2004.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s new $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through September 30, 2013, Hines REIT received gross offering proceeds of $155.1 million from the sale of 18.8 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan. On October 1, 2013, Hines REIT received gross offering proceeds of $5.9 million from the sale of 0.9 million shares through the DRP Offering.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of September 30, 2013 and December 31, 2012, Hines REIT owned a 94.0% and 94.7% general partner interest, respectively, in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% limited partnership interest in the Operating Partnership as of both September 30, 2013 and December 31, 2012. In addition, another affiliate of Hines, HALP Associates Limited Partnership, owned a 5.5% and 4.8% limited partnership interest in the Operating Partnership as of September 30, 2013 and December 31, 2012, respectively, which is a profits interest (the “Participation Interest”).

Investment Property

As of September 30, 2013, the Company owned direct and indirect investments in 43 properties. These properties consisted of 30 U.S. office properties, one industrial property in Dallas, Texas and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company makes investments directly through entities that are wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 27.1% non-managing general partner interest as of both September 30, 2013 and December 31, 2012. The Company also owned a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors (“Weingarten”) as of both September 30, 2013 and December 31, 2012. In January 2013, the Company sold its 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil, that was held through a joint venture with a Hines affiliate.  See Note 5 — Investments in Unconsolidated Entities and Note 15 — Subsequent Event for additional information regarding the Company’s investments in unconsolidated entities and the Company’s Grocery-Anchored Portfolio.

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

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in the Core Fund and the Grocery-Anchored Portfolio for the three and nine months ended September 30, 2013 and 2012. Further, no impairment was recorded related to the Company’s investment in Distribution Park Rio for the three and nine months ended September 30, 2012. The Company sold its investment in Distribution Park Rio in January 2013. See Note 5 — Investments in Unconsolidated Entities for additional information regarding the sale. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s remaining investments, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil, although the Company no longer owned any investments outside the United States as of September 30, 2013. Upon disposal of the Company’s investment in Distribution Park Rio in January 2013, it realized a loss of $0.9 million related to the currency translation adjustment which was included in the gain (loss) on sale of unconsolidated joint venture in its condensed consolidated statement of operations for the nine months ended September 30, 2013. Accumulated other comprehensive income (loss) as of  September 30, 2013 is related to the remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

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

During the third quarter of 2013, the Company determined that its directly-owned investment properties located in Miami, Florida and Minneapolis, Minnesota were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values. Additionally, during the second quarter of 2013, the Company determined that its directly-owned investment property located in Minneapolis, Minnesota was impaired as a result of the projected undiscounted cash flows for the property being less than its carrying values. As a result, an impairment loss was recorded related to those certain properties of $30.6 million and $32.2 million for the three and nine months ended September 30, 2013, respectively. See Note 4 — Discontinued Operations for information regarding impairment recorded on the Company’s disposed properties.

During the second quarter of 2012, the Company determined that two of its directly-owned investment properties located in Melville, New York and Seattle, Washington were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values. As a result, an impairment loss related to those certain properties of $46.1 million was recorded for the nine months ended September 30, 2012. If market conditions deteriorate or if management’s plans for certain properties change, additional impairment changes could be required in the future. See Note 13 — Fair Value Disclosures for additional information.

During 2012, an impairment loss totaling $12.5 million was recorded related to five of the Company’s indirectly-owned properties located in a suburban area of Sacramento, California for the nine months ended September 30, 2012. Of these five indirectly-owned properties, four of those were subsequently sold during the fourth quarter of 2012. See Note 5 — Investments in Unconsolidated Entities for additional information.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $5.0 million and $6.1 million at September 30, 2013 and December 31, 2012, respectively.

Deferred Leasing Costs

Tenant inducement amortization was $4.2 million and $4.1 million for the three months ended September 30, 2013 and 2012, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $1.5 million and $1.7 million as amortization expense related to other direct leasing costs for the three months ended September 30, 2013 and 2012, respectively.

Tenant inducement amortization was $12.8 million and $11.3 million for the nine months ended September 30, 2013 and 2012, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $4.8 million as amortization expense related to other direct leasing costs for each of the nine months ended September 30, 2013 and 2012, respectively.

Other Assets

Other assets included the following (in thousands):

	September 30, 2013	December 31, 2012
Prepaid insurance	$1,384	$972
Prepaid/deferred taxes	651	1,269
Other	1,049	880
Total	$3,084	$3,121

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of September 30, 2013 and December 31, 2012, the Company recorded liabilities of $6.2 million and $11.1 million, respectively, related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $40.4 million and $56.2 million as of September 30, 2013 and December 31, 2012, respectively.

Redemption of Common Stock

In March 2013, the Company’s board of directors amended and restated the Company’s share redemption program to reinstate the program effective for share redemption requests received on or after April 1, 2013 at $5.75 per share, subject to the conditions and limitations described in the amended and restated share redemption program. Prior to its reinstatement, the share redemption program had been suspended by the board of directors since November 30, 2009, except with respect to redemption requests made in connection with the death or disability (as defined in the Internal Revenue Code of 1986, as amended) of a stockholder. Generally, funds available for redemption are limited to the amount of proceeds received from the Company’s dividend reinvestment plan in the prior quarter.  However, the Board has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of the Company’s shares outstanding as of the same date in the prior calendar year. The Board determined to waive the limitation on the share redemption plan and fully honor all eligible requests received for the quarters ended June 30, 2013 and September 30, 2013 totaling $38.0 million, which was in excess of the $17.1 million received from the dividend reinvestment plan in the prior quarters. The Company has recorded liabilities of $11.5 million and $2.6 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity.

Reclassifications

The Company sold Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings during 2013 and reclassified the results of operations for these properties into discontinued operations in the consolidated statements of operations for all periods presented. See Note 4 — Discontinued Operations for additional information.

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

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Buildings and improvements	$1,190,593	$1,729,132
Less: accumulated depreciation	(174,070)	(233,908)
Buildings and improvements, net	1,016,523	1,495,224
Land	249,759	368,210
Investment property, net	$1,266,282	$1,863,434

Lease Intangibles

As of September 30, 2013, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$166,329	$38,721	$44,175
Less: accumulated amortization	(110,306)	(21,446)	(33,396)
Net	$56,023	$17,275	$10,779

As of December 31, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$270,631	$47,669	$96,495
Less: accumulated amortization	(164,632)	(26,079)	(57,944)
Net	$105,999	$21,590	$38,551

Amortization expense of in-place leases was $2.9 million and $7.1 million for the three months ended September 30, 2013 and 2012, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $0.4 million and $2.2 million, respectively. Amortization expense of in-place leases was $12.2 million and $22.2 million for the nine months ended September 30, 2013 and 2012, respectively, and amortization of out-of-market leases, net, was an increase to rental revenue of $2.2 million and $5.2 million, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from October 1, 2013 through December 31, 2013 and for each of the years ended December 31, 2014 through 2017 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
October 1, 2013 through December 31, 2013	$2,774	$(320)
2014	10,268	(600)
2015	9,393	(59)
2016	7,233	719
2017	5,438	1,639

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2013, the approximate fixed future minimum rentals for the period from October 1, 2013 through December 31, 2013 and for each of the years ended December 31, 2014 through 2017 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2013 through December 31, 2013	$32,529
2014	124,769
2015	118,991
2016	104,435
2017	87,031
Thereafter	329,807
Total	$797,562

During the nine months ended September 30, 2013 and 2012, the Company did not earn more than 10% of its revenue from any individual tenant.

4.  Discontinued Operations

In July 2013, the Company sold the Raytheon/DIRECTV buildings and One Wilshire, which the Company acquired in March 2008 and August 2007, respectively, for a net contract purchase price of $407.0 million. The Raytheon and DIRECTV buildings comprise a two-building office complex in the South Bay submarket in El Segundo, California, and One Wilshire is an office building with retail space and a subterranean parking garage located in Los Angeles, California. The net contract sales price was $550.0 million.

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

The operating results of these properties have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$1,308		$22,036		$32,128		$64,671
Other revenue	49		3,488		6,174		9,871
Total revenues	1,357		25,524		38,302		74,542
Expenses:
Property operating expenses	371		6,720		9,725		19,489
Real property taxes	145		2,910		4,348		8,493
Property management fees	42		652		906		1,901
Depreciation and amortization	325		6,427		8,308		18,961
Impairment losses	1,601	(1)	—		4,006	(1)	—
Total expenses	2,484		16,709		27,293		48,844
Income (loss) from discontinued operations before interest income (expense), benefit (provision) for income taxes, gain (loss) on settlement of debt and gain (loss) on sale of discontinued operations	(1,127)		8,815		11,009		25,698
Interest expense	(235)		(5,523)		(6,868)		(16,519)
Interest income	4		7		20		27
Benefit (provision) for income taxes	(611)		16		(649)		(176)
Gain (loss) on settlement of debt	(9,839)		—		(9,839)		—
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(11,808)		3,315		(6,327)		9,030
Gain (loss) on sale of discontinued operations	166,296		(303)	(2)	310,386		2,263	(2)
Income (loss) from discontinued operations	$154,488		$3,012		$304,059		$11,293

(1)
The contract sales price for the Raytheon/DIRECTV buildings was less than their carrying values and, as a result, an impairment loss was recorded for the three and nine months ended September 30, 2013 related to this discontinued operation.

(2)
The additional gain (loss) on sale of discontinued operations recorded in 2012 is primarily related to the settlement of reserves that were established during the closing of the sale of Atrium on Bay in June 2011.

The tables below show income (loss) and income (loss) per share attributable to common stockholders allocated between continuing operations and discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Income (loss) from continuing operations attributable to common stockholders	$(29,835)	$13,427	$63,992	$(58,821)
Income (loss) from discontinued operations attributable to common stockholders	145,446	2,860	286,976	10,750
Net income (loss) attributable to common stockholders	$115,611	$16,287	$350,968	$(48,071)

Basic and diluted income (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$(0.13)	$0.06	$0.28	$(0.26)
Income (loss) from discontinued operations	$0.63	$0.01	$1.24	$0.05

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

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$388,970	$333,779	$329,418	$348,986
Contributions	23,702	—	33,884	—
Distributions declared	(85,674)	(6,812)	(92,191)	(19,874)
Equity in earnings (losses)	23	27,573	81,447	27,467
Effect of exchange rate	—	(121)	—	(2,160)
Effect of sale of unconsolidated joint venture	—	—	(25,537)	—
Ending balance	$327,021	$354,419	$327,021	$354,419

Combined condensed financial information of these investments is summarized as follows (in thousands):

Combined Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Cash	$198,045	$190,406
Investment property, net	2,308,644	2,860,619
Other assets	497,770	634,910
Total assets	$3,004,459	$3,685,935

LIABILITIES AND EQUITY
Debt	$1,513,020	$1,934,336
Other liabilities	189,363	268,631
Redeemable noncontrolling interests	271,706	378,419
Equity	1,030,370	1,104,549
Total liabilities and equity	$3,004,459	$3,685,935

In 2012, the Core Fund sold six properties and reclassified the results of operations for these properties into discontinued operations for the three and nine months ended September 30, 2013, which is reflected in the table below.

Combined Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Total revenues and gains	$75,512	$83,631	$223,328	$248,792
Total expenses	77,101	81,620	232,132	244,576
Income (loss) from continuing operations	(1,589)	2,011	(8,804)	4,216
Income (loss) from discontinued operations	2,053	245,250	747,379	244,328
Net income (loss)	464	247,261	738,575	248,544
Less (income) loss allocated to noncontrolling interests	(280)	(145,975)	(436,333)	(147,941)
Net income (loss) attributable to parent	$184	$101,286	$302,242	$100,603

The following discusses items of significance for the periods presented for the Company’s equity method investments:

In June 2013, the Core Fund sold 425 Lexington Avenue, 499 Park Avenue and 1200 19th Street (collectively, the “New York Trust Assets”). Both 425 Lexington and 499 Park Avenue are located in midtown Manhattan, New York and 1200 19th Street is located in the Golden Triangle in Washington D.C.’s central business district. The Core Fund acquired the New York Trust Assets in August 2003 for a contract purchase price $581.1 million. The contract sales price was $1,311.0 million. As a result of the sale of the New York Trust Assets, the Core Fund recognized a gain on sale of $291.6 million. The results of operations for the NY Trust Assets were reclassified into discontinued operations for the periods presented in the table above as a result of this transaction. The Core Fund paid a distribution to the Company in the amount of $81.3 million in August 2013, a majority of which was related to the sale of the New York Trust Assets.

During the nine months ended September 30, 2012, the Core Fund recorded an impairment loss of $12.5 million related to four of its properties located in suburban Sacramento, California, which have been reclassified into discontinued operations in the table above as a result of the subsequent sale of these four properties in the fourth quarter of 2012. Due to deterioration in the financial condition at Douglas Corporate Center, the Core Fund elected to not make debt service payments on the secured, nonrecourse mortgage loan at the property.  This decision resulted in a default and a foreclosure on the property by the lender in January 2013.  As a result of the foreclosure, the Core Fund relinquished all rights and title to the property and was relieved of the entire value of the mortgage loan and recognized a gain of $12.6 million for the nine months ended September 30, 2013.

The results of operations for this property were reclassified into discontinued operations for the periods presented in the table above as a result of this transaction.

During the nine months ended September 30, 2012, a subsidiary of the Core Fund executed discounted pay-off agreements with lenders concerning the debt secured by One Renaissance Square and Two Renaissance Square, office buildings located in Phoenix, Arizona, to release the Core Fund from all outstanding debt and obligations, including the outstanding principal balances of $103.6 million, at a discounted amount of $89.3 million.  As a result of the debt extinguishment, the Core Fund recognized a gain on debt extinguishment of $12.6 million, net of service costs and fees.

Grocery-Anchored Portfolio

At September 30, 2013 and December 31, 2012, the Company’s investment in the Grocery-Anchored Portfolio was determined to be a variable interest entity (“VIE”) due to certain payment guarantees that result in the protection of the Company’s equity from expected losses. Further, the JV partner has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and, as a result, the Company has determined it is not the primary beneficiary of this VIE. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. In April 2013, the Company contributed $10.2 million to the joint venture in order for the joint venture to retire a loan at one of its properties without a prepayment penalty. In September 2013, the Company contributed $23.7 million to relieve a preferred equity position held by a third-party in the joint venture. Also, in October 2013, the Company contributed $70.2 million to the joint venture in order for the joint venture to retire its $100.0 million secured loan without a prepayment penalty. Other than the initial capital contribution provided by the Company at the inception of the joint venture and the contributions mentioned above, the Company has not provided any additional subordinated financial support. See Note 15 — Subsequent Event for additional information regarding the Company’s Grocery-Anchored Portfolio.

The table below includes the Company’s maximum loss exposure related to this investment as of September 30, 2013 and December 31, 2012, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

Period	Investment in Grocery-Anchored Portfolio(1)	Maximum Risk of Loss
September 30, 2013	$85,657	$85,657
December 31, 2012	$53,793	$53,793

(1)
Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in earnings (losses).

6.  Debt Financing

As of September 30, 2013 and December 31, 2012, the Company had $798.4 million and $1,325.8 million of debt outstanding, respectively, with a weighted average years to maturity of 3.5 years and 2.5 years, respectively, and a weighted average interest rate of 5.0% and 5.6%, respectively. The following table includes all of the Company’s outstanding notes payable balances as of September 30, 2013 and December 31, 2012 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate Description	Interest Rate	Principal Outstanding at September 30, 2013	Principal Outstanding at December 31, 2012
SECURED MORTGAGE DEBT
One Wilshire (1)	1/31/2017	N/A	N/A	$—	$159,500
2555 Grand (2)	5/1/2013	N/A	N/A	—	86,000
Williams Tower (3)	6/1/2013	N/A	N/A	—	165,000
Arapahoe Business Park I	6/11/2015	Fixed	5.33%	9,310	9,418
Arapahoe Business Park II	11/11/2015	Fixed	5.53%	9,786	9,910
1515 S. Street	9/1/2016	Fixed	4.25%	38,994	39,737
Raytheon/DIRECTV Buildings (4)	12/5/2016	N/A	N/A	—	50,334
345 Inverness Drive	12/11/2016	Fixed	5.85%	14,758	14,920
Airport Corporate Center	9/1/2021	Fixed	5.14%	78,908	79,000
HSH POOLED MORTGAGE FACILITY
Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2016	Fixed via swap	5.86%	185,000	185,000
3400 Data Drive, 2100 Powell	1/23/2017	Fixed via swap	5.25%	98,000	98,000
Daytona and Laguna Buildings	5/2/2017	Fixed via swap	5.36%	119,000	119,000
3 Huntington Quadrangle	7/19/2017	Fixed via swap	5.98%	48,000	48,000
5th and Bell (5)	8/14/2017	Fixed via swap	6.03%	39,000	70,000
MET LIFE SECURED MORTGAGE FACILITY
JPMorgan Chase Tower (6)	2/1/2016	Variable	2.69%	157,668	160,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility (7)	2/3/2013	N/A	N/A	—	32,000
JPMorgan Chase Bridge Loan (2)	10/23/2013	N/A	N/A	—	—
TOTAL PRINCIPAL OUTSTANDING				798,424	1,325,819
Unamortized Discount (8)				(1,303)	(2,255)
NOTES PAYABLE				$797,121	$1,323,564

(1)
In January 2013, a subsidiary of the Operating Partnership executed a new loan agreement with the Bank of China for a $200.0 million secured mortgage loan and repaid the original loan. In connection with the sale of One Wilshire, the Company retired the outstanding principal balance of the secured mortgage loan in July 2013 with a prepayment penalty of $2.0 million.

(2)
In April 2013, the Company paid down its mortgage secured by 2555 Grand using a bridge loan (the “JPMorgan Chase Bridge Loan”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”). The JPMorgan Chase Bridge Loan was a six-month term loan with a maximum commitment of $86.0 million. In August 2013, the Company paid down the JPMorgan Chase Bridge Loan and is currently in negotiations to refinance the bridge loan to a permanent revolving credit facility with JPMorgan Chase with similar terms.

(3)	In connection with the sale of Williams Tower, the Company retired the outstanding principal balance of the secured mortgage loan in March 2013.

(4)
In connection with the sale of the Raytheon/DIRECTV buildings, the Company retired the outstanding principal balance of the secured mortgage loan in July 2013 and paid $7.8 million related to the defeasance of the loan pursuant to the terms of the underlying loan document.

(5)
In August 2013, the Company prepaid $31.0 million, the outstanding debt balance related to Seattle Design Center, and incurred a breakage fee of $5.4 million to terminate the related swap agreement with HSH Nordbank AG, New York Branch (“HSH Nordbank”).

(6)	In January 2013, the Company entered into an amended and restated promissory note for the $160.0 million outstanding principal balance related to JPMorgan Chase Tower.

(7)	In January 2013, the Company paid down its outstanding balance on its revolving line of credit prior to its maturity and did not renew it upon its expiration.

(8)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from October 1, 2013 through December 31, 2013, for each of the years ended December 31, 2014 through December 31, 2017 and for the period thereafter (in thousands):

	Principal Payments due by Period
	October 1, 2013 through December 31, 2013	2014	2015	2016	2017	Thereafter
Notes Payable	$576	$2,752	$21,226	$394,786	$305,343	$73,741

The Company is not aware of any instances of noncompliance with financial covenants as of September 30, 2013.

7.  Derivative Instruments

The Company has entered into several interest rate swap transactions with HSH Nordbank. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets and changes in the fair value were recorded in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations (see Note 13 ─ Fair Value Disclosures for additional information).

The tables below provide additional information regarding each of the Company’s outstanding interest rate swaps (all amounts are in thousands except for interest rates):

Effective Date	Expiration Date	Notional Amount		Interest Rate Received	Interest Rate Paid
August 1, 2006	August 1, 2016	$185,000		LIBOR	5.4575%
January 12, 2007	January 12, 2017	$98,000		LIBOR	4.8505%
May 1, 2007	May 1, 2017	$119,000		LIBOR	4.9550%
July 17, 2007	July 17, 2017	$48,000		LIBOR	5.5800%
July 27, 2007	July 24, 2017	$39,000	(1)	LIBOR	5.5800%

(1)
In connection with the prepayment of Seattle Design Center’s outstanding debt balance, which is discussed further in Note 6 — Debt Financing, the Company terminated a portion of this swap agreement and incurred a $5.4 million breakage fee.

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Liabilities-Interest Rate Swap Contracts” on the Company’s condensed consolidated balance sheets, as of September 30, 2013 and December 31, 2012:

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	September 30, 2013	December 31, 2012
Interest rate swap contracts	$72,924	$101,211
Total derivatives	$72,924	$101,211

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain (loss) on interest rate swap, net	$8,743	$739	$28,287	$2,113
Total	$8,743	$739	$28,287	$2,113

8.  Distributions

With the authorization of its board of directors, the Company declared distributions in the amount of $0.00138082 per share, per day from July 1, 2010 through March 31, 2013, which represented an annual distribution rate of 6.5%, based on the Company’s estimated per share net asset value (“NAV”) of $7.78, determined on May 24, 2011 or 6.6%, based on the Company’s estimated per share NAV of $7.61, determined on November 29, 2012 (assuming the distribution rates were maintained for a twelve-month period).

With respect to the $0.00138082 per share, per day distributions declared for the periods from January 1, 2012 through March 31, 2013, presented below, $0.00041425 of the per share, per day distributions were designated by the Company as special distributions which represent a return of a portion of the stockholders’ invested capital and, as such, reduce their remaining investment in the Company. The special distributions were funded with a portion of the proceeds from sales of investment property.

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

Further, with the authorization of its board of directors, the Company declared distributions for April 2013 through November 2013. These distributions will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in the Company's dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above. This rate per share, per day represents a 4.0% annual distribution rate based on the Company's most recent estimated per share NAV of $6.75, assuming such distribution rate is maintained for a twelve-month period.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2013 and 2012, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2013 (1)
September 30, 2013	$9,769	$5,902	$15,671		$75
June 30, 2013	9,829	5,913	15,742		960
March 31, 2013	214,893	11,175	226,068		138
Total	$234,491	$22,990	$257,481	(2)	$1,173	(2)

2012 (1)
December 31, 2012	$17,801	$11,631	$29,432		$140
September 30, 2012	17,513	11,780	29,293		141
June 30, 2012	17,054	11,783	28,837		139
March 31, 2012	16,813	11,888	28,701		139
Total	$69,181	$47,082	$116,263	(2)	$559	(2)

(1)
Excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 9 — Related Party Transactions). The amount of distributions declared with respect to the Participation Interest for the quarters ended September 30, 2013, June 30, 2013 and March 31, 2013 were $0.9 million, $0.9 million and $1.5 million, respectively. Included in the $226.1 million amount declared at March 31, 2013 above is the $10.0 million special distribution declared in March 2013 to the Participation Interest. The distributions declared with respect to the Participation Interest for the quarters ended December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012 were $1.5 million, $1.4 million, $1.3 million and $1.3 million, respectively.

(2)
As stated above, a portion of the total distributions declared were designated by the Company as special distributions and funded using proceeds from sales of investment property, which represents a return of a portion of the stockholders and noncontrolling interests’ invested capital. For the nine months ended September 30, 2013, $206.7 million of the Company’s distributions declared were designated as special distributions, $198.0 million of which related to the one-time $0.80 per share special distribution described above. For the year ended December 31, 2012, $35.0 million of the total distributions declared to the Company’s stockholders and non-controlling interests were paid using such sales proceeds.

9.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Securities, Inc. for the three and nine months ended September 30, 2013 and 2012 and outstanding as of September 30, 2013 and December 31, 2012 (all amounts are in thousands).

	Incurred				Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Type and Recipient	2013	2012	2013	2012	2013	2012
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$4,476	$5,398	$13,806	$15,894	$92,407	$92,404

Due to Affiliates
Issuer Costs – the Advisor	3	3	31	233	1	3
Asset Management Fee – the Advisor	3,367	2,551	10,756	7,619	1,172	2,597
Debt Financing Fee – the Advisor	—	—	3,600	—	—	—
Other – the Advisor	1,174	1,336	2,923	2,974	391	674
Property Management Fee – Hines	1,109	1,628	3,977	4,805	89	13
Leasing Fee – Hines	(51)	1,330	2,394	4,181	1,358	2,992
Tenant Construction Management Fees – Hines	45	31	171	31	—	2
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	3,204	4,101	10,978	12,276	486	877
Due to Affiliates					$3,497	$7,158

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

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	2013	2012
Change in other assets	$(15)	$(78)
Change in tenant and other receivables	(373)	(2,283)
Change in deferred leasing costs	(24,355)	(64,104)
Change in accounts payable and accrued expenses	(24,288)	34,996
Change in participation interest liability	3	12,089
Change in other liabilities	(929)	(2,527)
Change in due to affiliates	(3,658)	1,008
Changes in assets and liabilities	$(53,615)	$(20,899)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$40,348	$57,059
Cash paid for income taxes	$553	$763
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$15,746	$29,434
Distributions reinvested	$28,719	$35,788
Shares tendered for redemption	$11,474	$3,204

12.  Commitments and Contingencies

The credit agreement for the HSH Nordbank pooled mortgage facility requires that the properties financed by this facility maintain a combined occupancy at or above 85%. As of September 30, 2013, certain properties caused the Company to fail to meet this occupancy requirement. As a result, the facility’s limited payment guaranty to which the Company is a party has been triggered, requiring the Company to commit to fund a property leasing guaranty in an amount that would be required to increase the occupancy of all individual borrowings base assets to 90%. As of September 30, 2013, the Company believes the amount of this potential guaranty obligation is $17.5 million. This guaranty will be discharged once the portfolio of properties financed by this facility achieves a combined occupancy greater than or equal to 85% or once all outstanding payments of interest and principal are paid in full. No liability was recorded in relation to this guaranty, as the Company believes the probability of the Company being required to perform under this guaranty is remote.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of September 30, 2013 and December 31, 2012 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying condensed consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013	$72,924	$—	$72,924	$—
December 31, 2012	$101,211	$—	$101,211	$—

Financial Instruments Fair Value Disclosures

Other Financial Instruments

As of September 30, 2013, management estimated that the fair value of notes payable, which had a carrying value of $797.1 million, was $791.1 million. As of December 31, 2012, management estimated that the fair value of notes payable, which had a carrying value of $1.3 billion, was $1.3 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, however the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. At September 30, 2013, the Company determined that its directly-owned investments, Airport Corporate Center and Minneapolis Office/Flex portfolio, were impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for these investments. Also, Minneapolis Office/Flex portfolio was impaired during the quarter ended September 30, 2013 due to a reduction in market conditions.

Additionally, at December 31, 2012, the Company determined that its directly-owned investments, Seattle Design Center and Three Huntington Quadrangle, were impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for these investments. Lastly, at December 31, 2012, the Company determined that its directly-owned investment, a building in its Minneapolis Office/Flex portfolio, was impaired due to a change in leasing assumptions and appraised value.

These changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for these investments. As a result, these assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, as of September 30, 2013 and December 31, 2012:

		Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
September 30, 2013	Investment properties	$135,266	$—	$—	$135,266	$32,163	(1)
December 31, 2012	Investment properties	$85,184	$—	$—	$85,184	$53,483	(2)

(1)
Excludes impairment losses on disposed assets because they are no longer held by the Company. Of this amount, $30.6 million and $32.2 million of impairment losses were recorded for the three and nine months ended September 30, 2013, respectively.

(2)	Of this amount, zero and $46.1 million in impairment losses were recorded for the three and nine months ended September 30, 2012.

The Company’s estimated fair value of investment properties was based on a comparison of recent market activity and discounted cash flow models, which include estimates of property-specific inflows and outflows over a specific holding period.  Significant unobservable quantitative inputs used in determining the fair value of each investment property for the period ended September 30, 2013 include: a discount rate ranging from 5% to 9%; a capitalization rate ranging from 7.5% to 9.5%; stabilized occupancy rates ranging from 82% through 95%; and current market rental rates ranging from $4.25 per square foot to $12.50 per square foot.  These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge and expertise in real estate.

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

14.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has three reportable segments: (1) office properties, (2) a domestic industrial property and (3) domestic retail properties. The office properties segment consists of 17 office properties that the Company owns directly as well as 13 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial property segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of the 12 grocery-anchored shopping centers in the Grocery-Anchored Portfolio. In 2012, the Company considered its investment in Distribution Park Rio as a separate international industrial property segment, however, in January 2013, the Company sold its indirect investment in Distribution Park Rio.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue
Office properties	$40,872	$42,210	$123,914	$128,298
Domestic industrial property	788	816	2,316	2,312
Total revenue	$41,660	$43,026	$126,230	$130,610

Net property revenues in excess of expenses(1)
Office properties	$20,844	$21,643	$62,271	$68,404
Domestic industrial property	502	511	1,553	1,464
Total segment net property revenues in excess of expenses	$21,346	$22,154	$63,824	$69,868

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of domestic office properties	$(452)	$26,705	$80,743	$25,278
Equity in earnings (losses) of domestic retail properties	475	252	656	242
Equity in earnings (losses) of international industrial property	—	616	48	1,947
Total equity in earnings (losses) of unconsolidated entities	$23	$27,573	$81,447	$27,467

(1)	Revenues less property operating expenses, real property taxes and property management fees.

Total assets	September 30, 2013	December 31, 2012
Office properties	$1,500,693	$2,243,240
Domestic industrial property	38,646	39,214
Investment in unconsolidated entities
Office properties	241,365	250,138
Domestic retail properties	85,656	53,793
International industrial property	—	25,487
Corporate-level accounts(1)	339,234	155,337
Total assets	$2,205,594	$2,767,209

(1)
This amount primarily consists of cash and cash equivalents at the corporate level, including proceeds from the sale of the Company’s directly and indirectly-owned investments, proceeds from the Core Fund distribution the Company received in August as well as the cash collateral deposit related to the letter of credit with the Bank of Montreal.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation to net income (loss)
Total segment net property revenues in excess of expenses	$21,346	$22,154	$63,824	$69,868
Depreciation and amortization	(12,361)	(13,530)	(37,695)	(41,918)
Asset management fees	(7,843)	(7,949)	(24,562)	(23,513)
General and administrative	(1,590)	(1,644)	(5,166)	(5,251)
Impairment losses	(30,612)	—	(32,163)	(46,058)
Gain (loss) on derivative instruments, net	8,743	739	28,287	2,113
Gain (loss) on settlement of derivative instruments	(5,374)	—	(5,374)	—
Interest expense	(11,256)	(14,096)	(36,968)	(41,982)
Interest income	195	169	576	518
Benefit (provision) for income taxes	(73)	—	(211)	(189)
Gain (loss) on sale of unconsolidated joint venture	—	—	16,087	—
Equity in earnings (losses) of unconsolidated entities, net	23	27,573	81,447	27,467
Income (loss) from discontinued operations, net of tax	154,488	3,012	304,059	11,293
Net income (loss)	$115,686	$16,428	$352,141	$(47,652)

15. Subsequent Event

Subsequent to September 30, 2013, the Company executed a non-binding letter of intent with Weingarten to dissolve their joint venture, through which the Company owns a 70% interest in the Grocery-Anchored Portfolio, by distributing certain properties to each partner. In connection therewith, the Company contributed $70.2 million to the joint venture in October 2013 to repay a $100.0 million note payable held by the joint venture. There can be no assurance that the joint venture will be dissolved as described or at all.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

•
Whether we will have the opportunity to invest sales proceeds to acquire properties or other investments or whether such proceeds will be needed to redeem shares or for other purposes, and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of September 30, 2013, we had direct and indirect interests in 43 properties. These properties consist of 30 office properties located throughout the United States, one industrial property in Dallas, Texas and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”). In total, we acquired interests in 63 properties since our inception and have sold our interests in 20 of those properties as of November 13, 2013.

The following table provides summary information regarding the properties in which we owned interests as of September 30, 2013. All assets which are 100% owned by us are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund and the Grocery-Anchored Portfolio.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership(1)
Directly-owned Properties
321 North Clark	Chicago, Illinois	04/2006	889,744	77%	100%
Citymark	Dallas, Texas	08/2005	218,926	78%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	85%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,253,615	81%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	69%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	92%	100%
2100 Powell	Emeryville, California	12/2006	345,892	75%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,912	86%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,018,428	78%	100%
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	09/2007	770,139	80%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	97%	100%
1515 S Street	Sacramento, California	11/2005	399,636	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	254,145	96%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	66%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	49%	100%
Total for Directly-Owned Properties			8,731,706	83%

Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	90%	22%
The Carillon Building	Charlotte, North Carolina	07/2007	473,897	76%	22%
Charlotte Plaza	Charlotte, North Carolina	06/2007	625,026	92%	22%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	95%	11%
333 West Wacker	Chicago, Illinois	04/2006	857,397	76%	18%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	76%	22%
Riverfront Plaza	Richmond, Virginia	11/2006	951,616	80%	22%
Wells Fargo Center	Sacramento, California	05/2007	507,138	83%	18%
525 B Street	San Diego, California	08/2005	449,180	78%	22%
The KPMG Building	San Francisco, California	09/2004	379,328	97%	22%
101 Second Street	San Francisco, California	09/2004	388,370	91%	22%
720 Olive Way	Seattle, Washington	01/2006	300,710	85%	18%
Warner Center	Woodland Hills, California	10/2006	808,274	96%	18%
Total for Core Fund Properties			9,180,510	86%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Effective Ownership(1)
Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	102,864	100%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	97%		70%
Champions Village	Houston, Texas	11/2008	393,055	95%		70%
King’s Crossing	Kingwood, Texas	11/2008	126,397	97%		70%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	93%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008	228,796	88%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008	88,108	97%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	100%		70%
Shoppes at Parkland	Parkland, Florida	03/2009	145,720	94%		70%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%		70%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	96%		70%
Total for Grocery-Anchored Portfolio			1,517,492	95%
Total for All Properties			19,429,708	86%	(2)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On September 30, 2013, Hines REIT owned a 94% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 6% interest in the Operating Partnership. In addition, the Company owned an approximate 27.1% non-managing general partner interest in the Core Fund as of September 30, 2013. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 40.6% to 82.8%.

(2)
This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties.  The percentage leased based on the Company’s effective ownership interest in each property is 85%.

In order to provide capital for the investments described above, which were made prior to 2010, we raised approximately $2.5 billion through public offerings of our common stock since we commenced our initial public offering in June 2004. In consideration of market conditions and other factors, our board of directors determined to cease sales of our shares to new investors pursuant to our third public offering as of January 1, 2010. However, we have continued to sell shares under our dividend reinvestment plan. Based on market conditions and other considerations, we do not currently expect to commence any future offerings other than those related to shares issued under our dividend reinvestment plan.

We sold our 50% interest in Distribution Park Rio in January 2013, our indirectly-owned industrial property in Rio de Janeiro, Brazil, which we acquired in June 2007 for an initial investment of $28.9 million, to an entity partially owned by an affiliate of Hines. In addition, in March 2013, we sold Williams Tower, which we acquired in May 2008 for a net contract purchase price of $271.5 million. Also, in July 2013, we sold the Raytheon/DIRECTV buildings and One Wilshire for a net contract sales price of $550.0 million. We originally acquired the Raytheon/DIRECTV buildings and One Wilshire in March 2008 and August 2007, respectively, for a net contract purchase price of $407.0 million. We received proceeds of $526.1 million before retiring $249.8 million in mortgage loans in relation to this sale and paying $9.8 million in prepayment penalties on the settlement of the mortgage loans. Due to the strategic asset sale of Williams Tower during the first quarter of 2013 as well as the sales of assets in 2010 and 2011, we declared a special distribution of $198.0 million, resulting in a distribution to stockholders of $0.80 per share, which was paid during the three months ended June 30, 2013 to all stockholders of record as of April 2, 2013. This distribution was designated by us as a special distribution, which is a return of a portion of the stockholders' invested capital and, as such, reduced their remaining investment in us.

Since the conclusion of our third public offering, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders.  In doing this, we have elected to make strategic dispositions, as discussed above, which have provided us with additional liquidity.  With the proceeds we have received from these dispositions and that we may receive from potential dispositions in the future, we may choose to make additional strategic acquisitions, reserve for future capital expenditure and leasing capital needs, reduce our leverage in the portfolio, make additional special distributions or use the proceeds for other purposes.

Additionally, on March 25, 2013, our board of directors amended and restated our share redemption program and reinstated the program effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. In connection with the reopening of our share redemption program, we have redeemed $26.5 million in shares and have $11.5 million in accounts payable and accrued expenses as of September 30, 2013 related to shares tendered for redemption and approved by the board of directors, but which were redeemed on October 1, 2013.

Our portfolio was 85% and 88% leased as of September 30, 2013 and December 31, 2012, respectively.  The reduction in our percentage leased is due to the sale of our highly-leased assets in 2013. Our management closely monitors the portfolio’s lease expirations, which for the period from October 1, 2013 through December 31, 2013, and for each of the years ended December 31, 2014 through December 31, 2017, are expected to approximate 3.4%, 5.5%, 8.8%, 6.9% and 9.6%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to lease our properties to a diverse tenant base over a variety of industries, our portfolio is approximately 20% leased to approximately 99 companies in the legal industry, approximately 13% leased to over 125 companies in the financial and insurance industries, approximately 10% leased to approximately 196 companies in the grocery anchored retail industry and approximately 10% leased to approximately 40 companies in the manufacturing industry.

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

The estimated per share NAV of $6.75 was calculated as of a moment in time, and only reflects the reduction to the prior estimated per share NAV of $7.61 that resulted from the declaration of the $0.86 per share of special distributions. Accordingly, the reduction in the estimated per share NAV is a function of the payment of the special distributions as a partial return of stockholders' investment in us and is not indicative of any new valuation of our real estate portfolio. Although the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, additional sales of assets, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our dividend level relative to earnings, we do not undertake to update the estimated per share NAV on a regular basis. As a result, stockholders should not rely on the estimated per share NAV as being an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

We pay distributions to our stockholders on a quarterly basis. With the authorization of our board of directors, we declared distributions in the amount of $0.00138082 per share, per day from July 2010 through March 2013, which represented an annual distribution rate of 6.6%, based on our estimated per share NAV of $7.61, determined on November 29, 2012 (assuming the distribution rate was maintained for a twelve-month period).

Distributions declared for July 2011 through March 2013 were paid from two sources. Approximately 70% were paid from funds generated by our operations and approximately 30% were special distributions from the proceeds on sales of certain properties. These special distributions represent a return of our stockholders’ invested capital.

With the authorization of our board of directors, we have declared distributions from April 2013 through November 2013. These distributions will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared between July 1, 2010 and March 31, 2013. This rate per share, per day represents an annual distribution rate of 4.0%, based on our most recent estimated per share NAV of $6.75, assuming such distribution rate is maintained for a twelve-month period.

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

We are focused on maintaining a strong cash position and managing our capital needs.  Historically, our liquidity needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities.  However, due to our ability to execute on several strategic asset sales, an increasing portion of our liquidity needs were met and will continue to be met through the sale of our investment properties.

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

The Core Fund has also sold interests in some of its investment properties in order to realize gains and provide it with additional liquidity. In June 2013, the Core Fund received net proceeds of $894.6 million from the sale of 425 Lexington, 499 Park Avenue and 1200 19th Street (collectively, the “New York Trust Assets”). Both 425 Lexington and 499 Park Avenue are located in midtown Manhattan, New York and 1200 19th Street is located in the Golden Triangle in Washington D.C.’s central business district. At the date of disposition, we owned an 11% effective interest in the New York Trust Assets. The Core Fund paid us a distribution in the amount of $81.3 million in August 2013, a majority of which was related to the sale of the New York Trust Assets.

As discussed further below, as a result of strategic asset sales and the increase in additional liquidity, our board of directors reinstated the share redemption program in April 2013 and declared a special distribution of approximately $198.0 million, or $0.80 per share, as a return of capital to stockholders.

Mortgage Financing

Our portfolio was 45% leveraged as of September 30, 2013, with 87% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was 49% leveraged as of December 31, 2012, with 98% of our debt in the form of fixed-rate mortgage loans. This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro-rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

During the nine months ended September 30, 2013, we were proactive in managing our debt portfolio by repaying or refinancing our outstanding borrowings as they became due or when properties were sold. See “— Cash Flows from Financing Activities — Debt Financing” for additional information regarding our activity during the nine months ended September 30, 2013.

Cash Flows from Operating Activities

Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by interest payments, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur corporate-level debt service, general and administrative expenses and asset management fees. Net cash provided by operating activities was $16.6 million for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $16.3 million for the nine months ended September 30, 2012. The change in cash flows from operating activities between 2013 and 2012 is primarily due to increased deferred leasing costs paid out in the current period offset by $43.6 million in distributions received from the Core Fund that was recorded in operating cash flows up to the amount of our equity in earnings in the Core Fund since inception. Additionally, the sale of Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings during 2013 had a negative effect on our operating cash flows.

Cash Flows from Investing Activities

Net cash from investing activities was $973.9 million and $15.6 million for the nine months ended September 30, 2013 and 2012, respectively.

In 2013, we contributed $33.9 million to our joint venture with Weingarten Realty Investors (“Weingarten”) in order for the joint venture to retire a loan at one of its properties without a prepayment penalty and to relieve a preferred equity position held by a third-party.

In January 2013, we sold our 50% interest in Distribution Park Rio, an indirectly-owned industrial property in Rio de Janeiro, Brazil, to an entity partially owned by an affiliate of Hines. We acquired our interest in Distribution Park Rio in June 2007 for an initial investment of $28.9 million. The net proceeds received for our 50% interest in Distribution Park Rio was $43.3 million.

In March 2013, we sold Williams Tower for a net contract sales price of $412.0 million. We originally acquired Williams Tower in May 2008 for a net contract purchase price of $271.5 million. We received proceeds from the sale of $393.4 million before retiring a $165.0 million mortgage loan in relation to this sale. In July 2013, we sold the Raytheon/DIRECTV buildings and One Wilshire for a net contract sales price of $550.0 million. We originally acquired the Raytheon/DIRECTV buildings and One Wilshire in March 2008 and August 2007, respectively, for a net contract purchase price of $407.0 million. We received proceeds of $526.1 million before retiring $249.8 million in mortgage loans in relation to this sale and paying $9.8 million in prepayment penalties on the settlement of the mortgage loans.

During the nine months ended September 30, 2013, we received distributions from the Core Fund totaling $94.1 million of which, $50.5 million were included in cash flows from investing activities as they exceeded our equity in earnings of the joint venture. During the nine months ended September 30, 2012, we received distributions from the Core Fund totaling $12.7 million, which was included in cash flows from investing activities, as it exceeded our equity in earnings of the joint venture.

During the nine months ended September 30, 2013 and 2012, we had cash outflows related to investments in property of $7.1 million and $4.4 million, respectively, primarily as a result of capital expenditures at our properties.

Cash Flows from Financing Activities

Net cash used in financing activities was $811.9 million and $61.9 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Lastly, with the authorization of our board of directors, we have declared distributions for April 2013 through November 2013. These distributions will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared between July 1, 2010 and March 31, 2013. This rate per share, per day represents an annual distribution rate of 4.0%, based on our most recent estimated per share NAV of $6.75, assuming such distribution rate is maintained for a twelve-month period.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2013 and 2012, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2013 (1)
September 30, 2013	$9,769	$5,902	$15,671		$75
June 30, 2013	9,829	5,913	15,742		960
March 31, 2013	214,893	11,175	226,068		138
Total	$234,491	$22,990	$257,481	(2)	$1,173	(2)

2012 (1)
December 31, 2012	$17,801	$11,631	$29,432		$140
September 30, 2012	17,513	11,780	29,293		141
June 30, 2012	17,054	11,783	28,837		139
March 31, 2012	16,813	11,888	28,701		139
Total	$69,181	$47,082	$116,263	(2)	$559	(2)

(1)
Excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 9 — Related Party Transactions). The amount of distributions declared with respect to the Participation Interest for the quarters ended September 30, 2013, June 30, 2013 and March 31, 2013 were $0.9 million, $0.9 million and $1.5 million, respectively. Included in the $226.1 million amount declared at March 31, 2013 above is the $10.0 million special distribution declared in March 2013 to the Participation Interest. The distributions declared with respect to the Participation Interest for the quarters ended December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012 were $1.5 million, $1.4 million, $1.3 million and $1.3 million, respectively.

(2)
As stated above, a portion of the total distributions declared were designated by us as special distributions and funded using proceeds from sales of investment property, which represents a return of a portion of our stockholders’ invested capital. For the nine months ended September 30, 2013, $206.7 million of our distributions declared were designated as special distributions, $198.0 million of which related to the one-time $0.80 per share special distribution described above. For the year ended December 31, 2012, $35.0 million of the total distributions declared to our stockholders were paid using such sales proceeds.

For the nine months ended September 30, 2013, we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments and proceeds from the sales of our real estate investments.  For the nine months ended September 30, 2012, we funded our cash distributions with cash flows from operating activities, distributions received from our unconsolidated investments and proceeds from the sales of our real estate investments from prior periods.

Redemptions

During the nine months ended September 30, 2013 and 2012, we funded redemptions of $32.2 million and $9.3 million, respectively, pursuant to the terms of our share redemption program. On March 25, 2013, our board of directors amended and restated our share redemption program to reinstate the program, effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. Generally, funds available for redemption are limited to the amount of proceeds received from the Company’s dividend reinvestment plan in the prior quarter.  However, the Board has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of the Company’s shares outstanding as of the same date in the prior calendar year. The Board determined to waive this limitation on the share redemption plan and fully honor all eligible requests received for the quarters ended June 30, 2013 and September 30, 2013, which were in excess of the $17.1 million received from the dividend reinvestment plan in the prior quarters. Please see Part II, Item 7. Management's Discussion and Analysis of Results

of Operations and Financial Condition — Subsequent Events in our 2012 Annual Report for a description of the amended and restated share redemption program.

Beginning with share redemption requests received on or after April 1, 2013, our share redemption price is $5.75 per share, which is 85% of our revised estimated per share NAV. The redemption price was determined by our board of directors in its sole discretion. This share redemption price applies to ordinary share redemption requests received on or after April 1, 2013. Shares redeemed in April 2013 pursuant to eligible redemption requests in connection with the death or disability of a stockholder that were received prior to April 1, 2013 were redeemed at the former redemption price of $7.61 per share. Additionally, any shares that are redeemed pursuant to eligible redemption requests in connection with the death or disability of a stockholder that are received on or after April 1, 2013, were redeemed at the new estimated per share NAV of $6.75.

Debt Financings

We use debt financing from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.  As of September 30, 2013, our portfolio was approximately 45% leveraged compared to 49% as of December 31, 2012.  This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro-rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.  Additionally, as of September 30, 2013 and December 31, 2012, our debt financing had a weighted average interest rate of 5.0% and 5.6%, respectively (including the effect of interest rate swaps).

During the nine months ended September 30, 2013, we made payments of $436.5 million related to our loans secured by One Wilshire, JPMorgan Chase Tower/Minneapolis Office Flex Portfolio, 2555 Grand and Seattle Design Center. We received proceeds of $360.0 million related to the refinancing of the One Wilshire and JPMorgan Chase Tower secured mortgages and the $86.0 million bridge loan from JPMorgan Chase. As a result of the prepayment of debt at the Seattle Design Center, we paid a prepayment penalty of $5.4 million during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, we made payments of $414.9 million related to our loans secured by Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings upon the sale of these assets. As a result of the prepayment of debt on One Wilshire and the Raytheon/DIRECTV buildings, we paid prepayment penalties of $9.8 million during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, we made payments of $86.0 million related to borrowings under the JPMorgan Chase Bridge Loan. JPMorgan Chase Bridge Loan expired in October 2013 and we are currently in negotiations to refinance our bridge loan into a permanent revolving credit facility with JPMorgan Chase.

During the nine months ended September 30, 2013, we made payments of $32.0 million related to borrowings under our revolving credit facility with KeyBank. Our revolving credit facility with KeyBank expired in February 2013 and we elected not to renew or replace the facility.

During the nine months ended September 30, 2012, we had no payments or proceeds related to our debt portfolio.

Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

We directly owned 18 properties that were 83% leased as of September 30, 2013 compared to 21 properties that were 86% leased as of September 30, 2012. The table below includes revenues and expenses of our directly-owned properties for the three and nine months ended September 30, 2013 and 2012. See “Discontinued Operations” below for additional information regarding our property dispositions. All amounts in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2013	2012	$	%
Property revenues	$41,660	$43,026	$(1,366)	(3.2)%
Less: Property expenses (1)	20,314	20,872	(558)	(2.7)%
Total property revenues in excess of expenses	$21,346	$22,154	$(808)	(3.6)%
Other
Depreciation and amortization	$12,361	$13,530	$(1,169)	(8.6)%
Impairment loss	$30,612	$—	$30,612	100.0%
Interest expense	$11,256	$14,096	$(2,840)	(20.1)%
Interest income	$195	$169	$26	15.4%
Income tax expense	$73	$—	$73	100.0%

	Nine Months Ended September 30,		Change
	2013	2012	$	%
Property revenues	$126,230	$130,610	$(4,380)	(3.4)%
Less: Property expenses (1)	62,406	60,742	1,664	2.7%
Total property revenues in excess of expenses	$63,824	$69,868	$(6,044)	(8.7)%
Other
Depreciation and amortization	$37,695	$41,918	$(4,223)	(10.1)%
Impairment loss	$32,163	$46,058	$(13,895)	(30.2)%
Interest expense	$36,968	$41,982	$(5,014)	(11.9)%
Interest income	$576	$518	$58	11.2%
Income tax expense	$211	$189	$22	11.6%

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

The decrease in property revenues for the three months ended September 30, 2013 is primarily due to the expiration of the lease with a major tenant at 2100 Powell. As of September 30, 2013, 2100 Powell was 75% leased compared to 100% leased prior to the expiration of its major tenant. Additionally, the decrease in property revenues for the nine months ended September 30, 2013 is primarily due to the expiration of the lease with a major tenant at 5th and Bell and the expiration at 2100 Powell described above. As of September 30, 2013, 5th and Bell was 49% leased compared to 99% leased prior to the expiration of its major tenant.

The decrease in property expenses for the three months ended September 30, 2013 is primarily due to decreased property taxes as a result of lower assessed property values in the current year for one of our directly-owned properties in Dallas, Texas.

The increase in property expenses for the nine months ended September 30, 2013 is primarily due to increased property taxes in the current year for one of our directly-owned properties in Chicago, Illinois, which offset the decrease from the three months ended September 30, 2013.

Depreciation and amortization decreased during the three and nine months ended September 30, 2013 as compared to the same periods in 2012 due to fully amortized in-place lease intangibles. Interest expense decreased during the three and nine months ended September 30, 2013 as compared to the same period in 2012 as a result of lower interest rates obtained through the above-mentioned debt refinancings and retirement of loans.

During the third quarter of 2013, the Company determined that its directly-owned investment property located in Miami, Florida was impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for this investment to less than its carrying value. Additionally, the Company determined that its directly-owned investment property located in Minneapolis, Minnesota was impaired due to a reduction in market conditions. Accordingly, we recorded an impairment charge of $30.6 million to write these assets down to fair value.

During the second quarter of 2013, we determined that our directly-owned investment property located in Minneapolis, Minnesota was impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for the property to less than its carrying value. Accordingly, we recorded an impairment charge of $1.6 million to write this asset down to fair value for the nine months ended September 30, 2013.

During the second quarter of 2012, we determined that two of our directly-owned investment properties located in Melville, New York and Seattle, Washington, respectively, were impaired, as a result of the net book value being less than the projected cash flows of these properties. Accordingly, we recorded an impairment charge of $46.1 million to write these assets down to fair value.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  As a result of future potential disposals and other factors, our results of operations for the period ended September 30, 2013 could differ from our results of operations in future periods.

Discontinued Operations

In July 2013, the Company sold the Raytheon/DIRECTV buildings and One Wilshire for a net contract sales price of $550.0 million. We originally acquired the Raytheon/DIRECTV buildings and One Wilshire in March 2008 and August 2007, respectively, for a net contract purchase price of $407.0 million. The Raytheon and DIRECTV buildings comprise a two-building office complex in the South Bay submarket in El Segundo, California, and One Wilshire is an office building and retail space with a subterranean parking garage located in Los Angeles, California.

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

The results of operations of One Wilshire, Raytheon/DIRECTV buildings, Williams Tower and Atrium on Bay and the gain (loss) realized on the disposition of these properties are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	(In thousands)
Revenues:
Rental revenue	$1,308		$22,036		$32,128		$64,671
Other revenue	49		3,488		6,174		9,871
Total revenues	1,357		25,524		38,302		74,542
Expenses:
Property operating expenses	371		6,720		9,725		19,489
Real property taxes	145		2,910		4,348		8,493
Property management fees	42		652		906		1,901
Depreciation and amortization	325		6,427		8,308		18,961
Impairment losses	1,601	(1)	—		4,006	(1)	—
Total expenses	2,484		16,709		27,293		48,844
Income (loss) from discontinued operations before interest income (expense), taxes and gain (loss) on sale of discontinued operations	(1,127)		8,815		11,009		25,698
Interest expense	(235)		(5,523)		(6,868)		(16,519)
Interest income	4		7		20		27
Benefit (provision) for income taxes	(611)		16		(649)		(176)
Gain (loss) on settlement of debt	(9,839)		—		(9,839)		—
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(11,808)		3,315		(6,327)		9,030
Gain (loss) on sale of discontinued operations	166,296		(303)	(2)	310,386		2,263	(2)
Income (loss) from discontinued operations	$154,488		$3,012		$304,059		$11,293

(1)
The contract sales price for the Raytheon/DIRECTV buildings was less than their carrying values and, as a result, an impairment loss was recorded for the three and nine months ended September 30, 2013 related to this discontinued operation.

(2)	The additional gain (loss) on sale of properties recorded in 2012 is primarily related to the settlement of reserves that were established during the closing of the sale of Atrium on Bay in June 2011.

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of September 30, 2013, we owned a 27.1% non-managing general partner interest in the Core Fund, which held interests in 13 properties that were 86% leased. As of September 30, 2012, we owned a 27.1% non-managing general partner interest in the Core Fund, which held interests in 21 properties that were 86% leased.

Our equity in losses related to our investment in the Core Fund for the three months ended September 30, 2013 was $0.5 million, compared to equity in earnings of $26.7 million for the three months ended September 30, 2012. Our equity in earnings related to our investment in the Core Fund for the nine months ended September 30, 2013 was $80.7 million, compared to equity in earnings of $25.3 million for the nine months ended September 30, 2012.

The change in our equity in earnings (losses) for the three and nine months ended September 30, 2013 as compared to the prior year periods primarily resulted from our portion ($79.0 million) of a $291.6 million gain on the sale of the New York Trust Assets in the second quarter of 2013 as compared to our portion ($27.9 million) of a $248.4 million gain on sale of the sale of One Shell Plaza and Two Shell Plaza located in downtown Houston, Texas during the third quarter of 2012 and our portion ($4.0 million) of a $18.3 million gain on debt extinguishment that was recorded during the nine months ended September 30, 2012 that was offset by our portion ($2.3 million) of a $12.5 million impairment loss recorded during the nine months ended September 30, 2012.

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

CORPORATE LEVEL ACTIVITIES

Other Corporate-level Activities

The tables below provide detail relating to our asset management fees and general and administrative expenses.  All amounts in thousands, except percentages:

	Three Months Ended September 30,		Change
	2013	2012	$	%
Asset management fees	$7,843	$7,949	$(106)	(1.3)%
General and administrative expenses	$1,590	$1,644	$(54)	(3.3)%

	Nine Months Ended September 30,		Change
	2013	2012	$	%
Asset management fees	$24,562	$23,513	$1,049	4.5%
General and administrative expenses	$5,166	$5,251	$(85)	(1.6)%

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

The table below summarizes FFO and MFFO for the three and nine months ended September 30, 2013 and 2012 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$115,686	$16,428	$352,141	$(47,652)
Depreciation and amortization(1)	12,686	19,958	46,003	60,879
Gain on sale of investment property and unconsolidated joint venture(2)	(156,458)	303	(316,634)	(2,263)
Impairment on real estate investments(3)	32,213	—	36,169	46,058
Adjustments to equity in earnings from unconsolidated entities, net(4)	6,393	(19,425)	(60,733)	(2,120)
Adjustments for noncontrolling interests(5)	226	457	(121)	1,122
Funds from operations	10,746	17,721	56,825	56,024
(Gain) loss on derivative instruments(6)	(8,743)	(739)	(28,287)	(2,113)
Other components of revenues and expenses(7)	8,698	1,292	13,199	2,752
Adjustments to equity in earnings (losses) from unconsolidated entities, net(4)	(1,278)	(1,095)	(3,698)	(4,691)
Adjustments for noncontrolling interests(5)	78	28	1,050	193
Modified Funds From Operations	$9,501	$17,207	$39,089	$52,165

Basic and Diluted Income (Loss) Per Common Share	$0.50	$0.07	$1.51	$(0.21)
Funds From Operations Per Common Share	$0.05	$0.08	$0.24	$0.24
Modified Funds From Operations Per Common Share	$0.04	$0.07	$0.17	$0.23
Weighted Average Shares Outstanding	230,271	230,587	232,352	229,502

(1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes $0.3 million and $8.3 million of depreciation and amortization related to discontinued operations for the three and nine months ended September 30, 2013, respectively.

(2)
Represents the gain on disposition of certain real estate investments, which includes a loss of $9.8 million related to early extinguishment of those real estate investments’ debt. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

(3)
Represents impairment charges recorded in the third quarter of each of 2013 and 2012 in accordance with GAAP. Although such charges are included in the calculation of net income (loss), we have excluded them from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis. See “Results of Operations — Results of Directly-Owned Properties” for additional information regarding our impairment charges.

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

(7)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Straight-line rent adjustment (a)	$(656)	$(870)	$(3,338)	$(3,924)
Amortization of lease incentives (b)	4,234	4,079	12,768	11,256
Amortization of out-of-market leases (b)	(424)	(2,158)	(2,191)	(5,239)
Settlement of Derivative Instrument (c)	5,374	—	5,374	—
Other	170	241	586	659
	$8,698	$1,292	$13,199	$2,752

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

(c)
Represents the breakage fee incurred at one of our real estate investments due to the termination of a swap agreement. Although this loss is included in the calculation of net income (loss), we have excluded it from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
Pursuant to the terms of the Grocery-Anchored Portfolio joint venture agreement, for the three months ended September 30, 2012, we received distributions of $0.5 million in excess of our pro-rata share of the joint venture’s MFFO. We did not receive any distributions in excess of our pro-rata share of the joint venture’s MFFO for the three months ended September 30, 2013. For the nine months ended September 30, 2013 and 2012, we received distributions of $0.1 million and $1.9 million, respectively, in excess of our pro-rata share of the joint venture’s MFFO.

•
Amortization of deferred financing costs was $0.5 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and was deducted in determining MFFO. Amortization of deferred financing costs was $3.2 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively, and was deducted in determining MFFO.

•
During the nine months ended September 30, 2013, we sold our directly owned interest in Williams Tower, the Raytheon/DIRECTV buildings, One Wilshire and our indirectly owned interest in Distribution Park Rio. See —“Financial Condition, Liquidity and Capital Resources — Cash Flows from Investing Activities” above for additional information.

•
During the nine months ended September 30, 2013, the Core Fund sold its interests in the following properties: (i) 425 Lexington, (ii) 499 Park Avenue, and (iii) 1200 19th Street. For additional information regarding the sale of the Core Fund’s properties see “Results of Operations — Results for our Indirectly-Owned Properties — Our Interest in the Core Fund.”

•
A portion of our acquisition and asset management fees are paid in equity through the Participation Interest. For the three and nine months ended September 30, 2013, we recorded asset management fee expense related to the Participation Interest and its related distributions of $4.5 million and $13.8 million, respectively. For the three and nine months ended September 30, 2012, we recorded expense of $5.4 million and $15.9 million, respectively, due to the Participation Interest and its related distributions.

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

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Event

Subsequent to September 30, 2013, we executed a non-binding letter of intent with Weingarten to dissolve their joint venture, through which it owns a 70% interest in the Grocery-Anchored Portfolio, by distributing certain properties to each partner. In connection therewith, we contributed $70.2 million to the joint venture in October 2013 to repay a $100.0 million note payable held by the joint venture. There can be no assurance that the joint venture will be dissolved as described or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of September 30, 2013, we had $489.0 million of debt outstanding under our HSH Nordbank credit facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  As of September 30, 2013, we had $157.7 million in variable rate debt that was not hedged with an interest rate swap. If interest rates were to increase by 1%, we would incur an additional $1.6 million in interest expense. See Note 6 — Debt Financing for more information concerning our outstanding debt.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 13, 2013, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A. Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2012 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 18, 2013, 1,000 restricted common shares were granted to each of our independent directors, Messrs. Thomas A. Hassard, Lee A. Lahourcade, Stanley D. Levy and Paul B. Murphy Jr. Such shares were granted as part of the independent directors’ annual compensation for service on our board of directors and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

All eligible requests for redemptions received by the Company were redeemed using proceeds from our dividend reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (2)
July 1, 2013 through September 30, 2013	(1)	4,556,394	$6.75	4,556,394	876,036
Total		4,556,394		4,556,394

(1)	All shares were redeemed on July 1, 2013.

(2)
This amount represents the number of shares available for redemption on October 1, 2013. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities for additional information on the re-opening and amendment and restatement of our share redemption program effective in April 2013. The funds available for redemption are generally limited to the amount of proceeds received from our dividend reinvestment plan. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability of a stockholder, we may waive the annual limitation on the number of shares that will be redeemed.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

November 13, 2013	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

November 13, 2013	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.		Description
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
32.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101	*
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 13, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

__________

*	Filed herewith