Form 10-K
period 2013-12-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2014-03-28
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

The registrant had 227.8 million shares of common stock outstanding as of March 20, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2014 annual meeting of stockholders are incorporated by reference in Part III.

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	27
Item 3.	Legal Proceedings	32
Item 4.	Mine Safety Disclosures	32
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	40
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 8.	Financial Statements and Supplementary Data	66
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	96
Item 9A.	Controls and Procedures	96
Item 9B.	Other Information	96
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	97
Item 11.	Executive Compensation	97
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97
Item 13.	Certain Relationships and Related Transactions, and Director Independence	97
Item 14.	Principal Accountant Fees and Services	97
PART IV
Item 15.	Exhibits, Financial Statement Schedules	98

SIGNATURES
EX-10.5	Howard Hughes Center Purchase Agreement
EX-10.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Hines REIT Properties, L.P.
EX-21.1	List of Subsidiaries
EX-23.1	Consent
EX-23.2	Consent
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906
EX-99.1	Consent of Independent Valuer
EX-99.2	Consent of Independent Valuer
EX-99.3	Consent of Independent Valuer

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

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

Item 1.  Business

General Description of Business and Operations

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT”), was formed by Hines Interests Limited Partnership (“Hines”) on August 5, 2003, primarily for the purpose of engaging in the business of owning interests in real estate. Hines REIT has invested primarily in institutional-quality office properties located throughout the United States. As of December 31, 2013, we owned direct and indirect investments in 43 properties. These properties consisted of 30 U.S. office properties, one industrial property in Dallas, Texas and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”). These properties contain, in the aggregate, 19.4 million square feet of leasable space. Hines REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of Hines REIT’s current and future business is and will be conducted through Hines REIT Properties, L.P. (the “Operating Partnership”). We refer to Hines REIT, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines REIT or the Company as required by the context in which such pronoun is used.

We made investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through our investment in Hines US Core Office Fund LP (the “Core Fund”) in which we own a 28.8% non-managing general partner interest as of December 31, 2013. The Core Fund is a partnership organized in August 2003 by Hines to invest in existing “core” office properties in the United States that Hines believes are desirable long-term “core” holdings. As of December 31, 2013, we also owned a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors (“Weingarten”). See “Item 7. — Recent Developments and Subsequent Events” regarding the dissolution of our joint venture with Weingarten in January 2014. As a result of the joint venture dissolution, certain properties in the Grocery-Anchored Portfolio were distributed to us and Weingarten. Collectively, we refer to this transaction as the “Grocery-Anchored Portfolio Transaction.” In total, we have acquired interests in 64 properties since our inception and have sold our interests in 25 of those properties as of March 28, 2014.

We have raised capital for our real estate investments through public offerings of our common shares. In total, we have raised approximately $2.7 billion through our public offerings since June 2004. We commenced a $150.0 million offering of shares of our common stock under our dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of our new $300.0 million offering of shares of our common stock under our dividend reinvestment plan on July 1, 2012.  We refer to both offerings of shares under our dividend reinvestment plan collectively as  the “DRP Offering.” From inception of the DRP Offering through December 31, 2013, Hines REIT had received gross offering proceeds of $161.0 million from the sale of 19.7 million shares through the DRP Offering.  Based on market conditions and other considerations, we do not currently expect to commence any future offerings other than those related to shares issued under our dividend reinvestment plan. On January 1, 2014, Hines REIT received gross offering proceeds of $5.8 million from the sale of 0.9 million shares through the DRP Offering.

We have no employees. Our business is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us and our Advisor. As compensation for these services, we pay our Advisor certain fees, including asset management, acquisition and debt financing fees and we reimburse certain of the Advisor’s expenses in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,350 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Investment Policies

We have invested and may continue to invest primarily in institutional-quality office properties located throughout the United States. Our principal targeted assets are office properties with quality construction, desirable locations and quality tenants. These types of properties are generally located in central business districts or suburban markets of major metropolitan cities. In addition, we have invested in other real estate investments including properties outside of the United States and non-office properties. We believe that a diversified portfolio of such properties can generate stable cash flow and capital appreciation potential if the office portfolio is well-selected and well-diversified in number and location of properties, and the office properties are consistently well-managed.

Financing Strategy and Policies

We have and may continue to use debt financing from time to time for property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. Our portfolio was 42% leveraged as of December 31, 2013, with 86% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund).

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

We declare distributions to our stockholders as of daily record dates and aggregate and pay such distributions quarterly. For the years ended December 31, 2013, 2012 and 2011, we declared distributions equal to, in the aggregate, $0.33, $0.51 and $0.50 per share, respectively.   Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our last primary offering price of $10.08 per share). Beginning in April 2013, the annual distribution rate was decreased from $0.00138082 per share, per day to $0.00073973 per share, per day, which represented a change in the annualized distribution rate from 5% to 2.7% (based on our last primary offering price of $10.08 per share). Our last public offering of primary shares ended in 2009. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information concerning the determination of our current estimated share value.

With respect to the $0.00138082 per share, per day distributions declared for July 2011 through March 2013, $0.00041425 of the per share, per day distributions were designated by us as special distributions, which represented a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in us. The special distributions were funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our stockholders. The remaining 70% of our distributions were paid from funds generated by our operations.

On March 25, 2013, we declared a distribution of approximately $198.0 million, resulting in a distribution to stockholders of $0.80 per share that was paid during the three months ended June 30, 2013 to all stockholders of record as of April 2, 2013. This distribution was designated by us as a special distribution, which was a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in us. This special distribution represented a portion of the proceeds from the sale of Williams Tower and other strategic asset sales and therefore was not subject to reinvestment pursuant to our dividend reinvestment plan and was paid in cash. In the aggregate, we have declared special distributions totaling $1.01 per share.

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

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2004. In addition, the Core Fund has invested in properties through other entities that have elected to be taxed as REITs. Our management believes that we and the applicable entities in the Core Fund are organized and operate, and intend to continue operating, in such a manner as to qualify for treatment as REITs. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2013, 2012 and 2011 in the accompanying consolidated financial statements.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,350 employees located in over 100 cities across the United States and 17 foreign countries allows it to more effectively operate our real estate assets. However, competition may result in lower occupancy or rental rates or increase the level of inducements we offer to tenants.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. No tenant represented more than 10% of our consolidated rental revenue for the years ended December 31, 2013, 2012 and 2011.

Available Information

Stockholders may obtain copies of our filings with the U.S. Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.hinessecurities.com. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

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

There is no public market for our common shares, and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit the ability of our stockholders to sell their shares. We have a share redemption program, but it is limited in terms of the amount of shares that may be redeemed. Our board of directors may further limit, suspend or terminate our share redemption program upon 30 days' written notice, in the form of a current report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) and made available on our website (www.hinessecurities.com). It may be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment from our prior public offerings were reduced by funds used to pay certain up-front fees and expenses. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that stockholders will be able to sell their shares, whether pursuant to our share redemption program or otherwise, without incurring a substantial loss. You may also experience substantial losses in connection with a liquidation event or if we dispose of our assets. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, stockholders should consider our common shares as illiquid and a long-term investment and should be prepared to hold their shares for an indefinite length of time. Further, declining real estate fundamentals have had a significant negative impact on values of commercial real estate investments. On November 25, 2013, the Company's board of directors established a new estimated per share net asset value (“NAV”) of $6.40 and a new per-share redemption price of $5.45, which reflects a reduction from the prior estimated per share net asset value of $6.75 and prior per-share redemption price of $5.75 (both established in March 2013). The most recent estimated net asset value per share reflects a reduction from the offering price of primary shares in our most recent public offering (which closed in 2009) of $10.08. For a discussion of the methodology pursuant to which our estimated per share net asset value was determined by our board of directors, please see

“Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” for more information.

The new estimated per share net asset value of $6.40 has been calculated as of a moment in time. Although the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, additional sales of assets, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our dividend level relative to earnings, we do not undertake to update the estimated value per share on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

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

The offering price of our shares under our dividend reinvestment plan may not accurately represent the current value of our assets at any particular time and the actual value of your investment may be substantially less than what you pay.

The offering price for shares of our common stock under our dividend reinvestment plan is based on the estimated value per share determined by our board of directors, as described below in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The estimated value per share was calculated as of a moment in time, and the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. Therefore, the actual value of your investment may be substantially less than what you pay for shares of our common stock. The offering price is not indicative of either the price at which our shares would trade if they were listed on an exchange or actively traded by brokers or of the proceeds that you would receive if we were liquidated or dissolved.

Because we are conducting an ongoing offering pursuant to the dividend reinvestment plan, we are providing information about our net tangible book value per share. As of December 31, 2013, our net tangible book value per share was $4.89, which is less than the offering price for shares of our common stock in the dividend reinvestment plan. Net tangible book value is a rough approximation of value calculated simply as total book value of assets minus total liabilities (all of which are adjusted for noncontrolling interests). It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, (iii) the substantial fees paid in connection with our three prior public offerings, such as selling commissions and marketing fees, all or a portion of which were re-allowed by our dealer manager to participating broker dealers and (iv) the fees and expenses paid to our advisor and its affiliates in connection with the sale of shares of our common stock and the selection, acquisition, management and sale of our investments.

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

We may be adversely affected by trends in the office and real estate industry.

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make distributions to our shareholders.

We compete with affiliates of Hines for real estate investment opportunities and some of these affiliates have preferential rights to accept or reject certain investment opportunities in advance of our right to accept or reject such opportunities.

Hines, the sponsor of Hines REIT, has existing real estate joint ventures, funds and programs, which we collectively refer to as real estate investment vehicles, with investment objectives and strategies similar to ours, including Hines Global REIT, Inc. and Hines Global REIT II, Inc. Because we compete with these real estate investment vehicles for investment opportunities, Hines faces conflicts of interest in allocating investment opportunities between us and these other real estate investment vehicles. We have no priority rights to specific investment opportunities identified by Hines. Some of these entities have a priority right over other Hines real estate investment vehicles, including us, to accept investment opportunities that meet certain defined investment criteria. Because we and these other Hines real estate investment vehicles rely on Hines to present us with investment opportunities, these rights may reduce our investment opportunities. We therefore may not be able to invest in, or we may only invest indirectly with or through another Hines affiliated real estate investment vehicle in, certain investments we otherwise would make directly. To the extent we invest in opportunities with another real estate investment vehicle affiliated with Hines, we may not have the control over such investment that we would otherwise have if we owned all of or otherwise controlled such assets.

Our right to participate in Hines’ investment allocation process terminated when we fully invested the proceeds of our prior public offerings. Accordingly, Hines will decide in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated real estate investment vehicles, how to allocate such opportunities among us, Hines and other real estate investment vehicles. Because we do not have a right to accept or reject any investment opportunities before Hines, one or more of Hines’ real estate investment vehicles has the right to accept such opportunities, and which investment opportunities we receive, if any, is otherwise subject to Hines’ discretion, we may not be able to review and/or invest in opportunities which we would otherwise pursue if we were the only real estate investment vehicle sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other real estate investment vehicles sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other real estate investment vehicles, we may not be offered favorable investment opportunities identified by Hines when it would otherwise be in our best interest to accept such investment opportunities, and our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of our stockholders’ investment may be adversely impacted thereby.

We have invested a significant percentage of our total current investments in the Core Fund. Because of our current Core Fund investments, it is likely that Hines affiliates will retain significant control over certain investments even if our independent directors remove our Advisor.

While a majority of our independent directors may remove our Advisor upon 60 days' written notice, our independent directors cannot unilaterally remove the managing general partner of the Core Fund, which is also an affiliate of Hines. We have substantial investments in the Core Fund. Because of our current Core Fund investments and because our ability to remove the managing general partner of the Core Fund is limited, it is likely that an affiliate of Hines will maintain a substantial degree of control over certain investments despite the removal of our Advisor by our independent directors. In addition, our ability to redeem any investment we hold in the Core Fund is limited. Please see “— Business and Real Estate Risks — Our ability to redeem all or a portion of our investment in the Core Fund is subject to significant restrictions” for more information regarding our ability to redeem any investments in the Core Fund.

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

Hines REIT owned a 93.8% general partner interest in the Operating Partnership as of December 31, 2013. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of December 31, 2013. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 5.7% profits interest (the “Participation Interest”) in the Operating Partnership as of December 31, 2013. The Participation Interest will increase to the extent leverage is used because the use of leverage will allow us to acquire more assets. Each increase in this interest will dilute our stockholders' indirect investment in the Operating Partnership and, accordingly, reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

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

We are not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and therefore we will not be subject to the requirements imposed on an investment company by such Act. Similarly, the Core Fund is not registered as an investment company.

We are not, and the Core Fund is not, registered as an “investment company” under the Investment Company Act. Investment companies subject to this act are required to comply with a variety of substantive requirements, such as requirements relating to:

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

If our assets are deemed to be plan assets under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) the Advisor and the fiduciaries of investing ERISA plans may be exposed to liabilities under Title I of ERISA and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, an undivided interest in the assets of the entity attributable to that interest are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable regulations of the U.S. Department of the Treasury. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if our Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. In addition, if that were the case, an investment in our common shares might constitute an ineffective delegation of fiduciary responsibility to our Advisor, and expose the fiduciary of the benefit plan to co-fiduciary liability under ERISA for any breach by our Advisor of the fiduciary duties mandated under ERISA. If our Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making a further investment in us through our dividend reinvestment plan, stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on such stockholders' investment and our performance.

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

In the event that we have a concentration of real estate investments in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. An investment in the Company will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.  For example, based on our pro-rata share of the estimated aggregate value of the real estate investments in which we owned interests as of December 31, 2013, approximately 14% of our portfolio consists of properties located in Seattle, 14% of our portfolio consists of properties located in Dallas, 14% of our portfolio consists of properties located in Chicago, and 9% of our portfolio consists of properties located in San Francisco. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration and — Industry Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by unfavorable developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of December 31, 2013, 18% of our space is leased to tenants in the legal industry and 13% is leased to tenants in the finance and insurance industries.

We may acquire additional properties in the future, which could subject us to risks associated with owning and managing new properties.

We may acquire interests in additional properties in the future with proceeds from the sale of assets or from other sources. The acquisition of properties, or interests in properties by us, directly or indirectly, will subject us to risks associated with owning and/or managing properties. Specific examples of risks that could relate to acquisitions include:

•	risks that investments will fail to perform in accordance with our expectations because of conditions or liabilities it did not know about at the time of acquisition;

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

During various cycles, the commercial real estate market has experienced a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may have resulted in inflated purchase prices for such assets. We and the Core Fund purchased assets in such an environment, and to the extent either we purchase real estate in the future in such an environment, we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount it paid for such assets if, for example, the number of companies seeking to acquire such assets decreases. If any of these circumstances occur or the values of our investments are otherwise negatively affected, our ability to redeem our shares and our stockholders’ overall return may be adversely impacted.

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

We cannot assure stockholders that we will be able to continue paying distributions to our stockholders at our current per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. As a result of market conditions, Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our last primary offering price of $10.08 per share).  Beginning in April 2013, the annual distribution rate was decreased from $0.00138082 per share, per day to $0.00073973 per share, per day, which represented a change in the annualized distribution rate from 5% to 2.7% (based on our last primary offering price of $10.08 per share). Our last public offering of primary shares ended in 2009. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information concerning the determination of our current estimated per share net asset value.

In our initial quarters of operations, funds generated by our operations were insufficient to fund our distributions to stockholders and minority interests. As a result, our Advisor advanced funds to us to enable us to partially fund our distributions, and our Advisor deferred, and in some cases forgave, the reimbursement of such advances.  In addition, for the period from July 1, 2011 through December 31, 2012, our Advisor agreed to waive a portion of its monthly cash asset management fee such that the fee was reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we had invested in real estate investments as of the end of each month.  As a result of the waiver of these fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  This fee waiver was not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. We did not receive any advances from our Advisor after June 30, 2006, and, other than with respect to amounts previously forgiven as of December 31, 2006, we had reimbursed our Advisor for these advances. Our Advisor is under no obligation to advance funds to us in the future or to defer or waive fees in order to support our distributions. Please see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions.”

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

As noted above, we have sold certain of our investments and have distributed a portion of the sales proceeds to our stockholders as a special distribution that represents a return of our stockholders' invested capital. If we dispose of additional investments and do not reinvest those proceeds in new investments, then such dispositions also will reduce the aggregate cash flow generated by our properties and may adversely impact our ability to maintain the payment of regular distributions to our stockholders. As noted above, the $0.00073973 per share, per day distribution rate declared since April 2013 reflects a reduction from the $0.00138082 per share, per day rate that was declared between July 1, 2010 and March 31, 2013.

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

We expect our income, if any, to consist almost solely of our share of the Operating Partnership's income, and the cash available for the payment of distributions by us to our stockholders will consist of our share of cash distributions made by the Operating Partnership. As the general partner of the Operating Partnership, we will determine the amount of any distributions made by the Operating Partnership. However, we must consider a number of factors in making such distributions, including:

•	the amount of the cash available for distribution;

•	the impact of such distribution on other partners of the Operating Partnership;

•	the Operating Partnership's financial condition;

•	the Operating Partnership's capital expenditure requirements and reserves therefore; and

•	the annual distribution requirements contained in the Code necessary to qualify and maintain our qualification as a REIT.

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

We are one of only three publicly-offered real estate investment programs sponsored by Hines and Hines' first REIT. Hines' previous programs and investments were conducted through privately-held entities not subject to either the up-front commissions, fees or expenses associated with our public offerings or all of the laws and regulations that govern us, including reporting requirements under the federal securities laws, and tax and other regulations applicable to REITs. A significant portion of Hines' other programs and investments also involve development projects. Although we are not prohibited from participating in development projects, we currently do not expect to participate in development activities.

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

The partnership agreement for the Core Fund provides that the Core Fund will dissolve on December 31, 2015, subject to the right of the managing general partner to extend the term for two one-year periods, subject to approval by us and by the limited partners. Our ability to redeem our investment in the Core Fund is limited and, as a result, we may not be able to redeem some or all of our interest in the Core Fund prior to the liquidation of the Core Fund. Please see the risk factor captioned “ —If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investments in the Core Fund may be materially adversely affected” below.

If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investments in the Core Fund may be materially adversely affected.

The Core Fund co-owns several buildings together with certain independent pension plans and funds (the “Institutional Co-Investors”) that are advised by General Motors Investment Management Corporation Inc. (the “Institutional Co-Investor Advisor”). Each entity formed to hold these buildings is required to redeem the interests held by the Institutional Co-Investors in such entity at dates ranging from January 30, 2015 to May 1, 2019. Additionally, the Institutional Co-Investor Advisor is entitled to co-investment rights for real estate assets in which the Core Fund invests. For each asset in which Institutional Co-Investors acquire interests pursuant to the Institutional Co-Investor Advisor's co-investment rights, the Core Fund will establish a three-year period (except for Hines NY Core Office Trust, which has a one-year period) ending no later than the twelfth anniversary of the date the asset is acquired during which the entity through which those Institutional Co-Investors co-invest in such asset will redeem such Institutional Co-Investors' interests in such entity, unless the Institutional Co-Investors elect to extend such period. The Institutional Co-Investor Advisor also has certain buy/sell rights in entities in which the Institutional Co-Investors have co-invested with the Core Fund.

In addition, certain limited partnerships established by Ideenkapital Financial Engineering AG and affiliated entities under the laws of Germany own interests in Hines US Core Office Properties LP (“US Core Properties”), a subsidiary of the Core Fund through which it owns its current investments. Each such entity (“IK Fund”) has the right to require US Core Properties to redeem all or a portion of its interest in US Core Properties as of certain dates ranging from December 31, 2014 through December 31, 2017. The Core Fund is obligated to provide US Core Properties with sufficient funds to fulfill US Core Properties' obligations in respect of the IK Fund redemption rights described above, to the extent sufficient funds are not otherwise available to US Core Properties.

We cannot assure our stockholders that the Core Fund will have capital available on favorable terms or at all to fund the redemption of such interests. If the Core Fund is forced to sell any of its assets in order to fund these redemptions, the disposition of such assets could materially adversely impact the Core Fund's operations and ability to make distributions to us and, consequently, our investment in the Core Fund.

We could be responsible for all liabilities of limited partnership joint ventures in which we invest as the general partner.

Our interest in the Core Fund is in the form of a non-managing general partner interest. As a non-managing general partner, we are potentially liable for all liabilities of the Core Fund without having the same rights of management or control over the operation of the Core Fund as the managing general partner. Therefore, our liability may far exceed the amount or value of investment we initially made or then had in the Core Fund.

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

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the identification and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and our Advisor have broad discretion when identifying, evaluating and making investments with the proceeds of our public offerings and sales of other investments. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest. We may not be able to retain our key employees. For example, Charles N. Hazen, our former Chief Executive Officer and President, resigned from these positions effective March 15, 2013. Sherri W. Schugart succeeded Mr. Hazen in these positions as of the same date. In connection with Ms. Schugart's new roles, Ms. Schugart resigned from her role as Chief Operating Officer and this role has remained vacant following her resignation. To the extent we are unable to retain and/or find qualified successors for key employees that depart the Company, our results of operations may be adversely impacted. Our officers and the management of the Advisor also serve in similar capacities for numerous other entities. If Hines (or any of its key employees) is distracted by these other activities or suffers from adverse financial or operational problems in connection with its operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. We will not provide key-man life insurance policies for any of Hines' key employees. Please see “— Potential Conflicts of Interest Risks — Employees of the Advisor and Hines will face conflicts of interest relating to time management and allocation of resources and investment opportunities.”

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

We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue.

We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in proportion to changes in our rental revenue. As a result, our costs will not necessarily decline even if our revenues do. Similarly, our operating costs could increase while our revenues stay flat or decline. In either such event, we may be forced to borrow to cover our costs, we may incur losses or we may not have cash available to service our debt and to pay distributions to our stockholders.

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

For example, during 2013 and 2012, we recorded impairment charges on four and three of our directly-owned investments, respectively. There can be no assurance that we will not record additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken. Please see Note 13 of the Notes to the Consolidated Financial Statements in Item 8.

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

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

If any of our properties has or develops mold we may be required to undertake a costly program to remediate, contain or remove the mold. Mold growth may occur when moisture accumulates in buildings or on building materials. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. We may become liable to our tenants, their employees and others if property damage or health concerns arise, all of which could have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of our stockholders’ investment.

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

Equity real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs such as share redemptions. We expect to generally hold a property for the long term. When we sell any of our properties, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders. Further, we may not distribute any proceeds from the sale of properties to our stockholders. For example, we may use such proceeds to:

•	repay debt;

•	reinvest in additional real estate properties;

•	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	purchase shares under our share redemption program;

•	fund distributions;

•	create working capital reserves; or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our other properties.

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

Our costs associated with complying with the Americans with Disabilities Act (the “ADA”) may affect cash available for distributions.

Our properties are generally expected to be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We have attempted to acquire properties that comply with the ADA or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with the ADA. However, we may not be able to allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distributions and the amount of distributions to our stockholders.

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

We do not have employees. Pursuant to a contract with Hines, we rely on employees of Hines and its affiliates to manage and operate our business and they are contractually bound to devote the time and attention reasonably necessary to conduct our business in an appropriate manner. Our officers and the officers and employees of our Advisor, Hines and its affiliates hold similar positions in numerous entities and they may from time to time allocate more of their time to service the needs of such entities than they allocate to servicing our needs. Hines is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and Hines will continue to be actively involved in real estate operations and activities other than our operations and activities. Hines currently controls and/or operates other entities that own properties in many of the markets in which we may seek to invest. Hines spends a material amount of time managing these properties and other assets unrelated to our business. We lack the ability to manage it without the time and attention of Hines' employees.

Hines and its affiliates are general partners and sponsors of other investment vehicles having investment objectives and legal and financial obligations similar to ours. Because Hines and its affiliates have interests in other investment vehicles and also engage in other business activities, they may have conflicts of interest in allocating their time and resources among our business and these other activities. Our officers and directors, as well as those of our Advisor, own equity interests in entities affiliated with Hines from which we may buy properties. These individuals may make substantial profits in connection with such transactions, which could result in conflicts of interest. Likewise, such individuals could make substantial profits as the result of investment opportunities allocated to entities affiliated with Hines other than us. As a result of these interests, they could pursue transactions that may not be in our best interest.

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

Hines may face a conflict of interest when determining whether we should reinvest proceeds from sales or refinancings of our properties because Hines will continue to receive fees and may receive additional fees if the proceeds are reinvested.

Hines will receive compensation from us based on, among other things, the amount invested in properties and the revenues generated from those properties. In addition, Hines will receive acquisition fees in connection with investing in new properties. Therefore Hines may face a conflict of interest when determining whether to recommend to us that we reinvest proceeds from sales or refinancings, rather than distributing such proceeds to our stockholders, because if the proceeds are reinvested, Hines will continue to receive certain fees and may receive additional fees in connection with such reinvestment. Alternatively, if the proceeds of any sale or refinancing are distributed to our stockholders, Hines will no longer receive such fees.

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

Certain of our officers and directors are also officers and directors of the Advisor and other entities controlled by Hines such as the managing general partner of the Core Fund, the Advisor of Hines Global REIT, Inc., the Advisor of Hines Global REIT II, Inc. or the Adviser to HMS Income Fund, Inc. Some of these entities may compete with us for leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our stockholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

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

We believe that we qualify as a REIT under the Code. A REIT generally is not taxed at the corporate level on income that it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a “publicly traded partnership” for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in the Operating Partnership. However, if the Internal Revenue Service (the “IRS”) successfully determined that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductible distributions in computing the Operating Partnership's taxable income. In addition, we could fail to qualify as a REIT.  Please see “— If we fail to qualify as a REIT, our operations and ability to pay distributions to our stockholders would be adversely impacted” above. In addition, the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common shares, or gain from the sale of common shares should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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

•
part of the income and gain recognized by a tax-exempt investor with respect to our common shares would constitute unrelated business taxable income if such investor incurs debt in order to finance the acquisition of the common shares; and

•
part or all of the income or gain recognized with respect to our common shares by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Investors may realize taxable income without receiving cash distributions.

If stockholders participate in the dividend reinvestment plan and such stockholders are subject to U.S. federal income taxation, they will be required to take into account, in computing their taxable income, ordinary and capital gain distributions allocable to shares they own, even though they receive no cash because such distributions are reinvested.

Foreign investors may be subject to the Foreign Investment in Real Property Tax Act (“FIRPTA”) on sale of common shares if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under FIRPTA on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT's capital stock, by value, has been owned, directly and indirectly, by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT's existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gains realized by foreign investors on a sale of our common shares would be subject to tax under FIRPTA, unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common shares. Our common shares are not currently traded on an established securities market.

In certain circumstances, we may be subject to federal, state, local or foreign income or other taxes as a REIT, which would reduce our cash available to pay distributions to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state, local or foreign income or other taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid paying federal income tax and/or the 4% excise tax that applies to certain income retained by a REIT. We may also decide to retain income that we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or of other entities through which we indirectly own our assets. Any taxes that we pay will reduce our cash available for distribution to our stockholders.

We have entered, and may continue to enter into, certain hedging transactions which may have a potential impact on our REIT status.

We have entered into hedging transactions with respect to certain of our activities and may continue to enter into similar transactions in the future. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts.

The gross income tests generally exclude any income or gain from a hedging or similar transaction entered into by the REIT primarily to manage the risk of  interest rate, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to manage the risk of currency fluctuations with respect to an item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain), provided that we properly identify such hedges and other transactions in the manner required by the Code. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is likely to be treated as non-qualifying income for purposes of the gross income tests and may affect our ability to qualify as a REIT. In addition, to the extent that our position in a hedging transaction has positive value, the instrument may be treated as a non-qualifying asset for purposes of the gross asset tests to which REITs are subject.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts or estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in our common shares to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of our common shares.

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.

We may hold interests in other REITs and in real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation. Failure to qualify as a REIT may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity's ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of shares of our common stock. We may be required to forego otherwise attractive opportunities or make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to the qualification and taxation of REITs and to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may be given retroactive or prospective effect, and we cannot assure our stockholders that any such changes will not adversely affect how we are taxed or the taxation of our stockholders. Any such changes could have an adverse effect on us and on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2013, we owned direct and indirect investments in 43 properties. These properties consisted of 30 U.S. office properties, one industrial property in Dallas, Texas and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. These properties contain, in the aggregate, 19.4 million square feet of leasable space, and we believe each property is suitable for its intended purpose. The following tables provide summary information regarding the properties in which we owned interests as of December 31, 2013.

Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased	Our Effective Ownership (1)
Directly-owned Properties
321 North Clark	Chicago, Illinois	4/2006; $247.3	889,744	85%	100%
Citymark	Dallas, Texas	8/2005; $27.8	218,926	66%	100%
4050/4055 Corporate Drive	Dallas, Texas	5/2008; $42.8	643,429	85%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007; $289.6	1,253,615	80%	100%
345 Inverness Drive	Denver, Colorado	12/2008; $25.7	175,287	69%	100%
Arapahoe Business Park	Denver, Colorado	12/2008; $40.8	309,450	89%	100%
2100 Powell	Emeryville, California	12/2006; $144.9	345,892	75%	100%
2555 Grand	Kansas City, Missouri	2/2008; $155.8	595,607	100%	100%
3 Huntington Quadrangle	Melville, New York	7/2007; $87.0	407,912	95%	100%
Airport Corporate Center	Miami, Florida	1/2006; $156.8	1,018,428	79%	100%
Minneapolis Office/Flex Portfolio (2)	Minneapolis, Minnesota	9/2007; $87.0	770,139	80%	100%
3400 Data Drive	Rancho Cordova, California	11/2006; $32.8	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006; $99.0	251,313	100%	100%
Laguna Buildings	Redmond, Washington	1/2007; $118.0	460,661	97%	100%
1515 S Street	Sacramento, California	11/2005; $66.6	399,636	99%	100%
1900 and 2000 Alameda	San Mateo, California	6/2005; $59.8	254,145	95%	100%
Seattle Design Center	Seattle, Washington	6/2007; $56.8	390,684	62%	100%
5th and Bell	Seattle, Washington	6/2007; $72.2	197,135	49%	100%
Total for Directly-Owned Properties			8,731,706	84%

Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	7/2006; $305.0	1,100,312	80%	24%
The Carillon Building	Charlotte, North Carolina	7/2007; $140.0	473,897	77%	24%
Charlotte Plaza	Charlotte, North Carolina	6/2007; $175.5	628,948	92%	24%
One North Wacker	Chicago, Illinois	3/2008; $540.0	1,373,754	95%	12%
333 West Wacker	Chicago, Illinois	4/2006; $223.0	857,397	80%	19%
Renaissance Square	Phoenix, Arizona	12/2007; $270.9	965,508	74%	24%
Riverfront Plaza	Richmond, Virginia	11/2006; $277.5	951,616	81%	24%
Wells Fargo Center	Sacramento, California	5/2007; $224.0	507,138	83%	19%
525 B Street	San Diego, California	8/2005; $116.3	449,180	80%	24%
The KPMG Building	San Francisco, California	9/2004; $148.0	379,328	97%	24%
101 Second Street (3)	San Francisco, California	9/2004; $157.0	388,370	89%	24%
720 Olive Way	Seattle, Washington	1/2006; $83.7	300,710	85%	19%
Warner Center	Woodland Hills, California	10/2006; $311.0	808,274	88%	19%
Total for Core Fund Properties			9,184,432	85%

Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased		Our Effective Ownership (1)
Grocery-Anchored Portfolio (5)
Cherokee Plaza	Atlanta, Georgia	11/2008; (4)	102,864	97%		70%
Bellaire Boulevard Center	Bellaire, Texas	11/2008; (4)	35,081	100%		70%
Thompson Bridge Commons	Gainesville, Georgia	3/2009; $15.3	92,587	97%		70%
Champions Village	Houston, Texas	11/2008; (4)	392,967	93%		70%
King’s Crossing	Kingwood, Texas	11/2008; (4)	126,397	97%		70%
Sandy Plains Exchange	Marietta, Georgia	2/2009; $12.4	72,784	93%		70%
Commons at Dexter Lakes	Memphis, Tennessee	11/2008; (4)	228,796	88%		70%
Mendenhall Commons	Memphis, Tennessee	11/2008; (4)	88,108	97%		70%
University Palms Shopping Center	Oviedo, Florida	11/2008; (4)	99,172	100%		70%
Shoppes at Parkland	Parkland, Florida	3/2009; $27.7	145,720	94%		70%
Oak Park Village	San Antonio, Texas	11/2008; (4)	64,287	95%		70%
Heritage Station	Wake Forest, North Carolina	1/2009; $10.8	68,641	96%		70%
Total for Grocery-Anchored Portfolio			1,517,404	94%
Total for All Properties			19,433,542	85%	(6)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2013, Hines REIT owned a 93.8% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 6.2% interest in the Operating Partnership. In addition, we owned an approximate 28.8% non-managing general partner interest in the Core Fund as of December 31, 2013. The Core Fund does not own 100% of its properties; its ownership interest in its properties ranges from 42.2% to 82.8%.

(2)
In March 2014, we sold a building in the Minneapolis Office/Flex Portfolio and in January 2014 we entered into a contract to sell the remaining properties in the portfolio. We expect this transaction to close in the second quarter of 2014. The contract sales price of the entire portfolio, which we acquired in September 2007 for a net contract purchase price of $87.0 million, is $76.1 million.

(3)	In January 2014, the Core Fund sold 101 Second Street, which the Core Fund acquired in September 2004 for a contract purchase price of $157.0 million, for a contract sales price of $297.5 million.

(4)	These properties were originally purchased as part of a portfolio that included eight properties for a purchase price of $205.1 million.

(5)
In January 2014, we completed the Grocery-Anchored Portfolio Transaction. The four Grocery-Anchored Portfolio properties distributed to Weingarten were Bellaire Boulevard Center, King’s Crossing, Commons at Dexter Lakes and Mendenhall Commons. See Note 16 — Subsequent Events for additional information regarding the Grocery-Anchored Portfolio Transaction.

(6)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 85%.

Lease Expirations

Directly-Owned Properties

The following table lists, on an aggregate basis, all of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2014 through December 31, 2023 and thereafter for the 18 properties we owned directly as of December 31, 2013. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	1,386,407	15.9%	$—	—%
2014	109	435,071	5.0%	$5,901,872	4.6%
2015	99	802,438	9.2%	$15,359,511	12.0%
2016	86	593,956	6.8%	$12,788,038	10.0%
2017	66	894,407	10.2%	$14,822,942	11.6%
2018	82	1,275,464	14.6%	$13,295,571	10.4%
2019	26	570,915	6.5%	$11,732,810	9.2%
2020	20	452,180	5.2%	$7,937,516	6.2%
2021	13	388,949	4.5%	$6,317,142	4.9%
2022	11	437,352	5.0%	$8,623,054	6.7%
2023	9	365,573	4.2%	$6,226,672	4.9%
Thereafter	18	1,128,994	12.9%	$24,900,678	19.5%

Indirectly-Owned Properties

The following table lists all of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2014 through December 31, 2023 and thereafter for the 25 properties in which we owned an indirect interest as of December 31, 2013, excluding 101 Second Street, which was deemed held for sale by the Core Fund as of December 31, 2013. The table shows the approximate leasable square feet represented by the applicable lease expirations represents a 100% interest in each of the properties:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent Total Annual Base Rental Income
Vacant	—	1,458,546	14.1%	$—	—%
2014	96	815,277	7.9%	$13,173,846	6.6%
2015	63	829,294	8.0%	$19,407,920	9.7%
2016	63	685,867	6.7%	$16,487,340	8.3%
2017	65	907,188	8.8%	$24,413,204	12.2%
2018	35	671,979	6.5%	$13,314,029	6.7%
2019	29	514,754	5.0%	$11,933,225	6.0%
2020	20	379,081	3.7%	$9,387,579	4.7%
2021	19	733,940	7.1%	$18,986,302	9.5%
2022	14	672,374	6.5%	$19,336,031	9.7%
2023	5	258,917	2.5%	$7,215,590	3.6%
Thereafter	31	2,386,249	23.2%	$46,157,158	23.0%

All Properties

The following table lists our pro-rata share of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2014 through December 31, 2023 and thereafter for all of the properties in which we owned an interest as of December 31, 2013, excluding 101 Second Street, which was deemed held for sale by the Core Fund as of December 31, 2013. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area (1)	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	1,773,062	14.7%	$—	—%
2014	205	731,553	6.1%	$9,788,745	5.4%
2015	162	1,088,731	9.0%	$20,971,433	11.5%
2016	149	859,163	7.1%	$20,554,479	11.2%
2017	131	1,183,108	9.8%	$21,409,045	11.7%
2018	117	1,680,086	13.9%	$18,410,165	10.1%
2019	55	721,768	6.0%	$15,521,350	8.5%
2020	40	529,620	4.4%	$9,820,704	5.4%
2021	32	627,113	5.2%	$10,651,609	5.8%
2022	25	588,665	4.9%	$12,384,034	6.8%
2023	14	429,718	3.6%	$7,751,853	4.2%
Thereafter	49	1,854,667	15.3%	$35,659,562	19.4%

(1)	These amounts represent our pro-rata share based on our effective ownership in each of the properties as of December 31, 2013.

Market Concentration

The following table provides a summary of the market concentration of our portfolio based on the estimated aggregate value of our real estate investments (including our pro rata share of real estate assets through our investments in other entities such as the Core Fund) of each of the properties in which we owned interests as of December 31, 2013, excluding 101 Second Street, which was deemed held for sale by the Core Fund as of December 31, 2013:

Market	Market Concentration: Directly-Owned Properties	Market Concentration: Indirectly-Owned Properties (1)	Market Concentration: All Properties
Seattle, Washington	18%	3%	14%
Dallas, Texas	21%	—%	14%
Chicago, Illinois	14%	20%	14%
San Francisco, California	11%	11%	9%
Miami, Florida	7%	*	7%
Kansas City, Missouri	9%	—%	6%
Sacramento, California	6%	6%	6%
Atlanta, Georgia	—%	14%	4%
New York, New York	4%	—%	3%
Minneapolis, Minnesota	5%	—%	3%
Houston, Texas	—%	4%	3%
Charlotte, North Carolina	—%	10%	3%
Denver, Colorado	5%	—%	3%
Richmond, Virginia	—%	8%	3%
Phoenix, Arizona	—%	7%	3%
Los Angeles, California	—%	8%	2%
Memphis, Tennessee	—%	1%	1%
San Diego, California	—%	5%	1%
Orlando, Florida	—%	*	*
Raleigh, North Carolina	—%	*	*
San Antonio, Texas	—%	*	*

*       Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investments in the Core Fund and the Grocery-Anchored Portfolio as of December 31, 2013. These amounts assume we own a 100% interest in each of the properties.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share (unless otherwise noted) of their leased square footage as of December 31, 2013, excluding 101 Second Street, which was deemed held for sale by the Core Fund as of December 31, 2013:

Industry	Industry Concentration: Directly-Owned Properties	Industry Concentration: Indirectly-Owned Properties (1)	Industry Concentration: All Properties
Legal	16%	32%	18%
Finance and Insurance	12%	21%	13%
Manufacturing	11%	*	9%
Grocery-Anchored Retail	—%	14%	8%
Information and Technology	10%	3%	8%
Professional Services	8%	6%	7%
Health Care	7%	*	6%
Government	6%	6%	6%
Wholesale Trade	5%	*	4%
Arts, Entertainment and Recreation	4%	—%	3%
Retail	4%	*	3%
Other Services	4%	*	3%
Accounting	2%	7%	3%
Transportation and Warehousing	3%	*	2%
Education Services	2%	3%	2%
Construction	3%	*	2%
Real Estate	2%	2%	2%
Administrative and Support Services	1%	1%	1%
Other	*	2%	*

*       Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investments in the Core Fund and the Grocery-Anchored Portfolio as of December 31, 2013. These amounts represent a 100% interest in each of the properties.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 28, 2014, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2013, we had 229.2 million common shares that were outstanding, held by a total of approximately 55,400 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There currently is no established public trading market for our common shares and we do not expect one to develop. On November 25, 2013, our board of directors established a new estimated per share value of our common stock of $6.40 and a new per-share redemption price of our common stock $5.45, which reflects a reduction from the offering price of primary shares in our most recent public offering (which closed in December 2009) of $10.08.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of our common shares, we are required pursuant to FINRA Rule 5110(f)(2)(M) to disclose in each annual report distributed to our stockholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor has agreed to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares is deemed to be $6.40 per share as of December 31, 2013. Our new estimated per share net asset value (“NAV”) was determined utilizing the guidelines established by the Investment Program Association Practice Guideline 2013-01 – “Valuation of Publicly Registered, Non-Listed REITs” issued April 29, 2013. Our deemed estimated per share value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements.

Methodology

We engaged Cushman & Wakefield, Inc. (“Cushman”) and CBRE Group, Inc. (“CBRE”), independent third-party real estate advisory and consulting services firms, to provide, or cause their subsidiaries to provide, appraised values of our real estate investments as of September 30, 2013. These appraisals were performed in accordance with the Appraisal Foundation’s Uniform Standards of Professional Appraisal Practice. Cushman and CBRE have extensive experience in conducting appraisals and valuations on real properties and each of the appraisals was prepared by personnel who are members of the Appraisal Institute and have the Member of the Appraisal Institute designation. Additionally, we engaged Jones Lang LaSalle Incorporated (“JLL”), an independent third-party real estate advisory and consulting services firm, to provide values of our debt obligations as of September 30, 2013.

As shown in the table below, our board of directors determined the estimated per share NAV by (i) utilizing the appraised values of our real estate property investments and adding our other assets comprised of cash, restricted cash, tenant and other receivables, distribution receivable and other assets less other liabilities which includes accounts payable and accrued expenses, due to affiliates, other liabilities and distributions payable, (ii) subtracting the values of our debt obligations, as well as amounts related to noncontrolling interests, and (iii) dividing the total by 229 million common shares outstanding, resulting in an estimated per share NAV of $6.40. As described above, the appraised values of our real estate property investments and the values of our debt obligations were determined as of September 30, 2013. The values of the other tangible assets and liabilities described above were determined based on their cost as of September 30, 2013 and included certain pro forma adjustments primarily related to: (i) the issuance of additional shares of our common stock through our dividend reinvestment plan on October 1, 2013, (ii) shares redeemed pursuant to our share redemption plan on October 1, 2013, and (iii) the anticipated effect of the Grocery-Anchored Portfolio Transaction. Other than those adjustments described above, we did not make additional adjustments related to our actual or anticipated operations for the period from October 1, 2013 through December 31, 2013. Additionally, the calculation of the estimated per share NAV excluded certain items on our unaudited balance sheet that were determined to have no future value or economic impact on the valuation. Examples of such items include receivables related to straight-line rental revenue. Other items were excluded because they were already considered elsewhere in the valuation. Examples of such items include intangible lease assets and liabilities related to our real estate property investments and costs incurred for capital expenditures that were considered in the appraised values of our real estate property investments and the fair values of interest rate swaps, as they were considered in the valuation of our debt.

The aggregate appraised value of our real estate property investments was $2,093.7 million, including amounts attributable to unconsolidated subsidiaries, which represents a 20% decrease compared to the net purchase price plus any capital expenditures of the real estate property investments incurred from inception through September 30, 2013 of $2,606.0 million.

The table below sets forth the calculation of our estimated NAV and estimated per share NAV:

	Estimated Value (in thousands)	Per Share
Real estate investments, including unconsolidated subsidiaries	$2,093,700	$9.14
Cash and other assets, net of other liabilities	259,804	1.13
Debt obligations	(795,434)	(3.47)
Noncontrolling interests	(92,238)	(0.40)
Estimated value / value per share	$1,465,832	$6.40

Real estate investments, including unconsolidated subsidiaries - The appraisal values provided by Cushman and CBRE, or their subsidiaries, were primarily determined using methodologies that are commonly used in the commercial real estate industry (including discounted cash flow analysis and reviews of current, historical and projected capitalization rates for properties comparable to those owned by the Company) and assume a 9 to 13-year holding period. Other key assumptions that were used in the discounted cash flow analysis are set forth in the following table:

	Range	Weighted Average
Exit capitalization rate	5.5% - 9.0%	6.9%
Discount rate/internal rate of return	6.0% - 10.0%	7.8%

Cash and other assets, net of other liabilities - Cash and other assets and liabilities were valued based on the amounts recorded for reporting purposes less estimated reserves for doubtful accounts.

Debt obligations - We engaged JLL to provide values of our debt obligations as of September 30, 2013. Such values were based on estimates of current interest rates and leverage levels for similar obligations and then marked to market.

Noncontrolling interests - The value of interests owned by affiliates of Hines was determined based on their interest in each of the items described above. As of September 30, 2013, Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership. Additionally, as of September 30, 2013, HALP Associates Limited Partnership, another affiliate of Hines, owned a 5.5% profits interest (the “Participation Interest”) in the Operating Partnership and we owned the remaining 94.0% interest in the Operating Partnership as of September 30, 2013.

Liquidity discount - No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the estimated per-share valuation and no attempt was made to value us as an enterprise.

The primary drivers of the change in the estimated per share value from $6.75 in March 2013 to $6.40 in November 2013 are as follows:

•	$0.18 per share net increase in the aggregate value of our real estate investments since our prior valuation in November 2012, which represents a 1.1% net increase in value;

•	$0.36 per share reduction resulting from capital expenditures made since our prior valuation in November 2012 primarily related to leasing capital at our properties;

•
$0.13 per share reduction resulting from costs paid in relation to loan defeasance, swap breakage on the prepayment of debt, financing fees and expenses incurred and changes in the estimated fair value of our debt since our prior valuation in November 2012; and

•
$0.06 per share reduction related to an increase in the value of the noncontrolling interests since our prior valuation in November 2012, which is primarily attributable to Hines’ continued reinvestment of asset management fees in us through the Participation Interest.

Based on the information above, and in consultation with our advisor, the Advisor, our board of directors unanimously agreed upon an estimated per share value of $6.40, which is consistent with the Advisor’s recommendation.

Limitations of the Estimated Per Share Value

As with any valuation methodology, the methodology used to determine the estimated per share NAV was based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive an estimated per share NAV that could be significantly different from the estimated per share NAV determined by our board of directors. For example, assuming all other factors remained unchanged, an increase in the average discount rate of 25 basis points would yield a decrease in the appraised values of our real estate investments of 2.0%, while a decrease in the average discount rate of 25 basis points would yield an increase in the appraised values of our real estate investments of 1.8%. Likewise, an increase in the average exit capitalization rate of 25 basis points would yield a decrease in the appraised values of our real estate investments of 2.3%, while a decrease in the average exit capitalization rate of 25 basis points would yield an increase in the appraised values of our real estate investments of 2.2%.

The estimated per share NAV determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with U.S. generally accepted accounting principles (“GAAP”), and such estimated per share NAV is not a representation, warranty or guarantee that (i) a stockholder would be able to realize the estimated share value if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the estimated per share NAV upon our liquidation or sale; (iii) shares of our common stock would trade at the estimated per share NAV on a national securities exchange; (iv) a third party would offer the estimated per share NAV in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to estimate the value per share would be acceptable to FINRA. In addition, we can make no claim as to whether the estimated value will or will not satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.

Further, the estimated per share NAV was calculated as of a moment in time, and, although the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, sales of assets, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our distribution level relative to earnings, we do not undertake to update the estimated per share NAV on a regular basis. As a result, stockholders should not rely on the estimated per share NAV as being an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in the dividend reinvestment plan and whether to request redemption under our share redemption program.

Shares were offered pursuant to our dividend reinvestment plan at a fixed price of $6.40 per share as of December 31, 2013. The offering price of our shares under our dividend reinvestment plan may not be indicative of the price our stockholders would receive if they sold our shares outside of our share redemption program, if our shares were actively traded or in the case of a liquidation. Because there is no public market for our shares, any sale of our shares would likely be at a substantial discount. Please see “Item 1A. Risk Factors — Investment Risks — There is currently no public market for our common shares, and we do not presently intend to list the shares on a stock exchange. Therefore, it will likely be difficult for stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The estimated per-share value of our common shares has been established at an amount that is less than the price stockholders paid for their shares in our prior public offerings and may be further adjusted in the future.”

Distributions

In order to meet the requirements for being treated as a REIT under the Code and to pay regular cash distributions to our stockholders, which is one of our investment objectives, we have declared and expect to continue to declare distributions to stockholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly. We intend to continue this distribution policy for so long as our board of directors continues to deem this policy to be in our best interests. Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day.

With the authorization of our board of directors, we declared distributions in the amount of $0.00138082 per share, per day through March 31, 2013. With respect to the $0.00138082 per share, per day distributions declared for July 2011 through March 2013, $0.00041425 of the per share, per day distributions were designated by us as special distributions which represented a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in us.

The special distributions were funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our stockholders.

On March 25, 2013, we declared a distribution of approximately $198.0 million, resulting in a distribution to stockholders of $0.80 per share that was paid during the three months ended June 30, 2013 to all stockholders of record as of April 2, 2013. This distribution was designated by us as a special distribution, which was a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in us. This special distribution represented a portion of the proceeds from the sale of Williams Tower and other strategic asset sales and therefore was not subject to reinvestment pursuant to our dividend reinvestment plan and was paid in cash. In the aggregate, we have declared special distributions totaling $1.01 per share.

Further, with the authorization of our board of directors, we declared distributions for April 2013 through March 2014. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

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

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the quarters during the years ended December 31, 2013 and 2012, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Quarters Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2013
December 31, 2013	$9,786	$5,811	$15,597		$75
September 30, 2013	$9,769	$5,902	$15,671		$75
June 30, 2013	$9,829	$5,913	$15,742		$960
March 31, 2013	$214,893	$11,175	$226,068	(1)	$138
Total	$244,277	$28,801	$273,078		$1,248

2012
December 31, 2012	$17,801	$11,631	$29,432	(1)	$140
September 30, 2012	$17,513	$11,780	$29,293	(1)	$141
June 30, 2012	$17,054	$11,783	$28,837	(1)	$139
March 31, 2012	$16,813	$11,888	$28,701	(1)	$139
Total	$69,181	$47,082	$116,263		$559

(1)
As stated above, a portion of these distributions were funded using proceeds from sales of investment property, which represents a return of a portion of the stockholders’ invested capital.  For the years ended December 31, 2013 and December 31, 2012, respectively, $206.7 million and $35.0 million of the distributions declared to our stockholders were paid using such sales proceeds.

For the years ended December 31, 2013 and 2012, we funded cash distributions with cash flows from operating activities (8% and 21%, respectively), distributions received from our unconsolidated investments (20% and 20%, respectively) and proceeds from the sales of our real estate investments (72% and 59%, respectively).

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

For the year ended December 31, 2013, 81.3% of the distribution paid were taxable as capital gain dividends and approximately 18.7% were treated as a return of capital for federal income tax purposes. For the year ended December 31, 2012, less than 1% of the distributions paid were taxable as capital gain dividends and approximately 99.4% were treated as a return of capital for federal income tax purposes. The increase in the taxability of the dividend is primarily due to large gains from asset sales in 2013. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

On September 18, 2013, August 29, 2012 and August 25, 2011, 1,000 restricted common shares were granted to each of our independent directors, Messrs. Thomas A. Hassard (who resigned on December 9, 2013), Lee A. Lahourcade, Stanley D. Levy and Paul B. Murphy Jr. Such shares were granted, as part of their annual compensation for service on our board of directors, without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

Share Redemption Program

Our shares of common stock are currently not listed on a national securities exchange and we do not intend to list our shares. In order to provide our stockholders with some liquidity, we instituted a share redemption program at inception. However, on November 30, 2009, our board of directors determined that it was in our best interest to suspend our share redemption program until further notice, except with respect to redemption requests made in connection with the death or disability (as defined in the Code) of a stockholder. On March 25, 2013, our board of directors amended and restated our share redemption program and reinstated the program effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. The complete text of the amended and restated share redemption program is as follows:

Prior to the time, if any, that our shares are listed on a national securities exchange and subject to the conditions and limitations described in this share redemption program, any shares that have been held by the stockholder for at least one year since the date of their acquisition, and were (i) purchased from us (ii) received through a non-cash transaction, not in the secondary market or (iii) purchased from another stockholder prior to January 11, 2009, may be presented in whole or in part to us for redemption. In connection with such requests, we may, in our discretion, waive the one-year holding period requirement as well as certain other limitations in the circumstances described below. We will not pay our Advisor or its affiliates any fees to complete any transactions under our share redemption program.

To the extent our board of directors determines that it has sufficient available cash flow for redemptions, we intend to accept redemption requests for cash on a quarterly basis; however, our board of directors may determine from time to time to adjust the timing of redemptions upon 30 days' notice, which will be provided in the form of a Current Report on Form 8-K filed with the SEC and made available on our website (www.hinessecurities.com). The funds available for redemption will generally be limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability (as defined in the Code) of a stockholder, we may waive the one-year holding period requirement as well as the annual limitation on the number of shares that will be redeemed as summarized above. In addition, in the event a stockholder is having all his shares redeemed, the one-year holding requirement will be waived for shares purchased under our dividend reinvestment plan. The board of directors determined to waive the limitation on the share redemption plan and fully honor all eligible requests received for the quarters ended June 30, 2013, September 30, 2013 and December 31, 2013 totaling in the aggregate $51.2 million, which was in excess of the $23.0 million received from the dividend reinvestment plan in the prior quarters.

Our board of directors may terminate, suspend or amend our share redemption program and discontinue redemptions at any time without stockholder approval upon 30 days' written notice if our board of directors believes such action is in our best interest, or if our board of directors determines that the funds otherwise available to fund our share redemption program are needed for other purposes. The written notice will take the form of a Current Report on Form 8-K filed with the SEC and made available on our website.

Any shares that were redeemed in April 2013 pursuant to eligible redemption requests in connection with the death or disability of a stockholder that were received prior to April 1, 2013 were redeemed at a redemption price of $7.61 per share established in November 2012. Beginning with share redemption requests made during the second and third quarters of 2013, our share redemption price was $5.75 per share, which was 85% of our revised estimated per share NAV of $6.75. The redemption price was determined by our board of directors in its sole discretion. As a result of this new estimated per share NAV of $6.40 established in November 2013, beginning with any eligible redemption requests made during the fourth quarter of 2013, which were aggregated and redeemed on January 1, 2014, ordinary share redemption requests under our share redemption program were and will be redeemed at a price of $5.45 per share, which is approximately 85% of our new estimated per share NAV of $6.40. Any shares that are redeemed pursuant to eligible redemption requests in connection with the death or disability of a stockholder will be redeemed at the new estimated per share NAV of $6.40.

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

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using proceeds from sales of our assets and our dividend reinvestment plan. The following table lists shares we redeemed under our share redemption plan during the quarter ended December 31, 2013, including the average price paid per share.

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (2)
October 1, 2013 to October 31, 2013	1,970,623	$5.90	1,970,623	874,402
November 1, 2013 to November 30, 2013	—	N/A	—	874,402
December 1, 2013 to December 31, 2013	—	N/A	—	874,402
Total	1,970,623		1,970,623

(1)	All shares were redeemed on October 1, 2013.

(2)
This amount represents the number of shares available for redemption on January 1, 2014. The funds available for redemption are generally limited to the amount of proceeds received from our dividend reinvestment plan. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability of a stockholder, we may waive the annual limitation on the number of shares that will be redeemed.

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Operating Data:
Revenues	$168,108	$172,317	$182,011	$195,173	$221,983
Depreciation and amortization	$51,262	$55,042	$64,519	$70,881	$79,958
Asset management and acquisition fees	$27,970	$29,651	$16,173	$30,544	$27,984
General and administrative expenses	$7,281	$6,874	$6,740	$6,925	$6,108
Income (loss) from continuing operations before benefit (provision) for income taxes, gain on sale of unconsolidated joint venture and equity in earnings (losses) of unconsolidated entities, net	$(53,945)	$(99,601)	$(68,395)	$(71,819)	$5,717
Benefit (provision) for income taxes	$(274)	$(257)	$(265)	$(312)	$(317)
Equity in earnings (losses) of unconsolidated entities, net	$82,468	$9,460	$(5,138)	$5,513	$(8,777)
Income (loss) from continuing operations attributable to common stockholders	$60,227	$(90,238)	$(73,942)	$(70,051)	$(7,127)
Income (loss) from discontinued operations, net of taxes	$304,978	$14,650	$117,712	$31,235	$9,439
Net (income) loss attributable to noncontrolling interests	$(1,248)	$(559)	$(5,014)	$(4,524)	$(4,065)
Net income (loss) attributable to common stockholders	$348,066	$(76,307)	$38,900	$(39,907)	$2,620
Basic and diluted income (loss) from continuing operations attributable to common stockholders per common share	$0.26	$(0.39)	$(0.33)	$(0.32)	$(0.03)
Distributions declared per common share	$0.33	$0.51	$0.50	$0.55	$0.62
Weighted average common shares outstanding - basic and diluted	231,551	230,049	225,442	220,896	207,807
Balance Sheet Data:
Total investment property	$1,256,579	$1,863,434	$1,950,126	$2,213,212	$2,355,872
Investment in unconsolidated entities	$393,695	$329,418	$348,986	$373,798	$379,057
Assets held for sale	$—	$—	$—	$—	$42,499
Total assets	$2,182,723	$2,767,209	$2,912,012	$3,150,016	$3,339,780
Long-term obligations (1)	$954,743	$1,517,179	$1,525,083	$1,680,178	$1,712,722
__________

(1)	Long-term obligations includes interest rate swap contracts, participation interest liability and notes payable.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of December 31, 2013, we had direct and indirect interests in 43 properties. These properties consist of 30 office properties located throughout the United States, one industrial property in Dallas, Texas and a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”). See “Recent Developments and Subsequent Events” regarding the Grocery-Anchored Portfolio Transaction. In total, we acquired interests in 64 properties since our inception and have sold our interests in 25 of those properties as of March 28, 2014.

In order to provide capital for these investments, we raised approximately $2.7 billion through public offerings of our common stock, including shares of our common stock offered pursuant to its dividend reinvestment plan, since we commenced our initial public offering in June 2004. In consideration of market conditions and other factors, our board of directors determined to cease sales of our shares to new investors pursuant to our third public offering as of January 1, 2010. However, we have continued to sell shares under our dividend reinvestment plan. Based on market conditions and other considerations, we do not currently expect to commence any future offerings other than those related to shares issued under our dividend reinvestment plan.

In January 2013, we sold our 50% interest in Distribution Park Rio, our indirectly-owned industrial property in Rio de Janeiro, Brazil, which we acquired in June 2007 for an initial investment of $28.9 million, to an entity partially owned by an affiliate of Hines. We received net proceeds of $43.3 million from this sale. In addition, in March 2013, we sold Williams Tower for a net contract sales price of $412.0 million, which we acquired in May 2008 for a net contract purchase price of $271.5 million. Also, in July 2013, we sold the Raytheon/DIRECTV buildings and One Wilshire for a net contract sales price of $550.0 million. We originally acquired the Raytheon/DIRECTV buildings and One Wilshire in March 2008 and August 2007, respectively, for a net contract purchase price of $407.0 million.

We received proceeds of $919.5 million before retiring $414.9 million in mortgage loans in relation to these asset sales and paying $9.8 million in prepayment penalties on the settlement of the mortgage loans. Due to the strategic asset sale of Williams Tower during the first quarter of 2013 as well as the sales of assets in 2010 and 2011, we declared a special distribution of $198.0 million, resulting in a distribution to stockholders of $0.80 per share, which was paid during the three months ended June 30, 2013 to all stockholders of record as of April 2, 2013.

Since the conclusion of our third public offering, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders.  In doing this, we have elected to make strategic dispositions, as discussed above, which have provided us with additional liquidity.  With the proceeds we have received from these dispositions and that we may receive from potential future dispositions, we may choose to make additional strategic acquisitions, such as the purchase of the Howard Hughes Center, which we acquired in January 2014, or we may choose to reserve for future capital expenditure and leasing capital needs, reduce our leverage in the portfolio, make additional special distributions or use the proceeds for other purposes. With the acquisition of the Howard Hughes Center and the effect of the Grocery-Anchored Portfolio Transaction, our portfolio is now geographically located 48% in the West, 19% in the Midwest, 8% in the East and 25% in the South.

Additionally, on March 25, 2013, our board of directors amended and restated our share redemption program and reinstated the program effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. In connection with the reopening of our share redemption program, we have redeemed $43.8 million in shares and have $12.9 million in accounts payable and accrued expenses as of December 31, 2013 related to shares tendered for redemption and approved by the board of directors, but which were redeemed on January 1, 2014.

Our portfolio was 85% and 88% leased as of December 31, 2013 and December 31, 2012, respectively.  The reduction in our percentage leased is due to the sale of our highly-leased assets in 2013. Our management closely monitors the portfolio’s lease expirations for each of the years ended December 31, 2014 through December 31, 2018, are expected to approximate 6.1%, 9.0%, 7.1%, 9.8% and 13.9%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to lease our properties to a diverse tenant base over a variety of industries, our portfolio is approximately 18% leased to approximately 129 companies in the legal industry and approximately 13% leased to approximately 164 companies in the financial and insurance industries.

In November 2013, we established an estimated value per share of $6.40, which was a reduction from our previously established values per share of $6.75 in March 2013 and $7.61 established in November 2012. While we experienced a 1.1% net increase in values across our real estate investments, the increase in capital expenditures made since our prior valuation in November 2012 related to leasing capital at our properties and the increase in costs paid in relation to loan defeasance, swap breakage on the prepayment of debt and financing fees further reduced our estimated value per share. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a description of how our board of directors determined the estimated per share value in November 2013.

We pay distributions to our stockholders on a quarterly basis. With the authorization of our board of directors, we declared distributions in the amount of $0.00138082 per share, per day from July 2010 through March 2013. With respect to the $0.00138082 per share, per day distributions declared for July 2011 through March 2013, $0.00041425 of the per share, per day distributions were designated by the Company as special distributions which represented a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in the Company. The special distributions were funded with a portion of the proceeds from sales of investment property.

On March 25, 2013, we declared a special distribution of approximately $198.0 million, resulting in a distribution to stockholders of $0.80 per share that was paid during the three months ended June 30, 2013 to all stockholders of record as of April 2, 2013, which is reflected in the table below. This distribution was designated by us as a special distribution, which was a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in Hines REIT. The special distribution represents a portion of the proceeds from the sale of Williams Tower and other strategic asset sales. The special distribution was not subject to reinvestment pursuant to our dividend reinvestment plan and was paid in cash. In the aggregate, we have declared special distributions totaling $1.01 per share.

Further, with the authorization of our board of directors, we declared distributions for April 2013 through March 2014. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

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

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. In such an instance, we will record an impairment charge if we determine that a decline in the value of an investment below its fair value is other than temporary.  Our analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and our intent and ability to hold the investment to full recovery. Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded related to our investments in the Core Fund and the Grocery-Anchored Portfolio for the years ended December 31, 2013, 2012, and 2011. Further, no impairment was recorded related to our investment in Distribution Park Rio for the years ended December 31, 2012 and 2011. We sold our investment in Distribution Park Rio in January 2013. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of our investments, impairment charges may be recorded in future periods.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that we believe are similar to those used by market participants and are used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, equipment and identifiable intangible assets related to in-place leases and liabilities assumed, such as amounts related to acquired out-of-market leases, asset retirement obligations, mortgage notes payable. Values of buildings and improvements are determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor are expensed as incurred.

The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense.

Acquired out-of-market lease values (including ground leases) are recorded based on the present value (using a discount rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized out-of-market lease values are amortized as adjustments to rental revenue (or ground lease expense, as applicable) over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value is charged to rental revenue.

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

During the year ended December 31, 2013, we determined that four of our directly-owned investment properties located in El Segundo, California, Miami, Florida, Minneapolis, Minnesota and Dallas, Texas were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values.  As a result, an impairment loss of $33.9 million (which excludes $4.0 million that is recorded in discontinued operations) was recorded to write down the carrying value of these assets to their fair values for the year ended December 31, 2013. During the year ended December 31, 2012, we determined that three of our directly-owned investment properties located in Minneapolis, Minnesota, Melville, New York and Seattle, Washington were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values.  As a result, an impairment loss was recorded related to those certain properties of $53.5 million to write down the carrying value of these assets to their fair value for the year ended December 31, 2012. During the year ended December 31, 2011, no impairment loss were recorded for our directly-owned investment properties. If market conditions deteriorate or if management’s plans for certain properties change, additional impairment charges could be required in the future.

During the year ended December 31, 2013, no impairment losses were recorded related to our indirectly-owned properties. During the year ended December 31, 2012, impairment losses of $90.1 million were recorded related to seven of our indirectly-owned properties, five of which were located in the suburban area outside of Sacramento, California and two of which were located in Charlotte, North Carolina. Additionally, during the year ended December 31, 2011, impairment losses of $101.1 million were recorded related to five of our indirectly-owned properties located in the suburban area of Sacramento, California. Four of the five indirectly-owned properties in the suburban area of Sacramento, California were sold in December 2012 and the fifth property was returned to the lender in January 2013. See Note 5 — Investments in Unconsolidated Entities for additional information.

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

Revenue Recognition and Valuation of Receivables

We are required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays and bargain renewal options, if any. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant’s lease provision. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term and are included in other revenue in the accompanying consolidated statements of operations. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

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

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

We outsource management of our operations to the Advisor and certain other affiliates of Hines. Fees related to these services are accounted for based on the nature of the service and the relevant accounting literature. Fees for services performed that represent period costs are expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines. In addition to cash payments for acquisition fees and asset management fees paid to the Advisor, an affiliate of the Advisor has received a profits interest (“the Participation Interest”) in the Operating Partnership related to these services. Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Partnership Agreement”), the holder of the Participation Interest has the right to request the repurchase of the Participation Interest from us at any time, subject to a one-year holding period. We determine if the Participation Interest will be converted into cash or common shares except in the event that the Advisor is terminated by us. In the event that we terminate the Advisor, the holder of the Participation Interest may determine to have the Participation Interest repurchased in cash or common shares. Currently, it is our expectation that the Participation Interest will ultimately be settled in cash. Accordingly, the Participation Interest obligation has been classified as a liability in the accompanying consolidated balance sheets based on the estimated settlement value of this ownership interest plus any unpaid distributions, instead of equity, since it is probable that its ultimate settlement will be in the form of cash. The determination of the adjustment for the Participation Interest is subject to significant judgment.

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

In October 2012, FASB clarified and relocated guidance in the Accounting Standards Codification (“ASC” or the “Codification”), corrected unintended application of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance are effective upon issuance and amendments subject to transition guidance were effective for fiscal periods beginning after December 15, 2012. This guidance did not have a material impact on our financial statements.

In February 2013, FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The adoption of this guidance was effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on our financial statements.

In February 2013, FASB issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We do not believe the adoption of this guidance will have a material impact on our financial statements.

In March 2013, FASB issued guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments.  The guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years beginning after December 15, 2013.  We do not believe the adoption of this guidance will have a material impact on our financial statements.

In July 2013, FASB issued amendments to the Codification to provide guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. We do not believe the adoption of this guidance will have a material impact on our financial statements.

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

We are focused on maintaining a strong cash position and managing our capital needs.  Historically, our liquidity needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities.  However, due to our ability to execute on several strategic asset sales, an increasing portion of our liquidity needs were met and will continue to be met through the sale of our investment properties. If we continue to sell significant assets and do not reinvest the proceeds in additional investments, it will reduce the cash flow generated by our properties and may adversely impact our ability to pay regular distributions to our stockholders at the current distribution rate. Below is a list of properties sold by us and the Core Fund during 2013:

Hines REIT Asset Sales

•
One Wilshire / Raytheon/DIRECTV buildings - In July 2013, we sold the Raytheon/DIRECTV buildings and One Wilshire for a contract sales price of $550.0 million, from which we received net proceeds of $266.5 million. The Raytheon and DIRECTV buildings comprise a two-building office complex in the South Bay submarket in El Segundo, California, and One Wilshire is an office building and retail space with a subterranean parking garage located in Los Angeles, California.

•
Williams Tower - In March 2013, we sold Williams Tower, an office building and adjacent garage located in the Galleria/West Loop submarket of Houston, Texas, from which we received net proceeds of $228.4 million.

•
Distribution Park Rio - In January 2013, we sold our 50% interest in Distribution Park Rio, our indirectly-owned industrial property in Rio de Janeiro, Brazil, to an affiliate of Hines, from which we received net proceeds of $43.3 million.

Core Fund Asset Sales

•
New York Trust Assets - In June 2013, the Core Fund received net proceeds of $894.6 million from the sale of 425 Lexington, 499 Park Avenue and 1200 19th Street (collectively, the “New York Trust Assets”). Both 425 Lexington and 499 Park Avenue are located in midtown Manhattan, New York and 1200 19th Street is located in the Golden Triangle in Washington, D.C.’s central business district. At the date of disposition, we owned an 11% effective interest in the New York Trust Assets. The Core Fund paid us a distribution in the amount of $81.3 million in August 2013, a majority of which was related to the sale of the New York Trust Assets.

As discussed further below, as a result of strategic asset sales and the increase in additional liquidity, our board of directors reinstated the share redemption program in April 2013, declared a special distribution of approximately $198.0 million, or $0.80 per share, as a return of capital to stockholders and, in January 2014, we acquired the Howard Hughes Center, a portfolio of five Class A office buildings and an athletic club located in Los Angeles, California for a contract purchase price of $506.0 million, exclusive of transaction costs and working capital reserves.

Mortgage Financing

During the years ended December 31, 2013, 2012 and 2011, we were proactive in managing our debt portfolio by repaying or refinancing our outstanding borrowings as they became due or when properties were sold. Our portfolio was 42% leveraged as of December 31, 2013, with 86% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was 49% leveraged as of December 31, 2012. This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro-rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date. See “Cash Flows from Financing Activities — Debt Financing” for additional information regarding our financing activity during the years ended December 31, 2013, 2012 and 2011.

As of January 15, 2014, our portfolio was 48% leveraged as a result of our outstanding borrowings made to acquire the Howard Hughes Center. See “Recent Developments and Subsequent Events” for additional information regarding these borrowings and our acquisition of the Howard Hughes Center. We expect to replace the outstanding borrowings made in connection with the Howard Hughes Center acquisition with a permanent revolving credit facility although there can be no assurances that we will obtain such a facility.

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

Cash flows from operating activities decreased by $2.7 million in 2013 compared to 2012 primarily due to increased deferred leasing costs paid out in the current period offset by $43.2 million in distributions received from the Core Fund that was recorded in operating cash flows up to the amount of our equity in earnings in the Core Fund since inception.

Cash flows from operating activities increased by $15.5 million in 2012 compared to 2011 primarily due to decreased deferred leasing costs paid out during 2012.

Other items that also negatively impacted our operating cash flows were the sale of Atrium on Bay in 2011, the sales of Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings in 2013 and adverse effects of the economic recession on commercial real estate fundamentals and the corresponding reduction in our operating results.  To the extent we continue to sell properties, our operating cash flow may decrease.

Cash Flows from Investing Activities

Net cash provided by investing activities was $875.0 million, $15.0 million and $129.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.  During the years ended December 31, 2013 and 2011, cash flows from investing activities were primarily generated through sales of our properties and there were no sales of our directly-owned properties during 2012.  We have described certain other transactions below which may be helpful in understanding changes in our investing cash flows during the years ended December 31, 2013, 2012 and 2011.

Sales of Investment Property

The following list summarizes our sales of investment properties for the years ended December 31, 2013, 2012 and 2011:

•
In July 2013, we received proceeds of $526.1 million from the sale of One Wilshire and the Raytheon/DirecTV buildings before retiring $249.8 million in related mortgage loans and $9.8 million in prepayment penalties on the settlement of the mortgage loans.

•	In March 2013, we received proceeds of $393.4 million from the sale of Williams Tower before retiring a related $165.0 million mortgage loan.

•	In January 2013, we received net proceeds of $43.3 million from the sale of our 50% interest in Distribution Park Rio.

•
In June 2011, we received proceeds of $128.7 million from the sale of Atrium on Bay, net of transaction costs, assumption of related mortgage debt by the purchaser and local taxes.  Additionally, we received proceeds of $11.5 million in 2012 primarily related to the settlement of tax receivables established at the closing of the sale of Atrium on Bay.

Other Investing Cash Flows

The following list summarizes our investing cash flows for the years ended December 31, 2013, 2012 and 2011:

2013

•
We contributed $104.1 million to our joint venture with Weingarten, which was used to repay a $100.0 million note payable held by the joint venture pursuant to the terms of the agreement to dissolve our joint venture with Weingarten, to retire a loan on one of its properties without a prepayment penalty and to relieve a preferred equity position held by a third-party.

•
We paid $30.0 million related to a deposit on a pending real estate investment that closed in January 2014. See “Recent Developments and Subsequent Events” for additional information regarding our acquisition of the Howard Hughes Center.

•
We received distributions from the Core Fund totaling $94.1 million, of which $50.9 million was included in cash flows from investing activities as they exceeded our equity in earnings of the joint venture.

•	We had cash outflows related to investments in property of $8.6 million, primarily as a result of capital expenditures at our properties.

•
We experienced a decrease in restricted cash of $1.1 million largely due to the reduction of the mortgage escrow balance that was previously required on the Raytheon/DIRECTV buildings that were sold in 2013.

2012

•
We received distributions from the Core Fund totaling $17.3 million, which were included in cash flows from investing activities as they exceeded our equity in earnings of the joint venture. Beginning with the first quarter of 2009, the Core Fund decreased its distribution to us to pay down debt and improve its liquidity position. However, with strategic asset sales and mortgage refinancing, the Core Fund has improved its liquidity position, which enabled the Core Fund to increase its quarterly distribution to us beginning in the first quarter of 2012.

•	We had cash outflows related to investments in property of $10.2 million, primarily as a result of capital expenditures at our properties.

•
In October 2012, we were notified that HSH Nordbank AG, New York Branch (“HSH Nordbank”) had completed its appraisals of the properties serving as collateral under our secured credit facility and provided additional collateral in the amount of $9.9 million to rebalance the portfolio, which is classified as restricted cash in the consolidated balance sheet.

2011

•
In May 2011, we replaced the HSH Nordbank collateral deposit with a letter of credit from the Bank of Montreal. As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the consolidated balance sheet.

•	We had cash outflows related to investments in property of $8.5 million, primarily as a result of capital expenditures at our properties.

•	We received distributions from the Core Fund totaling $3.5 million, which were included in cash flows from investing activities as they exceeded our equity in earnings of the joint venture.

Cash Flows from Financing Activities

Redemptions

During the years ended December 31, 2013, 2012 and 2011, we funded redemptions of $43.8 million, $12.6 million and $11.7 million, respectively, pursuant to the terms of our share redemption program. On March 25, 2013, our board of directors amended and restated our share redemption program to reinstate the program, effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. Generally, funds available for redemption are limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter.  However, our board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. Our board of directors determined to waive this limitation on the share redemption plan and fully honor all eligible requests received for the quarters ended June 30, 2013, September 30, 2013 and December 31, 2013, which were in excess of the $23.0 million received in the aggregate from the dividend reinvestment plan in the prior quarters. Please see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program.

Distributions

With the authorization of our board of directors, we declared distributions in the amount of $0.00138082 per share, per day through March 2013. With respect to the $0.00138082 per share, per day distributions declared for July 2010 through March 2013, $0.00041425 of the per share, per day distributions were designated by us as special distributions which represented a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in us. The special distributions were funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our stockholders.

On March 25, 2013, we declared a distribution of approximately $198.0 million, resulting in a distribution to stockholders of $0.80 per share that was paid during the three months ended June 30, 2013 to all stockholders of record as of April 2, 2013, which is reflected in the table below. This distribution was designated by us as a special distribution, which was a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in Hines REIT. The special distribution represents a portion of the proceeds from the sale of Williams Tower and other strategic asset sales. The special distribution was not subject to reinvestment pursuant to our dividend reinvestment plan and was paid in cash. In the aggregate, we have declared special distributions totaling $1.01 per share.

Further, with the authorization of our board of directors, we declared distributions for April 2013 through March 2014. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the years ended December 31, 2013, 2012 and 2011, including the breakout between the distribution paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Years Ended	Cash Distributions	Distributions Reinvested	Total Declared (1)		Total Declared (1)
December 31, 2013	$244,277	$28,801	$273,078	(2)	$1,248
December 31, 2012	$69,181	$47,082	$116,263		$559
December 31, 2011	$64,734	$48,890	$113,624		$5,014

(1)
As stated above, a portion of the total distributions declared were designated by us as special distributions and funded using proceeds from sales of investment property, which represents a return of a portion of the stockholders and noncontrolling interests’ invested capital. For the year ended December 31, 2013, $206.7 million of our distributions declared were designated as special distributions, $198.0 million of which related to the one-time $0.80 per share special distribution described above. For the years ended December 31, 2012 and 2011, $35.0 million and $18.1 million of the total distributions declared to our stockholders and non-controlling interests were paid using such sales proceeds.

(2)
Excluded from this table are ordinary distributions declared with respect to the Participation Interest (as discussed further in Note 9 — Related Party Transactions). Included in the $273.1 million amount declared above is the $10.0 million special distribution declared in March 2013 to the Participation Interest.

For the years ended December 31, 2013, 2012 and 2011, we funded cash distributions with cash flows from operating activities (8%, 21% and 7%, respectively), distributions received from our unconsolidated investments (20%, 20% and 8%, respectively) and proceeds from the sales of our real estate investments (72%, 59% and 85%, respectively).

Debt Financings

We use debt financing from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.  As of December 31, 2013, our debt financing had a weighted average interest rate of 5.0% (including the effect of interest rate swaps) compared to a weighted average interest rate of 5.6% (including the effect of interest rate swaps) as of both December 31, 2012 and 2011.  Additionally, as of December 31, 2013 our portfolio was approximately 42% leveraged compared with 49% and 55% leveraged, at December 31, 2012 and 2011, respectively. This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

The following list summarizes our debt financings for the years ended December 31, 2013, 2012 and 2011:

2013

•	We made payments of $436.5 million related to our loans secured by One Wilshire, JPMorgan Chase Tower, Minneapolis Office/Flex Portfolio, 2555 Grand and Seattle Design Center.

•
We received proceeds of $360.0 million related to the refinancing of the One Wilshire and JPMorgan Chase Tower secured mortgages and an $86.0 million bridge loan (the “JPMorgan Chase Bridge Loan”) from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”).

•	As a result of the prepayment of debt at the Seattle Design Center, we paid a prepayment penalty of $5.4 million.

•	We made payments of $414.9 million related to our loans secured by Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings upon the sale of these assets.

•	As a result of the prepayment of debt on One Wilshire and the Raytheon/DIRECTV buildings, we paid prepayment penalties of $9.8 million.

•
We made payments of $86.0 million related to borrowings under the JPMorgan Chase Bridge Loan. The JPMorgan Chase Bridge Loan expired in October 2013 and we did not renew it upon its expiration. See “Recent Developments and Subsequent Events” for additional information regarding our new Acquisition Credit Agreement with JPMorgan Chase.

•
We made payments of $32.0 million related to borrowings under our revolving credit facility with KeyBank. Our revolving credit facility with KeyBank expired in February 2013 and we elected not to renew or replace the facility.

•	We made payments of $3.9 million for financing costs related to our loans.
2012

•	We made payments of $45.0 million related to our loan secured by Minneapolis Office/Flex Portfolio funded partially using borrowings of $32.0 million pursuant to our revolving credit facility.

2011

•	We received debt proceeds of $43.0 million and made payments of $43.0 million related to borrowings under our revolving credit facility.

•	We received debt proceeds of $120.0 million and made payments of $109.8 million related to our mortgage refinancings on Airport Corporate Center and 1515 S. Street.

See “Mortgage Financing” above for further discussion on our mortgage financing.

Year ended December 31, 2013 compared to the year ended December 31, 2012

Results of Operations

Our operations resulted in net income of $349.3 million for the year ended December 31, 2013 as compared to net loss of $75.7 million for the year ended December 31, 2012. The primary reason for this variance was due to the following:

•	We recognized an aggregate gain of $310.4 million from the sales of Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings;

•	Our equity in earnings increased compared to 2012 due to the sale of the New York Trust Assets whereby we recognized a gain of $79.0 million;

•	We recognized a gain on derivative instruments of $33.6 million compared to a gain of $8.7 million in 2012;

•	We incurred a loss of $9.8 million on debt defeasance charges related to the sale of the Raytheon/DIRECTV buildings;

•	We incurred a loss of $5.4 million related to the swap breakage costs on the prepayment of debt; and

•	We had a decrease in depreciation and amortization expense due to fully amortized in-place lease intangibles.

Below is additional information regarding our results of operations for 2013 and 2012.

Results for our Directly-Owned Properties

As of December 31, 2013, we owned 18 properties directly that were 84% leased as of each of December 31, 2013 and 2012. The average effective annual rent per square foot (defined as the gross rent amounts after the effect of tenant concessions including any free rent divided by the total number of square feet) for the same store properties is approximately $18.19 per square foot as of December 31, 2013 as compared to $18.68 per square foot as of December 31, 2012.

The following table presents the same store property-level revenues and expenses for the year ended December 31, 2013, as compared to the same period in 2012. See “Discontinued Operations” below for additional information regarding our property dispositions. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2013	2012	$	%
Property revenues in excess of expenses of same store properties
Property revenues	$168,108	$172,317	$(4,209)	(2.4)%
Less: property expenses (1)	82,843	80,297	2,546	3.2%
Total property revenues in excess of expenses of same store properties	$85,265	$92,020	$(6,755)	(7.3)%

Other
Depreciation and amortization	$51,262	$55,042	$(3,780)	(6.9)%
Impairment losses	$33,878	$53,483	$(19,605)	(36.7)%
Interest expense	$47,453	$55,987	$(8,534)	(15.2)%
Interest and other income, net	$779	$736	$43	5.8%
Income tax expense	$274	$257	$17	6.6%
__________

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

•
The decrease in property revenues is primarily due to the expiration of a lease with a major tenant at 2100 Powell and 5th and Bell. As of December 31, 2013, 2100 Powell was 75% leased compared to 100% leased prior to the expiration of the lease with its major tenant and 5th and Bell was 49% leased as of December 31, 2013, compared to 99% leased prior to the expiration of the lease with its major tenant.

•
During 2012 and 2013, we remained committed to leasing up our properties, and as a result incurred deferred lease costs, which are amortized over the life of the lease as a reduction to rental revenue. In 2013, this amortization was significantly higher than in 2012 due to significant lease costs at 321 North Clark and Three Huntington Quadrangle, which also resulted in a reduction of property revenues.

•	The increase in property expenses is primarily due to increased property taxes in the current year at our directly-owned properties in Chicago, Illinois.

•	Depreciation and amortization decreased due to fully amortized in-place lease intangibles.

•	Interest expense decreased as a result of lower interest rates obtained through the above-mentioned debt refinancings and retirement of loans.

•
During 2013, we determined that four of our directly-owned investment properties located in El Segundo, California, Miami, Florida, Minneapolis, Minnesota and Dallas, Texas were impaired, as a result of the net book value being less than the projected cash flows of these properties. Accordingly, we recorded an impairment charge of $33.9 million (which excludes $4.0 million that is recorded in discontinued operations) to write the carrying value of these assets down to fair value.

•
During 2012, we determined that three of our directly-owned investment properties located in Minneapolis, Minnesota, Melville, New York and Seattle, Washington, respectively, were impaired, as a result of the net book value being less than the projected cash flows of these properties. Accordingly, we recorded an impairment charge of $53.5 million to write the carrying value of these assets down to fair value.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company. As a result of future potential disposals and other factors, our results of operations for the year ended December 31, 2013 could differ from our results of operations in future periods.

Discontinued Operations

In July 2013, we sold the Raytheon/DIRECTV buildings and One Wilshire, which the Company acquired in March 2008 and August 2007, respectively, for a net contract purchase price of $407.0 million. The Raytheon and DIRECTV buildings comprise a two-building office complex in the South Bay submarket in El Segundo, California, and One Wilshire is an office building with retail space and a subterranean parking garage located in Los Angeles, California. The net contract sales price was $550.0 million.

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

The results of operations of Atrium on Bay, Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings and the gain realized on these properties for the years ended December 31, 2013 and 2012 were as follows:

	2013		2012
	(In thousands)
Revenues:
Rental revenue	$32,141		$86,256
Other revenue	7,096		13,258
Total revenues	39,237		99,514
Expenses:
Property operating expenses	9,689		26,191
Real property taxes	4,383		11,289
Property management fees	905		2,538
Depreciation and amortization	8,308		24,679
Impairment losses	4,006	(1)	—
Total expenses	27,291		64,697
Income (loss) from discontinued operations before interest income (expense), taxes, gain (loss) on settlement of debt and gain (loss) on sale of discontinued operations	11,946		34,817
Interest expense	(6,868)		(22,034)
Interest income	26		35
Benefit (provision) for income taxes	(673)		(232)
Gain (loss) on settlement of debt	(9,839)		—
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(5,408)		12,586
Gain (loss) on sale of discontinued operations	310,386		2,064	(2)
Income (loss) from discontinued operations	$304,978		$14,650

(1)
The contract sales price for the Raytheon/DIRECTV buildings was less than their carrying values and, as a result, an impairment loss was recorded for the year ended December 31, 2013 related to these discontinued operations.

(2)	The additional gain on sale of discontinued operations recorded in 2012 is primarily related to the settlement of reserves that were established during the closing of the sale of Atrium on Bay.

Results for our Indirectly-Owned Properties

Our Interest in the Core Fund

As of December 31, 2013, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 13 properties that were 85% leased. As of December 31, 2012, we owned a 27.1% non-managing general partner interest in the Core Fund, which held interests in 17 properties that were 88% leased. Our equity in earnings related to our investment in the Core Fund for the year ended December 31, 2013 was $80.4 million compared to equity in earnings of $7.1 million for the year ended December 31, 2012.  The change in our equity in earnings (losses) for the year ended December 31, 2013 primarily resulted from the following:

•
In June 2013, the Core Fund sold the New York Trust Assets. The Core Fund acquired the New York Trust Assets in August 2003 for a contract purchase price $581.1 million. The contract sales price was $1,311.0 million. As a result of the sale of the New York Trust Assets, the Core Fund recognized a gain on sale of $291.6 million. We recognized a gain of $79.0 million in relation to this sale which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations for the year ended December 31, 2013.

Our Interest in the Grocery-Anchored Portfolio

As of December 31, 2013, we owned a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio for the years ended December 31, 2013 and 2012 was insignificant. In January 2014, we completed the Grocery-Anchored Portfolio Transaction. See “Recent Developments and Subsequent Events” for additional information regarding the Grocery-Anchored Portfolio Transaction.

Our Interest in Distribution Park Rio

We owned a 50% non-managing interest in Distribution Park Rio, an industrial property located in Rio de Janeiro, Brazil as of December 31, 2012. Our equity in earnings related to our investment in Distribution Park Rio for the year ended December 31, 2012 was $2.3 million. During the year ended December 31, 2013, we sold our 50% indirect interest in Distribution Park Rio and recognized a gain of $16.1 million as a result of the sale. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for further information.

Corporate Level Activities

Corporate-level activities include results related to derivative instruments, asset management fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow or fair value hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2013 and 2012. The gains (losses) on derivative instruments recorded during the years ended December 31, 2013 and 2012 is the result of changes in the fair value of interest rate swaps during each period.

We recorded a gain on derivative instruments of $33.6 million for the year ended December 31, 2013 compared to gain of $8.7 million for the year ended December 31, 2012. The increase in gains is due to changes in the values of our interest rate swaps. We expect to hold the underlying investments to their maturities; therefore, the amount currently reflected is not necessarily indicative of the ultimate cash that will be paid out at the maturity date of our interest rate swaps. Additionally, we terminated a portion of the swap agreement with HSH Nordbank as a result of the prepayment of debt at Seattle Design Center and incurred a $5.4 million breakage fee.

Other Corporate-level Activities

The table below provides detail relating to our asset management and general and administrative expenses for the years ended December 31, 2013 and 2012.  All amounts are in thousands, except percentages:

	Years Ended December 31,		Change
	2013	2012	$	%
Asset Management Fees	$27,970	$29,651	$(1,681)	(5.7)%
General and Administrative Expenses	7,281	6,874	407	5.9%

We record a liability related to the Participation Interest component of the asset management fees, which is based on the estimated settlement value in the accompanying consolidated balance sheets and remeasured at fair value at each balance sheet date plus any unpaid distributions. The fair value of the Operating Partnership interest underlying the Participation Interest liability is determined based on the estimated NAV in place under our share redemption program as of each balance sheet date. Adjustments required to remeasure this liability at fair value are included in asset management fees in the accompanying consolidated statement of operations. We were required to revalue our Participation Interest liability as a result of the new estimated net asset value per share price determined in November 2013 which decreased our asset management fee by $4.8 million during the year ended December 31, 2013.

Further, for the period from July 1, 2011 through December 31, 2012, our Advisor agreed to waive a portion of its monthly cash asset management fee, such that the fee was reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we had invested in real estate investments as of the end of each month.  This waiver expired on December 31, 2012, and, as a result, the full amount of the fee was incurred beginning in January 2013 which offset the decrease to the asset management fees discussed above.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses.

Year ended December 31, 2012 compared to the year ended December 31, 2011

Results for our Directly-Owned Properties

We owned 21 properties directly that were 87% leased as of December 31, 2012 compared to 21 properties that were 86% leased as of December 31, 2011. The average effective annual rent per square foot (defined as the gross rent amounts after the effect of tenant concessions including any free rent divided by the total number of square feet) for the same store properties is approximately $21.90 per square foot as of December 31, 2012 as compared to $22.49 per square foot as of December 31, 2011. The following table presents the same store property-level revenues and expenses for the year ended December 31, 2012, as compared to the same period in 2011. The following analysis excludes the activity of Atrium on Bay, Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings for both periods because it was sold during 2011. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2012	2011	$	%
Property revenues in excess of expenses of same store properties
Property revenues	$172,317	$182,011	$(9,694)	(5.3)%
Less: property expenses (1)	80,297	79,722	575	0.7%
Total property revenues in excess of expenses of same store properties	$92,020	$102,289	$(10,269)	(10.0)%

Other
Depreciation and amortization	$55,042	$64,519	$(9,477)	(14.7)%
Impairment losses	$53,483	$—	$53,483	—%
Interest expense	$55,987	$59,169	$(3,182)	(5.4)%
Interest and other income, net	$736	$507	$229	45.2%
Income tax expense	$257	$265	$(8)	(3.0)%
__________

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

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

The results of operations of Atrium on Bay, Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings and the gain realized on this property for the years ended December 31, 2012 and 2011 were as follows:

	2012		2011
	(In thousands)
Revenues:
Rental revenue	$86,256		$100,513
Other revenue	13,258		15,470
Total revenues	99,514		115,983
Expenses:
Property operating expenses	26,191		29,779
Real property taxes	11,289		14,438
Property management fees	2,538		2,947
Depreciation and amortization	24,679		31,769
Impairment losses	—		—
Total expenses	64,697		78,933
Income from discontinued operations before interest income, taxes and gain on sale	34,817		37,050
Interest expense	(22,034)		(26,465)
Interest income	35		40
Benefit (provision) for income taxes	(232)		(154)
Gain (loss) on settlement of debt	—		—
Income from discontinued operations	12,586		10,471
Gain on sale of discontinued operations	2,064	(1)	107,241
Income from discontinued operations	$14,650		$117,712

(1)	The additional gain on sale of discontinued operations recorded in 2012 is primarily related to the settlement of reserves that were established during the closing of the sale of Atrium on Bay.

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

Funds from Operations and Modified Funds from Operations

Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. FFO excludes items such as real estate depreciation and amortization. Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time and also assumes that such assets are adequately maintained and renovated as required in order to maintain their value. Since real estate values have historically risen or fallen with market conditions such as occupancy rates, rental rates, inflation, interest rates, the business cycle, unemployment and consumer spending, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies using historical cost accounting alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate and impairment charges related to depreciable real estate assets and in-substance real estate equity investments, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. A property will be evaluated for impairment if events or circumstances indicate that the carrying amount may not be recoverable (i.e. the carrying amount exceeds the total estimated undiscounted future cash flows from the property). Undiscounted future cash flows are based on anticipated operating performance, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows. While impairment charges are excluded from the calculation of FFO as described above, stockholders are cautioned that due to the limited term of our operations, it could be difficult to recover any impairment charges.

In addition to FFO, management uses modified funds from operations (“MFFO”), as defined by the Investment Program Association (the “IPA”), as a non-GAAP supplemental financial performance measure to evaluate our operating performance. The IPA has recommended the use of MFFO as a supplemental measure for publicly registered, non-listed REITs to enhance the assessment of the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be useful as a measure of the long-term operating performance of our investments or as a comparative measure to other publicly registered, non-listed REITs if we do not continue to operate with a limited life and targeted exit strategy, as currently intended and described herein. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Such items include reversing the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting, and gains or losses related to early extinguishment of hedges or debt. Some of these adjustments are necessary to address changes in the accounting and reporting rules under GAAP for real estate subsequent to the establishment of NAREIT’s definition of FFO. These changes also have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives.

The purchase of properties, and the corresponding expenses associated with that process, including acquisition fees and expenses, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. MFFO excludes acquisition expenses. Under GAAP, acquisition expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to our stockholders. All paid and accrued acquisition expenses with respect to the acquisition of a property negatively impact our operating performance during the period in which the property is acquired and will have negative effects on returns to our stockholders, the potential for future distributions, and future cash flows, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, the related acquisition expenses and other costs related to such property. In addition, if we acquire a property, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to the Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Since MFFO excludes acquisition expenses, MFFO would only be comparable to the operations of non-listed REITs that have completed their acquisition activity and have other similar operating characteristics.

MFFO is useful in assisting management and investors in assessing the sustainability (that is, the capacity to continue to be maintained) of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

Management uses MFFO to evaluate the financial performance of our investment portfolio, including the impact of potential future investments. In addition, our board of directors uses MFFO to evaluate and establish our distribution policy and the sustainability thereof.

FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. In addition, FFO and MFFO should not be considered as alternatives to net income (loss) or income (loss) from continuing operations as an indication of our performance or as alternatives to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Please see the limitations listed below associated with the use of MFFO:

•
We use interest rate swap contracts as economic hedges against the variability of interest rates on variable rate loans. Although we expect to hold these instruments to maturity, if we were to settle these instruments currently, it would have an impact on our operating performance. Additionally, these derivative instruments are measured at fair value on a quarterly basis in accordance with GAAP. MFFO excludes gains (losses) related to changes in these estimated values of our derivative instruments because such adjustments may not be reflective of ongoing operations and may reflect unrealized impacts on our operating performance.

•
MFFO excludes acquisition expenses. Although these amounts reduce net income, we are currently funding such costs with sales proceeds and acquisition-related indebtedness and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

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

Neither the SEC, NAREIT nor any regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or a regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The table below summarizes FFO and MFFO for the years ended December 31, 2013, 2012 and 2011 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the years then ended (in thousands).

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$349,314	$(75,748)	$43,914
Depreciation and amortization (1)	59,570	79,720	96,289
Gain on sale of investment property and unconsolidated joint venture (2)	(316,634)	(2,064)	(107,241)
Impairment on real estate investments (3)	37,883	53,483	—
Adjustments to equity in earnings (losses) from unconsolidated entities, net (4)	(54,572)	22,548	52,172
Adjustments for noncontrolling interests (5)	(390)	1,305	(3,550)
Funds from operations	75,171	79,244	81,584
(Gain) loss on derivative instruments (6)	(33,559)	(8,680)	24,590
Other components of revenues and expenses (7)	16,388	4,866	(2,430)
Acquisition expenses (8)	330	—	—
Adjustments to equity in earnings (losses) from unconsolidated entities, net (4)	(3,883)	(4,589)	(18,619)
Adjustments for noncontrolling interests (5)	1,170	422	(203)
Modified Funds From Operations	$55,617	$71,263	$84,922

Basic and Diluted Income (Loss) Per Common Share	$1.50	$(0.33)	$0.17
Funds From Operations Per Common Share	$0.32	$0.34	$0.36
Modified Funds From Operations Per Common Share	$0.24	$0.31	$0.38
Weighted Average Shares Outstanding	231,551	230,049	225,442

(1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes $8.3 million, $24.7 million and $31.8 million of depreciation and amortization related to discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)
Represents the gain on disposition of certain real estate investments. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

(3)
Represents impairment charges recorded during 2013 in accordance with GAAP. Although such impairment charges on operating real estate investments are included in the calculation of net income (loss), we have excluded them from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis. This amount includes $4.0 million of impairment losses related to discontinued operations for the year ended December 31, 2013. See “Results of Operations — Results of Directly-Owned Properties” for additional information regarding our impairment charges.

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

(7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Straight-line rent adjustment (a)	$(3,873)	$(5,009)	$(7,244)
Amortization of lease incentives (b)	16,661	15,432	12,493
Amortization of out-of-market leases (b)	(2,524)	(6,426)	(8,524)
Settlement of derivative instrument (c)	5,374	—	—
Other	750	869	845
	$16,388	$4,866	$(2,430)

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

(8)
Represents acquisition expenses that are expensed in our consolidated statements of operations. We fund such costs with sales proceeds and acquisition-related indebtedness, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
Pursuant to the terms of the Grocery-Anchored Portfolio joint venture agreement, for the years ended December 31, 2013, 2012 and 2011, we received distributions of approximately $0.1 million, $2.6 million and $2.9 million in excess of our pro-rata share of the joint venture’s MFFO, respectively.

•	Amortization of deferred financing costs was $3.5 million, $1.6 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, and was deducted in determining MFFO.

•
A portion of our asset management fees are paid in equity through the Participation Interest. For the years ended December 31, 2013, 2012 and 2011, these amounts were $13.7 million, $19.4 million and $3.6 million, respectively.

•
During the years ended December 31, 2013, 2012 and 2011, we sold our directly-owned interests in the following properties: (i) Williams Tower in March 2013, (ii) Atrium on Bay in June 2011, and (iii) Raytheon/DIRECTV buildings and One Wilshire in July 2013 and our indirectly-owned interest in Distribution Park Rio in January 2013. For additional information regarding our sales of investment property see “Financial Condition, Liquidity and Capital Resources — Cash Flows from Investing Activities — Sales of Investment Property.”

•
During the years ended December 31, 2013, 2012 and 2011, the Core Fund sold its interests in the following properties: (i) New York Trust Assets in June 2013, (ii) Roseville Corporate Center in December 2012, (iii) Shell Plaza in August 2012, (iv) a 49% interest in One North Wacker in December 2011, and (v) Three First National Plaza in August 2011. For additional information regarding the sale of the Core Fund’s properties see “Year ended December 31, 2013 compared to the year ended December 31, 2012 — Results of Our Indirectly-Owned Properties — Our Interest in the Core Fund” and “Year ended December 31, 2012 compared to the year ended December 31, 2011 — Results of Our Indirectly-Owned Properties — Our Interest in the Core Fund.”

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and December 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2013. Specifically included are our obligations under long-term debt agreements (in thousands):

	Payments due by Period
Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Notes payable (1)	$48,636	$494,757	$323,662	$86,547	$953,602
Total contractual obligations (2)	$48,636	$494,757	$323,662	$86,547	$953,602
__________

(1)
Notes payable includes principal and interest payments on mortgage loans outstanding as of December 31, 2013. Interest payments due to HSH Nordbank were determined using effective interest rates which were fixed as a result of interest rate swaps. Under the terms of each swap transaction, we have agreed to make monthly payments at fixed rates of interest and will receive monthly payments from HSH Nordbank based on 1-month LIBOR.

(2)
Excluded from the table above is the settlement of the $91.4 million liability related to the Participation Interest. Although we expect to settle this liability in the future, we are not currently able to estimate the date on which the settlement will occur. See Note 9 — Related Party Transactions to our consolidated financial statements for additional information.

Recent Developments and Subsequent Events

Grocery-Anchored Portfolio Transaction

In January 2014, we dissolved our joint venture with Weingarten. As a result of the joint venture dissolution, eight of the Grocery-Anchored Portfolio properties were distributed to us and the remaining four Grocery-Anchored Portfolio properties were distributed to Weingarten and an additional $0.4 million in cash was paid to us by Weingarten. We have not concluded our accounting for this acquisition, but we anticipate that we will no longer account for our investment in the Grocery-Anchored Portfolio as an equity method investment in 2014 and will consolidate the eight properties beginning with the first quarter of 2014. We anticipate that we will recognize a gain from the remeasurement of our investment in the joint venture to its fair value at the acquisition date. We expect that the contract purchase price of these eight properties, which was $178.2 million, will primarily be allocated to building, land and intangible assets and liabilities.

Howard Hughes Center

In January 2014, we acquired the Howard Hughes Center, a portfolio of five Class A office buildings and an athletic club located in Los Angeles, California. The Howard Hughes Center consists of 1,318,682 square feet of rentable area and is 88% leased. The contract purchase price for the Howard Hughes Center was $506.0 million, exclusive of transaction costs and working capital reserves. Although we have not concluded on our accounting for this acquisition, we expect that the purchase price of this property will primarily be allocated to building, land and intangible assets and liabilities.

In connection with this acquisition, we were obligated to pay approximately $5.0 million of acquisition fees to our Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. Our Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $1.5 million of the cash acquisition fee and all of the $2.5 million acquisition fee payable as an increase to the Participation Interest.

Loan Activity

In January 2014, a subsidiary of the Operating Partnership entered into an Acquisition Credit Agreement (the “Acquisition Credit Agreement”) with JPMorgan Chase to establish a $425.0 million unsecured term loan facility (the “Facility”). In connection with the acquisition of the Howard Hughes Center in January 2014, we borrowed the full capacity under the Facility. The Facility has a maturity date of May 15, 2014 with two 30-day extension options. The interest rate as of the date of the initial funding of the loan was 1.76%. Additionally, in connection with the financing, our Advisor agreed to waive the entire $4.3 million debt financing fee that otherwise would be payable to our Advisor. In February 2014, we paid down $45.0 million on the Facility.

Minneapolis Office/Flex Portfolio

In March 2014, we sold a building in the Minneapolis Office/Flex Portfolio and in January 2014 we entered into a contract to sell the remaining properties in the portfolio. We expect this transaction to close in the second quarter of 2014. The contract sales price of the entire portfolio, which we acquired in September 2007 for a net contract purchase price of $87.0 million, is $76.1 million. The Minneapolis Office/Flex Portfolio is a portfolio of nine office/flex buildings located in the southwest and midway submarkets of Minneapolis, Minnesota. We did not consider this portfolio as held for sale as of December 31, 2013 due to the following: (i) the signing of the purchase and sale agreement (“PSA”) with respect to the sale of the portfolio did not occur until January 2014, (ii) it is common within the real estate industry for there to be continuous negotiations between the buyer and seller from the initial letter of intent through the contractual closing date, which often result in amendments to the terms of the PSA, and (iii) given the complexities of the due diligence process, it would be unlikely to find another buyer and close on the sale within twelve months should the buyer decide not to purchase the portfolio.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of December 31, 2013, we had $489.0 million of debt outstanding under our HSH credit facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  As of December 31, 2013, we had $156.8 million in variable rate debt that was not hedged with an interest rate swap. If interest rates were to increase by 1%, we would incur an additional $1.6 million in interest expense. Please see “Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Debt Financings” for more information concerning our outstanding debt.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Real Estate Investment Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 28, 2014

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012

	2013	2012
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,256,579	$1,863,434
Investments in unconsolidated entities	393,695	329,418
Cash and cash equivalents	133,472	72,230
Restricted cash	119,786	120,886
Distributions receivable	3,888	6,165
Tenant and other receivables, net	44,953	61,373
Intangible lease assets, net	69,911	127,589
Deferred leasing costs, net	125,195	178,116
Deferred financing costs, net	3,272	4,877
Other assets	31,972	3,121
TOTAL ASSETS	$2,182,723	$2,767,209

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$67,007	$104,665
Due to affiliates	3,686	7,158
Intangible lease liabilities, net	9,846	38,551
Other liabilities	11,128	16,262
Interest rate swap contracts	67,652	101,211
Participation interest liability	91,376	92,404
Distributions payable	15,672	29,573
Notes payable	795,715	1,323,564
Total liabilities	1,062,082	1,713,388

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2013 and 2012	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 229,174 and 231,680 common shares issued and outstanding as of December 31, 2013 and 2012, respectively	229	232
Additional paid-in capital	1,150,909	1,433,567
Accumulated deficit	(29,951)	(378,017)
Accumulated other comprehensive income (loss)	(546)	(1,961)
Total stockholders’ equity	1,120,641	1,053,821
Noncontrolling interests	—	—
Total equity	1,120,641	1,053,821
TOTAL LIABILITIES AND EQUITY	$2,182,723	$2,767,209

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$158,819	$163,125	$173,033
Other revenue	9,289	9,192	8,978
Total revenues	168,108	172,317	182,011
Expenses:
Property operating expenses	54,429	54,186	54,456
Real property taxes	24,282	22,246	21,378
Property management fees	4,132	3,865	3,888
Depreciation and amortization	51,262	55,042	64,519
Acquisition related expenses	330	—	—
Asset management fees	27,970	29,651	16,173
General and administrative	7,281	6,874	6,740
Impairment losses	33,878	53,483	—
Total expenses	203,564	225,347	167,154
Income (loss) from continuing operations before other income (expenses), benefit (provision) for income taxes, gain on sale of unconsolidated joint venture and equity in earnings (losses) of unconsolidated entities, net	(35,456)	(53,030)	14,857
Other income (expenses):
Gain (loss) on derivative instruments, net	33,559	8,680	(24,590)
Gain (loss) on settlement of derivative instruments	(5,374)	—	—
Interest expense	(47,453)	(55,987)	(59,169)
Interest income	779	736	507
Income (loss) from continuing operations before benefit (provision) for income taxes, gain on sale of unconsolidated joint venture and equity in earnings (losses) of unconsolidated entities, net	(53,945)	(99,601)	(68,395)
Benefit (provision) for income taxes	(274)	(257)	(265)
Gain (loss) on sale of unconsolidated joint venture	16,087	—	—
Equity in earnings (losses) of unconsolidated entities, net	82,468	9,460	(5,138)
Income (loss) from continuing operations	44,336	(90,398)	(73,798)
Income (loss) from discontinued operations, net of taxes	304,978	14,650	117,712
Net income (loss)	349,314	(75,748)	43,914
Less: Net (income) loss attributable to noncontrolling interests	(1,248)	(559)	(5,014)
Net income (loss) attributable to common stockholders	$348,066	$(76,307)	$38,900
Basic and diluted income (loss) per common share	$1.50	$(0.33)	$0.17
Weighted average number of common shares outstanding	231,551	230,049	225,442

Net comprehensive income (loss):
Net income (loss)	$349,314	$(75,748)	$43,914
Other comprehensive income (loss):
Foreign currency translation adjustment	1,415	(2,042)	(11,962)
Net comprehensive income (loss)	350,729	(77,790)	31,952
Net comprehensive (income) loss attributable to noncontrolling interests	(1,248)	(559)	(5,014)
Net comprehensive income (loss) attributable to common stockholders	$349,481	$(78,349)	$26,938

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE January 1, 2011	222,795	$223	$1,590,488	$(340,610)	$12,043	$1,262,144	$—
Issuance of common shares	5,772	6	49,630	—	—	49,636	—
Redemption of common shares	(1,387)	(1)	(11,310)	—	—	(11,311)	—
Distributions declared	—	—	(113,624)	—	—	(113,624)	(5,014)
Other offering costs, net	—	—	(73)	—	—	(73)	—
Net income (loss)	—	—	—	38,900	—	38,900	5,014
Foreign currency translation adjustment	—	—	—	—	(3,071)	(3,071)	—
Reclassification of foreign currency translation adjustment to earnings	—	—	—	—	(8,891)	(8,891)	—
BALANCE December 31, 2011	227,180	$228	$1,515,111	$(301,710)	$81	$1,213,710	$—
Issuance of common shares	6,119	6	47,594	—	—	47,600	—
Redemption of common shares	(1,619)	(2)	(12,633)	—	—	(12,635)	—
Distributions declared	—	—	(116,263)	—	—	(116,263)	(559)
Other offering costs, net	—	—	(242)	—	—	(242)	—
Net income (loss)	—	—	—	(76,307)	—	(76,307)	559
Foreign currency translation adjustment	—	—	—	—	(2,042)	(2,042)	—
BALANCE, December 31, 2012	231,680	$232	$1,433,567	$(378,017)	$(1,961)	$1,053,821	$—
Issuance of common shares	4,752	4	34,644	—	—	34,648	—
Redemption of common shares	(7,258)	(7)	(54,152)	—	—	(54,159)	—
Distributions declared	—	—	(263,106)	—	—	(263,106)	(1,248)
Other offering costs, net	—	—	(44)	—	—	(44)	—
Net income (loss)	—	—	—	348,066	—	348,066	1,248
Foreign currency translation adjustment	—	—	—	—	469	469	—
Reclassification of foreign currency translation adjustment to earnings	—	—	—	—	946	946	—
BALANCE, December 31, 2013	229,174	$229	$1,150,909	$(29,951)	$(546)	$1,120,641	$—

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$349,314	$(75,748)	$43,914
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	76,222	90,853	104,137
(Gain) loss on sale of discontinued operations	(310,386)	(2,064)	(107,241)
(Gain) loss on settlement of debt on sale of discontinued operations	9,839	—	—
Impairment losses	37,884	53,483	—
(Gain) loss on sale of unconsolidated joint venture	(16,087)	—	—
Equity in (earnings) losses of unconsolidated entities, net	(82,468)	(9,460)	5,138
Distributions received from unconsolidated entities	45,281	2,401	2,779
Other losses, net	27	31	31
(Gain) loss on derivative instruments, net	(33,559)	(8,680)	24,590
(Gain) loss on settlement of derivative instruments	5,374	—	—
Net change in operating accounts	(60,034)	(26,673)	(64,735)
Net cash from operating activities	21,407	24,143	8,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	(104,059)	—	—
Distributions received from unconsolidated entities in excess of equity in earnings	53,711	23,733	9,970
Investments in property	(8,647)	(10,248)	(8,535)
Proceeds from sale of real estate investments	962,885	11,521	128,709
Change in restricted cash	1,100	(9,971)	(107,064)
Change in cash collateral on notes payable	—	—	106,248
Deposits on investment property	(30,000)	—	—
Net cash from investing activities	874,990	15,035	129,328

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in security deposits	572	476	423
Redemption of common shares	(43,820)	(12,594)	(11,692)
Payments of offering costs	(36)	(258)	(63)
Distributions paid to stockholders and noncontrolling interests	(243,634)	(68,681)	(68,244)
Proceeds from notes payable	446,000	32,000	163,000
Payments on notes payable	(974,936)	(47,339)	(154,155)
Payments on settlement of debt and derivative instruments	(15,213)	—	—
Additions to deferred financing costs	(3,896)	(1,014)	(1,387)
Net cash from financing activities	(834,963)	(97,410)	(72,118)
Effect of exchange rate changes on cash	(192)	17	30
Net change in cash and cash equivalents	61,242	(58,215)	65,853
Cash and cash equivalents, beginning of year	72,230	130,445	64,592
Cash and cash equivalents, end of year	$133,472	$72,230	$130,445

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

Public Offering

Hines REIT commenced its initial public offering in June 2004 and has raised approximately $2.7 billion through three public offerings, including shares of its common stock offered pursuant to its dividend reinvestment plan, since inception.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s new $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through December 31, 2013, Hines REIT received gross offering proceeds of $161.0 million from the sale of 19.7 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan. On January 1, 2014, Hines REIT received gross offering proceeds of $5.8 million from the sale of 0.9 million shares through the DRP Offering.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of December 31, 2013 and December 31, 2012, Hines REIT owned a 93.8%  and 94.7%, respectively, general partner interest in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of both December 31, 2013 and December 31, 2012. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 5.7% and 4.8% profits interest (the “Participation Interest”) in the Operating Partnership as of December 31, 2013 and December 31, 2012, respectively. See Note 9 — Related Party Transactions for additional information regarding the Participation Interest.

Investment Property

As of December 31, 2013, the Company owned direct and indirect investments in 43 properties. These properties consisted of 30 U.S. office properties, one industrial property in Dallas, Texas and 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company has made investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 28.8% and 27.1% non-managing general partner interest as of December 31, 2013 and December 31, 2012, respectively. The Company also owned a 70% interest in the Grocery-Anchored Portfolio indirectly through a joint venture with Weingarten Realty Investors (“Weingarten”) as of both December 31, 2013 and December 31, 2012. The Company accounts for each of these investments using the equity method of accounting. See Note 16 — Subsequent Events regarding the dissolution of the Company's joint venture with Weingarten. As a result of the joint venture dissolution, certain properties in the Grocery-Anchored Portfolio were distributed to the Company and to Weingarten. Collectively, the Company refers to this transaction as the “Grocery-Anchored Portfolio Transaction.”

In January 2013, the Company sold its 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil to an affiliate of Hines. As of December 31, 2012, the Company had a 50% interest in Distribution Park Rio, which was also accounted for as an equity method investment until it was sold in 2013. See Note 5 — Investments in Unconsolidated Entities for additional information regarding the Company’s investments in unconsolidated entities.

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

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the fair value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in the Core Fund and the Grocery-Anchored Portfolio for the years ended December 31, 2013, 2012, and 2011. Further, no impairment was recorded related to the Company’s investment in Distribution Park Rio for the years ended December 31, 2012 and 2011. The Company sold its investment in Distribution Park Rio in January 2013 and recognized a gain of $16.1 million as a result of the sale. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil. The Company’s foreign subsidiaries translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities were translated at the exchange rate in effect as of the balance sheet date. Income statement amounts were translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains and losses resulting from translation were included in accumulated other comprehensive income as a separate component of stockholders’ equity. The Company disposed of its investment in Distribution Park Rio in January 2013 as well as its investment in Toronto, Ontario in June 2011. Upon disposal of these properties, the Company realized a gain or loss related to the currency translation adjustment which was included in the gain on disposal in its consolidated statement of operations. During the year ended December 31, 2013, the Company realized a loss of $0.9 million related to a currency translation adjustment as a result of the disposal of its indirectly-owned property in Brazil. During the year ended December 31, 2011, the Company realized gains of $8.9 million related to a currency translation adjustment as a result of the disposal of its directly-owned property in Canada. Accumulated other comprehensive income as of December 31, 2013 is related to remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by market participants and are used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, equipment and identifiable intangible assets related to in-place leases and liabilities assumed, such as amounts related to acquired out-of-market leases, asset retirement obligations, mortgage notes payable. Values of buildings and improvements are determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor are expensed as incurred.

The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense.

Acquired out-of-market lease values (including ground leases) are recorded based on the present value (using a discount rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized out-of-market lease values are amortized as adjustments to rental revenue (or ground lease expense, as applicable) over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value is charged to rental revenue.

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

During the year ended December 31, 2013, the Company determined that four of its directly-owned investment properties located in El Segundo, California, Miami, Florida, Minneapolis, Minnesota and Dallas, Texas were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values.  As a result, an impairment loss of $33.9 million (which excludes $4.0 million that is recorded in discontinued operations) was recorded to write down their carrying values to their fair value for the year ended December 31, 2013. During the year ended December 31, 2012, the Company determined that three of its directly-owned investment properties located in Minneapolis, Minnesota, Melville, New York and Seattle, Washington were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values.  As a result, an impairment loss was recorded related to those certain properties of $53.5 million to write down the carrying value of these assets to their fair value for the year ended December 31, 2012. During the year ended December 31, 2011, no impairment losses were recorded for the Company’s directly-owned investment properties. If market conditions deteriorate or if management’s plans for certain properties change, additional impairment charges could be required in the future. See Note 13 — Fair Value Disclosures — Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Impairment of Investment Property for additional information.

During the year ended December 31, 2013, no impairment loss was recorded related to the Company’s indirectly-owned properties. During the year ended December 31, 2012, impairment losses of $90.1 million were recorded related to seven of the Company’s indirectly-owned properties, five of which were located in the suburban area outside of Sacramento, California and two of which were located in Charlotte, North Carolina. Additionally, during the year ended December 31, 2011, impairment losses of $101.1 million were recorded related to five of the Company’s indirectly-owned properties located in the suburban area outside of Sacramento, California. Four of the five properties located in the suburban area outside of Sacramento, California were sold in December 2012 and the fifth property was returned to the lender in January 2013. See Note 5 — Investments in Unconsolidated Entities for additional information.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2013 and December 31, 2012, the Company had restricted cash of $119.8 million and $120.9 million, respectively. In May 2011, the Company replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal. As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the consolidated balance sheets.  HSH Nordbank has the right to have the properties serving as collateral under the HSH Nordbank credit facility appraised every two years. Subject to this requirement, in October 2012, HSH Nordbank notified the Company that the outstanding principal amounts under the facility exceeded 55% of the appraised values of the properties and therefore the Company would be required to provide additional collateral in the amount of $9.9 million to rebalance the portfolio. The Company obtained a letter of credit from the Bank of Montreal in October 2012 in order to meet the additional collateral required by HSH Nordbank. As collateral for the letter of credit, the Company posted an additional $9.9 million cash deposit with the Bank of Montreal.

The remaining balance in restricted cash for each period is related to escrow accounts required by certain of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2013 and 2012, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash. The Federal Deposit Insurance Corporation generally only insures limited amounts per depositor per insured bank.

As of December 31, 2013, the Company had a $117.2 million deposit held by the Bank of Montreal as collateral for the properties under the Company’s pooled mortgage facility. Management regularly monitors the financial stability of this financial institution in an effort to manage its exposure to any significant risk related to its deposit.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $4.6 million and $6.1 million at December 31, 2013 and December 31, 2012, respectively.

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

Tenant inducement amortization was $16.7 million, $15.4 million and $12.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $6.2 million, $6.6 million and $5.7 million as amortization expense related to other direct leasing costs for the years ended December 31, 2013, 2012 and 2011, respectively.

Deferred Financing Costs

Deferred financing costs as of December 31, 2013 and 2012 consist of direct costs incurred in obtaining debt financing (see Note 6 — Debt Financing), including the financing fees paid to our Advisor (see Note 9 — Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2013, 2012 and 2011, $3.5 million, $1.6 million and $4.0 million, respectively, of deferred financing costs were amortized into interest expense in the accompanying consolidated statements of operations.

Other Assets

Other assets included the following (in thousands):

	December 31, 2013	December 31, 2012
Deposit on investment property (see Note 16 — Subsequent Events)	$30,000	$—
Prepaid insurance	686	972
Prepaid/deferred taxes	517	1,269
Other	769	880
Total	$31,972	$3,121

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of December 31, 2013 and December 31, 2012, respectively, the Company recorded liabilities of $6.2 million and $11.1 million related to prepaid rental payments which were included in other liabilities in the accompanying consolidated balance sheets.  The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $40.9 million and $56.2 million as of December 31, 2013 and December 31, 2012, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

Hines REIT has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In addition, as of December 31, 2013 and 2012 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs.

Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes in the accompanying consolidated financial statements. In 2013, 2012 and 2011, income tax expense recorded by the Company was primarily comprised of a provision for the Texas margin tax. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Included in the gain on sale of real estate in Note 4 — Discontinued Operations for the year ended December 31, 2011 is approximately $7.6 million in Canadian income tax expense related to the sale of Atrium on Bay in June 2011.

Redemption of Common Stock

In March 2013, the Company’s board of directors amended and restated the Company’s share redemption program to reinstate the program effective for share redemption requests received on or after April 1, 2013 at $5.75 per share, subject to the conditions and limitations described in the amended and restated share redemption program. Prior to its reinstatement, the share redemption program had been suspended by the board of directors since November 30, 2009, except with respect to redemption requests made in connection with the death or disability (as defined in the Code) of a stockholder. Generally, funds available for redemption are limited to the amount of proceeds received from the Company’s dividend reinvestment plan in the prior quarter.  However, the board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of the Company’s shares outstanding as of the same date in the prior calendar year. The board of directors determined to waive the limitation on the share redemption plan and fully honor all eligible requests received for the quarters ended June 30, 2013, September 30, 2013 and December 31, 2013 totaling $51.2 million, which was in excess of the $23.0 million received from the dividend reinvestment plan in the prior quarters. The Company has recorded liabilities of $12.9 million and $2.6 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2013 and December 31, 2012, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity based on a redemption price of $5.45 per share for ordinary share redemption requests and $6.40 per share for death and disability redemption requests, which prices were determined in connection with the board of directors’ determination of a new net asset value per share in November 2013.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

The Company sold Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings during 2013 and Atrium on Bay during 2011. The Company reclassified the results of operations for these properties into discontinued operations in the consolidated statements of operations for all periods presented. See Note 4 — Discontinued Operations for additional information.

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

In October 2012, FASB clarified and relocated guidance in the Accounting Standards Codification (“ASC” or the “Codification”), corrected unintended application of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance are effective upon issuance and amendments subject to transition guidance were effective for fiscal periods beginning after December 15, 2012. This guidance did not have a material impact on the Company’s financial statements.

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

In July 2013, FASB issued amendments to the Codification to provide guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Buildings and improvements	$1,185,833	$1,729,132
Less: accumulated depreciation	(178,720)	(233,908)
Buildings and improvements, net	1,007,113	1,495,224
Land	249,466	368,210
Investment property, net	$1,256,579	$1,863,434

Lease Intangibles

As of December 31, 2013, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$163,661	$38,721	$41,824
Less: accumulated amortization	(110,412)	(22,059)	(31,978)
Net	$53,249	$16,662	$9,846

As of December 31, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$270,631	$47,669	$96,495
Less: accumulated amortization	(164,632)	(26,079)	(57,944)
Net	$105,999	$21,590	$38,551

Amortization expense was $15.0 million, $28.1 million and $42.9 million for in-place leases for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of $2.5 million, $6.4 million and $8.5 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases, for each of the years ended December 31, 2014 through December 31, 2018 were as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2014	$10,268	$(600)
2015	9,393	(59)
2016	7,233	719
2017	5,438	1,639
2018	4,285	1,210

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of December 31, 2013, the approximate fixed future minimum rentals for each of the years ending December 31, 2014 through 2018 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2014	$128,422
2015	124,669
2016	110,232
2017	92,641
2018	77,108
Thereafter	272,701
Total	$805,773

During the years ended December 31, 2013, 2012 and 2011, the Company did not earn more than 10% of its revenue from any individual tenant.

See Note 16 — Subsequent Events for details regarding the acquisition of the Howard Hughes Center that was acquired subsequent to December 31, 2013.

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

In June 2011, the Company sold Atrium on Bay, a mixed-use office and retail complex located in the Downtown North submarket of the central business district of Toronto, Canada, which the Company acquired in February 2007.  The net contract sales price for Atrium on Bay was 344.8 million CAD ($353 million USD, based on the exchange rate in effect on the date of sale).

The operating results of these properties have been reclassified and reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011 as follows (in thousands):

	2013		2012		2011
	(In thousands)
Revenues:
Rental revenue	$32,141		$86,256		$100,513
Other revenue	7,096		13,258		15,470
Total revenues	39,237		99,514		115,983
Expenses:
Property operating expenses	9,689		26,191		29,779
Real property taxes	4,383		11,289		14,438
Property management fees	905		2,538		2,947
Depreciation and amortization	8,308		24,679		31,769
Impairment losses	4,006	(1)	—		—
Total expenses	27,291		64,697		78,933
Income (loss) from discontinued operations before interest income (expense), benefit (provision) for income taxes, gain (loss) on settlement of debt and gain (loss) on sale of discontinued operations	11,946		34,817		37,050
Interest expense	(6,868)		(22,034)		(26,465)
Interest income	26		35		40
Benefit (provision) for income taxes	(673)		(232)		(154)
Gain (loss) on settlement of debt	(9,839)		—		—
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(5,408)		12,586		10,471
Gain (loss) on sale of discontinued operations	310,386		2,064	(2)	107,241
Income (loss) from discontinued operations	$304,978		$14,650		$117,712

(1)
The contract sales price for the Raytheon/DIRECTV buildings was less than their carrying values and, as a result, an impairment loss was recorded for the year ended December 31, 2013 related to these discontinued operations.

(2)	The additional gain on sale of discontinued operations recorded in 2012 is primarily related to the settlement of reserves that were established during the closing of the sale of Atrium on Bay.

The tables below show income (loss) and earnings (loss) per share attributable to common stockholders allocated between continuing operations and discontinued operations:

	2013	2012	2011
	(In thousands, except per share amounts)
Income (loss) from continuing operations attributable to common stockholders	$60,227	$(90,238)	$(73,942)
Income (loss) from discontinued operations attributable to common stockholders	287,839	13,931	112,842
Net income (loss) attributable to common stockholders	$348,066	$(76,307)	$38,900

Basic and diluted earnings (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$0.26	$(0.39)	$(0.33)
Income (loss) from discontinued operations	$1.24	$0.06	$0.50

5.  Investments in Unconsolidated Entities

As discussed in Note 1 ─ Organization, the Company owns indirect investments in 25 properties through its interests in the Core Fund and the Grocery-Anchored Portfolio. During January 2013, the Company sold its 50% interest in Distribution Park Rio through the buy/sell provision in the joint venture agreement to an entity partially owned by an affiliate of Hines. Net proceeds to the Company from this transaction were $43.3 million.

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Beginning balance	$329,418	$348,986	$373,798
Contributions	104,059	—	—
Distributions declared	(96,713)	(26,697)	(16,117)
Equity in earnings (losses)	82,468	9,460	(5,138)
Effect of exchange rate	—	(2,331)	(3,557)
Effect of sale of unconsolidated joint venture	(25,537)	—	—
Ending balance	$393,695	$329,418	$348,986

Combined condensed financial information of these investments is summarized as follows (in thousands):

Combined Condensed Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Cash	$117,863	$190,406
Investment property, net	2,202,309	2,860,619
Other assets	598,199	634,910
Total Assets	$2,918,371	$3,685,935

LIABILITIES AND EQUITY
Debt	$1,338,294	$1,934,336
Other liabilities	264,202	268,631
Redeemable noncontrolling interests	268,871	378,419
Equity	1,047,004	1,104,549
Total Liabilities and Equity	$2,918,371	$3,685,935

In 2013, the Core Fund sold three properties and classified one property as held for sale. In 2012, the Core Fund sold six properties. In 2011, the Core Fund sold one property. The Core Fund reclassified the results of operations for these properties into discontinued operations for all periods presented, which is reflected in the table below.

Combined Condensed Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)

Total revenues and gains	$284,048	$308,636	$304,494
Total expenses	295,051	382,232	342,333
Income (loss) from continuing operations	(11,003)	(73,596)	(37,839)
Income (loss) from discontinued operations	751,220	243,264	19,938
Net income (loss)	740,217	169,668	(17,901)
Less (income) loss allocated to noncontrolling interests	(436,783)	(134,715)	(1,750)
Net income (loss) attributable to parent	$303,434	$34,953	$(19,651)

The following discusses items of significance for the periods presented for our equity method investments:

In January 2014, the Core Fund sold 101 Second Street, an office property located in San Francisco, California which it acquired in September 2004 for a contract purchase price of $157.0 million. The contract sales price was $297.5 million. 101 Second Street was deemed held for sale as of December 31, 2013 and was reclassified into assets and liabilities held for sale, which are included in other assets and other liabilities above and income from discontinued operations for all periods presented.

In June 2013, the Core Fund sold 425 Lexington Avenue, 499 Park Avenue and 1200 19th Street (collectively, the “New York Trust Assets”). Both 425 Lexington and 499 Park Avenue are located in midtown Manhattan, New York and 1200 19th Street is located in the Golden Triangle in Washington, D.C.’s central business district. The Core Fund acquired the New York Trust Assets in August 2003 for a contract purchase price $581.1 million. The contract sales price was $1,311.0 million. As a result of the sale of the New York Trust Assets, the Core Fund recognized a gain on sale of $291.6 million. The results of operations for the New York Trust Assets were reclassified into discontinued operations for the periods presented in the table above as a result of this transaction. The Core Fund paid a distribution to the Company in the amount of $81.3 million in August 2013, a majority of which was related to the sale of the New York Trust Assets.

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

In August 2011, the Core Fund sold Three First National Plaza, an office building located in Chicago, Illinois, which it acquired in March 2005 for a contract purchase price of $245.3 million.  The contract sales price was $344.0 million.  As a result of this sale, the Core Fund reclassified the results of operations for this property into discontinued operations for the year ended December 31, 2011, as reflected in the table above.

Grocery-Anchored Portfolio

In November 2008, the Company acquired a 70% interest in a joint venture with a subsidiary of Weingarten.  Concurrently, the joint venture entered into an agreement to acquire a portfolio of 12 grocery-anchored retail centers owned by Weingarten for $271.4 million. Weingarten manages this portfolio for the joint venture, though the Company’s approval is required for any significant actions of the joint venture. See Note 16 — Subsequent Events regarding the Grocery-Anchored Portfolio Transaction.

As of December 31, 2013 and 2012, the Company’s investment in the Grocery-Anchored Portfolio was determined to be a variable interest entity (“VIE”) due to certain payment guarantees that result in the protection of the Company’s equity from expected losses. Further, the JV partner has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and, as a result, the Company has determined it is not the primary beneficiary of this VIE. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. In April 2013, the Company contributed $10.2 million to the joint venture in order for the joint venture to retire a loan at one of its properties without a prepayment penalty. In September 2013, the Company contributed $23.7 million to relieve a preferred equity position held by a third-party in the joint venture. Also, in October 2013, the Company contributed $70.2 million to the joint venture in order for the joint venture to retire its $100.0 million secured loan without a prepayment penalty. Other than the initial capital contribution provided by the Company at the inception of the joint venture and the contributions mentioned above, the Company has not provided any additional subordinated financial support.

The table below includes the Company’s maximum loss exposure related to this investment as of December 31, 2013 and 2012, which is equal to the carrying value of its investment in the joint venture reflected in the balance sheet line item “Investments in unconsolidated entities” for each year. Amounts are in thousands:

Years Ended	Investment in Grocery-Anchored Portfolio (1)	Maximum Risk of Loss
December 31, 2013	$156,584	$156,584
December 31, 2012	$53,793	$53,793

(1)
Represents the carrying amount of the investment in the Grocery-Anchored Portfolio, which includes the net effect of contributions made, distributions received and the Company’s share of equity in earnings (losses).

6.  Debt Financing

As of December 31, 2013 and 2012, the Company had $796.9 million and $1,325.8 million of debt outstanding, respectively, with a weighted average years to maturity of 3.3 years and 2.5 years, respectively, and a weighted average interest rate of 5.0% and 5.6%, respectively. The following table includes all of the Company’s outstanding notes payable balances as of December 31, 2013 and December 31, 2012 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate Description	Interest Rate	Principal Outstanding at December 31, 2013	Principal Outstanding at December 31, 2012
SECURED MORTGAGE DEBT
One Wilshire (1)	N/A	N/A	N/A	$—	$159,500
2555 Grand (2)	N/A	N/A	N/A	—	86,000
Williams Tower (3)	N/A	N/A	N/A	—	165,000
Arapahoe Business Park I	6/11/2015	Fixed	5.33%	9,272	9,418
Arapahoe Business Park II	11/11/2015	Fixed	5.53%	9,744	9,910
1515 S. Street	9/1/2016	Fixed	4.25%	38,741	39,737
Raytheon/DIRECTV Buildings (4)	N/A	N/A	N/A	—	50,334
345 Inverness Drive	12/11/2016	Fixed	5.85%	14,701	14,920
Airport Corporate Center	9/1/2021	Fixed	5.14%	78,628	79,000
HSH POOLED MORTGAGE FACILITY
Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2016	Fixed via swap	5.86%	185,000	185,000
3400 Data Drive, 2100 Powell	1/23/2017	Fixed via swap	5.25%	98,000	98,000
Daytona and Laguna Buildings	5/2/2017	Fixed via swap	5.36%	119,000	119,000
3 Huntington Quadrangle	7/19/2017	Fixed via swap	5.98%	48,000	48,000
5th and Bell (5)	8/14/2017	Fixed via swap	6.03%	39,000	70,000
MET LIFE SECURED MORTGAGE FACILITY
JPMorgan Chase Tower (6)	2/1/2016	Variable	2.67%	156,798	160,000
OTHER NOTES PAYABLE
KeyBank Revolving Credit Facility (7)	N/A	N/A	N/A	—	32,000
JP Morgan Chase Bridge Loan (2)	N/A	N/A	N/A	—	—
TOTAL PRINCIPAL OUTSTANDING				796,884	1,325,819
Unamortized Discount (8)				(1,169)	(2,255)
NOTES PAYABLE				$795,715	$1,323,564
__________

(1)
In January 2013, a subsidiary of the Operating Partnership executed a new loan agreement with the Bank of China for a $200.0 million secured mortgage loan and repaid the original loan. In connection with the sale of One Wilshire, the Company retired the outstanding principal balance of the secured mortgage loan in July 2013 with a prepayment penalty of $2.0 million.

(2)
In April 2013, the Company paid down its mortgage secured by 2555 Grand using a bridge loan (the “JPMorgan Chase Bridge Loan”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”). The JPMorgan Chase Bridge Loan was a six-month term loan with a maximum commitment of $86.0 million. In August 2013, the Company paid down the JPMorgan Chase Bridge Loan and elected not to renew the facility.

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

The Company purchased interest rate protection in the form of interest rate swap agreements prior to borrowing any amounts under the HSH Credit Facility to secure it against fluctuations of LIBOR. Loans under the HSH Credit Facility may be prepaid in whole or in part, subject to the payment of certain prepayment fees and breakage costs. As of December 31, 2013, the Company had $489.0 million outstanding under the HSH Credit Facility which is a reduction from the $520.0 million maximum principal amount, due to the prepayment of the $31.0 million principal balance related to Seattle Design Center, and the Company has no remaining borrowing capacity under this facility.

The Operating Partnership provides customary non-recourse carve-out guarantees under the HSH Credit Facility and limited guarantees with respect to the payment and performance of (i) certain tenant improvement and leasing commission obligations in the event the properties securing the loan fail to meet a combined occupancy requirement of at or above 85% and (ii) certain major capital repairs with respect to the properties securing the loans.  As of December 31, 2013, certain properties failed to meet this occupancy requirement.  See Note 12 — Commitments and Contingencies for additional details of the potential guaranty obligation.

The HSH Credit Facility provides that an event of default will exist if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The HSH Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance relating to covenants of the HSH Credit Facility as of December 31, 2013.

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

Additional Debt Secured by Investment Property

From time to time, the Company obtains mortgage financing for its properties outside of the credit facilities described above. Other than the exceptions described in the notes to the table above, these mortgages contain fixed rates of interest and are secured by the property to which they relate. These mortgage agreements contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance of covenants related to these agreements as of December 31, 2013.

The following table summarizes required principal payments on the Company’s outstanding notes payable for each of the years ended December 31, 2014 through December 31, 2018 and for the period thereafter (in thousands):

	Principal Payments due by Year
	2014	2015	2016	2017	2018	Thereafter
Notes Payable	$2,659	$21,226	$393,915	$305,343	$1,413	$72,328

See Note 16 — Subsequent Events for details regarding the acquisition credit agreement that we entered into in connection with the acquisition of the Howard Hughes Center subsequent to December 31, 2013.

7.  Derivative Instruments

The Company has several interest rate swap transactions with HSH Nordbank. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying balance sheets and changes in the fair value were recorded in gain (loss) on derivative instruments, net in the Company’s consolidated statements of operations (see Note 13 — Fair Value Disclosures for additional information).

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

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Liabilities — Interest Rate Swap Contracts” on the Company’s consolidated balance sheets, as of December 31, 2013 and December 31, 2012:

	Liability Derivatives Fair value as of December 31,
Derivatives not designated as hedging instruments for accounting purposes:	2013	2012
Interest rate swap contracts	$67,652	$101,211
Total derivatives	$67,652	$101,211

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013	2012	2011
Gain (loss) on interest rate swaps	$33,559	$8,680	$(24,590)
Total	$33,559	$8,680	$(24,590)

8.  Distributions

With the authorization of its board of directors, the Company declared distributions in the amount of $0.00138082 per share, per day distributions declared for July 2010 through March 2013, and $0.00041425 of such per share, per day distributions declared for the period July 2011 through March 2013 were designated by the Company as special distributions which represent a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in the Company. The special distributions were funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to the Company’s stockholders.

On March 25, 2013, the Company declared a distribution of approximately $198.0 million, resulting in a distribution to stockholders of $0.80 per share that was paid during the three months ended June 30, 2013 to all stockholders of record as of April 2, 2013, which is reflected in the table below. This distribution was designated by the Company as a special distribution, which was a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in the Company. The special distribution represents a portion of the proceeds from the sale of Williams Tower and other strategic asset sales. The special distribution was not subject to reinvestment pursuant to the Company’s dividend reinvestment plan and was paid in cash. In the aggregate, the Company has declared special distributions in total of $1.01 per share.

Further, with the authorization of its board of directors, the Company declared distributions for April 2013 through March 2014. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in the Company's dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for the years ended December 31, 2013, 2012 and 2011, respectively, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Years Ended	Cash Distributions	Distributions Reinvested	Total Declared (1)		Total Declared (1)
December 31, 2013	$244,277	$28,801	$273,078	(2)	$1,248
December 31, 2012	$69,181	$47,082	$116,263		$559
December 31, 2011	$64,734	$48,890	$113,624		$5,014

(1)
As stated above, a portion of the total distributions declared were designated by the Company as special distributions and funded using proceeds from sales of investment properties, which represented a return of a portion of the stockholders, and noncontrolling interests’ invested capital. For the year ended December 31, 2013, $206.7 million of the Company’s distributions declared were designated as special distributions, $198.0 million of which related to the one-time $0.80 per share special distribution described above. For the years ended December 31, 2012 and 2011, $35.0 million and $18.1 million of the total distributions declared to the Company’s stockholders and non-controlling interests were paid using such sales proceeds.

(2)
Excluded from this table are ordinary distributions declared with respect to the Participation Interest (as discussed further in Note 9 — Related Party Transactions). Included in the $273.1 million amount declared above is the $10.0 million special distribution declared in March 2013 to the Participation Interest.

9.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines and the Advisor for each of the years ended December 31, 2013, 2012 and 2011 and amounts outstanding as of December 31, 2013 and 2012. A description of each of the fees included in the table follows (all amounts are in thousands):

	Incurred for the Years Ended December 31,			Unpaid as of December 31,
Type and Recipient	2013	2012	2011	2013	2012
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$13,674	$19,435	$3,635	$91,376	$92,404

Due to Affiliates
Asset Management Fee – the Advisor	$14,296	$10,216	$12,538	1,185	2,597
Debt Financing Fee – the Advisor	$3,600	$—	$410	—	—
Other - The Advisor	$4,260	$4,357	$4,004	767	677
Property Management Fee – Hines	$5,037	$6,399	$6,819	(16)	13
Leasing Fee – Hines	$1,740	$4,797	$3,097	1,535	2,992
Tenant Construction Management Fees – Hines	$190	$32	$29	1	2
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	$14,012	$16,227	$16,432	214	877
Due to Affiliates				$3,686	$7,158

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

Advisory Agreement

Pursuant to the Advisory Agreement, which, if not renewed, expires on December 31, 2014, the Company is required to pay the following fees and expense reimbursements:

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

Reimbursement by the Advisor to the Company — The Advisor must reimburse the Company quarterly for any amounts by which operating expenses exceed, in any four consecutive fiscal quarters, the greater of (i) 2.0% of the Company’s average invested assets, which consists of the average book value of its real estate properties, both equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, or (ii) 25.0% of its net income (as defined by the Company’s Amended and Restated Articles of Incorporation), excluding the gain on sale of any of the Company’s assets, unless Hines REIT’s independent directors determine that such excess was justified. Operating expenses generally include all expenses paid or incurred by the Company as determined by generally accepted accounting principles, except certain expenses identified in Hines REIT’s Amended and Restated Articles of Incorporation. For the years ended December 31, 2013, 2012 and 2011, the Company did not exceed this limitation.

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

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Partnership Agreement”), HALP owns a profits interest in the Operating Partnership. The number of units underlying the Participation Interest increases on a monthly basis in relation to the portion of any asset management fees or acquisition fees that is paid through equity units rather than cash.  The profits interest in the Operating Partnership attributable to the Participation Interest was 5.7% and 4.8% as of December 31, 2013 and December 31, 2012, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution. The holder of the Participation Interest has the right to request the repurchase of the Participation Interest from the Company at any time, subject to a one-year holding period. The Company determines if the Participation Interest will be converted into cash or common shares except in the event that the Advisor is terminated by the Company. In the event that the Company terminates the Advisor, the holder of the Participation Interest may determine to have the Participation Interest repurchased in cash or common shares. Currently, it is the Company’s expectation that the Participation Interest will ultimately be settled in cash. Accordingly, the Participation Interest obligation has been classified as a liability in the accompanying consolidated balance sheets based on the estimated settlement value of this ownership interest plus any unpaid distributions, instead of equity, since it is probable that its ultimate settlement will be in the form of cash.

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

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Change in other assets	$1,097	$220	$(544)
Change in tenant and other receivables	(1,510)	(2,779)	(7,761)
Change in deferred leasing costs	(39,980)	(70,757)	(51,679)
Change in accounts payable and accrued expenses	(14,144)	30,401	(7,947)
Change in participation interest liability	(1,028)	14,222	3,635
Change in other liabilities	(990)	667	(102)
Change in due to affiliates	(3,479)	1,353	(337)
Changes in assets and liabilities	$(60,034)	$(26,673)	$(64,735)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$50,609	$75,838	$81,191
Cash paid for income taxes	$553	$539	$1,203
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$15,672	$29,573	$30,215
Distributions reinvested	$34,621	$47,568	$49,603
Shared tendered for redemption	$12,927	$2,588	$2,548
Loan transferred upon disposition of investment property	$—	$—	$199,278

12.  Commitments and Contingencies

The credit agreement for the HSH pooled mortgage facility requires that the properties financed by this facility maintain a combined occupancy at or above 85%. As of December 31, 2013, certain properties caused the Company to fail to meet this occupancy requirement. As a result, the facility’s limited payment guaranty to which the Company is a party has been triggered, requiring the Company to commit to fund a property leasing guaranty in an amount that would be required to increase the occupancy of all individual borrowings base assets to 90%. As of December 31, 2013, the Company believes the amount of this potential guaranty obligation is $18.2 million. This guaranty will be discharged once the portfolio of properties financed by this facility achieves a combined occupancy greater than or equal to 85% or once all outstanding payments of interest and principal are paid in full. No liability was recorded in relation to this guaranty, as the Company believes the probability of the Company being required to perform under this guaranty is remote.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2013 and December 31, 2012 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013	$67,652	$—	$67,652	$—
December 31, 2012	$101,211	$—	$101,211	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2013, management estimated that the fair value of notes payable, which had a carrying value of $795.7 million, was $794.1 million. As of December 31, 2012, management estimated that the fair value of notes payable, which had a carrying value of $1.3 billion, was $1.3 billion. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2013, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. During 2013, the Company determined that its directly-owned investment, Airport Corporate Center and 4050/4055 Corporate Drive, were impaired due to a shortened expected hold period. Further, the Company determined that its directly-owned investment, the Minneapolis Office/Flex portfolio was impaired due to a shortened expected hold period and a reduction in market conditions. As a result of these changes in assumptions, the projected undiscounted cash flows were reduced for these investments.

Additionally, during the year ended December 31, 2012, the Company determined that its directly-owned investments, Seattle Design Center and Three Huntington Quadrangle, were impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for these investments. Also, during the year ended December 31, 2012, the Company determined that its directly-owned investment, a building in its Minneapolis Office/Flex portfolio, was impaired due to a change in leasing assumptions and appraised values.

These changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for these investments. As a result, these assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, for the years ended December 31, 2013, 2012 and 2011 (in thousands).

		Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
December 31, 2013	Investment property	$170,466	$—	$—	$170,466	$33,878
December 31, 2012	Investment property	$85,184	$—	$—	$85,184	$53,483
December 31, 2011	N/A	$—	$—	$—	$—	$—

The Company’s estimated fair value of investment properties was based on a comparison of recent market activity and discounted cash flow models, which include estimates of property-specific inflows and outflows over a specific holding period.  Significant unobservable quantitative inputs used in determining the fair value of each investment property for the period ended December 31, 2013 include: a discount rate ranging from 5% to 9%; a capitalization rate ranging from 6.5% to 9.5%; stabilized occupancy rates ranging from 82% through 95%; and current market rental rates ranging from $3.40 per square foot to $12.50 per square foot.  These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge and expertise in real estate.

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

14.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has three reportable segments: 1) office properties, 2) a domestic industrial property and 3) domestic retail properties. The office properties segment consists of 17 office properties that the Company owns directly as well as 13 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial property segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of 12 grocery-anchored shopping centers that are owned indirectly through the Company’s investment in a joint venture with Weingarten. See Note 16 — Subsequent Events regarding the Grocery-Anchored Portfolio Transaction. In 2012, the Company considered its investment in Distribution Park Rio as a separate international industrial property segment, however, in January 2013, the Company sold its indirect investment in Distribution Park Rio.

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

	Years Ended December 31,
	2013	2012	2011
Total property revenue
Office properties	$164,995	$169,251	$176,406
Domestic industrial properties	3,113	3,066	5,605
Total segment property revenues	$168,108	$172,317	$182,011

Property revenues in excess of expenses (1)
Office properties segment	$83,184	$90,044	$97,616
Domestic industrial properties segment	2,081	1,976	4,673
Total segment property revenues in excess of expenses	$85,265	$92,020	$102,289

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of domestic office properties	$80,375	$7,058	$(7,529)
Equity in earnings of domestic retail properties	48	100	(9)
Equity in earnings of international industrial properties	2,045	2,302	2,400
Equity in earnings (losses) of unconsolidated entities, net	$82,468	$9,460	$(5,138)

Total assets		December 31, 2013	December 31, 2012
Office properties		$1,489,901	$2,243,240
Domestic industrial properties		36,504	39,214
Investment in unconsolidated entities -
Office properties		237,110	250,138
Domestic retail properties		156,585	53,793
International industrial properties		—	25,487
Corporate-level accounts (2)		262,623	155,337
Total assets		$2,182,723	$2,767,209

(1)	Revenues less property operating expenses, real property taxes and property management fees.

(2)
This amount primarily consists of cash and cash equivalents at the corporate level, including proceeds from the sale of the Company’s directly and indirectly-owned investments, proceeds from the Core Fund distribution the Company received in August 2013 as well as the cash collateral deposit related to the letter of credit with the Bank of Montreal. In addition, in 2013, this amount includes the $30.0 million deposit recorded in other assets on the consolidated balance sheet related to the acquisition of the Howard Hughes Center in January 2014.

	Years Ended December 31,
	2013	2012	2011
Reconciliation to net income (loss)
Total segment property revenues in excess of expenses	$85,265	$92,020	$102,289
Depreciation and amortization	(51,262)	(55,042)	(64,519)
Asset management fees	(27,970)	(29,651)	(16,173)
Acquisition related expenses	(330)	—	—
General and administrative	(7,281)	(6,874)	(6,740)
Impairment losses	(33,878)	(53,483)	—
Gain (loss) on derivative instruments, net	33,559	8,680	(24,590)
Gain (loss) on settlement of derivative instruments	(5,374)	—	—
Interest expense	(47,453)	(55,987)	(59,169)
Interest income	779	736	507
Benefit (provision) for income taxes	(274)	(257)	(265)
Gain (loss) on sale of unconsolidated joint venture	16,087	—	—
Equity in earnings (losses) of unconsolidated entities, net	82,468	9,460	(5,138)
Income from discontinued operations, net of taxes	304,978	14,650	117,712
Net income (loss)	$349,314	$(75,748)	$43,914

15. Quarterly Financial Data (unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2013 (in thousands, except per share information):

	For the Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$42,346	$42,224	$41,660	$41,878
Equity in earnings (losses) of unconsolidated entities, net	$2,595	$78,829	$23	$1,021
Income (loss) from discontinued operations, net of taxes	$148,588	$983	$154,488	$919
Net income (loss) attributable to common stockholders	$157,681	$77,677	$115,611	$(2,903)
Income (loss) per common share, basic and diluted	$0.68	$0.33	$0.50	$(0.01)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2012 (in thousands, except per share information):

	For the Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$44,300	$43,284	$43,026	$41,707
Equity in earnings (losses) of unconsolidated entities, net	$(1,147)	$1,041	$27,573	$(18,007)
Income (loss) from discontinued operations, net of taxes	$4,872	$3,409	$3,011	$3,358
Net income (loss) attributable to common stockholders	$(5,561)	$(58,802)	$16,287	$(28,231)
Income (loss) per common share, basic and diluted	$(0.02)	$(0.26)	$0.07	$(0.12)

16. Subsequent Events

Grocery-Anchored Portfolio Transaction

In January 2014, the Company dissolved its joint venture with Weingarten. As a result of the joint venture dissolution, eight of the Grocery-Anchored Portfolio properties were distributed to the Company and the remaining four Grocery-Anchored Portfolio properties were distributed to Weingarten and an additional $0.4 million in cash was paid to the Company by Weingarten. The Company has not concluded its accounting for this acquisition, but it anticipates that it will no longer account for its investment in the Grocery-Anchored Portfolio as an equity method investment in 2014 and will consolidate the eight properties beginning with the first quarter of 2014. The Company anticipates that it will recognize a gain from the remeasurement of its investment in the joint venture to its fair value at the acquisition date. The Company expects that the contract purchase price of these eight properties, which was $178.2 million, will primarily be allocated to building, land and intangible assets and liabilities.

Howard Hughes Center

In January 2014, the Company acquired the Howard Hughes Center, a portfolio of five Class A office buildings and an athletic club located in Los Angeles, California. The Howard Hughes Center consists of 1,318,682 square feet of rentable area and is 88% leased. The contract purchase price for the Howard Hughes Center was $506.0 million, exclusive of transaction costs and working capital reserves. Although the Company has not concluded on its accounting for this acquisition, the Company expects that the purchase price of this property will primarily be allocated to building, land and intangible assets and liabilities.

In connection with this acquisition, the Company was obligated to pay approximately $5.0 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $1.5 million of the cash acquisition fee and all of the $2.5 million acquisition fee payable as an increase to the Participation Interest.

Loan Activity

In January 2014, a subsidiary of the Operating Partnership entered into an Acquisition Credit Agreement (the “Acquisition Credit Agreement”) with JPMorgan Chase to establish a $425.0 million unsecured term loan facility (the “Facility”). In connection with the acquisition of the Howard Hughes Center in January 2014, the Company borrowed the full capacity under the Facility. The Facility has a maturity date of May 15, 2014 with two 30-day extension options. The interest rate as of the date of the initial funding of the loan was 1.76%. Additionally, in connection with the financing, the Advisor agreed to waive the entire $4.3 million debt financing fee that otherwise would be payable to the Advisor. In February 2014, the Company paid down $45.0 million of the Facility.

Minneapolis Office/Flex Portfolio

In March 2014, the Company sold a building in the Minneapolis Office/Flex Portfolio and in January 2014 the Company entered into a contract to sell the remaining properties in the portfolio. The Company expects this transaction to close in the second quarter of 2014. The contract sales price of the entire portfolio, which the Company acquired in September 2007 for a net contract purchase price of $87.0 million, is $76.1 million. The Minneapolis Office/Flex Portfolio is a portfolio of nine office/flex buildings located in the southwest and midway submarkets of Minneapolis, Minnesota. The Company did not consider this portfolio as held for sale as of December 31, 2013 due to the following: (i) the signing of the purchase and sale agreement (“PSA”) with respect to the sale of the portfolio did not occur until January 2014, (ii) it is common within the real estate industry for there to be continuous negotiations between the buyer and seller from the initial letter of intent through the contractual closing date, which often result in amendments to the terms of the PSA, and (iii) given the complexities of the due diligence process, it would be unlikely to find another buyer and close on the sale within twelve months should the buyer decide not to purchase the portfolio.

*****

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2013 was based on the framework for effective internal control over financial reporting described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2013, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 28, 2014

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Real Estate Investment Trust, Inc.
Consolidated Financial Statements — as of December 31, 2013 and 2012 and for Each of the Three Years in the Year Ended December 31, 2013
Report of Independent Registered Public Accounting Firm	66
Audited Consolidated Financial Statements
Consolidated Balance Sheets	67
Consolidated Statements of Operations and Comprehensive Income (Loss)	68
Consolidated Statements of Equity	69
Consolidated Statements of Cash Flows	70
Notes to Consolidated Financial Statements	71
Hines US Core Office Fund LP
Consolidated Financial Statements — as of December 31, 2013 and 2012 and for Each of the Three Years in the Year Ended December 31, 2013
Independent Auditor’s Report	100
Audited Consolidated Financial Statements
Consolidated Balance Sheets	101
Consolidated Statements of Operations	102
Consolidated Statements of Equity	103
Consolidated Statements of Cash Flows	104
Notes to Consolidated Financial Statements	105

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts is set forth beginning on page 125 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 126 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b)	Exhibits

Reference is made to the Index beginning on page 129 for a list of all exhibits filed as a part of this report.

* * * * * *

Hines US Core Office
Fund LP

Consolidated Financial Statements
as of December 31, 2013 and 2012, and
for Each of the Three Years in the
Period Ended December 31, 2013, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Partners of
Hines US Core Office Fund LP
Houston, Texas

We have audited the accompanying consolidated financial statements of Hines US Core Office Fund LP and its subsidiaries (the “Partnership”), which comprise the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2013, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hines US Core Office Fund LP and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in accordance with accounting principles generally accepted in the United States of America.

March 28, 2014

HINES US CORE OFFICE FUND LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012
(In thousands)

	2013	2012
ASSETS

Investment property - net	$2,042,690	$2,647,298
Assets of property held for sale	114,557	—
Cash and cash equivalents	112,151	187,386
Restricted cash	22,777	36,029
Tenant and other receivables - net	69,424	99,796
Deferred financing costs - net	3,491	4,303
Deferred leasing costs - net	300,868	353,993
Intangible lease assets - net	68,173	117,954
Prepaid expenses and other assets	11,320	9,663

TOTAL ASSETS	$2,745,451	$3,456,422

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued expenses	$109,824	$165,626
Liabilities of property held for sale	78,204	—
Due to affiliates	9,462	10,379
Intangible lease liabilities - net	14,572	19,600
Other liabilities	32,060	37,995
Distributions payable	13,589	17,000
Dividends and distributions payable to redeemable noncontrolling interests	2,749	10,664
Notes payable	1,327,315	1,808,432

Total liabilities	1,587,775	2,069,696

Commitments and contingencies (See note 13)	—	—

Redeemable noncontrolling interests	268,871	378,419

Partners' equity	790,018	904,995
Noncontrolling interest	98,787	103,312

Total equity	888,805	1,008,307

TOTAL LIABILITIES AND EQUITY	$2,745,451	$3,456,422

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	2013	2012	2011
Revenues:
Rental revenues	$226,748	$232,885	$248,349
Other revenues	31,362	23,978	23,415

Total revenues	258,110	256,863	271,764

Expenses:
Depreciation and amortization	83,962	88,314	100,100
Property operating expenses	70,636	69,180	68,980
Real property taxes	41,685	35,674	43,114
Property management fees	6,444	6,455	6,720
General and administrative	7,682	9,322	7,446
Impairment loss	—	72,901	—

Total expenses	210,409	281,846	226,360

Income (loss) from continuing operations before interest
income, interest expense, gain on extinguishment of debt
and income tax expense	47,701	(24,983)	45,404

Interest income	102	223	63
Interest expense	(63,312)	(73,725)	(90,169)
Gain on extinguishment of debt	—	18,318	—

Loss from continuing operations before income tax expense	(15,509)	(80,167)	(44,702)

Income tax expense	(28)	(34)	(28)

Loss from continuing operations	(15,537)	(80,201)	(44,730)

Income (loss) from discontinued operations	29,185	(5,088)	(94,176)
Gain on sale of investment property	722,035	248,352	114,114

Net income (loss)	735,683	163,063	(24,792)

Less income allocated to redeemable noncontrolling interests	(435,845)	(132,337)	(1,554)

Less income allocated to noncontrolling interests	(938)	(2,378)	(196)

Net income (loss) attributable to partners	$298,900	$28,348	(26,542)

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	Partners' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

BALANCE - January 1, 2011	$943,166	$—	$943,166	$454,036

Contributions	—	490	490	3,979
Distributions	(25,200)	—	(25,200)	(53,831)
Net income (loss)	(26,542)	196	(26,346)	1,554
Sale of noncontrolling limited
partner interest in subsidiary	33,493	149,567	183,060	6,870
Other	486	—	486	(840)

BALANCE - December 31, 2011	925,403	150,253	1,075,656	411,768

Contributions	162,700	1,470	164,170	2,222
Distributions	(65,500)	(50,789)	(116,289)	(168,867)
Net income	28,348	2,378	30,726	132,337
Redemption of partners' interests	(148,384)	—	(148,384)	—
Other	2,428	—	2,428	959

BALANCE - December 31, 2012	904,995	103,312	1,008,307	378,419

Contributions	—	—	—	1,212
Distributions	(344,000)	(5,463)	(349,463)	(546,605)
Net income	298,900	938	299,838	435,845
Redemption of partners' interests	(69,877)	—	(69,877)	—

BALANCE - December 31, 2013	$790,018	$98,787	$888,805	$268,871

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$735,683	$163,063	$(24,792)
Adjustments to reconcile net income (loss) to net cash from
operating activities:
Depreciation and amortization	124,261	155,005	183,342
Impairment loss	—	90,109	101,057
Gain on sale of investment property	(722,035)	(248,352)	(114,114)
Gain on extinguishment of debt	(12,563)	(18,318)	—
(Gain) loss on derivative instruments	(445)	535	296
Changes in assets and liabilities:
Tenant and other receivables	(15,363)	(6,348)	(15,274)
Deferred leasing costs	(53,047)	(84,224)	(220,371)
Prepaid expenses and other assets	(3,571)	(6,935)	(341)
Accounts payable and accrued expenses	(48,306)	(11,772)	74,257
Due to affiliates	(1,621)	(4,226)	6,688
Other liabilities	(347)	4,334	2,205
Net cash from operating activities	2,646	32,871	(7,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in investment property	(9,595)	(25,327)	(25,268)
Proceeds from sale of investment property, net	1,267,723	567,117	325,363
Decrease (increase) in restricted cash	12,281	16,047	(32,969)
Decrease (increase) in other assets	—	32,343	(32,343)
Net cash from investing activities	1,270,409	590,180	234,783

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	—	162,700	—
Contributions from redeemable noncontrolling interests	1,212	2,222	3,979
Contributions from noncontrolling interests	—	1,470	490
Distributions to partners	(347,411)	(59,471)	(16,111)
Dividends and distributions to redeemable noncontrolling interests	(554,520)	(161,276)	(55,317)
Distributions to noncontrolling interests	(5,463)	(50,789)	—
Redemption of partners' interests	(69,877)	(148,384)	—
Payment of accrued redemption of partnership interest	—	—	(30,000)
Cash proceeds from sale of noncontrolling limited partner
interest in subsidiary	—	—	189,930
Proceeds from notes payable	123,500	392,000	116,200
Repayments of notes payable	(494,183)	(790,116)	(354,312)
Increase in security deposit liabilities	272	3,639	1,154
Additions to deferred financing costs	(1,820)	(2,512)	(1,100)
Other	—	1,204	(354)
Net cash from financing activities	(1,348,290)	(649,313)	(145,441)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(75,235)	(26,262)	82,295

CASH AND CASH EQUIVALENTS - Beginning of year	187,386	213,648	131,353

CASH AND CASH EQUIVALENTS - End of year	$112,151	$187,386	$213,648

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.  ORGANIZATION

Hines US Core Office Fund LP (the “Partnership”) was organized in August 2003 as a Delaware limited partnership by affiliates of Hines Interests Limited Partnership (“Hines”) for the purpose of investing in existing office properties (“Properties”) in the United States. The Partnership and its subsidiaries are collectively referred to herein as the “Fund.” The managing general partner is Hines US Core Office Capital LLC (“Capital”), an affiliate of Hines. The non-managing general partner is Hines REIT Properties, L.P. ("Non-Managing General Partner"), an affiliate of Hines. The remaining investors are primarily U.S. and foreign institutional investors.

On November 14, 2013, with the consent of the Non-Managing General Partner and the limited partners, by majority vote ("Majority LP Vote"), the Partnership's limited partnership agreement was amended to: (1) establish December 31, 2015 as the end date for the Partnership, subject to two one-year extension options (the first extension option at the discretion of Capital and the second extension option requiring the consent of the Non-Managing General Partner and the limited partners, by Majority LP Vote); and (2) suspend the Partnership's redemption program, subject to existing redemption requests and redemption rights. See Note 8 - Governing Agreements and Investor Rights.

As of December 31, 2013, the Partnership owned indirect interests in office properties as follows:

Property	Location	Acquisition Date	Square Feet	% Leased	Effective Ownership by the Partnership as of December 31, 2013 (1)
			(Unaudited)	(Unaudited)
One Atlantic Center	Atlanta, Georgia	July 2006	1,100,312	81%	82.8%
333 West Wacker	Chicago, Illinois	April 2006	857,397	79	66.1
One North Wacker	Chicago, Illinois	March 2008	1,373,754	95	42.2
Riverfront Plaza	Richmond, Virginia	November 2006	951,616	82	82.8
525 B Street	San Diego, California	August 2005	449,180	81	82.8
55 Second Street	San Francisco, California	September 2004	379,328	97	82.8
101 Second Street	San Francisco, California	September 2004	388,370	89	82.8
720 Olive Way	Seattle, Washington	January 2006	300,710	85	66.1
Warner Center	Woodland Hills, California	October 2006	808,274	88	66.1
Wells Fargo Center	Sacramento, California	May 2007	507,138	83	66.1
Charlotte Plaza	Charlotte, North Carolina	June 2007	628,948	93	82.8
Carillon	Charlotte, North Carolina	July 2007	473,897	77	82.8
Renaissance Square	Phoenix, Arizona	December 2007	965,508	76	82.8
			9,184,432	85

(1)
This percentage shows the Partnership's effective ownership interest in the applicable operating companies (“Companies”) that own the Properties. The Partnership holds an indirect ownership interest in the Companies through its investments in Hines NY Core Office Trust (“NY Trust”) (40.6% at December 31, 2013) and Hines US Core Office Trust (“Core Office Trust”) (99.9% at December 31, 2013).

On January 7, 2014, the Fund sold 101 Second Street, an office property located in San Francisco, California. See Note 4 - Discontinued Operations and Property Held for Sale.

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

The Partnership evaluates the need to consolidate joint ventures in accordance with GAAP. Joint ventures are evaluated to determine whether or not the investment qualifies as a variable interest entity (“VIE”). If the investment qualifies as a VIE, an analysis is then performed to determine if the Partnership is the primary beneficiary of the VIE by analyzing if the Partnership has both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. The Partnership also considers the rights and decision making abilities of each holder of variable interests. The Partnership will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Partnership will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. As of December 31, 2013 and 2012, the Partnership has no interests in VIEs or unconsolidated interests in joint ventures.

Management has evaluated subsequent events through March 28, 2014, which is the date the consolidated financial statements were issued.

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

Real estate assets are reviewed each reporting period for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Fund believes are similar to those used by market participants. No impairment losses were recorded for the year ended December 31, 2013. Impairment losses related to five properties located in the suburban area of Sacramento, California totaling $17.2 million and $101.1 million were recognized for the years ended December 31, 2012 and 2011, respectively, and are included in income (loss) from discontinued operations on the consolidated statement of operations. Impairment losses related to two properties located in Charlotte, North Carolina totaling $72.9 million were recognized for the year ended December 31, 2012. The determination of whether a property investment is impaired requires a significant amount of judgment by management at the time of the evaluation. If market conditions deteriorate or if management's plans for certain properties change, additional impairments could be required in the future. (See Note 11 - Fair Value Disclosures - Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis - Impairment of Investment Property)

Property Held for Sale - Properties are classified as held for sale when certain criteria are met, in accordance with GAAP. At that time, the assets and liabilities associated with the property held for sale are presented separately in the consolidated balance sheet, and the recording of depreciation and amortization expense related to the property is stopped. Property held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2013, 101 Second Street was classified as held for sale. No properties were classified as held for sale as of December 31, 2012.

Cash and Cash Equivalents - The Fund defines cash and cash equivalents as cash on hand and investment instruments with original maturities of three months or less.

Restricted Cash - Restricted cash primarily consists of tenant security deposits and escrow deposits held by lenders for property taxes, tenant improvements and leasing commissions. Approximately $5.9 million of the restricted cash balance as of December 31, 2012 consisted of funds used as short-term collateral on outstanding letters of credit (see Note 5 - Notes Payable - Revolving Credit Facilities). Substantially all restricted cash is invested in demand or short-term instruments.

Tenant and Other Receivables - Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the consolidated balance sheets, net of an allowance for doubtful accounts of $1.4 million and $1.9 million at December 31, 2013 and 2012, respectively.

Deferred Financing Costs - Deferred financing costs consist of direct costs incurred in obtaining the notes payable (see Note 5 - Notes Payable). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the term of the notes. For the years ended December 31, 2013, 2012, and 2011, $2.1 million, $4.3 million, and $4.1 million, respectively, was amortized into interest expense. Deferred financing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $2.7 million and $9.4 million at December 31, 2013 and 2012, respectively.

Deferred Leasing Costs - Direct leasing costs, primarily third-party leasing commissions and tenant incentives, are capitalized and amortized over the life of the related lease. Tenant incentive amortization was $31.8 million, $31.4 million, and $25.5 million for the years ended December 31, 2013, 2012, and 2011, respectively, and was recorded as a reduction of rental revenue. Amortization expense related to other direct leasing costs for the years ended December 31, 2013, 2012, and 2011, was $9.6 million, $10.7 million, and $9.5 million, respectively. Deferred leasing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $101.5 million and $101.8 million at December 31, 2013 and 2012, respectively.

Prepaid Expenses and Other Assets - Prepaid expenses and other assets as of December 31, 2013 includes a $7.5 million deposit held in escrow pursuant to the terms of the Agreement of Sale and Purchase of 425 Lexington Avenue (the "Sale Agreement"). The deposit can be claimed by the purchaser of the asset to reimburse the purchaser for damages incurred as a result of any untruth, inaccuracy or breach of any of NY Trust's representations and warranties set forth in the Sale Agreement. Per the terms of the Sale Agreement, any deposits remaining will be refundable to NY Trust nine months after the closing date.

Revenue Recognition - The Fund recognizes rental revenue on a straight-line basis over the life of the lease, including the effect of rent holidays, if any. Straight-line rent receivable in the amount of $60.9 million and $92.1 million as of December 31, 2013 and 2012, respectively, consists of the difference between the tenants' rents calculated on a straight-line basis from the date of acquisition or lease commencement date over the remaining term of the related leases and the tenants' actual rents due under the leases and is included in tenant and other receivables, net, in the consolidated balance sheets. Revenues relating to lease termination fees are recognized at the time a tenant's right to occupy the space is terminated and when the Fund has satisfied all obligations under the lease agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes - The Fund is subject to the State of Texas “margin tax.” which covers legal entities, including limited partnerships, doing business in Texas. Currently, the Fund holds an interest in an entity that owned two properties, One Shell Plaza and Two Shell Plaza (collectively, “Shell Plaza”), located in Texas.  On August 9, 2012, the Fund sold Shell Plaza. See Note 4 - Discontinued Operations and Property Held for Sale. As of December 31, 2013 and 2012, the Fund had no significant temporary differences, tax credits or net operating loss carry-forwards.

No provision for income taxes, other than described above, is made in the accounts of the Fund since such taxes are liabilities of the partners and depend upon their respective tax situations. The Fund does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redeemable Noncontrolling Interests - Redeemable noncontrolling interests are comprised of future obligations of the Fund, which allow the holders of the noncontrolling interest to require the Fund to purchase their interest. The Fund classifies the redeemable noncontrolling interests as temporary equity that is measured at initial fair value and adjusted for the noncontrolling interests' share of net income or loss. If the redemption value becomes fixed, redeemable noncontrolling interests are then classified as liabilities and measured at redemption value. See Note 8 - Governing Agreements and Investor Rights.

Concentration of Credit Risk - At December 31, 2013 and 2012, the Fund had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.   Management regularly monitors the financial stability of these financial institutions and believes that the Fund is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Reclassification - Pursuant to foreclosure, the Fund transferred ownership of one of the Properties, Douglas Corporate Center, to the lender associated with this property on January 2, 2013. Additionally, the Fund sold 425 Lexington Avenue, 499 Park Avenue, and 1200 19th Street on June 28, 2013, and has classified 101 Second Street as held for sale as of December 31, 2013. The results of operations for these properties have been reclassified as discontinued operations in the consolidated statements of operations for all years presented. See Note 4 - Discontinued Operations and Property Held for Sale for additional information.

Recent Accounting Pronouncements - In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance on disclosures about offsetting assets and liabilities. This guidance results in enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The adoption of this guidance was effective for annual periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on the Fund's financial statements.

In October 2012, the FASB clarified and relocated guidance in the Accounting Standards Codification (the “Codification”), corrected unintended application of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance are effective upon issuance and amendments subject to transition guidance were effective for fiscal periods beginning after December 15, 2012. This guidance did not have a material impact on the Fund's financial statements.

3.   REAL ESTATE INVESTMENTS

Investment property consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Buildings and improvements	$2,043,332	$2,473,457
Less accumulated depreciation	(329,848)	(364,528)
Buildings and improvements, net	1,713,484	2,108,929
Land	329,206	538,369
Investment property, net	$2,042,690	$2,647,298

As of December 31, 2013, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$239,060	$29,100	$46,698
Less accumulated amortization	(178,092)	(21,895)	(32,126)
Net	$60,968	$7,205	$14,572

As of December 31, 2012, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$324,384	$48,832	$56,760
Less accumulated amortization	(220,941)	(34,321)	(37,160)
Net	$103,443	$14,511	$19,600

In-place leases are amortized to amortization expense over the remaining lease terms. Amortization expense was $24.2 million, $37.8 million, and $60.6 million for in-place leases for the years ended December 31, 2013, 2012, and 2011, respectively. Out-of-market leases are amortized as adjustments to rental revenue over the remaining lease terms. Amortization of out-of-market leases, net, was a increase to rental revenue of $1.3 million for the year ended December 31, 2013. Amortization of out-of-market leases, net, was a decrease to rental revenue of $1.4 million and $6.4 million for the years ended December 31, 2012 and 2011, respectively.

Anticipated amortization of in-place leases and out-of-market leases for the next five years is as follows (in thousands):

Years Ending December 31,	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

2014	$12,266	$1,563	$(2,743)
2015	9,734	1,441	(2,109)
2016	8,065	1,344	(1,599)
2017	6,115	533	(1,084)
2018	4,680	359	(757)

4. DISCONTINUED OPERATIONS AND PROPERTY HELD FOR SALE

On August 26, 2011, the Fund sold Three First National Plaza, an office property located in Chicago, Illinois, which it acquired in March 2005. The contract sales price was $344.0 million and the net book value was $220.5 million on the date of the sale. The Fund recognized a gain totaling $114.1 million on the sale of this asset.

On August 9, 2012, the Fund sold Shell Plaza, office properties located in Houston, Texas, which it acquired in May 2004. The contract sales price was $550.0 million and the net book value was $274.4 million on the date of the sale. The Fund recognized gains on the sale of these assets of $3.8 million and $248.4 million in 2013 and 2012, respectively.

On December 14, 2012, the Fund sold Johnson Ranch Corporate Centre, Roseville Corporate Center, Summit at Douglas Ridge and Olympus Corporate Centre (collectively, "the Roseville Disposition Group"), office properties located in suburban Sacramento, California, which it acquired in May 2007. The contract sales price was $73.0 million, exclusive of transaction costs of approximately $853,000. The net book value was $72.1 million on the date of the sale. There was no gain recognized on the sale of these assets.

On January 2, 2013, pursuant to foreclosure, the Fund transferred ownership of Douglas Corporate Center, an office property located in suburban Sacramento, California, to the lender associated with this property. The Fund acquired the property in May 2007. The net book value of Douglas Corporate Center, excluding the principal balance, was $23.4 million as of the date of foreclosure. The Fund recognized a $12.6 million gain on extinguishment of debt resulting from the foreclosure.

On June 28, 2013, the Fund sold 425 Lexington Avenue and 499 Park Avenue, office properties located in New York City, and 1200 19th Street, an office property located in Washington, D.C. The Fund acquired these properties in August 2003. The combined contract sales price was $1.3 billion and the net book value was $619.1 million on the date of the sale. The Fund recognized a gain totaling $718.1 million on the sale of these assets.

On January 7, 2014, the Fund sold 101 Second Street, an office property located in San Francisco, California, which it acquired in September 2004. The contract sales price was $297.5 million compared to carrying value of $113.8 million. The Fund classified the property as an asset held for sale as of December 31, 2013, in accordance with Accounting Standards Codification ("ASC") 205 "Presentation of Financial Statements" and has segregated the assets and liabilities in the accompanying balance sheet as of December 31, 2013.

The combined results of operations of Three First National Plaza, Shell Plaza, the Roseville Disposition Group, Douglas Corporate Center, 425 Lexington Avenue, 499 Park Avenue, 1200 19th Street and 101 Second Street for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Revenues:
Rental revenue	$61,051	$139,227	$174,500
Other revenue	2,052	5,906	9,502
Total revenue	63,103	145,133	184,002
Expenses:
Depreciation and amortization	7,637	29,601	45,947
Property operating expenses	12,628	33,920	46,336
Real property taxes	11,518	25,042	35,111
Property management fees	1,587	3,816	4,813
General and administrative	1,293	3,086	2,486
Impairment loss	—	17,208	101,057
Total expenses	34,663	112,673	235,750
Income (loss) from discontinued operations
before interest income, interest expense,
gain on extinguishment of debt, gain (loss)
on derivative instruments and income tax
expense	28,440	32,460	(51,748)

Interest income	26	71	44
Interest expense	(12,289)	(36,909)	(41,779)
Gain on extinguishment of debt	12,563	—	—
Gain (loss) on derivative instruments	445	(535)	(296)

Income (loss) before income tax expense	29,185	(4,913)	(93,779)

Income tax expense	—	(175)	(397)

Income (loss) from discontinued operations	$29,185	$(5,088)	$(94,176)

As of December 31, 2013, 101 Second Street was classified as held for sale. As of December 31, 2012, no properties were considered held for sale. The major classes of assets and liabilities associated with property held for sale are as follows (in thousands):

2013

Investment property - net	$94,625
Deferred leasing costs - net	15,404
Tenant receivables and other assets - net	4,528

Assets of property held for sale	$114,557

Notes Payable	$74,434
Accounts payable and accrued expenses	1,907
Other liabilities	1,863

Liabilities of property held for sale	$78,204

5.   NOTES PAYABLE
The Fund's notes payable at December 31, 2013 and 2012, consist of the following (in thousands):

Description	Interest Rate as of December 31, 2013		Maturity Date	2013		2012
MORTGAGE NOTES
Secured Nonrecourse Fixed Rate Mortgage Notes:
Bank of America/Connecticut General Life Insurance:
425 Lexington Avenue, 499 Park Avenue, 1200 Nineteenth Street
Note A1	4.7752%		9/1/2013	$—		$160,000
Note A2	4.7752		9/1/2013	—		104,600
Note B	4.9754		9/1/2013	—		51,805

Nippon Life Insurance Companies — 55 Second Street	5.1300		9/20/2014	80,000		80,000
The Northwestern Mutual Life Insurance Company — 525 B Street	4.1300		9/1/2018	61,605		62,000
Prudential Insurance Company of America — 720 Olive Way	5.3200		2/1/2016	42,400		42,400
Prudential Insurance Company of America — 333 West Wacker	5.6600		5/1/2016	124,000		124,000
Prudential Insurance Company of America — One Atlantic Center	6.1000		8/1/2016	141,000		141,000
Bank of America, N.A. — Warner Center	5.6280		10/1/2016	174,000		174,000
Bank of America, N.A. — Wells Fargo Center	5.5585		5/1/2017	—		122,519
KeyBank National Association — Douglas Corporate Center	5.4270		6/1/2014	—		36,000
Massachusetts Mutual Life Insurance Company - One North Wacker	4.2000		5/10/2022	275,000		275,000
Subtotal Fixed Rate Mortgage Notes				898,005		1,373,324
Secured Nonrecourse Variable Rate Mortgage Notes:
Westdeutche Immobilienbank AG - 101 Second Street	3.3650 (LIBOR + 3.20%)	(1)	4/8/2015	—	(2)	75,000
JP Morgan Chase Bank, N.A. — One Renaissance Square and Two Renaissance Square	2.6700 (LIBOR + 2.5%)		7/10/2014	90,000		90,000
Metropolitan Life Insurance Company — Charlotte Plaza	3.1700 (LIBOR + 3.0%)		9/1/2015	82,098		82,500
Metropolitan Life Insurance Company — Carillon	3.1700 (LIBOR + 3.0%)		9/1/2015	58,712		59,000
Metropolitan Life Insurance Company — Riverfront Plaza	2.6700 (LIBOR + 2.5%)		10/8/2015	75,000		75,000
Bank of America, N.A. — Wells Fargo Center	2.1670% (LIBOR + 2.0%)		12/30/2016	94,827		—
Subtotal Variable Rate Mortgage Notes				400,637		381,500
Total Mortgage Notes				1,298,642		1,754,824
MEZZANINE LOAN
SBAF Mortgage Fund I, LLC — Wells Fargo Center	9.1677 (LIBOR + 9.0%)		12/30/2016	28,673		—
REVOLVING CREDIT FACILITIES
KeyBank National Association — NY Core Office Trust				—		53,608
KeyBank National Association — US Core Office Properties	2.6672		2/27/2016	—		—
				$1,327,315		$1,808,432

Footnotes:

(1)	On August 9, 2011, the Fund entered into an interest rate swap agreement, which effectively fixed the interest rate at 4.16% (see Note 6 - Derivative Instruments).

(2)
Property associated with this mortgage note is considered held for sale as of December 31, 2013. The outstanding principal amount of $74.4 million as of December 31, 2013 is included in liabilities of property held for sale. On January 7, 2014, the outstanding principal balance was paid off with proceeds from the sale of the property.

The mortgage notes described above require monthly interest-only payments, except the mortgage note at 101 Second Street, which requires monthly interest only payments for the first three years and payments of principal and interest on a 30-year amortization schedule thereafter; 525 B Street, which requires monthly interest only payments for the first two years and payments of principal and interest on a 28-year amortization schedule thereafter; Charlotte Plaza and Carillon, each requiring monthly interest only payments for the first year and payments of principal and interest on a 30-year amortization schedule thereafter. Prepayment of the mortgage notes principal balance is permitted with payment of a premium if required under the respective loan agreements. Each mortgage note is secured by a mortgage on the related property, the leases on the related property, and the security interest in personal property located on the related property.
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

On July 10, 2012, the Fund entered into a loan and security agreement at One Renaissance Square and Two Renaissance Square with JP Morgan Chase Bank, N.A. totaling $90.0 million. The loan has a two-year term and bears interest at a variable rate plus 1.50% or LIBOR plus 2.5%. Payments of interest only are due monthly for the term of the loan. The loan and security agreement is secured by a mortgage on the related properties, the leases on the related properties and security interests in personal property located on the related properties.

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

On August 31, 2012 the Fund entered into loan modification agreements at Charlotte Plaza and Carillon with Metropolitan Life Insurance Company. Under the terms of the loan modification agreements, principal pay downs in the amount of $15.0 million and $19.0 million, respectively, were made, reducing the balances to $82.5 million and $59.0 million, respectively. The loans have a three-year term and bear interest at LIBOR plus 3.0%. Payments of interest only are due monthly for the first year and payments of principal and interest on a 30-year amortization thereafter. The agreements may be extended for two additional one-year periods with payment of a fee.

On October 8, 2012, the Fund entered into a loan modification agreement at Riverfront Plaza with Metropolitan Life Insurance Company. Under the terms of the loan modification agreement, a principal pay down in the amount of $60.9 million was made, reducing the balance to $75.0 million. The loan has a three-year term and bears interest at LIBOR plus 2.5%. Payments of interest only are due monthly for the term of the loan. The agreement may be extended for two additional one-year periods subject to certain conditions.

On January 2, 2013, pursuant to a foreclosure, the Fund transferred ownership of Douglas Corporate Center to the lender associated with this property in full settlement of the mortgage debt. As a result, the Fund recognized a gain on extinguishment of debt in the amount of $12.6 million, and is included in income from discontinued operations in the consolidated statement of operations.

On December 30, 2013, the Fund completed a refinancing of the mortgage note for Wells Fargo Center by entering into a new loan agreement with Bank of America, N.A. (the "Senior Loan"), and a mezzanine loan agreement with SBAF Mortgage Fund I (the "Mezzanine Loan") in the amounts of $94.8 million and $28.7 million, respectfully. The proceeds from the Senior Loan and the Mezzanine Loan were used to pay off the existing mortgage note with Bank of America, N.A., which had an outstanding principal amount of $122.5 million and was set to mature on May 1, 2017. The Senior Loan has a three-year term and bears interest, at borrower's option, at a variable rate plus 1.0% or LIBOR plus 2.0%. Payments of principal and interest are due monthly for the term of the Senior Loan. The Mezzanine Loan has a three-year term and bears interest, at borrower's option, at a variable rate plus 1.0% or LIBOR plus 9.0%, reducing to 8.5% upon achievement of a debt yield of 8.5%. Payments of interest only are due monthly for the term of the loan. The Mezzanine Loan is secured by the direct and indirect interests in the investment entities formed to hold Wells Fargo Center. Subject to various conditions, the agreements may be extended for two additional one-year periods with payment of a fee.
Revolving Credit Facilities

KeyBank National Association - NY Core Office Trust - On January 9, 2013, the NY Trust executed a first amendment to the credit facility (“Amended Credit Agreement I”) with KeyBank, as an administrative agent for itself and certain other lenders. Amended Credit Agreement I provided for borrowing capacity of up to $65.0 million. Loans under this facility bore interest, at the borrower's option, at a variable rate or a LIBOR-based rate plus a spread ranging from 200 to 225 basis points based on a prescribed leverage ratio calculated for the NY Trust. Payments of interest were due monthly, and all outstanding principal and unpaid interest were due on August 30, 2013, the maturity date of this facility. NY Trust used the proceeds from the sale of the Properties to pay the entire outstanding loan balance on June 28, 2013.

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

On February 27, 2013, Core Office Properties executed a second amended and restated credit agreement (“Amended Credit Agreement III”) with KeyBank, as an administrative agent for itself and certain other lenders. Amended Credit Agreement III provides for borrowing capacity of up to $50.0 million with an option to increase the capacity up to $100.0 million prior to February 27, 2016, subject to certain terms and conditions. Loans under this facility bear interest, at the borrower's option, at a variable rate plus a spread ranging from 125 to 175 basis points or a LIBOR-based rate plus a spread ranging from 225 to 275 basis points, each of which are based on a prescribed leverage ratio calculated for Core Office Properties. Payments of interest are due monthly, and all outstanding principal and unpaid interest are due on February 27, 2016, the maturity date of this facility and may be extended one additional year, subject to certain terms and conditions. Core Office Properties may prepay the note at any time with three business days' notice. As of December 31, 2013, outstanding letters of credit totaled $5.5 million.

As of December 31, 2013, the scheduled principal payments on notes payable are as follows (in thousands):

Years Ending December 31,

2014	$175,813
2015	81,211
2016	605,362
2017	133,512
2018	56,417
Thereafter	275,000

$1,327,315

All of the notes described above contain both affirmative and negative covenants as well as certain note containing financial covenants. The Fund believes it is in compliance with all such covenants at December 31, 2013.

6.   DERIVATIVE INSTRUMENTS
On August 9, 2011, the Fund entered into interest rate swaps with Westdeutsche Immobilienbank AG and Aareal Bank AG. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Fund's secured variable interest rate mortgage loan at 101 Second Street with Westdeutsche Immobilienbank AG. The Fund has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at estimated fair value in the accompanying balance sheets and changes in the fair value were recorded in income/(loss) from discontinued operations in the Fund's consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011. (see Note 11 - Fair Value Disclosures - Assets and Liabilities Measured at Fair Value on a Recurring Basis - Derivative Instruments).

The tables below provide additional information regarding the outstanding interest rate swaps:

		Notional Amount	Interest Rate	Interest Rate
Effective Date	Expiration Date	(in thousands)	Received	Paid

September 1, 2011	October 8, 2014	$37,500	LIBOR	0.96%
September 1, 2011	October 8, 2014	$37,500	LIBOR	0.96%

Derivatives are recorded as liabilities of property held for sale in the consolidated balance sheet as of December 31, 2013 and other liabilities in the consolidated balance sheet as of December 31, 2012 (in thousands):

	2013	2012

Interest rate swap contracts	$386	$831

Gain/(loss) on derivative instruments represents the gain/(loss) on interest rate swaps due to changes in fair value and are recorded in income/(loss) from discontinued operations in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011

Gain (loss) on interest rate swaps	$445	$(535)	$(296)

Upon the sale of 101 Second Street, the Fund paid a breakage fee in the amount of $444,000 and terminated the interest rate swap agreements on January 7, 2014. See Note 4 - Discontinued Operations and Property Held for Sale for additional information.

7.   RENTAL REVENUES
The Fund has entered into noncancelable lease agreements, subject to various escalation clauses, with tenants for office and retail space. As of December 31, 2013, the approximate fixed future minimum rentals, excluding the property held for sale, are as follows (in thousands):

Fixed Future
Minimum
Years Ending December 31	Rentals

2014	$180,683
2015	169,269
2016	157,022
2017	141,867
2018	126,410
Thereafter	605,117

Total	$1,380,368

Of the total rental revenue for the years ended December 31, 2013 and 2011, no tenant leased space representing 10% or more of total rental revenue. Of the total rental revenue for the year ended December 31, 2012, approximately 11% was earned from a tenant in the legal services industry. This tenant's rental revenue is included as income from discontinued operations in the consolidated statements of operations.

The tenant leases generally provide for annual rentals that include the tenants' proportionate share of real estate taxes and certain building operating expenses. The Funds' tenant leases have remaining terms of up to 15 years and generally include tenant renewal options that can extend the lease terms.

8.  GOVERNING AGREEMENTS AND INVESTOR RIGHTS

Governance of the Partnership - The Partnership is governed by the Partnership Agreement, as last amended on November 14, 2013. The Partnership shall continue until the Partnership is dissolved pursuant to the provisions of the Partnership Agreement.

Management - Capital, as managing general partner, manages the day-to-day affairs of the Partnership. The managing general partner has the power to direct the management, operation, and policies of the Partnership subject to oversight of a management board. The Partnership is required to obtain approval from the limited partners and/or the Non-Managing General Partner for certain significant actions specified in the Partnership Agreement. Hines provides advisory services to the Partnership pursuant to an advisory agreement.

Governance - The managing general partner is subject to the oversight of an eight-member management board and certain approval rights of the Non-Managing General Partner, the Advisory Committee, and the Limited Partners. The approval of the management board is required for acquiring and disposing of investments, incurring indebtedness, undertaking offerings of equity interests in the Fund, approving annual budgets, and other major decisions as outlined in the Partnership Agreement.

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

Fees - Unaffiliated limited partners, as defined in the Partnership Agreement, of the Partnership pay acquisition and asset management fees to the managing general partner or its designees. These fees are deducted from distributions otherwise payable to a partner and are in addition to, rather than a reduction of, the Capital Commitment of the partner. During the Partnership's initial investment period, which ended on February 2, 2007, these fees were paid 100% in cash. Thereafter, they have been paid 50% in cash and 50% in the form of a profits interest intended to approximate the managing general partner or its designees having reinvested such 50% of the fees in Partnership units at current unit value.

Rights of General Motors Investment Management Corporation - The Second Amended and Restated Investor Rights Agreement among Hines, the Partnership, Core Office Properties, Hines 720 Olive Way Partners LP (“720 Olive Way Partners”), Hines 333 West Wacker Partners LP (“333 West Wacker Partners”), Hines Warner Center Partners LP (“Warner Center Partners”), Hines CF Sacramento Partners LP (“CF Sacramento Partners”), General Motors Investment Management Corporation (“GMIMC”) and a number of institutional investors advised by GMIMC (each an “Institutional Co-Investor” and collectively, the “Institutional Co-Investors”), dated October 12, 2005, provides GMIMC with certain co-investment rights with respect to the Fund's investments. As of December 31, 2012, the Institutional Co-Investors co-invest with the Fund in eight of the Fund's Properties, owning effective interests in the Properties as follows:

Property	Institutional Co-Investors' Effective Interest
720 Olive Way	20.0%
333 West Wacker	20.0
Warner Center	20.0
Wells Fargo Center	20.0

GMIMC Co-Investment Rights - GMIMC, on behalf of one or more funds it advises, has the right to co-invest with the Fund in connection with each investment made by the Fund in an amount equal to at least 20% of the total equity capital to be invested in such investment.

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

GMIMC Buy/Sell Rights - GMIMC, on behalf of the Institutional Co-Investors having an interest in 720 Olive Way Partners, 333 West Wacker Partners, Warner Center Partners, CF Sacramento Partners and any other entity through which a co-investment is made (each, a “Co-Investment Entity”), on the one hand, and the Fund, on the other hand, have the right to initiate at any time the purchase and sale of any property in which any Institutional Co-Investor has an interest (the “Buy/Sell”). A Buy/Sell is triggered by either party delivering a written notice to the other party that identifies the property and states the value the tendering party assigns to such property (the “Stated Value”). The recipient may elect by written notice to be the buyer or seller with respect to such property or, in the absence of a written response, will be deemed to have elected to be a seller. If the property that is the subject of the Buy/Sell is owned by a Co-Investment Entity that owns more than one property, then such Co-Investment Entity will sell the property to the party determined to be the buyer pursuant to the Buy/Sell notice procedure for the Stated Value, and the proceeds of the sale will be distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. If the property in question is the only property owned by a Co-Investment Entity, then the party determined to be the buyer pursuant to the Buy/Sell notice procedure will acquire the interest of the selling party in the Co-Investment Entity for an amount equal to the amount that would be distributed to the selling party if the property were sold for the Stated Value and the proceeds distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. For this purpose, Warner Center is considered to be a single property.

GMIMC Redemption Rights - For each asset in which the Institutional Co-Investors acquire interests pursuant to GMIMC's co-investment rights, the Fund must establish a three-year period ending no later than the 12th anniversary of the date such asset is acquired, unless GMIMC elects to extend it, during which the entity through which the Institutional Co-Investors make their investments will redeem or acquire such Institutional Co-Investors' interest in such entity at a price based on the net asset value of such entity at the time of redemption date, unless GMIMC elects to extend this period. The scheduled redemption periods of the existing Co-Investment entities are as follows:

Co-Investment Entity	Redemption Period
720 Olive Way Partners	January 30, 2015 - January 30, 2018
333 West Wacker Partners	April 3, 2015 - April 3, 2018
Warner Center Partners	October 2, 2015 - October 2, 2018
CF Sacramento Partners	May 1, 2016 - May 1, 2019

IK Funds Redemption Rights - As of December 31, 2013, IK US Portfolio Invest GmbH & Co. KG (“IK Fund I”), IK US Portfolio Invest Zwei GmbH & Co. KG (“IK Fund II”) and IK US Portfolio Invest Drei GmbH & Co. KG (“IK Fund III”), each a limited partnership established under the laws of Germany (collectively the “IK Funds”), owned 105,102, 94,714 and 65,800 units, respectively, of limited partnership interest in Core Office Properties, representing a total of 16.3% ownership in Core Office Properties.  The IK Funds have the right to require Core Office Properties to redeem, at a price based on the net asset value of Core Office Properties as of the date of redemption, all or any portion of its interest, subject to a maximum redemption amount of $150.0 million for IK Fund II and IK Fund III, as of the following dates:

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

In September 2013, IK Fund I requested a 39.14% redemption of its interest in Core Office Properties. The exact amount of this redemption is not yet determinable because the units will be redeemed at the unit interest's value based on the net asset value of Core Office Properties at the time of redemption.

Other Redemptions - Prior to November 14, 2013, a partner could request redemption of all or a portion of its interest in the Partnership beginning in the calendar year ending after the first anniversary of acquiring an interest in the Partnership.   Such redemption was to be made prior to the end of the calendar year following the year in which the redemption request is made at a price equal to the interest's value based on the net asset value of the Partnership at the time of redemption.  The Partnership was required to attempt to redeem up to 10%, in the aggregate, of the outstanding interests in the Partnership, Core Office Trust, and Core Office Properties during any calendar year, provided that the Partnership would not redeem any interests if the managing general partner determined that such redemption would result in any real estate investment trust (“REIT”) in which the Partnership has an interest ceasing to qualify as a domestically controlled REIT for U.S. income tax purposes. These redemption rights were temporarily suspended during 2010 and 2011.

On November 14, 2013, with consent of the Non-Managing General Partner and the limited partners, by Majority LP Vote, the Partnership amended its limited partnership agreement. Per the terms of the amendment, no partner is entitled to request a redemption and the Partnership shall not make any redemptions other than in respect of the notices of redemption that were pending as of the date of the amendment. The redemption rights of GMIMC and the IK Funds discussed above remain in effect.

The two redemption requests pending as of November 14, 2013 were originally submitted in 2008 (and deferred until 2013) and 2012 and were for the redemption of all of the redeeming partners' interests in the Partnership. As of December 31, 2013, the redemption date, the two limited partners had a combined 77,297 units, representing 6.0% ownership of the Partnership. The Partnership paid the redemption on December 31, 2013, which totaled $69.9 million and was funded with cash-on-hand.

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

9.  RELATED-PARTY TRANSACTIONS

The Companies have entered into management agreements with Hines, a related party, to manage the operations of the Properties. As compensation for its services, Hines received the following:

•
A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the specific Property. The Fund incurred management fees of $8.0 million, $10.3 million and $11.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•
Salary and wage reimbursements of its on-site property personnel incurred by the Fund for the years ended December 31, 2013, 2012 and 2011, which were $15.3 million, $19.6 million and $20.8 million, respectively, and are included in property operating expenses and income/(loss) from discontinued operations in the consolidated statements of operations.

•
Reimbursement for various direct services performed off site are limited to the amount that is recovered from tenants under their leases and usually will not exceed, in any calendar year, a per-rentable-square-foot limitation. In certain instances, the per-rentable-square-foot limitation may be exceeded with the excess offset against property management fees received. For each of the years ended December 31, 2013, 2012 and 2011, reimbursable services to Hines from the Fund were $2.6 million, $3.3 million and $3.9 million, respectively, and are included in property operating expenses and income/(loss) from discontinued operations in the consolidated statements of operations.

•
Leasing commissions equal to 1.5% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion, or similar event. Leasing commissions of $15.6 million, $1.5 million and $15.2 million were incurred by the Fund during the years ended December 31, 2013, 2012 and 2011, respectively, and are included in deferred leasing costs, net, and assets of property held for sale in the consolidated balance sheets.

The Fund has related party payables owed to Hines and its affiliated entities at December 31, 2013 and 2012 of $9.5 million and $10.4 million, respectively, for these services.

Certain subsidiaries of the Fund have entered into lease agreements with Hines Core Fund Services, LLC (“Services”), an affiliate of Hines, for the operation of their respective parking garages. Under the terms of the lease agreements, the Fund received rental fees of $5.7 million, $6.4 million and $7.5 million during the years ended December 31, 2013, 2012, and 2011, respectively, which are included in other revenue and income/(loss) from discontinued operations in the consolidated statements of operations. Receivables due to the Fund from Services were approximately $458,000 at December 31, 2013, and are included in tenant and other receivables, net, in the consolidated balance sheet. There were no receivables due to the Fund from Services at December 31, 2012.

10. LEASE OBLIGATIONS

One Atlantic Center is subject to a ground lease that initially expires in 2033. The ground lease contains renewal options at 10-year term increments, up to a total term of 99 years.

As of December 31, 2013, required payments under the terms of the One Atlantic Center ground lease are as follows (in thousands):

Fixed Future Minimum
Years Ending December 31,	Rent Payments
2014	$1,550
2015	1,612
2016	1,676
2017	1,743
2018	1,813
Thereafter	136,423

Total	$144,817

Ground lease expense for the years ended December 31, 2013, 2012 and 2011, was $3.3 million, $3.6 million and $3.8 million, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

11. FAIR VALUE DISCLOSURES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments - As indicated in Note 6 - Derivative Instruments, the Fund has interest rate swaps. The fair value of these interest rate swaps is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of the interest rate swaps have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Fund has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads related to evaluate the likelihood of default by the Fund or its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Fund has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. As of December 31, 2013 and 2012, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Fund has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The Fund's derivative financial instruments are recorded in liabilities of property held for sale in the consolidated balance sheet as of December 31, 2013 and in other liabilities in the consolidated balance sheet as of December 31, 2012. The following table sets forth the Fund's interest rate swaps which are measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2013 and 2012 (in thousands):

	Fair Value of Assets and (Liabilities)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013	$(386)	$—	$(386)	$—
December 31, 2012	$(831)	$—	$(831)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Investment Property - In connection with management's ongoing evaluation of its asset portfolio, management considers various scenarios regarding a number of factors, including market rents, economic conditions, capitalization rates and estimated hold periods.

There were no assets measured at fair value on a nonrecurring basis at December 31, 2013.

Assets measured at fair value on a nonrecurring basis at December 31, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss For the Year Ended December 31, 2012 (2)

Douglas Corporate Center	$26,000	$—	$—	$26,000	$(3,575)	(1)
Carillon	90,600	—	—	90,600	(30,945)
Charlotte Plaza	109,000	—	—	109,000	(41,956)
Total	$225,600	$—	$—	$225,600	$(76,476)

(1)	Impairment loss for Douglas Corporate Center is included in the consolidated statement of operations as a component of income\(loss) from discontinued operations.

(2)	Total impairment loss excludes impairments on the Roseville Disposition Group.

Assets measured at fair value on a nonrecurring basis at December 31, 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss for the Year Ended December 31, 2011 (1)

Douglas Corporate Center	$29,600	$—	$—	$29,600	$(27,388)
Johnson Ranch Corporate Centre	20,300	—	—	20,300	(23,277)
Olympus Corporate Centre	21,800	—	—	21,800	(9,214)
Roseville Corporate Center	14,700	—	—	14,700	(17,183)
Summit at Douglas Ridge	29,400	—	—	29,400	(23,995)
Total	$115,800	$—	$—	$115,800	$(101,057)

(1)
Impairment losses for the Roseville Disposition Group and Douglas Corporate Center are included in the consolidated statement of operations as a component of income\(loss) from discontinued operations.

The quantitative information about the significant unobservable inputs (Level 3) for assets measured at fair value during 2012 are as follows (in thousands):

	Fair Value at December 31, 2012	Valuation Technique	Significant Observable Input	Range

Douglas Corporate Center	$26,000	Discounted Cash Flow	Discount rate	14%
			Capitalization rate	8%
			Market rent growth rate	3% - 7%
			Expense growth rate	2% - 3%

Carillon/Charlotte Plaza	$199,600	Discounted Cash Flow	Discount rate	7.75% - 8.25%
			Capitalization rate	7.25% - 7.5%
			Market rent growth rate	1% - 3%
			Expense growth rate	2% - 3%

Other Financial Instruments - As of December 31, 2013, management estimated that the fair value of notes payable, which had a carrying value of $1,327.3 million, was $1,351.1 million. As of December 31, 2012, management estimated that the fair value of notes payable, which had a carrying value of $1,808.4 million, was $1,829.3 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt's collateral (if applicable). Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Fund has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2013, the Fund has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Fund has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures were as follows (in thousands):

	2013	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$77,226	$104,907	$126,779
Cash paid for income taxes	$1,374	$450	$414
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Accrued additions to investment property	$1,663	$1,958	$5,777
Distributions declared and unpaid	$13,589	$17,000	$10,971
Dividends and distributions declared and unpaid to redeemable noncontrolling interests	$2,749	$10,664	$3,073
Security deposits applied against outstanding tenant accounts receivable	$—	$—	$22
Security deposits assumed by buyer upon disposition of property	$999	$879	$285
Security deposits assumed by bank upon foreclosure of property	$177	$—	$—
Deed in lieu of foreclosure - real estate and lease intangibles	$(26,886)	$—	$—
Deed in lieu of foreclosure - note payable	$36,000	$—	$—
Deed in lieu of foreclosure - other assets and liabilities, net	$3,449	$—	$—

13. COMMITMENTS AND CONTINGENCIES

The Fund is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Fund's consolidated financial statements.

14.  SALE OF 49% LIMITED PARTNER INTEREST IN ONE NORTH WACKER

On December 9, 2011, the Fund sold a 49% noncontrolling limited partner interest in the subsidiary that owns One North Wacker, an office building located in Chicago, Illinois, which it acquired in March 2008. This transaction was accounted for as an equity transaction as the Fund retained control of the subsidiary.

15.  SUBSEQUENT EVENTS

101 Second Street - On January 7, 2014, the Fund sold 101 Second Street located in San Francisco, California. See Note 4 - Discontinued Operations and Property Held for Sale for additional information.

55 Second Street - On March 12, 2014, the Partnership executed a Purchase and Sale Agreement for 55 Second Street located in San Francisco, California. The contract sales price was $274.0 million and the net book value was $110.4 million on December 31, 2013. The results of operations for 55 Second Street for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Revenues:
Rental revenues	$14,599	$13,215	$12,733
Other revenues	1,229	1,155	1,018
Total revenues	15,828	14,370	13,751
Expenses:
Depreciation and amortization	3,188	3,245	3,403
Property operating expenses	4,548	4,605	4,347
Real property taxes	1,946	885	1,440
Property management fees	389	357	321
General and administrative	500	484	454

Total expenses	10,571	9,576	9,965
Income from continuing operations before interest
income and interest expense	5,257	4,794	3,786
Interest income	1	1	1
Interest expense	(4,167)	(4,167)	(4,167)
Income from continuing operations	$1,091	$628	$(380)

******

Hines Real Estate Investment Trust, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2013	$6,091	$1,128	$(2,583)	$4,636
Allowance for Doubtful Accounts as of December 31, 2012	$7,029	3,357	(4,295)	$6,091
Allowance for Doubtful Accounts as of December 31, 2011	$4,005	3,814	(790)	$7,029

(a)	Write-offs of accounts receivable previously reserved.

Hines Real Estate Investment Trust, Inc.
Schedule III ─ Real Estate Assets and Accumulated Depreciation
December 31, 2013

			Initial Cost					Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at 12/31/2013							Life on Which Depreciation is Computed (c)
Description (a)	Location	Encumbrances	Land		Buildings and Improve-ments		Total		Land	Buildings and Improve-ments	Total (b)	Accumulated Depreciation	Date of Construction		Date Acquired
		(In thousands)
1900 and 2000 Alameda	San Mateo, California	$33,065	$18,522		$22,495		$41,017	$4,347	$18,523	$26,841	$45,364	$(5,815)	1971, 1983		June-05	10 to 40 years
Citymark	Dallas, Texas	15,303	6,796		3,442		10,238	2,911	6,796	6,353	13,149	(1,156)	1987		August-05	10 to 40 years
1515 S Street	Sacramento, California	38,741	13,099		54,017		67,116	2,831	13,099	56,848	69,947	(11,334)	1987		November-05	10 to 40 years
Airport Corporate Center	Miami, Florida	78,628	34,061	(e)	62,515	(e)	96,576	5,547	34,060	68,063	102,123	(1,704)	1982-1996	(d)	January-06	10 to 40 years
321 North Clark	Chicago, Illinois	136,632	27,896		159,763		187,659	1,779	27,896	161,542	189,438	(31,246)	1987		April-06	10 to 40 years
3400 Data Drive	Rancho Cordova, California	18,079	4,514		21,083		25,597	739	4,516	21,820	26,336	(3,964)	1990		November-06	10 to 40 years
2100 Powell	Emeryville, California	79,921	31,258		93,316		124,574	449	31,258	93,765	125,023	(16,542)	2001		December-06	10 to 40 years
Daytona Buildings	Redmond, Washington	53,458	19,197		63,613		82,810	420	19,197	64,033	83,230	(11,231)	2002		December-06	10 to 40 years
Laguna Buildings	Redmond, Washington	65,542	28,619		76,180		104,799	460	28,617	76,642	105,259	(13,444)	1987		January-07	10 to 40 years
Seattle Design Center	Seattle, Washington	—	8,670		15,844		24,514	697	8,672	16,539	25,211	(979)	1973, 1983	(f)	June-07	10 to 40 years
5th and Bell	Seattle, Washington	39,000	3,533		58,628		62,161	98	3,531	58,728	62,259	(9,586)	2002		June-07	10 to 40 years
3 Huntington Quadrangle	Melville, New York	48,000	10,383		33,017		43,400	2,225	10,402	35,223	45,625	(1,742)	1971		July-07	10 to 40 years
Minneapolis Office/Flex Portfolio	Minneapolis, Minnesota	—	21,604	(e)	35,598	(e)	57,202	3,979	21,235	39,946	61,181	(6,481)	1986-1999	(g)	September-07	10 to 40 years
JPMorgan Chase Tower	Dallas, Texas	156,798	9,285		253,293		262,578	5,530	9,285	258,823	268,108	(39,166)	1987		November-07	10 to 40 years
2555 Grand	Kansas City, Missouri	—	1,194		123,816		125,010	295	1,194	124,111	125,305	(18,143)	2003		February-08	10 to 40 years
4050/4055 Corporate Drive	Dallas, Texas	—	5,737	(e)	27,827	(e)	33,564	804	5,737	28,631	34,368	(94)	1996, 1997		May-08	10 to 40 years
345 Inverness Drive	Denver, Colorado	14,067	1,985		17,798		19,783	573	1,985	18,371	20,356	(2,337)	2002		December-08	10 to 40 years
Arapahoe Business Park	Denver, Colorado	18,481	3,463		29,350		32,813	204	3,463	29,554	33,017	(3,756)	1997-2001		December-08	10 to 40 years
Total		$795,715	$249,816		$1,151,595		$1,401,411	$33,888	$249,466	$1,185,833	$1,435,299	$(178,720)

(a)	Assets consist of institutional-quality office properties and industrial/distribution facilities.

(b)	The aggregate cost for federal income tax purposes is $1.6 billion as of December 31, 2013.

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

(d)	Airport Corporate Center consists of 11 buildings constructed between 1982 and 1996 and a 5.46-acre land development site.

(e)	The decrease is a result of an impairment charge recorded in 2013.

(f)	Seattle Design Center consists of a two-story office building constructed in 1973 and a five-story office building with an underground garage constructed in 1983.

(g)	The Minneapolis Office/Flex Portfolio consists of nine buildings constructed between 1986 and 1999.

The changes in total real estate assets for the years ended December 31 (in thousands):

	2013	2012	2011
Gross real estate assets
Balance, beginning of period	$2,097,342	$2,152,780	$2,389,475
Additions during the period:
Effect of foreign currency exchange rates	—	—	5,529
Other	7,377	11,785	9,529
Deductions during the period:
Cost of real estate sold	(598,113)	—	(251,261)
Fully-depreciated assets	(377)	(431)	(492)
Impairment losses	(70,930)	(66,792)	—
Balance, end of period	$1,435,299	$2,097,342	$2,152,780

Accumulated Depreciation
Balance, beginning of period	$(233,908)	$(202,654)	$(176,263)
Depreciation	(38,440)	(44,994)	(47,644)
Impairment losses	34,648	13,309	—
Retirements or sales of assets	58,980	431	21,253
Balance, end of period	$(178,720)	$(233,908)	$(202,654)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES REAL ESTATE INVESTMENT TRUST, INC.
(registrant)

March 28, 2014	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2014.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 28, 2014
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 28, 2014
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 28, 2014
Ryan T. Sims	(Principal Financial Officer and Secretary)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 28, 2014
J. Shea Morgenroth	(Principal Accounting Officer and Treasurer)

/s/ Charles M. Baughn
Charles M. Baughn	Director	March 28, 2014

/s/ Lee A. Lahourcade
Lee A. Lahourcade	Director	March 28, 2014

/s/ Stanley D. Levy
Stanley D. Levy	Director	March 28, 2014

/s/ Paul B. Murphy Jr.
Paul B. Murphy Jr.	Director	March 28, 2014

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.2
Loan Modification Agreement, dated January 30, 2013, by and between Metropolitan Life Insurance Company, a New York corporation, Hines REIT 2200 Ross Avenue LP, a Delaware limited partnership, Hines REIT 2007 Facility Holdings LLC, a Delaware limited liability company, Hines Real Estate Investment Trust, Inc., a Maryland corporation, and Hines REIT 2200 Ross Avenue GP LLC, a Delaware limited liability company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on February 5, 2013 and incorporated by reference herein).

10.3
Loan Agreement, dated January 31, 2013, between Bank of China, Los Angeles Branch and Hines REIT One Wilshire LP (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on February 5, 2013 and incorporated by reference herein).

10.4
Acquisition Credit Agreement, dated as of January 15, 2014, among Hines REIT Properties, L.P. and JP Morgan Chase Bank, National Association (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on January 22, 2014 and incorporated by reference herein).

10.5*
Howard Hughes Center Purchase Agreement, dated December 4, 2013, among TRIZEC 6060 HHC, LLC, TRIZEC 6080 HHC, LLC, TRIZEC 6100 HHC, LLC, TRIZEC NORTHPOINT TOWER, LLC, TRIZEC WEST LA TOWER, LLC, and TRIZEC HHC SPECTRUM, LLC (collectively, “the Sellers”).

10.6*	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Hines REIT Properties, L.P.
21.1*	List of Subsidiaries of Hines Real Estate Investment Trust, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm of Hines Real Estate Investment Trust, Inc. and subsidiaries, Deloitte & Touche LLP.
23.2*	Consent of Independent Auditors of Hines US Core Office Fund LP and subsidiaries, Deloitte & Touche LLP.
31.1*	Certification.
31.2*	Certification.
32.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.1*	Consent of Independent Valuer, Cushman & Wakefield, Inc.
99.2*	Consent of Independent Valuer, CBRE Group, Inc.
99.3*	Consent of Independent Valuer, Jones Lang LaSalle.
101*
The following materials from Hines REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 28, 2014, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

__________

*	Filed herewith