Form 10-Q
period 2014-03-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2014-05-13
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes ☐   No ☒
As of May 8, 2014, 226.8 million shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

SIGNATURES
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
	(In thousands, except per share amounts)
ASSETS:
Investment property, net	$1,826,558	$1,256,579
Investments in unconsolidated entities	226,479	393,695
Cash and cash equivalents	82,349	133,472
Restricted cash	119,433	119,786
Distributions receivable	3,888	3,888
Tenant and other receivables, net	49,761	44,953
Intangible lease assets, net	188,800	69,911
Deferred leasing costs, net	121,436	125,195
Deferred financing costs, net	3,267	3,272
Other assets	3,782	31,972
TOTAL ASSETS	$2,625,753	$2,182,723

LIABILITIES:
Accounts payable and accrued expenses	$65,765	$67,007
Due to affiliates	4,145	3,686
Intangible lease liabilities, net	35,650	9,846
Other liabilities	17,689	11,128
Interest rate swap contracts	61,911	67,652
Participation interest liability	96,458	91,376
Distributions payable	15,238	15,672
Notes payable	1,185,597	795,715
Total liabilities	1,482,453	1,062,082

Commitments and contingencies (Note 13)	—	—

EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2014 and December 31, 2013	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 227,765 and 229,174 common shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	228	229
Additional paid-in capital	1,131,414	1,150,909
Accumulated deficit	12,300	(29,951)
Accumulated other comprehensive income (loss)	(642)	(546)
Total stockholders’ equity	1,143,300	1,120,641
Noncontrolling interests	—	—
Total equity	1,143,300	1,120,641
TOTAL LIABILITIES AND EQUITY	$2,625,753	$2,182,723

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2014 and 2013
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$56,030	$40,098
Other revenue	4,026	2,248
Total revenues	60,056	42,346
Expenses:
Property operating expenses	17,134	13,687
Real property taxes	8,094	6,165
Property management fees	1,526	1,067
Depreciation and amortization	24,726	13,046
Acquisition related expenses	106	—
Asset management and acquisition fees	10,735	8,457
General and administrative	1,957	1,668
Total expenses	64,278	44,090
Income (loss) from continuing operations before other income (expenses), benefit (provision) for income taxes, gain on sale or dissolution of unconsolidated joint venture and equity in earnings (losses) of unconsolidated entities, net	(4,222)	(1,744)
Other income (expenses):
Gain (loss) on derivative instruments, net	5,741	6,286
Interest expense	(12,376)	(14,061)
Interest income	185	184
Income (loss) from continuing operations before benefit (provision) for income taxes, gain on sale or dissolution of unconsolidated joint venture and equity in earnings (losses) of unconsolidated entities, net	(10,672)	(9,335)
Benefit (provision) for income taxes	(89)	(67)
Gain (loss) on sale or dissolution of unconsolidated joint venture	11,311	15,965
Equity in earnings (losses) of unconsolidated entities, net	40,945	2,595
Income (loss) from continuing operations	41,495	9,158
Income (loss) from discontinued operations, net of taxes	(183)	148,661
Gain (loss) on sale of real estate investments	1,013	—
Net income (loss)	42,325	157,819
Less: Net income attributable to noncontrolling interests	(74)	(138)
Net income (loss) attributable to common stockholders	$42,251	$157,681
Basic and diluted income (loss) per common share	$0.19	$0.68
Distributions declared per common share	$0.07	$0.12
Weighted average number of common shares outstanding	227,765	232,870

Net comprehensive income (loss):
Net income (loss)	$42,325	$157,819
Other comprehensive income (loss):
Foreign currency translation adjustment	(96)	1,574
Net comprehensive income (loss)	42,229	159,393
Net comprehensive income (loss) attributable to noncontrolling interests	(74)	(138)
Net comprehensive income (loss) attributable to common stockholders	$42,155	$159,255

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2014 and 2013
(UNAUDITED)
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2014	229,174	$229	$1,150,909	$(29,951)	$(546)	$1,120,641	$—
Issuance of common shares	908	1	5,810	—	—	5,811	—
Redemption of common shares	(2,317)	(2)	(10,140)	—	—	(10,142)	—
Distributions declared	—	—	(15,165)	—	—	(15,165)	(74)
Net income (loss)	—	—	—	42,251	—	42,251	74
Foreign currency translation adjustment	—	—	—	—	(96)	(96)	—
BALANCE, March 31, 2014	227,765	$228	$1,131,414	$12,300	$(642)	$1,143,300	$—

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2013	231,680	$232	$1,433,567	$(378,017)	$(1,961)	$1,053,821	$—
Issuance of common shares	1,530	2	11,630	—	—	11,632	—
Redemption of common shares	(340)	—	(2,967)	—	—	(2,967)	—
Distributions declared	—	—	(216,096)	—	—	(216,096)	(138)
Other offering costs, net	—	—	(28)	—	—	(28)	—
Net income (loss)	—	—	—	157,681	—	157,681	138
Foreign currency translation adjustment	—	—	—	—	628	628	—
Reclassification of foreign currency translation adjustment to earnings	—	—	—	—	946	946	—
BALANCE, March 31, 2013	232,870	$234	$1,226,106	$(220,336)	$(387)	$1,005,617	$—

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$42,325	$157,819
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	28,866	22,012
(Gain) loss on sale of real estate investments and discontinued operations	(1,013)	(143,952)
(Gain) loss on sale or dissolution of unconsolidated joint venture	(11,311)	(15,965)
Equity in (earnings) losses of unconsolidated entities, net	(40,945)	(2,595)
Distributions received from unconsolidated entities	40,945	—
(Gain) loss on derivative instruments, net	(5,741)	(6,286)
Net change in operating accounts	(2,342)	(32,251)
Net cash from operating activities	50,784	(21,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	10,891	6,165
Investments in acquired properties and lease intangibles	(474,912)	—
Capital expenditures at operating properties	(1,307)	(2,884)
Proceeds from sale of real estate investments	7,902	436,551
Change in restricted cash	353	835
Net cash from investing activities	(457,073)	440,667
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in security deposits	602	16
Redemption of common shares	(12,974)	(2,588)
Payments of offering costs	(12)	(28)
Distributions paid to stockholders and noncontrolling interests	(9,861)	(17,942)
Proceeds from notes payable	425,000	360,000
Payments on notes payable	(46,648)	(517,639)
Additions to deferred financing costs	(850)	(1,660)
Net cash from financing activities	355,257	(179,841)
Effect of exchange rate changes on cash	(91)	(42)
Net change in cash and cash equivalents	(51,123)	239,566
Cash and cash equivalents, beginning of period	133,472	72,230
Cash and cash equivalents, end of period	$82,349	$311,796

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2013 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of March 31, 2014 and the results of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT” and, together with its consolidated subsidiaries, the “Company”), was formed on August 5, 2003 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in and owning interests in real estate. Beginning with its taxable year ended December 31, 2004, the Company operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through its majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. Subject to certain restrictions and limitations, the business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the advisory agreement between the Company and the Advisor (the “Advisory Agreement”).

Public Offering

Hines REIT has raised approximately $2.7 billion through public offerings of its common stock, including shares of its common stock offered pursuant to its dividend reinvestment plan, since Hines REIT commenced its initial public offering in June 2004.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s new $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through March 31, 2014, Hines REIT received gross offering proceeds of $166.8 million from the sale of 20.6 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan. On April 1, 2014, Hines REIT received gross offering proceeds of $5.6 million from the sale of 0.9 million shares through the DRP Offering.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of March 31, 2014 and December 31, 2013, Hines REIT owned a 93.5% and 93.8% general partner interest, respectively, in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% limited partnership interest in the Operating Partnership as of both March 31, 2014 and December 31, 2013. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”), owned a 6.0% and 5.7% profits interest (the “Participation Interest”) in the Operating Partnership as of March 31, 2014 and December 31, 2013, respectively.

Investment Property

As of March 31, 2014, the Company owned direct and indirect investments in 39 properties. These properties consisted of 30 U.S. office properties, one industrial property in Dallas, Texas and a portfolio of eight grocery-anchored shopping centers located in four states primarily in the southeastern United States. See below for additional information regarding the Grocery-Anchored Portfolio.

The Company makes investments directly through entities that are wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 28.8% non-managing general partner interest as of both March 31, 2014 and December 31, 2013. The Company accounts for its investment in the Core Fund using the equity method of accounting.

In January 2014, the Company dissolved its joint venture with Weingarten Realty Investors (“Weingarten”), through which the Company and Weingarten held a portfolio of 12 grocery-anchored shopping centers (the “Grocery-Anchored Portfolio”). As a result of the dissolution of the joint venture, eight of the Grocery-Anchored Portfolio properties were distributed to the Company and the remaining four Grocery-Anchored Portfolio properties were distributed to Weingarten and an additional $0.4 million in cash was paid to the Company by Weingarten (“Grocery-Anchored Portfolio Transaction”). As a result of this transaction, the Company has consolidated the eight properties as of March 31, 2014. As of December 31, 2013, the Company owned a 70% interest in the Grocery-Anchored Portfolio, which was previously accounted for as an equity method investment. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Grocery-Anchored Portfolio Transaction.

2.  Summary of Significant Accounting Policies

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a complete listing of all of its significant accounting policies.

Basis of Presentation

The condensed consolidated financial statements of the Company included in this quarterly report include the accounts of Hines REIT, the Operating Partnership and the Operating Partnership’s wholly-owned subsidiaries as well as the related amounts of noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investment in the Core Fund for the three months ended March 31, 2014 and 2013. Further, no impairment was recorded related to the Company’s investment in the Grocery-Anchored Portfolio for the three months ended March 31, 2013. The Company dissolved its joint venture with Weingarten in January 2014. See Note 1 — Organization — Investment Property for additional information regarding the Grocery-Anchored Portfolio Transaction. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s remaining investment in the Core Fund, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil, although the Company no longer owned any investments outside the United States as of March 31, 2014. Upon the January 2013 disposal of the Company’s investment in Distribution Park Rio, a property in Brazil that the Company owned indirectly, the Company realized a loss of $0.9 million related to the currency translation adjustment as a result of the disposal.  Accumulated other comprehensive income (loss) as of March 31, 2014 is related to the remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

Impairment of Investment Property

Real estate assets are reviewed for impairment in each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than the carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.  See Note 14 — Fair Value Disclosures for additional information regarding the Company’s policy for determining fair values of its investment property. No impairment charges were recorded for the three months ended March 31, 2014 and 2013 on the Company’s directly-owned and indirectly-owned properties.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $4.7 million and $4.6 million at March 31, 2014 and December 31, 2013, respectively.

Deferred Leasing Costs

Tenant inducement amortization was $4.0 million and $4.5 million for the three months ended March 31, 2014 and 2013, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $1.3 million and $1.7 million as amortization expense related to other direct leasing costs for the three months ended March 31, 2014 and 2013, respectively.

Other Assets

Other assets included the following (in thousands):

	March 31, 2014	December 31, 2013
Deposit on investment property (1)	$—	$30,000
Prepaid insurance	220	686
Prepaid/deferred taxes	2,003	517
Other	1,559	769
Total	$3,782	$31,972

(1)	In December 2013, the Company funded a $30.0 million deposit related to its acquisition of the Howard Hughes Center which the Company acquired in January 2014.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of March 31, 2014 and December 31, 2013, the Company recorded liabilities of $8.6 million and $6.2 million, respectively, related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $41.7 million and $40.9 million as of March 31, 2014 and December 31, 2013, respectively.

Redemption of Common Stock

The Company’s share redemption program generally limits the funds available for redemption to the amount of proceeds received from the Company’s dividend reinvestment plan in the prior quarter. The board of directors determined to waive this limitation of the share redemption program and fully honor all eligible requests received for the three months ended March 31, 2014 and year ended December 31, 2013, totaling $10.2 million and $51.2 million, respectively, which was in excess of the $5.8 million and $23.0 million, respectively, received from the issuance of shares pursuant to the dividend reinvestment plan.

The Company has recorded liabilities of $10.1 million and $12.9 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity based on a redemption price of $5.45 per share for ordinary share redemption requests and $6.40 per share for redemption requests in connection with the death or disability of a stockholder, which prices were determined in connection with the board of directors’ determination of a new net asset value per share in November 2013.

Reclassifications

The Company sold Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings during 2013 and reclassified the results of operations for these properties into discontinued operations in the condensed consolidated statements of operations for all periods presented. See Note 5 — Discontinued Operations for additional information.

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (“FASB”) issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In July 2013, FASB issued amendments to the Accounting Standards Codification (the “Codification”) to provide guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  These amendments will be effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In March 2014, FASB made technical corrections and improvements related to glossary terms in the Codification.  The amendments were effective upon issuance and did not have a material impact on the Company’s financial statements.

In April 2014, FASB issued amendments to the Codification to provide guidance on reporting discontinued operations.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and early adoption is permitted.  The Company has elected to adopt these amendments early effective January 1, 2014 and, as a result, did not report any sales of real estate investment property in discontinued operations for the quarter ended March 31, 2014. See Note 3 — Real Estate Investments for additional information regarding the sale of a building in the Minneapolis Office/Flex Portfolio that did not qualify as discontinued operations as of March 31, 2014.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Buildings and improvements	$1,563,045	$1,185,833
Less: accumulated depreciation	(187,720)	(178,720)
Buildings and improvements, net	1,375,325	1,007,113
Land	451,233	249,466
Investment property, net	$1,826,558	$1,256,579

In March 2014, the Company sold a building in its Minneapolis Office/Flex Portfolio for a contract sales price of $8.1 million. The Company recognized a gain on sale of this asset of $1.0 million, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss). See Note 16 — Subsequent Events for a description of the sale of the remaining buildings in the Minneapolis Office/Flex Portfolio.

Lease Intangibles

As of March 31, 2014, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$286,805	$45,155	$68,917
Less: accumulated amortization	(120,236)	(22,924)	(33,267)
Net	$166,569	$22,231	$35,650

As of December 31, 2013, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$163,661	$38,721	$41,824
Less: accumulated amortization	(110,412)	(22,059)	(31,978)
Net	$53,249	$16,662	$9,846

Amortization expense of in-place leases was $13.5 million and $5.3 million for the three months ended March 31, 2014 and 2013, respectively, and amortization of out-of-market leases, net, increased rental revenue by $0.7 million and $0.9 million, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from April 1, 2014 through December 31, 2014 and for each of the years ended December 31, 2015 through 2018 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1, 2014 through December 31, 2014	$35,550	$(1,975)
2015	37,470	(1,946)
2016	27,032	(693)
2017	18,646	678
2018	14,106	342

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2014, the approximate fixed future minimum rentals for the period from April 1, 2014 through December 31, 2014, for each of the years ended December 31, 2015 through 2018 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2014 through December 31, 2014	$131,322
2015	166,288
2016	145,228
2017	120,818
2018	100,720
Thereafter	460,990
Total	$1,125,366

During the three months ended March 31, 2014 and 2013, the Company did not earn more than 10% of its revenue from any individual tenant.

4. Recent Acquisitions of Real Estate

For the three months ended March 31, 2014, the Company acquired the assets and assumed certain liabilities of nine real estate operating properties located in the United States, for an aggregate net purchase price of $688.9 million.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2014 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Discount related to assumed mortgage loan	Total
Grocery-Anchored Portfolio (1)	01/01/2014	$102,506	$63,900	$24,980	$(12,670)	$(500)	$178,216
Howard Hughes Center	01/15/2014	$278,378	$138,820	$101,840	$(8,290)	$—	$510,748

(1)
The Grocery Anchored Portfolio Transaction, which was a step acquisition, was accounted for as a business combination resulting in the assets acquired and liabilities assumed being recorded at fair value as a result of the step acquisition. Prior to the acquisition, the joint venture with Weingarten was considered a variable interest entity and was accounted for under the equity method of accounting, since the Company did not have the ability to direct the significant activities that affect the economic performance of the joint venture. The Company received $0.4 million in cash as a result of the step acquisition and determined the fair value of our previously held interest was $167.2 million. Fair value of the Company’s equity interest was estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurement is based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy. Key assumptions include third-party broker valuation estimates; discount rates ranging from 6.5% to 9.0%; a terminal capitalization rate for similar properties; and factor that the Company believes market participants would consider in estimating fair value. In addition, the Company recognized an $11.3 million gain, which represented the difference between the book value and the fair value of our previously held equity method investment in the joint venture with Weingarten and has been included in the line item, “Gain (loss) on sale or dissolution of unconsolidated joint venture” in the condensed consolidated statement of operations.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2014 acquisitions, as of the date of the acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
Grocery-Anchored Portfolio	15.4	7.1	39.3
Howard Hughes Center	4.4	4.7	6.1

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the three months ended March 31, 2014, which are included in the Company’s consolidated results of operations for the three months ended March 31, 2014 (in thousands):

2014 Acquisitions		For the Three Months Ended March 31, 2014
Grocery -Anchored Portfolio	Revenue	$4,405
	Net income (loss)	$827
Howard Hughes Center	Revenue	$10,881
	Net income (loss)	$(3,215)

The following unaudited consolidated information is presented to give effect to the 2014 acquisitions through March 31, 2014 as if the acquisitions occurred on January 1, 2013. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $1.1 million for the three months ended March 31, 2014 and the gain on the dissolution of our joint venture as a result of the Grocery Anchored Portfolio Transaction of $11.3 million for the three months ended March 31, 2014 and the gain on the sale of our investment in Distribution Park Rio of $16.0 million for the three months ended March 31, 2013. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	Pro Forma 2014	Pro Forma 2013
Revenue	$62,232	$59,807
Net income (loss) from continuing operations	$30,352	$(12,910)
Basic and diluted income (loss) from continuing operations per common share	$0.13	$(0.06)

5.  Discontinued Operations

In 2013, the Company sold Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings. The operating results of these properties have been reclassified and reported as income (loss) from discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$(41)	$19,329
Other revenue	(22)	3,193
Total revenues	(63)	22,522
Expenses:
Property operating expenses	126	5,828
Real property taxes	—	2,497
Property management fees	(1)	457
Depreciation and amortization	—	4,789
Total expenses	125	13,571
Income (loss) from discontinued operations before interest income (expense), benefit (provision) for income taxes and gain (loss) on sale of discontinued operations	(188)	8,951
Interest expense	—	(4,197)
Interest income	5	6
Benefit (provision) for income taxes	—	(51)
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(183)	4,709
Gain (loss) on sale of discontinued operations	—	143,952
Income (loss) from discontinued operations	$(183)	$148,661

The tables below show income (loss) and income (loss) per share attributable to common stockholders allocated between continuing operations and discontinued operations:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Income (loss) from continuing operations attributable to common stockholders	$42,422	$17,011
Income (loss) from discontinued operations attributable to common stockholders	(171)	140,670
Net income (loss) attributable to common stockholders	$42,251	$157,681

Basic and diluted income (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$0.19	$0.07
Income (loss) from discontinued operations	$—	$0.60

6.   Investments in Unconsolidated Entities

As of March 31, 2014 and December 31, 2013, the Company owned indirect investments in 12 and 13 properties, respectively, through its interest in the Core Fund.

As of December 31, 2013, the Company also owned a 70% interest in the Grocery-Anchored Portfolio, which was accounted for as an equity method investment. In January 2014, the Company completed the Grocery-Anchored Portfolio Transaction. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Grocery-Anchored Portfolio Transaction.

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$393,695	$329,418
Distributions declared	(51,836)	(5,589)
Equity in earnings (losses)	40,945	2,595
Effect of sale or dissolution of unconsolidated joint venture	(156,325)	(25,536)
Ending balance	$226,479	$300,888

Condensed financial information for the Core Fund is summarized as follows (in thousands):

Condensed Consolidated Balance Sheets for the Core Fund

	March 31, 2014	December 31, 2013
	(In thousands)
ASSETS
Cash	$136,514	$112,151
Investment property, net	2,030,803	2,042,690
Other assets	465,703	590,610
Total Assets	$2,633,020	$2,745,451

LIABILITIES AND EQUITY
Debt	$1,325,982	$1,327,315
Other liabilities	198,724	260,460
Redeemable noncontrolling interests	257,994	268,871
Equity	850,320	888,805
Total Liabilities and Equity	$2,633,020	$2,745,451

In 2014, the Core Fund sold one property that was held for sale as of December 31, 2013. In 2013, the Core Fund sold three properties. The results of operations for these properties have been reclassified into discontinued operations for all periods presented, which is reflected in the table below.

Condensed Consolidated Statements of Operations for the Core Fund

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Total revenues and gains	$62,976	$63,481
Total expenses	65,453	65,498
Income (loss) from continuing operations	(2,477)	(2,017)
Income (loss) from discontinued operations	174,155	17,572
Net income (loss)	171,678	15,555
Less (income) loss allocated to noncontrolling interests	(30,579)	(5,696)
Net income (loss) attributable to parent	$141,099	$9,859

The following discusses items of significance for the periods presented for the Company’s equity method investments:

In January 2014, the Core Fund sold 101 Second Street, an office property located in San Francisco, California, which it acquired in September 2004 for a contract purchase price of $157.0 million. The contract sales price was $297.5 million. As a result of the sale of 101 Second Street, the Core Fund recognized a gain on sale of $174.4 million. As a result of the sale, the Company recognized a gain of $41.9 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations for the three months ended March 31, 2014.

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

7.  Debt Financing

As of March 31, 2014 and December 31, 2013, the Company had $1.2 billion and $796.9 million of debt outstanding, respectively, with a weighted average years to maturity of 2.1 years and 3.3 years, respectively, and a weighted average interest rate of 4.0% and 5.0%, respectively. The following table includes all of the Company’s outstanding notes payable balances as of March 31, 2014 and December 31, 2013 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate Description	Interest Rate	Principal Outstanding at March 31, 2014	Principal Outstanding at December 31, 2013
SECURED MORTGAGE DEBT
Arapahoe Business Park I	6/11/2015	Fixed	5.33%	$9,232	$9,272
Arapahoe Business Park II	11/11/2015	Fixed	5.53%	9,699	9,744
1515 S. Street	9/1/2016	Fixed	4.25%	38,485	38,741
345 Inverness Drive	12/11/2016	Fixed	5.85%	14,642	14,701
Airport Corporate Center	9/1/2021	Fixed	5.14%	78,344	78,628
JPMorgan Chase Tower	2/1/2016	Variable	2.66%	155,898	156,798
Heritage Station	1/1/2015	Fixed	5.38%	5,468	—
Thompson Bridge Commons	3/1/2018	Fixed	6.02%	5,414	—
HSH POOLED MORTGAGE FACILITY
Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2016	Fixed via swap	5.86%	185,000	185,000
3400 Data Drive, 2100 Powell	1/23/2017	Fixed via swap	5.25%	98,000	98,000
Daytona and Laguna Buildings	5/2/2017	Fixed via swap	5.36%	119,000	119,000
3 Huntington Quadrangle	7/19/2017	Fixed via swap	5.98%	48,000	48,000
5th and Bell	8/14/2017	Fixed via swap	6.03%	39,000	39,000
OTHER NOTES PAYABLE
JPMorgan Acquisition Credit Agreement (1)	5/15/2014	Variable	1.76%	380,000	—
TOTAL PRINCIPAL OUTSTANDING				1,186,182	796,884
Unamortized Discount (2)				(585)	(1,169)
NOTES PAYABLE				$1,185,597	$795,715

(1)	See the discussion following the heading “JPMorgan Acquisition Credit Agreement” below for additional information regarding the Company's acquisition credit facility.

(2)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

JPMorgan Acquisition Credit Agreement

In January 2014, a subsidiary of the Operating Partnership entered into an acquisition credit agreement (the “JPMorgan Acquisition Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) to establish a $425.0 million unsecured term loan facility (the “Acquisition Credit Facility”). In connection with the acquisition of the Howard Hughes Center in January 2014, the Company borrowed the full capacity under the Acquisition Credit Facility. The Acquisition Credit Facility has a maturity date of May 15, 2014 with two 30-day extension options. Additionally, in connection with this financing, the Advisor agreed to waive the entire $4.3 million debt financing fee that otherwise would be payable to the Advisor pursuant to the Advisory Agreement.

For the period from January 2014 through March 2014, the Company made draws of approximately $425.0 million and payments of $45.0 million under the Acquisition Credit Facility. See Note 16 — Subsequent Events regarding the agreement the Company entered into with Chase, which replaces the JPMorgan Acquisition Credit Agreement.

The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from April 1, 2014 through December 31, 2014, for each of the years ended December 31, 2015 through December 31, 2018 and for the period thereafter (in thousands):

	Principal Payments due by Period
	April 1, 2014 through December 31, 2014		2015	2016	2017	2018	Thereafter
Notes Payable	$382,274	(1)	$26,851	$393,297	$305,642	$5,790	$72,328

(1)
See Note 16 — Subsequent Events regarding the credit agreement the Company entered into in April 2014. As a result of this agreement, $380.0 million of principal payments are no longer due for the April 1, 2014 through December 31, 2014 period.

The Company is not aware of any instances of noncompliance with financial covenants as of March 31, 2014.

8.  Derivative Instruments

The Company has several interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets and changes in the fair value were recorded in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations. See Note 14 — Fair Value Disclosures for additional information.

The tables below provide additional information regarding each of the Company’s outstanding interest rate swaps (all amounts are in thousands except for interest rates):

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
August 1, 2006	August 1, 2016	$185,000	LIBOR	5.4575%
January 12, 2007	January 12, 2017	$98,000	LIBOR	4.8505%
May 1, 2007	May 1, 2017	$119,000	LIBOR	4.9550%
July 17, 2007	July 17, 2017	$48,000	LIBOR	5.5800%
July 27, 2007	July 24, 2017	$39,000	LIBOR	5.5800%

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Liabilities-Interest Rate Swap Contracts” on the Company’s condensed consolidated balance sheets, as of March 31, 2014 and December 31, 2013:

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	March 31, 2014	December 31, 2013
Interest rate swap contracts	$61,911	$67,652
Total derivatives	$61,911	$67,652

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Gain (loss) on interest rate swap, net	$5,741	$6,286
Total	$5,741	$6,286

9.  Distributions

With the authorization of its board of directors, the Company declared distributions in the amount of $0.00138082 per share, per day for July 2010 through March 2013, and $0.00041425 of such per share, per day for the period July 2011 through March 2013 were designated by the Company as special distributions which represent a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in the Company. The special distributions were funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to the Company’s stockholders.

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

Further, with the authorization of its board of directors, the Company declared distributions for April 2013 through May 2014. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in the Company's dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2014 and 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2014 (1)
March 31, 2014	$9,552	$5,613	$15,165		$74
Total	$9,552	$5,613	$15,165		$74

2013 (1)
December 31, 2013	$9,786	$5,811	$15,597		$75
September 30, 2013	9,769	5,902	15,671		75
June 30, 2013	9,829	5,913	15,742		960
March 31, 2013	214,893	11,175	226,068	(2)	138
Total	$244,277	$28,801	$273,078		$1,248

(1)
Except as noted below, excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 10 — Related Party Transactions). The amount of distributions declared with respect to the Participation Interest for the quarter ended March 31, 2014 was $1.0 million. The distributions declared with respect to the Participation Interest for the quarters ended December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013 were $0.9 million, $0.9 million, $0.9 million and $1.5 million, respectively. Included in the $226.1 million amount declared at March 31, 2013 above is the $10.0 million special distribution declared in March 2013 to the Participation Interest.

(2)
As stated above, a portion of the total distributions declared were designated by the Company as special distributions and funded using proceeds from sales of investment properties, which represented a return of a portion of the stockholders, and noncontrolling interest holders’ invested capital. For the year ended December 31, 2013, $206.7 million of the total distributions declared to the Company’s stockholders and non-controlling interests were paid using such sales proceeds.

10.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Securities, Inc. for the three months ended March 31, 2014 and 2013 and outstanding as of March 31, 2014 and December 31, 2013 (all amounts are in thousands).

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31,	December 31,
Type and Recipient	2014	2013	2014	2013
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$6,017	$4,685	$96,458	$91,376

Due to Affiliates
Acquisition Fee – the Advisor (2)	1,012	—	—	—
Asset Management Fee – the Advisor	3,706	3,772	1,232	1,185
Debt Financing Fee – the Advisor (3)	—	3,600	—	—
Other – the Advisor	809	833	449	767
Property Management Fee – Hines	1,399	1,524	410	(16)
Leasing Fee – Hines	27	1,443	1,551	1,535
Tenant Construction Management Fees – Hines	4	17	12	1
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	4,009	4,188	491	214
Due to Affiliates			$4,145	$3,686

(1)
The Company recorded a liability related to the Participation Interest based on its estimated settlement value in the accompanying condensed consolidated balance sheets. This liability is remeasured at fair value based on the related redemption price in place as of each balance sheet plus any unpaid distributions. As described previously in Note 9 — Distributions, the Company declared an $0.80 special distribution (or $10.0 million, in total, to the Participation Interest) to all stockholders of the Company in March 2013, which represented a reduction in the Participation Interest liability to reflect a return of capital for the period ending March 31, 2013.

(2)
In connection with the acquisition of the Howard Hughes Center, the Company was obligated to pay approximately $5.0 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $1.5 million of the cash acquisition fee and the entire $2.5 million acquisition fee payable related to the Participation Interest.

(3)
In connection with the financing pursuant to the JPMorgan Acquisition Credit Agreement, the Advisor agreed to waive the entire $4.3 million debt financing fee that otherwise would be payable to the Advisor. See Note 7 — Debt Financing for additional information on the debt financing fee waived.

11. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Change in other assets	$(1,810)	$(1,056)
Change in tenant and other receivables	(5,043)	(3,096)
Change in deferred leasing costs	(2,939)	(13,119)
Change in accounts payable and accrued expenses	900	(20,215)
Change in participation interest liability	5,082	3,212
Change in other liabilities	1,010	(2,404)
Change in due to affiliates	458	4,427
Changes in assets and liabilities	$(2,342)	$(32,251)

12. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$11,236	$15,991
Cash paid for income taxes	$—	$—
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$15,238	$226,205
Distributions reinvested	$5,811	$11,631
Shares tendered for redemption	$10,095	$2,967
Assumption of mortgages upon dissolution of joint venture	$10,947	$—
Noncash net assets acquired upon acquisition of property	$172,244	$—

13.  Commitments and Contingencies

The credit agreement for the HSH Nordbank pooled mortgage facility requires that the properties financed by this facility maintain a combined occupancy at or above 85%. As of March 31, 2014, certain properties caused the Company to fail to meet this occupancy requirement. As a result, the facility’s limited payment guaranty to which the Company is a party has been triggered, requiring the Company to commit to fund a property leasing guaranty in an amount that would be required to increase the occupancy of all individual borrowings base assets to 90%. As of March 31, 2014, the Company believes the amount of this potential guaranty obligation is $15.8 million. This guaranty will be discharged once the portfolio of properties financed by this facility achieves a combined occupancy greater than or equal to 85% or once all outstanding payments of interest and principal are paid in full. No liability was recorded in relation to this guaranty, as the Company believes the probability of the Company being required to perform under this guaranty is remote.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

14.  Fair Value Disclosures

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2014 and December 31, 2013 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying condensed consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014	$61,911	$—	$61,911	$—
December 31, 2013	$67,652	$—	$67,652	$—

Financial Instruments Fair Value Disclosures

Other Financial Instruments

As of March 31, 2014, management estimated that the fair value of notes payable, which had a carrying value of $1,185.6 million, was $1,184.0 million. As of December 31, 2013, management estimated that the fair value of notes payable, which had a carrying value of $795.7 million, was $794.1 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, however the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

 Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The fair value methodologies used to measure long-lived assets are described in Note 2 — Summary of Significant Accounting Policies — Impairment of Investment Property. The inputs associated with the valuation of long-lived assets are generally included in Level 2 or Level 3 of the fair value hierarchy, as discussed below. There were no events during the three months ended March 31, 2014 and 2013 which indicated that fair value adjustments of our long-lived assets were necessary.

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2014 and 2013 on our directly-owned properties.

During the year ended December 31, 2013, the Company determined that its directly-owned investments, Airport Corporate Center and 4050/4055 Corporate Drive, were impaired due to a shortened expected hold period. Further, the Company determined that its directly-owned investment, the Minneapolis Office/Flex portfolio was impaired due to a shortened expected hold period and a reduction in market conditions. As a result of these changes in assumptions, the projected undiscounted cash flows were reduced for these investments.

These changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for these investments. As a result, these assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, as of December 31, 2013:

		Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
December 31, 2013	Investment properties	$170,466	$—	$—	$170,466	$33,878

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

15.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has three reportable segments: (1) office properties, (2) a domestic industrial property and (3) domestic retail properties. The office properties segment consists of 18 office properties that the Company owns directly as well as 12 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial property segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of the 8 grocery-anchored shopping centers in the Grocery-Anchored Portfolio.

The Company’s indirect investments are accounted for using the equity method of accounting. As such, the activities of these investments are reflected in investments in unconsolidated entities in the condensed consolidated balance sheets and equity in earnings (losses) of unconsolidated entities, net in the condensed consolidated statements of operations. As discussed previously, the Company completed the Grocery-Anchored Portfolio Transaction in January 2014, and the Company sold its indirect investment in Distribution Park Rio in January 2013, which is reflected in the tables below.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income or loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended March 31,
	2014	2013
Total revenue
Office properties	$54,877	$41,570
Domestic industrial property	774	776
Domestic retail properties	4,405	—
Total revenue	$60,056	$42,346

Net property revenues in excess of expenses(1)
Office properties	$29,548	$20,903
Domestic industrial property	472	524
Domestic retail properties	3,282	—
Total segment net property revenues in excess of expenses	$33,302	$21,427

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of domestic office properties	$40,945	$2,552
Equity in earnings (losses) of domestic retail properties	—	(5)
Equity in earnings (losses) of international industrial property	—	48
Total equity in earnings (losses) of unconsolidated entities	$40,945	$2,595

(1)	Revenues less property operating expenses, real property taxes and property management fees.

Total assets	March 31, 2014		December 31, 2013
Office properties	$1,991,045		$1,489,901
Domestic industrial property	36,155		36,504
Domestic retail properties	199,186		—
Investment in unconsolidated entities
Office properties	226,479		237,110
Domestic retail properties	—		156,585
Corporate-level accounts	172,888	(1)	262,623	(2)
Total assets	$2,625,753		$2,182,723

(1)	This amount primarily consists of cash and cash equivalents at the corporate level, including the cash collateral deposit related to the letter of credit with the Bank of Montreal.

(2)
This amount primarily consists of cash and cash equivalents at the corporate level, including proceeds from the sale of the Company’s directly and indirectly-owned investments, proceeds from the Core Fund distribution the Company received in August 2013 as well as the cash collateral deposit related to the letter of credit with the Bank of Montreal.

	Three Months Ended March 31,
	2014	2013
Reconciliation to net income (loss)
Total segment net property revenues in excess of expenses	$33,302	$21,427
Depreciation and amortization	(24,726)	(13,046)
Acquisition related expenses	(106)	—
Asset management and acquisition fees	(10,735)	(8,457)
General and administrative	(1,957)	(1,668)
Gain (loss) on derivative instruments, net	5,741	6,286
Gain (loss) on sale of real estate investments	1,013	—
Interest expense	(12,376)	(14,061)
Interest income	185	184
Benefit (provision) for income taxes	(89)	(67)
Gain (loss) on sale or dissolution of unconsolidated joint venture	11,311	15,965
Equity in earnings (losses) of unconsolidated entities, net	40,945	2,595
Income (loss) from discontinued operations, net of taxes	(183)	148,661
Net income (loss)	$42,325	$157,819

16. Subsequent Events

Minneapolis Office/Flex Portfolio

In May 2014, the Company sold the remaining buildings in the Minneapolis Office/Flex Portfolio. The Minneapolis Office/Flex Portfolio is a portfolio of nine office/flex buildings located in the southwest and midway submarkets of Minneapolis, Minnesota. The contract sales price of the entire portfolio, including the building sold in March 2014, which the Company acquired in September 2007 for a net contract purchase price of $87.0 million, was $75.5 million.

Loan Activity

In April 2014, a subsidiary of the Company entered into a credit agreement (the “Credit Agreement”) with Chase, as Administrative Agent for itself and various lenders named in the Credit Agreement. The Credit Agreement provides for borrowings up to $225.0 million under a revolving credit facility (the “Revolving Loan Commitment”) and up to $200.0 million under a term loan (the “Term Loan Commitment”), which the Company refers to collectively as the “Revolving Credit Facility”. Upon entry into the Credit Agreement in April 2014, the Company borrowed $170.0 million under the Revolving Loan Commitment and $200.0 million under the Term Loan Commitment to repay $370.0 million in loans outstanding under the JPMorgan Acquisition Credit Agreement. The Company also made an additional payment of $10.0 million in April 2014 on the JPMorgan Acquisition Credit Agreement so that the entire $380.0 million in loans outstanding under the agreement as of March 31, 2014 was repaid. The Revolving Loan Commitment has a maturity date of April 1, 2017, subject to a one-year extension option. The Term Loan Commitment has a maturity date of April 1, 2018. The Revolving Loan Commitment had an all-in interest rate of 1.86% on the date of the borrowing and the Term Loan Commitment had an all-in interest rate of 1.76% on the date of the borrowing. In connection with this financing, the Company's Advisor agreed to waive the entire $4.3 million debt financing fee otherwise payable to the Advisor pursuant to the Advisory Agreement.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”).

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of March 31, 2014, we had direct and indirect interests in 39 properties. These properties consist of 30 office properties located throughout the United States, one industrial property in Dallas, Texas and a portfolio of eight grocery-anchored shopping centers located in four states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”). In total, we acquired interests in 64 properties since our inception and have sold our interests in 26 of those properties as of May 13, 2014.

The following table provides summary information regarding the properties in which we owned interests as of March 31, 2014. All assets which are 100% owned by us are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership(1)
Directly-owned Properties
Office Properties
321 North Clark	Chicago, Illinois	04/2006	889,744	85%	100%
Citymark	Dallas, Texas	08/2005	218,926	66%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	85%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,253,615	78%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	95%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	89%	100%
2100 Powell	Emeryville, California	12/2006	345,892	75%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,912	95%	100%
Airport Corporate Center	Miami, Florida	01/2006	1,018,428	80%	100%
Minneapolis Office/Flex Portfolio (2)	Minneapolis, Minnesota	09/2007	625,698	92%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	97%	100%
1515 S Street	Sacramento, California	11/2005	399,636	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	254,145	95%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	57%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	49%	100%
Howard Hughes Center	Los Angeles, California	01/2014	1,355,641	89%	100%
Total for Office Properties			9,942,906	86%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	102,864	97%	100%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	97%	100%
Champions Village	Houston, Texas	11/2008	393,690	92%	100%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	93%	100%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	100%	100%
Shoppes at Parkland	Parkland, Florida	03/2009	145,720	94%	100%
Oak Park Village	San Antonio, Texas	11/2008	64,287	95%	100%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	96%	100%
Total for Grocery-Anchored Portfolio			1,039,745	95%
Total for Directly-owned Properties			10,982,651	86%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Effective Ownership(1)
Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	81%		24%
The Carillon Building	Charlotte, North Carolina	07/2007	473,897	77%		24%
Charlotte Plaza	Charlotte, North Carolina	06/2007	628,948	92%		24%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	96%		12%
333 West Wacker	Chicago, Illinois	04/2006	857,545	82%		19%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	65%		24%
Riverfront Plaza	Richmond, Virginia	11/2006	951,616	79%		24%
Wells Fargo Center	Sacramento, California	05/2007	507,138	80%		19%
525 B Street	San Diego, California	08/2005	449,180	80%		24%
The KPMG Building	San Francisco, California	09/2004	379,328	97%		24%
720 Olive Way	Seattle, Washington	01/2006	300,710	85%		19%
Warner Center	Woodland Hills, California	10/2006	808,274	89%		19%
Total for Core Fund Properties			8,796,210	84%
Total for All Properties			19,778,861	85%	(3)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On March 31, 2014, Hines REIT owned a 93.5% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 6.5% interest in the Operating Partnership. In addition, the Company owned an approximate 28.8% non-managing general partner interest in the Core Fund as of March 31, 2014. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 42.2% to 82.8%.

(2)
In March 2014, we sold a building in the Minneapolis Office/Flex Portfolio. In May 2014, we sold the remaining buildings in the portfolio. The contract sales price of the entire portfolio, which we acquired in September 2007 for a net contract purchase price of $87.0 million, was $75.5 million.

(3)
This amount represents the percentage leased assuming the Company owns a 100% interest in each of these properties.  The percentage leased based on the Company’s effective ownership interest in each property is 86%.

In order to provide capital for the investments described above, with the exception of the Howard Hughes Center, we raised approximately $2.7 billion through public offerings of our common stock since we commenced our initial public offering in June 2004. In consideration of market conditions and other factors, our board of directors determined to cease sales of our shares to new investors pursuant to our third public offering as of January 1, 2010. However, we have continued to sell shares under our dividend reinvestment plan. Based on market conditions and other considerations, we do not currently expect to commence any future offerings other than those related to shares issued under our dividend reinvestment plan.

Since the conclusion of our third public offering, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders.  In doing this, we have elected to make strategic dispositions, as discussed above, which have provided us with additional liquidity.  We use these sale proceeds for strategic acquisitions, capital expenditure and leasing capital needs, to reduce our leverage in the portfolio, to make additional special distributions or for other purposes. For example, in January 2014, we acquired the Howard Hughes Center, a complex of five Class A office buildings in Los Angeles, for $510.7 million. The addition of this prime property located in a desirable west-coast, gateway city helps bolster our portfolio’s collection of high-quality, core office properties located on the West Coast. This acquisition represents another step in repositioning our portfolio for a potential liquidity event in the future. With the acquisition of the Howard Hughes Center and the effect of the Grocery-Anchored Portfolio Transaction, our portfolio is now geographically located 48% in the West, 19% in the Midwest, 8% in the East and 25% in the South.

In January 2014, we dissolved our joint venture with Weingarten. As a result of the joint venture dissolution, eight of the Grocery-Anchored Portfolio properties were distributed to us and the remaining four Grocery-Anchored Portfolio properties were distributed to Weingarten and an additional $0.4 million in cash was paid to us by Weingarten (“Grocery-Anchored Portfolio Transaction”). As a result of this transaction, we have consolidated the eight properties since January 1, 2014.

In January 2014, the Core Fund sold 101 Second Street for a contract sales price of $297.5 million. The Core Fund acquired the property in September 2004 for a contract purchase price of $157.0 million. The Core Fund received net proceeds of $211.7 million from this sale.

Our portfolio was 86% and 85% leased as of March 31, 2014 and December 31, 2013, respectively. Our management closely monitors the portfolio’s lease expirations, which for the period from April 1, 2014 through December 31, 2014, and for each of the years ended December 31, 2015 through December 31, 2018, are expected to approximate 4.9%, 9.9%, 7.8%, 10.2% and 13.4%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to lease our properties to a diverse tenant base over a variety of industries, our portfolio is approximately 18% leased to approximately 105 companies in the legal industry and approximately 13% leased to over 132 companies in the financial and insurance industries.

Further, with the authorization of our board of directors, we declared distributions for January 2014 through May 2014. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgment regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2014.

Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements are for property-level operating expenses, capital improvements and leasing costs, strategic investments in real property, debt service, corporate-level general and administrative expenses, distributions and redemptions. We have four primary sources of capital for meeting our cash requirements:

•	proceeds from our dividend reinvestment plan;

•	debt financings, including secured or unsecured facilities;

•	proceeds from the sale of our properties; and

•	cash flow generated by our real estate investments and operations.

We are focused on maintaining a strong cash position and managing our capital needs.  Historically, our liquidity needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities.  However, due to our ability to execute on several strategic asset sales, an increasing portion of our liquidity needs were met and will continue to be met through the sale of our investment properties. If we continue to sell significant assets and do not reinvest the proceeds in additional investments, it will reduce the cash flow generated by our properties and may adversely impact our ability to pay regular distributions to our stockholders at the current distribution rate. Below is a list of properties acquired and sold by us and the Core Fund during the three months ended March 31, 2014:

Hines REIT Acquisitions and Asset Sales

•
Howard Hughes Center - In January 2014, we acquired the Howard Hughes Center, a portfolio of five Class A office buildings and an athletic club located in Los Angeles, California for a net purchase price of $510.7 million.

•
Grocery-Anchored Portfolio - In January 2014, we dissolved our joint venture with Weingarten. As a result of the Grocery-Anchored Portfolio Transaction, eight of the twelve Grocery-Anchored Portfolio properties were distributed to us and Weingarten paid us $0.4 million in cash.

•
Minneapolis Office/Flex Portfolio - In March 2014, we sold a building in the Minneapolis Office/Flex Portfolio, a portfolio of nine office/flex buildings located in the southwest and midway submarkets of Minneapolis, Minnesota. In May 2014, we sold the remaining eight buildings in the portfolio. In the aggregate, we received net proceeds of $71.6 million from the sale of the portfolio.

Core Fund Asset Sales

•
101 Second Street - In January 2014, the Core Fund sold 101 Second Street, an office building located in San Francisco, California. The Core Fund received net proceeds of $211.7 million from this sale. At the date of disposition, we owned a 24% effective interest in 101 Second Street.

Mortgage Financing

Our portfolio was 48% leveraged as of March 31, 2014, with 63% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was 42% leveraged as of December 31, 2013, with 86% of our debt in the form of fixed-rate mortgage loans. This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro-rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

See “— Cash Flows from Financing Activities — Debt Financings” for additional information regarding our financing activity during the three months ended March 31, 2014.

Cash Flows from Operating Activities

Net cash provided by operating activities was $50.8 million for the three months ended March 31, 2014 compared to net cash used in operating activities of $21.2 million for the three months ended March 31, 2013. The change in cash flows from operating activities between 2014 and 2013 is primarily due to the $40.9 million in distributions received from the Core Fund, which was recorded in operating cash flows up to the amount of our equity in earnings in the Core Fund for the three months ended March 31, 2014 as well as the acquisition of the Howard Hughes Center and the Grocery-Anchored Portfolio Transaction. The Grocery-Anchored Portfolio Transaction resulted in our consolidation of the operations of eight of the twelve properties that were previously included in the Grocery-Anchored Portfolio for the three months ended March 31, 2014 as compared to accounting for all twelve properties as an equity method investment for the three months ended March 31, 2013.

Cash Flows from Investing Activities

Net cash used in investing activities was $457.1 million for the three months ended March 31, 2014 compared to net cash provided by investing activities of $440.7 million for the three months ended March 31, 2013. The factors that contributed to the change between the two periods are summarized below.

2014

•	We had cash outflows related to our acquisition of Howard Hughes Center in January 2014 of $474.9 million.

•	We received proceeds of $7.5 million from sale of a building in Minneapolis Office/Flex Portfolio in March 2014.

•
We received distributions from the Core Fund totaling $51.6 million, of which $10.6 million was included in cash flows from investing activities, as they exceeded our equity in earnings of the joint venture.

2013

•	In March 2013, we received proceeds of $393.4 million from the sale of Williams Tower before retiring a related $165.0 million mortgage loan.

•	In January 2013, we received net proceeds of $43.2 million from the sale of our 50% interest in Distribution Park Rio.

•	We received distributions from the Core Fund totaling $4.6 million, which were included in cash flows from investing activities, as they exceeded our equity in earnings of the joint venture.

•	We had cash outflows related to investments in property of $2.9 million, primarily as a result of capital expenditures at our properties.

Cash Flows from Financing Activities

Net cash provided by financing activities was $355.3 million for the three months ended March 31, 2014 compared to net cash used in financing activities of $179.8 million for the three months ended March 31, 2013. The factors that contributed to the change between the two periods are summarized below.

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

With respect to the $0.00138082 per share, per day distributions declared for the period ended March 31, 2013, presented below, $0.00041425 of the per share, per day distributions were designated by us as special distributions which represent a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in us. The special distributions were funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our stockholders.

On March 25, 2013, we declared a distribution of $198.0 million, resulting in a distribution to stockholders of $0.80 per share that was paid during the three months ended June 30, 2013 to all stockholders of record as of April 2, 2013. This distribution was designated by us as a special distribution, which was a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in us. The special distribution represented a portion of the proceeds from the sale of Williams Tower and other strategic asset sales. The special distribution was not subject to reinvestment pursuant to our dividend reinvestment plan and was paid in cash. In the aggregate, we have declared special distributions in total of $1.01 per share.

Further, with the authorization of our board of directors, we declared distributions for April 2013 through May 2014. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2014 and 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2014 (1)
March 31, 2014	$9,552	$5,613	$15,165		$74
Total	$9,552	$5,613	$15,165		$74

2013 (1)
December 31, 2013	$9,786	$5,811	$15,597		$75
September 30, 2013	9,769	5,902	15,671		75
June 30, 2013	9,829	5,913	15,742		960
March 31, 2013	214,893	11,175	226,068	(2)	138
Total	$244,277	$28,801	$273,078		$1,248

(1)
Except as noted below, excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 10 — Related Party Transactions). The amount of distributions declared with respect to the Participation Interest for the quarter ended March 31, 2014 was $1.0 million. The distributions declared with respect to the Participation Interest for the quarters ended December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013 were $0.9 million, $0.9 million, $0.9 million and $1.5 million, respectively. Included in the $226.1 million amount declared at March 31, 2013 above is the $10.0 million special distribution declared in March 2013 to the Participation Interest.

(2)
As stated above, a portion of the total distributions declared were designated by us as special distributions and funded using proceeds from sales of investment properties, which represented a return of a portion of the stockholders, and noncontrolling interest holders’ invested capital. For the year ended December 31, 2013, $206.7 million of the total distributions declared to our stockholders and holders of non-controlling interests were paid using such sales proceeds.

For the three months ended March 31, 2014, we funded our cash distributions with cash flows from operating activities (100%). For the three months ended March 31, 2013, we funded our distributions with distributions received from our unconsolidated investments (3%) and proceeds from the sales of our real estate investments (97%).

Redemptions

During the three months ended March 31, 2014 and 2013, we funded redemptions of $13.0 million and $2.6 million, respectively, pursuant to the terms of our share redemption program. On March 25, 2013, our board of directors amended and restated our share redemption program to reinstate the program, effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. Generally, funds available for redemption are limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter.  However, our board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. Our board of directors determined to waive this limitation on the share redemption plan and fully honor all eligible requests received for the quarter ended March 31, 2014, which were in excess of the $5.8 million received from our dividend reinvestment plan in the prior quarter.

Debt Financings

We use debt financing from time to time for investments in real property, property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.  As of March 31, 2014, our portfolio was approximately 48% leveraged compared to 42% as of December 31, 2013.  This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro-rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.  Additionally, as of March 31, 2014 and December 31, 2013, our debt financing had a weighted average interest rate of 4.0% and 5.0%, respectively (including the effect of interest rate swaps).

The following list summarizes our debt financings for the three months ended March 31, 2014 and 2013:

2014

•
We received proceeds of $425.0 million related to our acquisition credit agreement (the “JPMorgan Acquisition Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) upon acquisition of the Howard Hughes Center and we made a payment of $45.0 million related to this agreement.

•	We made payments of $0.9 million for financing costs related to our loans.

2013

•	We made payments of $484.5 million related to our loans secured by One Wilshire, Williams Tower and JPMorgan Chase Tower/Minneapolis Office Flex Portfolio.

•	We received proceeds of $360.0 million related to the refinancing of the One Wilshire and JPMorgan Chase Tower secured mortgages.

•
We made payments of $32.0 million related to borrowings under our revolving credit facility with KeyBank. Our revolving credit facility with KeyBank expired in February 2013 and we elected not to renew or replace the facility.

•	We made payments of $1.7 million for financing costs related to our loans.

Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

As of March 31, 2014, we owned 27 properties directly that were 86% leased compared to 20 properties that were 84% leased as of March 31, 2013. Our same-store properties were 85% and 82% leased as of March 31, 2014 and 2013, respectively. The table below includes revenues and expenses of our directly-owned properties for the three months ended March 31, 2014 and 2013. See “Discontinued Operations” below for additional information regarding our property dispositions. All amounts in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2014	2013	$	%
Property revenues:
Same-store properties	$44,771	$42,346	$2,425	5.7%
Recent acquisitions	$15,285	$—	$15,285	—%
Total property revenues	$60,056	$42,346	$17,710	41.8%
Property expenses: (1)
Same-store properties	$21,229	$20,919	$310	1.5%
Recent acquisitions	$5,525	$—	$5,525	—%
Total property expenses	$26,754	$20,919	$5,835	27.9%
Property revenues in excess of expenses
Same-store properties	$23,542	$21,427	$2,115	9.9%
Recent acquisitions	$9,760	$—	$9,760	—%
Total property revenues in excess of expenses	$33,302	$21,427	$11,875	55.4%

	Three Months Ended March 31,		Change
	2014	2013	$	%
Other
Depreciation and amortization	$24,726	$13,046	$11,680	89.5%
Gain (loss) on sale or dissolution of unconsolidated joint venture	$11,311	$15,965	$(4,654)	(29.2)%
Interest expense	$12,376	$14,061	$(1,685)	(12.0)%
Interest income	$185	$184	$1	0.5%
(Benefit) provision for income taxes	$89	$67	$22	32.8%

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

The increase in property revenues and property revenues in excess of expenses for the same-store properties for the three months ended March 31, 2014 is primarily due to an early lease termination fee received at JPMorgan Chase Tower.

Depreciation and amortization increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to our acquisition of Howard Hughes Center and the Grocery-Anchored Portfolio Transaction in January 2014. Interest expense decreased during the three months ended March 31, 2014, as compared to the same period in 2013, as a result of a reduction in our principal outstanding as of March 31, 2014 compared to March 31, 2013.

In January 2014, we dissolved our joint venture with Weingarten. As a result of the Grocery-Anchored Portfolio Transaction, we recognized a gain on sale of $11.3 million. Comparatively, during the first quarter of 2013, we sold our 50% indirect interest in Distribution Park Rio and recognized a gain of $16.0 million as a result of the sale.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  As a result of future potential disposals, possible reinvestments and other factors, our results of operations for the period ended March 31, 2014 could differ from our results of operations in future periods.

Discontinued Operations

In 2013, we sold Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings. The operating results of these properties have been reclassified and reported as income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenues:
Rental revenue	$(41)	$19,329
Other revenue	(22)	3,193
Total revenues	(63)	22,522
Expenses:
Property operating expenses	126	5,828
Real property taxes	—	2,497
Property management fees	(1)	457
Depreciation and amortization	—	4,789
Total expenses	125	13,571
Income (loss) from discontinued operations before interest income (expense), benefit (provision) for income taxes and gain (loss) on sale of discontinued operations	(188)	8,951
Interest expense	—	(4,197)
Interest income	5	6
Benefit (provision) for income taxes	—	(51)
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(183)	4,709
Gain (loss) on sale of discontinued operations	—	143,952
Income (loss) from discontinued operations	$(183)	$148,661

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of March 31, 2014, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 12 properties that were 84% leased. As of March 31, 2013, we owned a 27.1% non-managing general partner interest in the Core Fund, which held interests in 16 properties that were 87% leased. Our equity in earnings related to our investment in the Core Fund for the three months ended March 31, 2014 was $40.9 million, compared to equity in earnings of $2.6 million for the three months ended March 31, 2013. The change in our equity in earnings (losses) for the quarter ended March 31, 2014 primarily resulted from the following:

•
In January 2014, the Core Fund sold 101 Second Street, an office property located in San Francisco, California which it acquired in September 2004 for a contract purchase price of $157.0 million. The contract sales price was $297.5 million. As a result of the sale of 101 Second Street, the Core Fund recognized a gain on sale of $174.4 million. We recognized a gain of $41.9 million in relation to this sale which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations for the three months ended March 31, 2014.

CORPORATE LEVEL ACTIVITIES

Other Corporate-level Activities

The tables below provide detail relating to our asset management fees and general and administrative expenses.  All amounts in thousands, except percentages:

	Three Months Ended March 31,		Change
	2014	2013	$	%
Acquisition fee	$1,012	$—	$1,012	—%
Asset management fee	$9,723	$8,457	$1,266	15.0%
Asset management and acquisition fees	$10,735	$8,457	$2,278	26.9%

Acquisition related expenses	$106	$—	$106	—%
General and administrative expenses	$1,957	$1,668	$289	17.3%

We pay acquisition fees to our Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is equal to 0.50% of (i) the purchase price of real estate investments acquired directly by us, including any debt attributable to such investments or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. Acquisition fees increased for the three months ended March 31, 2014, as compared to the same period in 2013, due to our acquisition of the Howard Hughes Center during the three months ended March 31, 2014. In connection with the acquisition of the Howard Hughes Center, we were obligated to pay approximately $5.0 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable related to the Participation Interest. The Advisor and HALP Associates Limited Partnership, the holder of the Participation Interest, respectively, agreed to waive $1.5 million of the cash acquisition fee and all of the $2.5 million acquisition fee payable as an increase to the Participation Interest.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount net equity capital invested in real estate investments. The increase in our asset management fees for the three months ended March 31, 2014 compared to the same period in 2013 is primarily due to the Board’s determination of a reduction in the Company’s estimated per share net asset value in March 2013, which reduced the asset management fee expense recorded during the three months ended March 31, 2013 related to the Participation Interest.

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

The table below summarizes FFO and MFFO for the three months ended March 31, 2014 and 2013 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands).

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$42,325	$157,819
Depreciation and amortization(1)	24,726	17,835
Gain on sale or dissolution of investment property and unconsolidated joint venture(2)	(12,324)	(159,917)
Adjustments to equity in earnings (losses) from unconsolidated entities, net(3)	(35,450)	4,517
Adjustments for noncontrolling interests(4)	(353)	322
Funds from operations	18,924	20,576
(Gain) loss on derivative instruments(5)	(5,741)	(6,286)
Other components of revenues and expenses(6)	2,395	2,352
Acquisition fees and expenses (7)	1,118	—
Adjustments to equity in earnings (losses) from unconsolidated entities, net(3)	(478)	(1,886)
Adjustments for noncontrolling interests(4)	176	317
Modified Funds From Operations	$16,394	$15,073

Basic and Diluted Income (Loss) Per Common Share	$0.19	$0.68
Funds From Operations Per Common Share	$0.08	$0.09
Modified Funds From Operations Per Common Share	$0.07	$0.06
Weighted Average Shares Outstanding	227,765	232,870

(1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes $4.8 million of depreciation and amortization related to discontinued operations for the three months ended March 31, 2013.

(2)
Represents the gain on disposition of certain real estate investments. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

(3)
Includes adjustments to equity in earnings (losses) of unconsolidated entities, net, similar to those described in Notes 1, 2, 4, 5 and 6 for our unconsolidated entities, which are necessary to convert our share of income (loss) from unconsolidated entities to FFO and MFFO.

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

(6)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended March 31,
	2014	2013
Straight-line rent adjustment (a)	$(990)	$(1,394)
Amortization of lease incentives (b)	3,959	4,471
Amortization of out-of-market leases (b)	(738)	(934)
Other	164	209
	$2,395	$2,352

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

(7)
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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•	Amortization of deferred financing costs were $0.8 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively, and was deducted in determining MFFO.

•
During the three months ended March 31, 2014, the Core Fund sold its interest in 101 Second Street. For additional information regarding the sale of this property by the Core Fund see “Results of Operations — Results for our Indirectly-Owned Properties — Our Interest in the Core Fund.”

•
A portion of our acquisition and asset management fees are paid in equity through the Participation Interest. For the three months ended March 31, 2014, we recorded asset management fee expense with respect to the Participation Interest and its related distributions of $6.0 million. For the three months ended March 31, 2013, we recorded expense of $4.7 million, with respect to the Participation Interest and its related distributions.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described elsewhere in this Quarterly Report on Form 10-Q and previously in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Minneapolis Office/Flex Portfolio

In May 2014, we sold the remaining buildings in the Minneapolis Office/Flex Portfolio. The Minneapolis Office/Flex Portfolio is a portfolio of nine office/flex buildings located in the southwest and midway submarkets of Minneapolis, Minnesota. The contract sales price of the entire portfolio, including the building sold in March 2014, which we acquired in September 2007 for a net contract purchase price of $87.0 million, was $75.5 million.

Loan Activity

In April 2014, a subsidiary of us entered into a credit agreement (the “Credit Agreement”) with Chase, as Administrative Agent for itself and various lenders named in the Credit Agreement. The Credit Agreement provides for borrowings up to $225.0 million under a revolving credit facility (the “Revolving Loan Commitment”) and up to $200.0 million under a term loan (the “Term Loan Commitment”), which we refer to collectively as the “Revolving Credit Facility”. Upon entry into the Credit Agreement on April 1, 2014, we borrowed $170.0 million under the Revolving Loan Commitment and $200.0 million under the Term Loan Commitment to repay $370.0 million in loans outstanding under the JPMorgan Acquisition Credit Agreement. We also made an additional payment of $10.0 million in April 2014 on the JPMorgan Acquisition Credit Agreement so that the entire $380.0 million in loans outstanding under the agreement as of March 31, 2014 was repaid. The Revolving Loan Commitment has a maturity date of April 1, 2017, subject to a one-year extension option. The Term Loan Commitment has a maturity date of April 1, 2018. The Revolving Loan Commitment had an all-in interest rate of 1.86% on the date of the borrowing and the Term Loan Commitment had an all-in interest rate of 1.76% on the date of the borrowing. In connection with this financing, our Advisor agreed to waive the entire $4.3 million debt financing fee otherwise payable to the Advisor pursuant to the Advisory Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of March 31, 2014, we had $489.0 million of debt outstanding under our HSH Nordbank credit facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  As of March 31, 2014, we had $535.9 million in variable rate debt that was not hedged with an interest rate swap. If interest rates were to increase by 1%, we would incur an additional $5.4 million in interest expense. See Note 7 — Debt Financing for more information concerning our outstanding debt.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 13, 2014, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A. Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2013 Annual Report. There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014, we did not sell or issue any equity securities that were not registered under the Securities Act.

All eligible requests for redemption received by the Company for the three months ended December 31, 2014 were redeemed on January 1, 2014. The shares were redeemed using proceeds from our dividend reinvestment plan from the prior quarter and sales proceeds. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (2)
January 1, 2014 through March 31, 2014	(1)	2,316,987	$5.60	2,316,987	907,993
Total		2,316,987		2,316,987

(1)	All shares were redeemed on January 1, 2014.

(2)
This amount represents the number of shares available for redemption on April 1, 2014. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities for additional information on the re-opening and amendment and restatement of our share redemption program effective in April 2013. The funds available for redemption are generally limited to the amount of proceeds received from our dividend reinvestment plan. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability of a stockholder, we may waive the annual limitation on the number of shares that will be redeemed.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

May 13, 2014	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

May 13, 2014	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.		Description
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
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 13, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

__________

*	Filed herewith