Form 10-Q
period 2014-06-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2014-08-12
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes ☐   No ☒
As of August 7, 2014, 225.9 million shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44

SIGNATURES
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
	(In thousands, except per share amounts)
ASSETS:
Investment property, net	$1,769,367	$1,256,579
Investments in unconsolidated entities	234,227	393,695
Cash and cash equivalents	89,298	133,472
Restricted cash	120,192	119,786
Distributions receivable	3,744	3,888
Tenant and other receivables, net	50,616	44,953
Intangible lease assets, net	172,591	69,911
Deferred leasing costs, net	126,909	125,195
Deferred financing costs, net	5,203	3,272
Other assets	3,191	31,972
TOTAL ASSETS	$2,575,338	$2,182,723

LIABILITIES:
Accounts payable and accrued expenses	$72,984	$67,007
Due to affiliates	5,139	3,686
Intangible lease liabilities, net	33,036	9,846
Other liabilities	16,916	11,128
Interest rate swap contracts	58,089	67,652
Participation interest liability	100,486	91,376
Distributions payable	15,344	15,672
Notes payable	1,110,005	795,715
Total liabilities	1,411,999	1,062,082

Commitments and contingencies (Note 13)	—	—

EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2014 and December 31, 2013	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 226,834 and 229,174 common shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	227	229
Additional paid-in capital	1,111,164	1,150,909
Retained earnings (deficit)	52,484	(29,951)
Accumulated other comprehensive income (loss)	(536)	(546)
Total stockholders’ equity	1,163,339	1,120,641
Noncontrolling interests	—	—
Total equity	1,163,339	1,120,641
TOTAL LIABILITIES AND EQUITY	$2,575,338	$2,182,723

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$54,889	$39,963	$110,919	$80,061
Other revenue	3,948	2,261	7,974	4,509
Total revenues	58,837	42,224	118,893	84,570
Expenses:
Property operating expenses	17,107	13,407	34,241	27,088
Real property taxes	8,347	6,821	16,441	12,986
Property management fees	1,469	1,010	2,995	2,004
Depreciation and amortization	24,387	12,288	49,112	25,334
Acquisition related expenses	163	—	269	—
Asset management and acquisition fees	8,688	8,262	19,423	16,720
General and administrative	1,690	1,909	3,647	3,579
Impairment losses	—	1,551	—	1,551
Total expenses	61,851	45,248	126,128	89,262
Operating income	(3,014)	(3,024)	(7,235)	(4,692)
Other income (expenses):
Gain (loss) on derivative instruments, net	3,821	13,258	9,562	19,544
Gain (loss) on sale or dissolution of unconsolidated joint venture	2,070	122	13,381	16,087
Equity in earnings (losses) of unconsolidated entities, net	41,297	78,829	82,242	81,424
Gain (loss) on sale of real estate investments	8,485	—	9,499	—
Interest expense	(12,505)	(11,652)	(24,881)	(25,712)
Interest income	201	196	386	378
Income (loss) from continuing operations before benefit (provision) for income taxes	40,355	77,729	82,954	87,029
Benefit (provision) for income taxes	(76)	(71)	(165)	(138)
Income (loss) from continuing operations	40,279	77,658	82,789	86,891
Income (loss) from discontinued operations, net of taxes	(23)	979	(206)	149,568
Net income (loss)	40,256	78,637	82,583	236,459
Less: Net income attributable to noncontrolling interests	(75)	(960)	(148)	(1,098)
Net income (loss) attributable to common stockholders	$40,181	$77,677	$82,435	$235,361
Basic and diluted income (loss) per common share	$0.18	$0.33	$0.36	$1.01
Distributions declared per common share	$0.07	$0.07	$0.13	$0.19
Weighted average number of common shares outstanding	226,834	233,947	227,297	233,410

Net comprehensive income (loss):
Net income (loss)	$40,256	$78,637	$82,583	$236,459
Other comprehensive income (loss):
Foreign currency translation adjustment	106	(109)	10	1,465
Net comprehensive income (loss)	40,362	78,528	82,593	237,924
Net comprehensive (income) loss attributable to noncontrolling interests	(75)	(960)	(148)	(1,098)
Net comprehensive income (loss) attributable to common stockholders	$40,287	$77,568	$82,445	$236,826

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2014 and 2013
(UNAUDITED)
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2014	229,174	$229	$1,150,909	$(29,951)	$(546)	$1,120,641	$—
Issuance of common shares	1,785	2	11,421	—	—	11,423	—
Redemption of common shares	(4,125)	(4)	(20,721)	—	—	(20,725)	—
Distributions declared	—	—	(30,434)	—	—	(30,434)	(148)
Other offering costs, net	—	—	(11)	—	—	(11)	—
Net income (loss)	—	—	—	82,435	—	82,435	148
Foreign currency translation adjustment	—	—	—	—	10	10	—
BALANCE, June 30, 2014	226,834	$227	$1,111,164	$52,484	$(536)	$1,163,339	$—

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2013	231,680	$232	$1,433,567	$(378,017)	$(1,961)	$1,053,821	$—
Issuance of common shares	2,998	3	22,804	—	—	22,807	—
Redemption of common shares	(731)	(1)	(29,481)	—	—	(29,482)	—
Distributions declared	—	—	(231,838)	—	—	(231,838)	(1,098)
Other offering costs, net	—	—	(45)	—	—	(45)	—
Net income (loss)	—	—	—	235,361	—	235,361	1,098
Foreign currency translation adjustment	—	—	—	—	519	519	—
Reclassification of foreign currency translation adjustment to earnings	—	—	—	—	946	946	—
BALANCE, June 30, 2013	233,947	$234	$1,195,007	$(142,656)	$(496)	$1,052,089	$—

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$82,583	$236,459
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	56,840	41,488
(Gain) loss on sale of real estate investments and discontinued operations	(9,499)	(144,094)
Impairment losses	—	3,956
(Gain) loss on sale or dissolution of unconsolidated joint venture	(13,381)	(16,087)
Equity in (earnings) losses of unconsolidated entities, net	(82,242)	(81,424)
Distributions received from unconsolidated entities	82,242	9,390
(Gain) loss on derivative instruments, net	(9,562)	(19,544)
Net change in operating accounts	(8,110)	(58,692)
Net cash from operating activities	98,871	(28,548)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	—	(10,182)
Distributions received from unconsolidated entities in excess of equity in earnings	3,287	2,911
Investments in acquired properties and lease intangibles	(474,912)	—
Capital expenditures at operating properties	(2,855)	(4,608)
Proceeds from sale of real estate investments and unconsolidated joint ventures	74,295	436,814
Change in restricted cash	(406)	761
Net cash from investing activities	(400,591)	425,696
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in security deposits	1,069	191
Redemption of common shares	(23,148)	(5,559)
Payments of offering costs	(20)	(46)
Distributions paid to stockholders and noncontrolling interests	(19,487)	(223,885)
Proceeds from notes payable	795,000	446,000
Payments on notes payable	(492,321)	(605,196)
Additions to deferred financing costs	(3,563)	(3,850)
Net cash from financing activities	257,530	(392,345)
Effect of exchange rate changes on cash	16	(135)
Net change in cash and cash equivalents	(44,174)	4,668
Cash and cash equivalents, beginning of period	133,472	72,230
Cash and cash equivalents, end of period	$89,298	$76,898

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2013 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of June 30, 2014 and the results of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Public Offering

Hines REIT has raised approximately $2.7 billion through public offerings of its common stock, including shares of its common stock offered pursuant to its dividend reinvestment plan, since Hines REIT commenced its initial public offering in June 2004.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s new $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through June 30, 2014, Hines REIT received gross offering proceeds of $172.4 million from the sale of 21.5 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of June 30, 2014 and December 31, 2013, Hines REIT owned a 93.2% and 93.8% general partner interest, respectively, in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% limited partnership interest in the Operating Partnership as of both June 30, 2014 and December 31, 2013. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”), owned a 6.3% and 5.7% profits interest (the “Participation Interest”) in the Operating Partnership as of June 30, 2014 and December 31, 2013, respectively.

Investment Property

As of June 30, 2014, the Company owned direct and indirect investments in 36 properties. These properties consisted of 27 U.S. office properties, one industrial property in Dallas, Texas and a portfolio of eight grocery-anchored shopping centers located in four states primarily in the southeastern United States. See below for additional information regarding the Grocery-Anchored Portfolio.

The Company makes investments directly through entities that are wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 28.8% non-managing general partner interest as of both June 30, 2014 and December 31, 2013. The Company accounts for its investment in the Core Fund using the equity method of accounting.

In January 2014, the Company dissolved its joint venture with Weingarten Realty Investors (“Weingarten”), through which the Company and Weingarten held a portfolio of 12 grocery-anchored shopping centers (the “Grocery-Anchored Portfolio”). As a result of the dissolution of the joint venture, eight of the Grocery-Anchored Portfolio properties were distributed to the Company and the remaining four Grocery-Anchored Portfolio properties were distributed to Weingarten and an additional $0.4 million in cash was paid to the Company by Weingarten (“Grocery-Anchored Portfolio Transaction”). As of January 1, 2014, the Company has consolidated the eight properties that it received as a result of the Grocery-Anchored Portfolio Transaction. As of December 31, 2013, the Company owned a 70% interest in the Grocery-Anchored Portfolio, which was previously accounted for as an equity method investment. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Grocery-Anchored Portfolio Transaction.

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

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investment in the Core Fund for the three and six months ended June 30, 2014 and 2013. Further, no impairment was recorded related to the Company’s investment in the Grocery-Anchored Portfolio for the three and six months ended June 30, 2013. The Company dissolved its joint venture with Weingarten in January 2014. See Note 1 — Organization — Investment Property for additional information regarding the Grocery-Anchored Portfolio Transaction. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s remaining investment in the Core Fund, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil, although the Company no longer owned any operating investments outside the United States as of June 30, 2014. Upon the January 2013 disposal of the Company’s investment in Distribution Park Rio, a property in Brazil that the Company owned indirectly, the Company realized a loss of $0.9 million related to the currency translation adjustment as a result of the disposal.  Accumulated other comprehensive income (loss) as of June 30, 2014 is related to the remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

Impairment of Investment Property

Real estate assets are reviewed for impairment in each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than the carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.  See Note 14 — Fair Value Disclosures for additional information regarding the Company’s policy for determining fair values of its investment property. No impairment charges were recorded for the three and six months ended June 30, 2014 on the Company’s directly-owned and indirectly-owned properties.

During the three months ended June 30, 2013, the Company recorded an impairment loss of $2.4 million related to its directly-owned investment property located in El Segundo, California as a result of the contract sales price of the investment being less than its carrying value. This amount is included in income (loss) from discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss). Additionally, the Company recorded an impairment loss of $1.6 million related to its directly-owned investment property located in Minneapolis, Minnesota as a result of the projected undiscounted cash flows for the property being less than its carrying value. This amount is included in income (loss) from continuing operations in the condensed consolidated statements of operations and comprehensive income (loss). See Note 14 — Fair Value Disclosures for additional information.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $4.9 million and $4.6 million at June 30, 2014 and December 31, 2013, respectively.

Deferred Leasing Costs

Tenant inducement amortization was $3.7 million and $4.1 million for the three months ended June 30, 2014 and 2013, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $1.3 million and $1.6 million as amortization expense related to other direct leasing costs for the three months ended June 30, 2014 and 2013, respectively.

Tenant inducement amortization was $7.6 million and $8.5 million for the six months ended June 30, 2014 and 2013, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $2.7 million and $3.3 million as amortization expense related to other direct leasing costs for the six months ended June 30, 2014 and 2013, respectively.

Other Assets

Other assets included the following (in thousands):

	June 30, 2014	December 31, 2013
Deposit on investment property (1)	$—	$30,000
Prepaid insurance	1,150	686
Prepaid/deferred taxes	517	517
Other	1,524	769
Total	$3,191	$31,972

(1)	In December 2013, the Company funded a $30.0 million deposit related to its acquisition of the Howard Hughes Center, which the Company acquired in January 2014.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of June 30, 2014 and December 31, 2013, the Company recorded liabilities of $8.4 million and $6.2 million, respectively, related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $41.9 million and $40.9 million as of June 30, 2014 and December 31, 2013, respectively.

Redemption of Common Stock

The Company’s share redemption program generally limits the funds available for redemption to the amount of proceeds received from the Company’s dividend reinvestment plan in the prior quarter. The board of directors determined to waive this limitation of the share redemption program and fully honor all eligible requests received for the six months ended June 30, 2014 totaling $20.7 million, which amount was in excess of the $11.4 million received from the issuance of shares pursuant to the dividend reinvestment plan in the prior quarters.

The Company has recorded liabilities of $10.5 million and $12.9 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively, related to shares that were tendered for redemption and approved by the board of directors but were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity based on a redemption price of $5.45 per share for ordinary share redemption requests and $6.40 per share for redemption requests in connection with the death or disability of a stockholder, which prices were determined in connection with the board of directors’ determination of a new net asset value per share in November 2013.

Reclassifications

The Company sold Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings during 2013 and reclassified the results of operations for these properties into discontinued operations in the condensed consolidated statements of operations for all periods presented. See Note 5 — Discontinued Operations for additional information.

In connection with recent amendments to the Codification regarding discontinued operations, the Company reclassified “Gain (loss) on sale of real estate investments” to be included in income (loss) from continuing operations in its condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013. Additionally, the Company reclassified “Gain (loss) on sale or dissolution of unconsolidated joint venture” and “Equity in earnings (losses) of unconsolidated entities, net” to be included in Income (loss) from continuing operations before benefit (provision) of income taxes to simplify the presentation of the Company’s results of operations. These reclasses did not impact previously reported net income.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In April 2014, FASB issued amendments to the Codification to provide guidance on reporting discontinued operations. These amendments raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and early adoption is permitted.  The Company elected to adopt these amendments, effective January 1, 2014. As a result, the Company did not report any sales of real estate investment property in discontinued operations for the six months ended June 30, 2014 since the Company concluded that these sales do not represent a “strategic shift” in the Company’s operations. See Note 3 — Real Estate Investments for additional information regarding the sale of the Minneapolis Office/Flex Portfolio that did not qualify as discontinued operations as of June 30, 2014.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Buildings and improvements	$1,529,999	$1,185,833
Less: accumulated depreciation	(191,583)	(178,720)
Buildings and improvements, net	1,338,416	1,007,113
Land	430,951	249,466
Investment property, net	$1,769,367	$1,256,579

In May 2014, the Company completed the sale of the Minneapolis Office/Flex Portfolio for a contract sales price of $75.5 million. The Company acquired the portfolio in September 2007 for a contract purchase price of $87.0 million. The Company recognized a gain on sale of this asset of $9.5 million, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss).

Lease Intangibles

As of June 30, 2014, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$273,314	$44,236	$63,775
Less: accumulated amortization	(121,463)	(23,496)	(30,739)
Net	$151,851	$20,740	$33,036

As of December 31, 2013, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$163,661	$38,721	$41,824
Less: accumulated amortization	(110,412)	(22,059)	(31,978)
Net	$53,249	$16,662	$9,846

Amortization expense of in-place leases was $13.1 million and $3.9 million for the three months ended June 30, 2014 and 2013, respectively, and amortization of out-of-market leases, net, increased rental revenue by $1.0 million and $0.8 million, respectively. Amortization expense of in-place leases was $26.6 million and $9.2 million for the six months ended June 30, 2014 and 2013, respectively, and amortization of out-of-market leases, net, increased rental revenue by $1.7 million and $1.8 million, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from July 1, 2014 through December 31, 2014 and for each of the years ended December 31, 2015 through 2018 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
July 1, 2014 through December 31, 2014	$24,112	$(1,987)
2015	36,998	(1,264)
2016	26,452	(47)
2017	18,958	681
2018	14,464	343

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of June 30, 2014, the approximate fixed future minimum rentals for the period from July 1, 2014 through December 31, 2014, for each of the years ended December 31, 2015 through 2018 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2014 through December 31, 2014	$85,928
2015	166,416
2016	146,566
2017	126,214
2018	106,778
Thereafter	519,286
Total	$1,151,188

During the six months ended June 30, 2014 and 2013, the Company did not earn more than 10% of its revenue from any individual tenant.

4. Recent Acquisitions of Real Estate

For the six months ended June 30, 2014, the Company acquired the assets and assumed certain liabilities of nine real estate operating properties located in the United States, for an aggregate net purchase price of $688.9 million.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2014 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Discount related to assumed mortgage loan	Total Purchase Price
Grocery-Anchored Portfolio (1)	01/01/2014	$102,506	$63,900	$24,980	$(12,670)	$(500)	$178,216
Howard Hughes Center	01/15/2014	$278,378	$138,820	$101,840	$(8,290)	$—	$510,748

(1)
The Grocery-Anchored Portfolio Transaction, which was a step acquisition, was accounted for as a business combination resulting in the assets acquired and liabilities assumed being recorded at fair value as a result of the step acquisition. Prior to the acquisition, the joint venture with Weingarten was considered a variable interest entity and was accounted for under the equity method of accounting, since the Company did not have the ability to direct the significant activities that affect the economic performance of the joint venture. The Company received $0.4 million in cash as a result of the step acquisition and determined that the fair value of the Company’s previously held interest was $167.2 million. The fair value of the Company’s equity interest was estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurement is based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with the Company’s fair value measurements accounting policy. Key assumptions include: third-party broker valuation estimates; discount rates ranging from 6.5% to 9.0%; a terminal capitalization rate for similar properties; and factors that the Company believes market participants would consider in estimating fair value. In addition, the Company recognized a $13.2 million gain, which represented the difference between the book value and the fair value of the Company’s previously held equity method investment in the joint venture with Weingarten and has been included in the line item, “Gain (loss) on sale or dissolution of unconsolidated joint venture” in the condensed consolidated statements of operations and comprehensive income (loss).

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2014 acquisitions, as of the date of the acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
Grocery-Anchored Portfolio	15.4	7.1	39.3
Howard Hughes Center	4.4	4.7	6.1

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the six months ended June 30, 2014, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 (in thousands):

2014 Acquisitions		For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Grocery -Anchored Portfolio	Revenue	$4,642	$9,046
	Net income (loss)	$945	$1,771
Howard Hughes Center	Revenue	$11,764	$22,645
	Net income (loss)	$(3,514)	$(6,729)

The following unaudited consolidated information is presented to give effect to the 2014 acquisitions through June 30, 2014 as if the acquisitions occurred on January 1, 2013. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $0.2 million and $1.3 million for the three and six months ended June 30, 2014, respectively and the gain on the dissolution of our joint venture as a result of the Grocery Anchored Portfolio Transaction was $1.9 million and $13.2 million for the three and six months ended June 30, 2014 and the gain on the sale of our investment in Distribution Park Rio was $0.1 million and $16.1 million for the three and six months ended June 30, 2013, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Pro Forma 2014	Pro Forma 2013	Pro Forma 2014	Pro Forma 2013
Revenue	$58,837	$59,186	$120,939	$118,307
Net income (loss) from continuing operations	$38,372	$72,291	$69,788	$59,354
Basic and diluted income (loss) from continuing operations per common share	$0.17	$0.31	$0.31	$0.25

5.  Discontinued Operations

In 2013, the Company sold Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings. The operating results of these properties have been reclassified and reported as income (loss) from discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss) below. As described in Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements, the Company adopted amendments to the Codification regarding discontinued operations effective January 1, 2014. As a result, none of the Company’s dispositions for the three and six months ended June 30, 2014 were classified as discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Rental revenue	$(15)	$11,491	$(56)	$30,820
Other revenue	39	2,932	17	6,125
Total revenues	24	14,423	(39)	36,945
Expenses:
Property operating expenses	45	3,531	171	9,365
Real property taxes	—	1,706	—	4,203
Property management fees	—	334	(1)	864
Depreciation and amortization	—	3,194	—	7,983
Impairment losses	—	2,405	—	2,405
Total expenses	45	11,170	170	24,820
Income (loss) from discontinued operations before interest income (expense), benefit (provision) for income taxes and gain (loss) on sale of discontinued operations	(21)	3,253	(209)	12,125
Interest expense	—	(2,436)	—	(6,633)
Interest income	5	11	11	20
Benefit (provision) for income taxes	(7)	14	(8)	(38)
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(23)	842	(206)	5,474
Gain (loss) on sale of discontinued operations	—	137	—	144,094
Income (loss) from discontinued operations	$(23)	$979	$(206)	$149,568

The tables below show income (loss) and income (loss) per share attributable to common stockholders allocated between continuing operations and discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Income (loss) from continuing operations attributable to common stockholders	$40,203	$76,748	$82,628	$93,763
Income (loss) from discontinued operations attributable to common stockholders	(22)	929	(193)	141,598
Net income (loss) attributable to common stockholders	$40,181	$77,677	$82,435	$235,361

Basic and diluted income (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$0.18	$0.33	$0.36	$0.40
Income (loss) from discontinued operations	$—	$—	$—	$0.61

6.   Investments in Unconsolidated Entities

As of June 30, 2014 and December 31, 2013, the Company owned indirect investments in 10 and 13 properties, respectively, through its interest in the Core Fund.

As of December 31, 2013, the Company also owned a 70% interest in the Grocery-Anchored Portfolio, which was accounted for as an equity method investment. In January 2014, the Company completed the Grocery-Anchored Portfolio Transaction. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Grocery-Anchored Portfolio Transaction.

During 2013, the amounts on our balance sheet for investments in unconsolidated entities included the Core Fund and the Grocery-Anchored Portfolio, which was dissolved on January 1, 2014. See Note 1 — Organization — Investment Property for additional information regarding the Grocery-Anchored Portfolio Transaction.

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$226,479	$300,888	$393,695	$329,418
Contributions	—	10,182	—	10,182
Distributions declared	(33,549)	(929)	(85,385)	(6,518)
Equity in earnings (losses)	41,297	78,829	82,242	81,424
Effect of sale or dissolution of unconsolidated joint venture	—	—	(156,325)	(25,536)
Ending balance	$234,227	$388,970	$234,227	$388,970

Condensed financial information for the Core Fund is summarized as follows (in thousands):

Condensed Consolidated Balance Sheets for the Core Fund

	June 30, 2014	December 31, 2013

ASSETS
Cash	$210,261	$112,151
Investment property, net	1,863,510	2,042,690
Other assets	455,993	590,610
Total Assets	$2,529,764	$2,745,451

LIABILITIES AND EQUITY
Debt	$1,202,102	$1,327,315
Other liabilities	191,302	260,460
Redeemable noncontrolling interests	257,827	268,871
Equity	878,533	888,805
Total Liabilities and Equity	$2,529,764	$2,745,451

The Core Fund sold three properties during each of the six months ended June 30, 2014 and 2013. The results of operations for all of these properties, except for The KPMG Building and 720 Olive Way, have been reclassified into discontinued operations for all periods presented, which are reflected in the table below. The Core Fund has elected to adopt the amendments to the Codification that provide guidance on reporting discontinued operations early, effective January 1, 2014, and as a result, did not report the sale of The KPMG Building and 720 Olive Way in discontinued operations for the quarter ended June 30, 2014.

Condensed Consolidated Statements of Operations for the Core Fund

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Total revenues	$60,438	$64,650	$123,414	$128,133
Total expenses	62,347	71,761	127,802	137,261
Gain (loss) on sale of real estate investments	182,354	—	182,354	—
Income (loss) from continuing operations	180,445	(7,111)	177,966	(9,128)
Income (loss) from discontinued operations	(58)	728,400	174,098	745,973
Net income (loss)	180,387	721,289	352,064	736,845
Less (income) loss allocated to noncontrolling interests	(35,423)	(430,357)	(66,002)	(436,053)
Net income (loss) attributable to parent	$144,964	$290,932	$286,062	$300,792

The following discusses items of significance for the periods presented for the Company’s equity method investments:

In January 2014, the Core Fund sold 101 Second Street for a contract sales price of $297.5 million. 101 Second Street was acquired in September 2004 for a contract purchase price of $157.0 million. As a result of the sale of 101 Second Street, the Core Fund recognized a gain on sale of $174.4 million. As a result of the sale, the Company recognized a gain of $41.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2014.

In May 2014, the Core Fund sold The KPMG Building for a contract sales price of $274.0 million. The KPMG Bulding was acquired in September 2004 for a contract purchase price of $148.0 million. As a result of the sale of The KPMG Building, the Core Fund recognized a gain on sale of $155.9 million. As a result of the sale, the Company recognized a gain of $37.2 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014.

In June 2014, the Core Fund sold 720 Olive Way for a contract sales price of $101.0 million. 720 Olive Way was acquired in January 2006 for a contract purchase price of $83.7 million. As a result of the sale of 720 Olive Way, the Core Fund recognized a gain on sale of $26.4 million. As a result of the sale, the Company recognized a gain of $5.0 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014.

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

7.  Debt Financing

As of June 30, 2014 and December 31, 2013, the Company had $1.1 billion and $796.9 million of debt outstanding, respectively, with a weighted average years to maturity of 2.9 years and 3.3 years, respectively, and a weighted average interest rate of 4.1% and 5.0%, respectively. The following table includes all of the Company’s outstanding notes payable balances as of June 30, 2014 and December 31, 2013 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate Description	Interest Rate	Principal Outstanding at June 30, 2014	Principal Outstanding at December 31, 2013
SECURED MORTGAGE DEBT
Arapahoe Business Park I	6/11/2015	Fixed	5.33%	$9,195	$9,272
Arapahoe Business Park II	11/11/2015	Fixed	5.53%	9,656	9,744
1515 S. Street	9/1/2016	Fixed	4.25%	38,227	38,741
345 Inverness Drive	12/11/2016	Fixed	5.85%	14,586	14,701
Airport Corporate Center	9/1/2021	Fixed	5.14%	78,057	78,628
JPMorgan Chase Tower	2/1/2016	Variable	2.66%	155,003	156,798
Heritage Station	1/1/2015	Fixed	5.38%	5,432	—
Thompson Bridge Commons	3/1/2018	Fixed	6.02%	5,352	—
HSH POOLED MORTGAGE FACILITY
Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2016	Fixed via swap	5.86%	185,000	185,000
3400 Data Drive, 2100 Powell	1/23/2017	Fixed via swap	5.25%	98,000	98,000
Daytona and Laguna Buildings	5/2/2017	Fixed via swap	5.36%	119,000	119,000
3 Huntington Quadrangle	7/19/2017	Fixed via swap	5.98%	48,000	48,000
5th and Bell	8/14/2017	Fixed via swap	6.03%	39,000	39,000
OTHER NOTES PAYABLE
JPMorgan Acquisition Credit Agreement (1)	N/A	N/A	N/A	—	—
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/1/2017	Variable	1.86%	106,000	—
JPMorgan Chase Revolving Credit Facility - Term Loan	4/1/2018	Variable	1.76%	200,000	—
TOTAL PRINCIPAL OUTSTANDING				1,110,508	796,884
Unamortized Discount (2)				(503)	(1,169)
NOTES PAYABLE				$1,110,005	$795,715

(1)	See the discussion following the heading “JPMorgan Acquisition Credit Agreement” below for additional information regarding the Company's acquisition credit facility.

(2)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

JPMorgan Acquisition Credit Agreement

In January 2014, a subsidiary of the Operating Partnership entered into an acquisition credit agreement (the “JPMorgan Acquisition Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) to establish a $425.0 million unsecured term loan facility (the “Acquisition Credit Facility”). In connection with the acquisition of the Howard Hughes Center in January 2014, the Company borrowed the full capacity under the Acquisition Credit Facility. The Acquisition Credit Facility had a maturity date of May 15, 2014 with two 30-day extension options. Additionally, in connection with this financing, the Advisor agreed to waive the entire $4.3 million debt financing fee that otherwise would be payable to the Advisor pursuant to the Advisory Agreement.

In April 2014, a subsidiary of the Company entered into a credit agreement (the “Credit Agreement”) with Chase, as Administrative Agent for itself and various lenders named in the Credit Agreement. The Credit Agreement provides for borrowings up to $225.0 million under a revolving credit facility (the “Revolving Loan Commitment”) and up to $200.0 million under a term loan (the “Term Loan Commitment”), which the Company refers to collectively as the “Revolving Credit Facility”. Upon entry into the Credit Agreement in April 2014, the Company borrowed $170.0 million under the Revolving Loan Commitment and $200.0 million under the Term Loan Commitment to repay $370.0 million in loans outstanding under the JPMorgan Acquisition Credit Agreement. The Company also made an additional payment of $10.0 million in April 2014 on the JPMorgan Acquisition Credit Agreement so that the entire $380.0 million in loans outstanding under the agreement as of March 31, 2014 was repaid. The Revolving Loan Commitment has a maturity date of April 1, 2017, subject to a one-year extension at the option of the Company. The Term Loan Commitment has a maturity date of April 1, 2018. The Revolving Loan Commitment had an all-in interest rate of 1.86% on the date of the borrowing and the Term Loan Commitment had an all-in interest rate of 1.76% on the date of the borrowing. In connection with this financing, the Company's Advisor agreed to waive the entire $4.3 million debt financing fee otherwise payable to the Advisor pursuant to the Advisory Agreement.

The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from July 1, 2014 through December 31, 2014, for each of the years ended December 31, 2015 through December 31, 2018 and for the period thereafter (in thousands):

	Principal Payments due by Period
	July 1, 2014 through December 31, 2014	2015	2016	2017	2018	Thereafter
Notes payable	$1,495	$26,851	$392,403	$411,642	$205,790	$72,327

The Company is not aware of any instances of noncompliance with financial covenants as of June 30, 2014.

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

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Liabilities-Interest Rate Swap Contracts” on the Company’s condensed consolidated balance sheets, as of June 30, 2014 and December 31, 2013 (in thousands):

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	June 30, 2014	December 31, 2013
Interest rate swap contracts	$58,089	$67,652
Total derivatives	$58,089	$67,652

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain (loss) on interest rate swap, net	$3,821	$13,258	$9,562	$19,544
Total	$3,821	$13,258	$9,562	$19,544

9.  Distributions

With the authorization of its board of directors, the Company declared distributions in the amount of $0.00138082 per share, per day for the period from July 2010 through March 2013, and $0.00041425 of such per share, per day distributions for the period from July 2011 through March 2013 were designated by the Company as special distributions, which represent a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in the Company. The special distributions were funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to the Company’s stockholders.

On March 25, 2013, the Company declared a distribution of approximately $198.0 million, resulting in a distribution to stockholders of $0.80 per share that was paid during the three months ended June 30, 2013 to all stockholders of record as of April 2, 2013, which is reflected in the table below. This distribution was designated by the Company as a special distribution, which was a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in the Company. The special distribution represents a portion of the proceeds from the sale of Williams Tower and other strategic asset sales. The special distribution was not subject to reinvestment pursuant to the Company’s dividend reinvestment plan and was paid in cash. In the aggregate, the Company has declared special distributions totaling $1.01 per share.

Further, with the authorization of its board of directors, the Company declared distributions for the period from April 2013 through August 2014. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in the Company's dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2014 and 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2014 (1)
June 30, 2014	$9,659	$5,610	$15,269		$74
March 31, 2014	9,552	5,613	15,165		74
Total	$19,211	$11,223	$30,434		$148

2013 (1)
December 31, 2013	$9,786	$5,811	$15,597		$75
September 30, 2013	9,769	5,902	15,671		75
June 30, 2013	9,829	5,913	15,742		960
March 31, 2013	214,893	11,175	226,068	(2)	138
Total	$244,277	$28,801	$273,078		$1,248

(1)
Except as noted below, excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 10 — Related Party Transactions). The amount of distributions declared with respect to the Participation Interest for the quarters ended June 30, 2014 and March 31, 2014 were $1.0 million and $1.0 million, respectively. The distributions declared with respect to the Participation Interest for the quarters ended December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013 were $0.9 million, $0.9 million, $0.9 million and $1.5 million, respectively. Included in the $226.1 million amount declared for the three months ended March 31, 2013 in the above table is the $10.0 million special distribution declared in March 2013 to the Participation Interest.

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

10.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Securities, Inc. for the three and six months ended June 30, 2014 and 2013 and outstanding as of June 30, 2014 and December 31, 2013 (all amounts are in thousands).

	Incurred				Unpaid as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Type and Recipient	2014	2013	2014	2013	2014	2013
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$4,991	$4,645	$11,008	$9,329	$100,486	$91,376

Due to Affiliates
Acquisition Fee – the Advisor (2)	—	—	1,012	—	—	—
Asset Management Fee – the Advisor	3,697	3,617	7,403	7,391	1,229	1,185
Debt Financing Fee – the Advisor (3)	—	—	—	3,600	—	—
Other – the Advisor	1,186	961	1,993	1,794	357	767
Property Management Fee – Hines	1,326	1,342	2,727	2,868	68	(16)
Leasing Fee – Hines	845	99	869	1,533	2,278	1,535
Tenant Construction Management Fees – Hines	18	109	22	126	30	1
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	3,647	3,573	7,651	7,774	1,177	214
Due to Affiliates					$5,139	$3,686

(1)
The Company recorded a liability related to the Participation Interest based on its estimated settlement value in the accompanying condensed consolidated balance sheets. This liability is remeasured at fair value based on the related redemption price in place as of the date of each balance sheet plus any unpaid distributions. As described previously in Note 9 — Distributions, the Company declared an $0.80 special distribution (or $10.0 million, in total, to the Participation Interest) to all stockholders of the Company in March 2013, which represented a reduction in the Participation Interest liability to reflect a return of capital for the period ending March 31, 2013.

(2)
In connection with the acquisition of the Howard Hughes Center, the Company was obligated to pay approximately $5.0 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, the holder of the Participation Interest, agreed to waive $1.5 million of the cash acquisition fee and the entire $2.5 million acquisition fee payable related to the Participation Interest, respectively.

(3)
In connection with the financing pursuant to the JPMorgan Acquisition Credit Agreement, the Advisor agreed to waive the entire $4.3 million debt financing fee that otherwise would be payable to the Advisor. Additionally, in connection with the financing pursuant to the JPMorgan Credit Agreement, the Advisor agreed to waive the entire $4.3 million debt financing fee otherwise payable to the Advisor pursuant to the Advisory Agreement. See Note 7 — Debt Financing for additional information on the debt financing fee waived.

11. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Change in other assets	$(1,219)	$(947)
Change in tenant and other receivables	(5,639)	(1,857)
Change in deferred leasing costs	(21,667)	(20,227)
Change in accounts payable and accrued expenses	9,732	(25,165)
Change in participation interest liability	9,110	(3,621)
Change in other liabilities	143	(4,392)
Change in due to affiliates	1,430	(2,483)
Changes in assets and liabilities	$(8,110)	$(58,692)

12. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$21,945	$29,570
Cash paid for income taxes	$264	$553
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$15,344	$15,817
Distributions reinvested	$11,424	$22,806
Shares tendered for redemption	$10,505	$26,510
Assumption of mortgages upon dissolution of joint venture	$10,947	$—
Noncash net assets acquired upon acquisition of property	$172,244	$—

13.  Commitments and Contingencies

On May 15, 2014, Norton Rose Fulbright LLP signed a lease renewal for its space in JPMorgan Chase Tower located in Dallas, Texas.  In connection with this renewal, the Company committed to fund $14.2 million of tenant improvements and leasing commissions related to its space, to be paid in future periods.  As of June 30, 2014, $13.0 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The credit agreement for the HSH Nordbank pooled mortgage facility requires that the properties financed by this facility maintain a combined occupancy at or above 85%. As of June 30, 2014, certain properties caused the Company to fail to meet this occupancy requirement. As a result, the facility’s limited payment guaranty to which the Company is a party has been triggered, requiring the Company to commit to fund a property leasing guaranty in an amount that would be required to increase the occupancy of properties financed by this facility to 90%. As of June 30, 2014, the Company believes the amount of this potential guaranty obligation is $14.1 million. This guaranty will be discharged once the portfolio of properties financed by this facility achieves a combined occupancy greater than or equal to 85% or once all outstanding payments of interest and principal are paid in full. No liability was recorded in relation to this guaranty, as the Company believes the probability of the Company being required to perform under this guaranty is remote.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying condensed consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014	$58,089	$—	$58,089	$—
December 31, 2013	$67,652	$—	$67,652	$—

Financial Instruments Fair Value Disclosures

Other Financial Instruments

As of June 30, 2014, management estimated that the fair value of notes payable, which had a carrying value of $1.1 billion, was $1.1 billion. As of December 31, 2013, management estimated that the fair value of notes payable, which had a carrying value of $795.7 million, was $794.1 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, however the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

 Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The fair value methodologies used to measure long-lived assets are described in Note 2 — Summary of Significant Accounting Policies — Impairment of Investment Property. The inputs associated with the valuation of long-lived assets are generally included in Level 2 or Level 3 of the fair value hierarchy, as discussed below. There were no events during the six months ended June 30, 2014 which indicated that fair value adjustments of our long-lived assets were necessary.

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment charges were recorded for the three and six months ended June 30, 2014 on our directly-owned properties.

During the three months ended June 30, 2013, the Company determined that its directly-owned investment property located in El Segundo, California was impaired as a result of the contract sales price of the investment being less than its carrying value. Further, during the three months ended June 30, 2013, the Company determined that an additional investment property located in Minneapolis, Minnesota was impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for this asset. This resulted in the net book value exceeding the projected undiscounted cash flows for this property. As a result, this asset was written down to fair value.

These changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for these investments. As a result, these assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, as of December 31, 2013 (in thousands):

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

15.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has three reportable segments: (1) office properties, (2) a domestic industrial property and (3) domestic retail properties. The office properties segment consists of 17 office properties that the Company owns directly as well as 10 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial property segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of the 8 grocery-anchored shopping centers in the Grocery-Anchored Portfolio.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue
Office properties	$53,406	$41,472	$108,284	$83,042
Domestic industrial property	789	752	1,563	1,528
Domestic retail properties	4,642	—	9,046	—
Total revenue	$58,837	$42,224	$118,893	$84,570

Net property revenues in excess of expenses(1)
Office properties	$28,235	$20,459	$57,783	$41,441
Domestic industrial property	449	527	921	1,051
Domestic retail properties	3,230	—	6,512	—
Total segment net property revenues in excess of expenses	$31,914	$20,986	$65,216	$42,492

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of domestic office properties	$41,297	$78,643	$82,242	$81,195
Equity in earnings (losses) of domestic retail properties	—	186	—	181
Equity in earnings (losses) of international industrial property	—	—	—	48
Total equity in earnings (losses) of unconsolidated entities	$41,297	$78,829	$82,242	$81,424

(1)	Revenues less property operating expenses, real property taxes and property management fees.

Total assets	June 30, 2014		December 31, 2013
Office properties	$1,923,058		$1,489,901
Domestic industrial property	36,009		36,504
Domestic retail properties	196,055		—
Investment in unconsolidated entities
Office properties	234,227		237,110
Domestic retail properties	—		156,585
Corporate-level accounts	185,989	(1)	262,623	(2)
Total assets	$2,575,338		$2,182,723

(1)	This amount primarily consists of cash and cash equivalents at the corporate level, including the cash collateral deposit related to the letter of credit with the Bank of Montreal.

(2)
This amount primarily consists of cash and cash equivalents at the corporate level, including proceeds from the sale of the Company’s directly and indirectly-owned investments, proceeds from the Core Fund distribution the Company received in August 2013, and the cash collateral deposit related to the letter of credit with the Bank of Montreal.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation to net income (loss)
Total segment net property revenues in excess of expenses	$31,914	$20,986	$65,216	$42,492
Depreciation and amortization	(24,387)	(12,288)	(49,112)	(25,334)
Acquisition related expenses	(163)	—	(269)	—
Asset management and acquisition fees	(8,688)	(8,262)	(19,423)	(16,720)
General and administrative	(1,690)	(1,909)	(3,647)	(3,579)
Impairment losses	—	(1,551)	—	(1,551)
Gain (loss) on derivative instruments, net	3,821	13,258	9,562	19,544
Gain (loss) on sale or dissolution of unconsolidated joint venture	2,070	122	13,381	16,087
Equity in earnings (losses) of unconsolidated entities, net	41,297	78,829	82,242	81,424
Gain (loss) on sale of real estate investments	8,485	—	9,499	—
Interest expense	(12,505)	(11,652)	(24,881)	(25,712)
Interest income	201	196	386	378
Benefit (provision) for income taxes	(76)	(71)	(165)	(138)
Income (loss) from discontinued operations, net of taxes	(23)	979	(206)	149,568
Net income (loss)	$40,256	$78,637	$82,583	$236,459

16. Subsequent Events

Airport Corporate Center

In July 2014, the Company entered into a contract to sell Airport Corporate Center, a portfolio of properties located in the Miami Airport submarket of Miami, Florida. Airport Corporate Center consists of 11 buildings and a 5.46-acre land development site. The net contract sales price for Airport Corporate Center is expected to be approximately $132.3 million, exclusive of transaction costs and closing prorations. The Company originally acquired its interest in Airport Corporate Center in January 2006 for $156.8 million. The Company expects the closing of this sale to occur in September 2014.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of June 30, 2014, we had direct and indirect interests in 36 properties. These properties consist of 27 office properties located throughout the United States, one industrial property in Dallas, Texas and a portfolio of eight grocery-anchored shopping centers located in four states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”). In total, we acquired interests in 64 properties since our inception and have sold our interests in 28 of those properties as of August 12, 2014.

The following table provides summary information regarding the properties in which we owned interests as of June 30, 2014. All assets which are 100% owned by us are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership(1)
Directly-owned Properties
Office Properties
321 North Clark	Chicago, Illinois	04/2006	889,744	86%	100%
Citymark	Dallas, Texas	08/2005	218,926	68%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	85%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,253,615	78%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	95%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	89%	100%
2100 Powell	Emeryville, California	12/2006	345,892	75%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,912	95%	100%
Airport Corporate Center (2)	Miami, Florida	01/2006	1,018,428	82%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	97%	100%
1515 S Street	Sacramento, California	11/2005	399,636	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	254,145	97%	100%
Seattle Design Center	Seattle, Washington	06/2007	390,684	65%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	100%	100%
Howard Hughes Center	Los Angeles, California	01/2014	1,355,641	85%	100%
Total for Office Properties			9,317,208	87%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	102,864	95%	100%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	97%	100%
Champions Village	Houston, Texas	11/2008	392,780	91%	100%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	93%	100%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	100%	100%
Shoppes at Parkland	Parkland, Florida	03/2009	145,720	94%	100%
Oak Park Village	San Antonio, Texas	11/2008	64,287	95%	100%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	96%	100%
Total for Grocery-Anchored Portfolio			1,038,835	94%
Total for Directly-owned Properties			10,356,043	87%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Effective Ownership(1)
Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	81%		24%
The Carillon Building	Charlotte, North Carolina	07/2007	474,005	75%		24%
Charlotte Plaza	Charlotte, North Carolina	06/2007	630,290	94%		24%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	94%		12%
333 West Wacker	Chicago, Illinois	04/2006	857,948	85%		19%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	67%		24%
Riverfront Plaza	Richmond, Virginia	11/2006	951,616	80%		24%
Wells Fargo Center	Sacramento, California	05/2007	507,138	82%		19%
525 B Street	San Diego, California	08/2005	449,180	79%		24%
Warner Center	Woodland Hills, California	10/2006	808,274	93%		19%
Total for Core Fund Properties			8,118,025	84%
Total for All Properties			18,474,068	86%	(3)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On June 30, 2014, Hines REIT owned a 93.2% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 6.8% interest in the Operating Partnership. In addition, the Company owned an approximate 28.8% non-managing general partner interest in the Core Fund as of June 30, 2014. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 42.2% to 82.8%.

(2)
In July 2014, we entered into a contract to sell Airport Corporate Center. The contract sales price for Airport Corporate Center is expected to be approximately $132.3 million, exclusive of transaction costs and closing prorations. We originally acquired our interest in Airport Corporate Center in January 2006 for $156.8 million. We expect the closing of this sale to occur in September 2014.

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

Since the conclusion of our third public offering, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders.  In doing this, we have elected to make strategic dispositions, as discussed above, which have provided us with additional liquidity.  We have used and intend to continue using these sale proceeds for strategic acquisitions, capital expenditure and leasing capital needs, to reduce our leverage in the portfolio, to make additional special distributions or for other purposes. For example, in January 2014, we acquired the Howard Hughes Center, a complex of five Class A office buildings in Los Angeles, for $510.7 million. The addition of this prime property located in a desirable west-coast, gateway city helps bolster our portfolio’s collection of high-quality, core office properties located on the West Coast. This acquisition represents another step in repositioning our portfolio for a potential liquidity event in the future. With the acquisition of the Howard Hughes Center and the effect of the Grocery-Anchored Portfolio Transaction, our portfolio is now geographically located 49% in the West, 17% in the Midwest, 8% in the East and 26% in the South.

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

In May 2014, we completed the sale of the Minneapolis Office/Flex Portfolio for a contract sales price of $75.5 million. We acquired the portfolio in September 2007 for a contract purchase price of $87.0 million. In the aggregate, we received net proceeds of $71.6 million from the sale of the portfolio.

In May 2014, the Core Fund sold The KPMG Building for a contract sales price of $274.0 million. The Core Fund acquired the property in September 2004 for a contract purchase price of $148.0 million. The Core Fund received net proceeds of $179.7 million from this sale.

In June 2014, the Core Fund sold 720 Olive Way for a contract sales price of $101.0 million. The Core Fund acquired the property in January 2006 for a contract purchase price of $83.7 million. The Core Fund received net proceeds of $52.4 million from this sale.

Our portfolio was 87% and 85% leased as of June 30, 2014 and December 31, 2013, respectively. Our management closely monitors the portfolio’s lease expirations, which for the period from July 1, 2014 through December 31, 2014, and for each of the years ended December 31, 2015 through December 31, 2018, are expected to approximate 3.8%, 9.0%, 6.5%, 10.0% and 13.5%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to lease our properties to a diverse tenant base over a variety of industries, our portfolio is approximately 18% leased to approximately 103 companies in the legal industry and approximately 13% leased to over 120 companies in the financial and insurance industries.

Further, with the authorization of our board of directors, we declared distributions for January 2014 through August 2014. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan.

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

Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements are for property-level operating expenses, capital improvements and leasing costs, strategic investments in real property, debt service, corporate-level general and administrative expenses, distributions and redemptions. We have four primary sources of capital for meeting our cash requirements:

•	proceeds from our dividend reinvestment plan;

•	debt financings, including secured or unsecured facilities;

•	proceeds from the sale of our properties, including those owned by the Core Fund; and

•	cash flow generated by our real estate investments and operations.

We are focused on maintaining a strong cash position and managing our capital needs.  Historically, our liquidity needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities.  However, due to our ability to execute on several strategic asset sales, an increasing portion of our liquidity needs were met and will continue to be met through the sale of our investment properties. If we continue to sell significant assets and do not reinvest the proceeds in additional investments, it will reduce the cash flow generated by our properties and may adversely impact our ability to pay regular distributions to our stockholders at the current distribution rate. Below is a list of properties acquired and sold by us and the Core Fund during the six months ended June 30, 2014:

Hines REIT Acquisitions and Asset Sales

•
Howard Hughes Center - In January 2014, we acquired the Howard Hughes Center, a portfolio of five Class A office buildings and an athletic club located in Los Angeles, California, for a net purchase price of $510.7 million.

•
Grocery-Anchored Portfolio - In January 2014, we dissolved our joint venture with Weingarten. As a result of the Grocery-Anchored Portfolio Transaction, eight of the twelve Grocery-Anchored Portfolio properties were distributed to us and Weingarten paid us $0.4 million in cash.

•
Minneapolis Office/Flex Portfolio - In May 2014, we completed the sale of the Minneapolis Office/Flex Portfolio, a portfolio of nine office/flex buildings located in the southwest and midway submarkets of Minneapolis, Minnesota. In the aggregate, we received net proceeds of $71.6 million from the sale of the portfolio.

Core Fund Asset Sales

•
101 Second Street - In January 2014, the Core Fund sold 101 Second Street, an office building located in San Francisco, California. The Core Fund received net proceeds of $211.7 million from this sale. At the date of disposition, we owned a 24% effective interest in 101 Second Street.

•
The KPMG Building - In May 2014, the Core Fund sold The KPMG Building, an office building located in San Francisco, California. The Core Fund received net proceeds of $179.7 million from this sale. At the date of disposition, we owned a 24% effective interest in The KPMG Building.

•
720 Olive Way - In June 2014, the Core Fund sold 720 Olive Way, an office building located in Seattle, Washington. The Core Fund received net proceeds of $52.4 million from this sale. At the date of disposition, we owned a 19% effective interest in 720 Olive Way.

Mortgage Financing

Our portfolio was 46% leveraged as of June 30, 2014, with 66% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was 42% leveraged as of December 31, 2013, with 86% of our debt in the form of fixed-rate mortgage loans. This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro-rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

See “— Cash Flows from Financing Activities — Debt Financings” for additional information regarding our financing activity during the six months ended June 30, 2014.

Cash Flows from Operating Activities

Net cash provided by operating activities was $98.9 million for the six months ended June 30, 2014 compared to net cash used in operating activities of $28.5 million for the six months ended June 30, 2013. This increase is primarily due to distributions received from the Core Fund resulting from its recent property sales as well as the acquisitions of Howard Hughes Center and the Grocery-Anchored Portfolio Transaction during 2014.

Cash Flows from Investing Activities

Net cash used in investing activities was $400.6 million for the six months ended June 30, 2014 compared to net cash provided by investing activities of $425.7 million for the six months ended June 30, 2013. The factors that contributed to the change between the two periods are summarized below.

2014

•	We had cash outflows related to our acquisition of the Howard Hughes Center in January 2014 of $474.9 million.

•	We received proceeds of $64.1 million from sale of the Minneapolis Office/Flex Portfolio in May 2014.

•
We received distributions from the Core Fund totaling $85.3 million, of which $3.0 million was included in cash flows from investing activities, as they exceeded our equity in earnings of the joint venture.

2013

•	In April 2013, we contributed $10.2 million to our joint venture with Weingarten in order for the joint venture to retire a loan at one of its properties without a prepayment penalty.

•	In March 2013, we received proceeds of $393.4 million from the sale of Williams Tower before retiring a related $165.0 million mortgage loan.

•	In January 2013, we received net proceeds of $43.3 million from the sale of our 50% interest in Distribution Park Rio.

•	We had cash outflows related to investments in property of $4.6 million, primarily as a result of capital expenditures at our properties.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 increased by $649.9 million as compared with prior year. This increase is primarily due to the following, each of which is discussed further below:

•	Distributions paid to stockholders were $204.4 million less in 2014 due to a special distribution paid in April 2013.

•	Net proceeds from debt were $461.9 million higher in 2014.

•	Redemptions were $17.6 million higher in 2014.

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

With respect to the $0.00138082 per share, per day distributions declared for the period ended March 31, 2013, presented below, $0.00041425 of the per share, per day distributions were designated by us as special distributions, which represent a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in us. The special distributions were funded with a portion of the proceeds from sales of investment property. The above designation of a portion of the distributions as special distributions does not impact the tax treatment of the distributions to our stockholders.

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

Further, with the authorization of our board of directors, we declared distributions for the period from April 2013 through August 2014. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2014 and 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2014 (1)
June 30, 2014	$9,659	$5,610	$15,269		$74
March 31, 2014	9,552	5,613	15,165		74
Total	$19,211	$11,223	$30,434		$148

2013 (1)
December 31, 2013	$9,786	$5,811	$15,597		$75
September 30, 2013	9,769	5,902	15,671		75
June 30, 2013	9,829	5,913	15,742		960
March 31, 2013	214,893	11,175	226,068	(2)	138
Total	$244,277	$28,801	$273,078		$1,248

(1)
Except as noted below, excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 10 — Related Party Transactions). The amount of distributions declared with respect to the Participation Interest for the quarters ended June 30, 2014 and March 31, 2014 were $1.0 million and $1.0 million, respectively. The distributions declared with respect to the Participation Interest for the quarters ended December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013 were $0.9 million, $0.9 million, $0.9 million and $1.5 million, respectively. Included in the $226.1 million amount declared for the three months ended March 31, 2013 in the above table is the $10.0 million special distribution declared in March 2013 to the Participation Interest.

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

For the six months ended June 30, 2014, we funded our cash distributions with cash flows from operating activities (100%). For the six months ended June 30, 2013, we funded our distributions with distributions received from our unconsolidated investments (3%) and proceeds from the sales of our real estate investments (97%).

Redemptions

During the six months ended June 30, 2014 and 2013, we funded redemptions of $23.1 million and $5.6 million, respectively, pursuant to the terms of our share redemption program. On March 25, 2013, our board of directors amended and restated our share redemption program to reinstate the program, effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. Generally, funds available for redemption are limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter.  However, our board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. Our board of directors determined to waive this limitation on the share redemption plan and fully honor all eligible requests received for the six months ended June 30, 2014, which were in excess of the $11.4 million received from our dividend reinvestment plan in the prior quarters.

Debt Financings

We use debt financing from time to time for investments in real property, property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.  As of June 30, 2014, our portfolio was approximately 46% leveraged compared to 42% as of December 31, 2013.  This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro-rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.  Additionally, as of June 30, 2014 and December 31, 2013, our debt financing had a weighted average interest rate of 4.1% and 5.0%, respectively (including the effect of interest rate swaps).

The following list summarizes our debt financings for the six months ended June 30, 2014 and 2013:

2014

•
We received proceeds of $425.0 million related to our acquisition credit agreement (the “JPMorgan Acquisition Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) upon acquisition of the Howard Hughes Center and we made a payment of $45.0 million related to this agreement.

•
We received proceeds of $170.0 million under the Revolving Loan Commitment and $200.0 million under the Term Loan Commitment to repay $370.0 million in loans outstanding under the JPMorgan Acquisition Credit Agreement. We made a payment of $64.0 million in May 2014 under the Revolving Loan Commitment.

•
We also made an additional payment of $10.0 million in April 2014 on the JPMorgan Acquisition Credit Agreement so that the entire $380.0 million in loans outstanding under the agreement as of March 31, 2014 was repaid.

•	We made payments of $3.6 million for financing costs related to our loans.

2013

•	We made payments of $570.5 million related to our loans secured by One Wilshire, Williams Tower, JPMorgan Chase Tower, Minneapolis Office/Flex Portfolio and 2555 Grand.

•	We received proceeds of $360.0 million related to the refinancing of the One Wilshire and JPMorgan Chase Tower secured mortgages and the $86.0 million bridge loan from Chase.

•
We made payments of $32.0 million related to borrowings under our revolving credit facility with KeyBank. Our revolving credit facility with KeyBank expired in February 2013 and we elected not to renew or replace the facility.

•	We made payments of $3.9 million for financing costs related to our loans.

Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

As of June 30, 2014, we owned 26 properties directly that were 87% leased compared to 20 properties that were 84% leased as of June 30, 2013. Our same-store properties were 87% and 83% leased as of June 30, 2014 and 2013, respectively. The table below includes revenues and expenses of our directly-owned properties for the three and six months ended June 30, 2014 and 2013. Disposed properties includes the results of operations of properties that were sold, but whose results were not classified as discontinued operations. See “Discontinued Operations” below for additional information regarding our property dispositions (all amounts in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2014	2013	$	%
Property revenues:
Same-store properties	$41,702	$40,152	$1,550	3.9%
Recent acquisitions	$16,406	$—	$16,406	—%
Disposed properties	$729	$2,072	$(1,343)	(64.8)%
Total property revenues	$58,837	$42,224	$16,613	39.3%
Property expenses: (1)
Same-store properties	$20,447	$20,069	$378	1.9%
Recent acquisitions	$6,111	$—	$6,111	—%
Disposed properties	$365	$1,169	$(804)	(68.8)%
Total property expenses	$26,923	$21,238	$5,685	26.8%
Property revenues in excess of expenses
Same-store properties	$21,255	$20,083	$1,172	5.8%
Recent acquisitions	$10,295	$—	$10,295	—%
Disposed properties	$364	$903	$(539)	(59.7)%
Total property revenues in excess of expenses	$31,914	$20,986	$10,928	52.1%

Other
Depreciation and amortization	$24,387	$12,288	$12,099	98.5%
Impairment losses	$—	$1,551	$(1,551)	—%
Gain (loss) on sale or dissolution of unconsolidated joint venture	$2,070	$122	$1,948	1,596.7%
Interest expense	$12,505	$11,652	$853	7.3%

	Six Months Ended June 30,		Change
	2014	2013	$	%
Property revenues:
Same-store properties	$84,418	$80,486	$3,932	4.9%
Recent acquisitions	$31,691	$—	$31,691	—%
Disposed properties	$2,784	$4,084	$(1,300)	(31.8)%
Total property revenues	$118,893	$84,570	$34,323	40.6%
Property expenses: (1)
Same-store properties	$40,896	$39,741	$1,155	2.9%
Recent acquisitions	$11,636	$—	$11,636	—%
Disposed properties	$1,145	$2,337	$(1,192)	(51.0)%
Total property expenses	$53,677	$42,078	$11,599	27.6%
Property revenues in excess of expenses
Same-store properties	$43,522	$40,745	$2,777	6.8%
Recent acquisitions	$20,055	$—	$20,055	—%
Disposed properties	$1,639	$1,747	$(108)	(6.2)%
Total property revenues in excess of expenses	$65,216	$42,492	$22,724	53.5%

Other
Depreciation and amortization	$49,112	$25,334	$23,778	93.9%
Impairment losses	$—	$1,551	$(1,551)	—%
Gain (loss) on sale or dissolution of unconsolidated joint venture	$13,381	$16,087	$(2,706)	(16.8)%
Interest expense	$24,881	$25,712	$(831)	(3.2)%

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

The increase in property revenues in excess of expenses for the same-store properties for the three and six months ended June 30, 2014 is primarily due to an early lease termination fee received at JPMorgan Chase Tower.

The increase in property revenues in excess of expenses for the recent acquisitions for the three and six months ended June 30, 2014 is primarily due to our acquisition of Howard Hughes Center and the Grocery-Anchored Portfolio Transaction in January 2014.

The decrease in property revenues in excess of expenses for the disposed properties for the three and six months ended June 30, 2014 is primarily due to the sale of Minneapolis Office/ Flex Portfolio.

Depreciation and amortization increased during the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to our acquisition of Howard Hughes Center and the Grocery-Anchored Portfolio Transaction in January 2014.

During the second quarter of 2013, we determined that our directly-owned investment property located in Minneapolis, Minnesota was impaired as a result of the projected undiscounted cash flows for the property being less than its carrying value. Accordingly, we recorded an impairment charge of $1.6 million to write these assets down to fair value for the three and six months ended June 30, 2013.

In January 2014, we dissolved our joint venture with Weingarten. As a result of the Grocery-Anchored Portfolio Transaction, we recognized a gain on sale of $13.2 million. Comparatively, during the six months ended June 30, 2013, we sold our 50% indirect interest in Distribution Park Rio and recognized a gain of $16.1 million as a result of the sale.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  As a result of future potential disposals, possible reinvestments and other factors, our results of operations for the period ended June 30, 2014 could differ from our results of operations in future periods.

Discontinued Operations

In 2013, we sold Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings. The operating results of these properties have been reclassified and reported as income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) below. As described in Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements, we adopted amendments to the Codification regarding discontinued operations effective January 1, 2014. As a result, none of our dispositions for the three and six months ended June 30, 2014 were classified as discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Rental revenue	$(15)	$11,491	$(56)	$30,820
Other revenue	39	2,932	17	6,125
Total revenues	24	14,423	(39)	36,945
Expenses:
Property operating expenses	45	3,531	171	9,365
Real property taxes	—	1,706	—	4,203
Property management fees	—	334	(1)	864
Depreciation and amortization	—	3,194	—	7,983
Impairment losses	—	2,405	—	2,405
Total expenses	45	11,170	170	24,820
Income (loss) from discontinued operations before interest income (expense), benefit (provision) for income taxes and gain (loss) on sale of discontinued operations	(21)	3,253	(209)	12,125
Interest expense	—	(2,436)	—	(6,633)
Interest income	5	11	11	20
Benefit (provision) for income taxes	(7)	14	(8)	(38)
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(23)	842	(206)	5,474
Gain (loss) on sale of discontinued operations	—	137	—	144,094
Income (loss) from discontinued operations	$(23)	$979	$(206)	$149,568

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of June 30, 2014, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 10 properties that were 84% leased. As of June 30, 2013, we owned a 27.1% non-managing general partner interest in the Core Fund, which held interests in 13 properties that were 85% leased.

Our equity in earnings related to our investment in the Core Fund for the three months ended June 30, 2014 was $41.3 million, compared to equity in earnings of $78.6 million for the three months ended June 30, 2013. Our equity in earnings related to our investment in the Core Fund for the six months ended June 30, 2014 was $82.2 million, compared to equity in earnings of $81.2 million for the six months ended June 30, 2013. The change in our equity in earnings (losses) for the three and six months ended June 30, 2014 primarily resulted from the following:

•
In January 2014, the Core Fund sold 101 Second Street, an office property located in San Francisco, California, which it acquired in September 2004 for a contract purchase price of $157.0 million. The contract sales price was $297.5 million. As a result of the sale of 101 Second Street, the Core Fund recognized a gain on sale of $174.4 million. We recognized a gain of $41.6 million in relation to this sale which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations for the six months ended June 30, 2014.

•
In May 2014, the Core Fund sold The KPMG Building, an office property located in San Francisco, California, which it acquired in September 2004 for a contract purchase price of $148.0 million. The contract sales price was $274.0 million. As a result of the sale of The KPMG Building, the Core Fund recognized a gain on sale of $155.9 million. As a result of the sale, we recognized a gain of $37.2 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations for the three and six months ended June 30, 2014.

•
In June 2014, the Core Fund sold 720 Olive Way, an office property located in Seattle, Washington, which it acquired in January 2006 for a contract purchase price of $83.7 million. The contract sales price was $101.0 million. As a result of the sale of 720 Olive Way, the Core Fund recognized a gain on sale of $26.4 million. As a result of the sale, we recognized a gain of $5.0 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations for the three and six months ended June 30, 2014.

CORPORATE LEVEL ACTIVITIES

Other Corporate-level Activities

The tables below provide detail relating to our asset management fees and general and administrative expenses (all amounts in thousands, except percentages):

	Three Months Ended June 30,		Change
	2014	2013	$	%
Acquisition fee	$—	$—	$—	—%
Asset management fee	$8,688	$8,262	$426	5.2%
Asset management and acquisition fees	$8,688	$8,262	$426	5.2%

Acquisition-related expenses	$163	$—	$163	—%
General and administrative expenses	$1,690	$1,909	$(219)	(11.5)%

	Six Months Ended June 30,		Change
	2014	2013	$	%
Acquisition fee	$1,012	$—	$1,012	—%
Asset management fee	$18,411	$16,720	$1,691	10.1%
Asset management and acquisition fees	$19,423	$16,720	$2,703	16.2%

Acquisition related expenses	$269	$—	$269	—%
General and administrative expenses	$3,647	$3,579	$68	1.9%

We pay acquisition fees to our Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is equal to 0.50% of (i) the purchase price of real estate investments acquired directly by us, including any debt attributable to such investments or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. Acquisition fees increased for the six months ended June 30, 2014, as compared to the same period in 2013, due to our acquisition of the Howard Hughes Center in January 2014. In connection with the acquisition of the Howard Hughes Center, we were obligated to pay approximately $5.0 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable related to the Participation Interest. The Advisor and HALP Associates Limited Partnership, the holder of the Participation Interest, respectively, agreed to waive $1.5 million of the cash acquisition fee and all of the $2.5 million acquisition fee payable as an increase to the Participation Interest.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount net equity capital invested in real estate investments. The increase in our asset management fees for the three and six months ended June 30, 2014 compared to the same periods in 2013 is primarily due to the Board’s determination of a reduction in the Company’s estimated per share net asset value in March 2013, which reduced the asset management fee expense recorded during the three and six months ended June 30, 2013 related to the Participation Interest.

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

Neither the Securities and Exchange Commission (the “SEC”), NAREIT nor any regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or a regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The table below summarizes FFO and MFFO for the three and six months ended June 30, 2014 and 2013 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$40,256	$78,637	$82,583	$236,459
Depreciation and amortization(1)	24,387	15,482	49,112	33,317
Gain on sale or dissolution of investment property and unconsolidated joint venture(2)	(10,555)	(259)	(22,880)	(160,181)
Impairment on real estate investments(3)	—	3,956	—	3,956
Adjustments to equity in earnings (losses) from unconsolidated entities, net(4)	(36,513)	(71,644)	(71,964)	(67,127)
Adjustments for noncontrolling interests(5)	(238)	(669)	(591)	(347)
Funds from operations	17,337	25,503	36,260	46,077
(Gain) loss on derivative instruments(6)	(3,821)	(13,258)	(9,562)	(19,544)
Other components of revenues and expenses(7)	901	2,149	3,243	4,501
Acquisition fees and expenses (8)	1	—	1,119	—
Adjustments to equity in earnings (losses) from unconsolidated entities, net(4)	(7,718)	(534)	(8,195)	(2,420)
Adjustments for noncontrolling interests(5)	719	655	898	972
Modified Funds From Operations	$7,419	$14,515	$23,763	$29,586

Basic and Diluted Income (Loss) Per Common Share	$0.18	$0.33	$0.36	$1.01
Funds From Operations Per Common Share	$0.08	$0.11	$0.16	$0.20
Modified Funds From Operations Per Common Share	$0.03	$0.06	$0.10	$0.13
Weighted Average Shares Outstanding	226,834	233,947	227,297	233,410

(1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes $8.0 million of depreciation and amortization related to discontinued operations for the six months ended June 30, 2013.

(2)
Represents the gain on disposition of certain real estate investments. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis. This adjustment includes amounts from the “Gain (loss) on sale or dissolution of unconsolidated joint venture” and “Gain (loss) on sale of real estate investments” included in the condensed consolidated statements of operations and comprehensive income (loss).

(3)
Represents impairment charges recorded in the second quarter of 2013 in accordance with GAAP. Although such impairment charges on operating real estate investments are included in the calculation of net income (loss), we have excluded them from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis. This amount includes $2.4 million of impairment losses related to discontinued operations for the three and six months ended June 30, 2013. See “Results of Operations — Results of Directly-Owned Properties” for additional information regarding our impairment charges.

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

(7)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Straight-line rent adjustment (a)	$(1,923)	$(1,288)	$(2,913)	$(2,681)
Amortization of lease incentives (b)	3,685	4,063	7,644	8,534
Amortization of out-of-market leases (b)	(972)	(833)	(1,709)	(1,767)
Other	111	207	221	415
	$901	$2,149	$3,243	$4,501

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

(8)
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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
Amortization of deferred financing costs was $0.8 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and was deducted in determining MFFO. Amortization of deferred financing costs was $1.6 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively, and was deducted in determining MFFO.

•
During the six months ended June 30, 2014, the Core Fund sold its interest in 101 Second Street, The KPMG Building and 720 Olive Way. For additional information regarding the sale of these properties by the Core Fund see “Results of Operations — Results for our Indirectly-Owned Properties — Our Interest in the Core Fund.”

•
A portion of our acquisition and asset management fees are paid in equity through the Participation Interest. For the three and six months ended June 30, 2014, we recorded asset management fee expense with respect to the Participation Interest and its related distributions of $5.0 million and $11.0 million. For the three and six months ended June 30, 2013, we recorded expense of $4.6 million and $9.3 million, with respect to the Participation Interest and its related distributions.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Airport Corporate Center

In July 2014, we entered into a contract to sell Airport Corporate Center, a portfolio of properties located in the Miami Airport submarket of Miami, Florida. Airport Corporate Center consists of 11 buildings and a 5.46-acre land development site. The net contract sales price for Airport Corporate Center is expected to be approximately $132.3 million, exclusive of transaction costs and closing prorations. We originally acquired our interest in Airport Corporate Center in January 2006 for $156.8 million. We expect the closing of this sale to occur in September 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of June 30, 2014, we had $489.0 million of debt outstanding under our HSH Nordbank credit facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  As of June 30, 2014, we had $461.0 million in variable rate debt that was not hedged with an interest rate swap. If interest rates were to increase by 1%, we would incur an additional $4.6 million in interest expense. See Note 7 — Debt Financing for more information concerning our outstanding debt.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 12, 2014, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A. Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2013 Annual Report. The risk factors set forth below reflect changes to the risk factors included in our 2013 Annual Report.

Business and Real Estate Risks

Our success will be dependent on the performance of Hines as well as key employees of Hines.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the identification and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and our Advisor have broad discretion when identifying, evaluating and making investments with the proceeds of our public offerings and sales of other investments. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest. We may not be able to retain our key employees. For example, Charles N. Hazen, our former Chief Executive Officer and President, resigned from these positions effective March 15, 2013. Sherri W. Schugart succeeded Mr. Hazen in these positions as of the same date. In connection with Ms. Schugart's new roles, Ms. Schugart resigned from her role as Chief Operating Officer and this role has remained vacant following her resignation. In addition, Edmund A. Donaldson, the former Chief Investment Officer of the Company and of the general partner of our Advisor, resigned from these positions effective July 11, 2014. To the extent we are unable to retain and/or find qualified successors for key employees that depart the Company, our results of operations may be adversely impacted. Our officers and the management of the Advisor also serve in similar capacities for numerous other entities. If Hines (or any of its key employees) is distracted by these other activities or suffers from adverse financial or operational problems in connection with its operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. We will not provide key-man life insurance policies for any of Hines' key employees. Please see “— Potential Conflicts of Interest Risks — Employees of the Advisor and Hines will face conflicts of interest relating to time management and allocation of resources and investment opportunities.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2014, we did not sell or issue any equity securities that were not registered under the Securities Act.

All eligible requests for redemption received by the Company for the three months ended March 31, 2014 were redeemed on April 1, 2014. The shares were redeemed using proceeds from our dividend reinvestment plan from the prior quarter and sales proceeds. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (2)
April 1, 2014 through June 30, 2014	(1)	1,807,447	$5.82	1,807,447	876,902
Total		1,807,447		1,807,447

(1)	All shares were redeemed on April 1, 2014.

(2)
This amount represents the number of shares available for redemption on July 1, 2014. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities for additional information on the re-opening and amendment and restatement of our share redemption program effective in April 2013. The funds available for redemption are generally limited to the amount of proceeds received from our dividend reinvestment plan. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability of a stockholder, we may waive the annual limitation on the number of shares that will be redeemed.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

August 12, 2014	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

August 12, 2014	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.		Description
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

10.1
Credit Agreement, dated as of April 1, 2014, among Hines REIT Properties, L.P. and the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, BMO Harris Bank N.A., Capital One, National Association, PNC Bank, National Association, RBS Citizens, N.A., Regions Bank, Sumitomo Mitsui Banking Corporation, Suntrust Bank and U.S. Bank National Association, as Co-Documentation Agents, and J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K on April 7, 2014 and incorporated by reference herein).

31.1	*	Certification.
31.2	*	Certification.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101	*
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 14, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

__________

*	Filed herewith