Form 10-Q/A
period 2014-06-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2014-08-26
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A (this “Amendment”) to amend Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, as filed with the Securities and Exchange Commission on August 12, 2014 (the “Original Filing”). The Amendment is being filed solely for the purpose of correcting the calculation of Modified Funds From Operations included in Item 2.  Additionally, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including currently dated certifications with this Amendment. Other than as set forth above, this Amendment does not, and does not purport to, update or change the information in the Original Filing or reflect any events that have occurred after the Original Filing was filed. The Amendment continues to speak as of the date of the Original Filing.

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

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements concerning future financial performance and distributions, future debt and financing levels, payments to Hines Advisors Limited Partnership (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included in this Quarterly Report on Form 10-Q/A are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, the availability of future financing and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could prove to be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, pay distributions to our stockholders and maintain the value of the real estate properties in which we hold an interest, may be significantly hindered.

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

You are cautioned not to place undue reliance on any forward-looking statements included in this Form 10-Q/A. All forward-looking statements are made as of the date of this Form 10-Q/A and the risk that actual results will differ materially from the expectations expressed in this Form 10-Q/A may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q/A, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-Q/A will be achieved. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. Each forward-looking statement speaks only as of the date of the particular statement, and we do not undertake to update any forward-looking statement.

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

The table below summarizes FFO and MFFO for the three and six months ended June 30, 2014 and 2013 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands). We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A solely for the purpose of correcting the calculation of Modified Funds From Operations, which was understated by $6.7 million in the Original Filing.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$40,256	$78,637	$82,583	$236,459
Depreciation and amortization(1)	24,387	15,482	49,112	33,317
Gain on sale or dissolution of investment property and unconsolidated joint venture(2)	(10,555)	(259)	(22,880)	(160,181)
Impairment on real estate investments(3)	—	3,956	—	3,956
Adjustments to equity in earnings (losses) from unconsolidated entities, net(4)	(36,513)	(71,644)	(71,964)	(67,127)
Adjustments for noncontrolling interests(5)	(238)	(669)	(591)	(347)
Funds from operations	17,337	25,503	36,260	46,077
(Gain) loss on derivative instruments(6)	(3,821)	(13,258)	(9,562)	(19,544)
Other components of revenues and expenses(7)	901	2,149	3,243	4,501
Acquisition fees and expenses (8)	1	—	1,119	—
Adjustments to equity in earnings (losses) from unconsolidated entities, net(4)	(545)	(534)	(1,022)	(2,420)
Adjustments for noncontrolling interests(5)	234	655	413	972
Modified Funds From Operations	$14,107	$14,515	$30,451	$29,586

Basic and Diluted Income (Loss) Per Common Share	$0.18	$0.33	$0.36	$1.01
Funds From Operations Per Common Share	$0.08	$0.11	$0.16	$0.20
Modified Funds From Operations Per Common Share	$0.06	$0.06	$0.13	$0.13
Weighted Average Shares Outstanding	226,834	233,947	227,297	233,410

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

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described elsewhere in this Quarterly Report on Form 10-Q/A and previously in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

August 26, 2014	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

August 26, 2014	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.		Description
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
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (as amended), filed on August 26, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

__________

*	Filed herewith