Form 10-Q
period 2014-09-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2014-11-12
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes ☐   No ☒
As of November 7, 2014, 225.2 million shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

SIGNATURES
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013
	(In thousands, except per share amounts)
ASSETS:
Investment property, net	$1,761,534	$1,256,579
Investments in unconsolidated entities	212,169	393,695
Cash and cash equivalents	68,669	133,472
Restricted cash	119,992	119,786
Distributions receivable	3,369	3,888
Tenant and other receivables, net	50,097	44,953
Intangible lease assets, net	158,380	69,911
Deferred leasing costs, net	144,364	125,195
Deferred financing costs, net	4,744	3,272
Other assets	3,004	31,972
TOTAL ASSETS	$2,526,322	$2,182,723

LIABILITIES:
Accounts payable and accrued expenses	$86,028	$67,007
Due to affiliates	5,274	3,686
Intangible lease liabilities, net	30,944	9,846
Other liabilities	15,520	11,128
Interest rate swap contracts	50,924	67,652
Participation interest liability	103,464	91,376
Distributions payable	15,446	15,672
Notes payable	1,088,379	795,715
Total liabilities	1,395,979	1,062,082

Commitments and contingencies (Note 13)	—	—

EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2014 and December 31, 2013	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 225,876 and 229,174 common shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	226	229
Additional paid-in capital	1,092,711	1,150,909
Retained earnings (deficit)	38,078	(29,951)
Accumulated other comprehensive income (loss)	(672)	(546)
Total stockholders’ equity	1,130,343	1,120,641
Noncontrolling interests	—	—
Total equity	1,130,343	1,120,641
TOTAL LIABILITIES AND EQUITY	$2,526,322	$2,182,723

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$55,705	$39,266	$166,623	$119,327
Other revenue	4,370	2,394	12,344	6,903
Total revenues	60,075	41,660	178,967	126,230
Expenses:
Property operating expenses	17,857	13,391	52,098	40,493
Real property taxes	8,295	5,856	24,736	18,842
Property management fees	1,510	1,067	4,504	3,071
Depreciation and amortization	24,472	12,361	73,584	37,695
Acquisition related expenses	13	—	282	—
Asset management and acquisition fees	7,744	7,843	27,166	24,562
General and administrative	1,633	1,590	5,280	5,166
Impairment losses	—	30,612	—	32,163
Total expenses	61,524	72,720	187,650	161,992
Operating income (loss)	(1,449)	(31,060)	(8,683)	(35,762)
Other income (expenses):
Gain (loss) on derivative instruments, net	7,165	8,743	16,727	28,287
Gain (loss) on settlement of derivative instruments	—	(5,374)	—	(5,374)
Gain (loss) on sale or dissolution of unconsolidated joint venture	—	—	13,381	16,087
Equity in earnings (losses) of unconsolidated entities, net	(8,005)	23	74,237	81,447
Gain (loss) on sale of real estate investments	(3)	—	9,496	—
Interest expense	(11,999)	(11,256)	(36,880)	(36,968)
Interest income	171	195	557	576
Income (loss) from continuing operations before benefit (provision) for income taxes	(14,120)	(38,729)	68,835	48,293
Benefit (provision) for income taxes	(72)	(73)	(237)	(211)
Income (loss) from continuing operations	(14,192)	(38,802)	68,598	48,082
Income (loss) from discontinued operations, net of taxes	(139)	154,488	(345)	304,059
Net income (loss)	(14,331)	115,686	68,253	352,141
Less: Net income attributable to noncontrolling interests	(75)	(75)	(224)	(1,173)
Net income (loss) attributable to common stockholders	$(14,406)	$115,611	$68,029	$350,968
Basic and diluted income (loss) per common share	$(0.06)	$0.50	$0.30	$1.51
Distributions declared per common share	$0.07	$0.07	$0.20	$0.26
Weighted average number of common shares outstanding	225,876	230,271	226,818	232,352

Net comprehensive income (loss):
Net income (loss)	$(14,331)	$115,686	$68,253	$352,141
Other comprehensive income (loss):
Foreign currency translation adjustment	(136)	56	(126)	1,521
Net comprehensive income (loss)	(14,467)	115,742	68,127	353,662
Net comprehensive (income) loss attributable to noncontrolling interests	(75)	(75)	(224)	(1,173)
Net comprehensive income (loss) attributable to common stockholders	$(14,542)	$115,667	$67,903	$352,489

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2014	229,174	$229	$1,150,909	$(29,951)	$(546)	$1,120,641	$—
Issuance of common shares	2,685	3	17,031	—	—	17,034	—
Redemption of common shares	(5,983)	(6)	(29,413)	—	—	(29,419)	—
Distributions declared	—	—	(45,805)	—	—	(45,805)	(224)
Other offering costs, net	—	—	(11)	—	—	(11)	—
Net income (loss)	—	—	—	68,029	—	68,029	224
Foreign currency translation adjustment	—	—	—	—	(126)	(126)	—
BALANCE, September 30, 2014	225,876	$226	$1,092,711	$38,078	$(672)	$1,130,343	$—

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2013	231,680	$232	$1,433,567	$(378,017)	$(1,961)	$1,053,821	$—
Issuance of common shares	3,878	3	28,743	—	—	28,746	—
Redemption of common shares	(5,287)	(5)	(41,072)	—	—	(41,077)	—
Distributions declared	—	—	(247,509)	—	—	(247,509)	(1,173)
Other offering costs, net	—	—	(31)	—	—	(31)	—
Net income (loss)	—	—	—	350,968	—	350,968	1,173
Foreign currency translation adjustment	—	—	—	—	575	575	—
Reclassification of foreign currency translation adjustment to earnings	—	—	—	—	946	946	—
BALANCE, September 30, 2013	230,271	$230	$1,173,698	$(27,049)	$(440)	$1,146,439	$—

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$68,253	$352,141
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	85,005	58,645
(Gain) loss on sale of real estate investments and discontinued operations	(9,496)	(310,386)
(Gain) loss on settlement of debt on sale of discontinued operations	—	9,839
Impairment losses	—	36,169
(Gain) loss on sale or dissolution of unconsolidated joint venture	(13,381)	(16,087)
Equity in (earnings) losses of unconsolidated entities, net	(74,237)	(81,447)
Distributions received from unconsolidated entities	74,237	44,186
Other losses, net	—	27
(Gain) loss on derivative instruments, net	(16,727)	(28,287)
(Gain) loss on settlement of derivative instruments	—	5,374
Net change in operating accounts	(12,912)	(53,615)
Net cash from operating activities	100,742	16,559
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	—	(33,884)
Distributions received from unconsolidated entities in excess of equity in earnings	25,719	50,514
Investments in acquired properties and lease intangibles	(474,912)	—
Capital expenditures at operating properties	(5,535)	(7,121)
Proceeds from sale of real estate investments and unconsolidated joint ventures	74,081	962,885
Change in restricted cash	(206)	1,456
Net cash from investing activities	(380,853)	973,850
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in security deposits	906	562
Redemption of common shares	(33,663)	(32,191)
Payments of offering costs	(24)	(31)
Distributions paid to stockholders and noncontrolling interests	(29,220)	(233,788)
Proceeds from notes payable	810,000	446,000
Payments on notes payable	(528,999)	(973,395)
Payments on settlement of debt and derivative instruments	—	(15,213)
Additions to deferred financing costs	(3,563)	(3,870)
Net cash from financing activities	215,437	(811,926)
Effect of exchange rate changes on cash	(129)	(86)
Net change in cash and cash equivalents	(64,803)	178,397
Cash and cash equivalents, beginning of period	133,472	72,230
Cash and cash equivalents, end of period	$68,669	$250,627

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2013 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of September 30, 2014 and the results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Public Offering

Hines REIT has raised approximately $2.7 billion through public offerings of its common stock, including shares of its common stock offered pursuant to its dividend reinvestment plan, since Hines REIT commenced its initial public offering in June 2004.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s current $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through September 30, 2014, Hines REIT received gross offering proceeds of $178.0 million from the sale of 22.3 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of September 30, 2014 and December 31, 2013, Hines REIT owned a 93.0% and 93.8% general partner interest, respectively, in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% limited partnership interest in the Operating Partnership as of both September 30, 2014 and December 31, 2013. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”), owned a 6.5% and 5.7% profits interest (the “Participation Interest”) in the Operating Partnership as of September 30, 2014 and December 31, 2013, respectively.

Investment Property

As of September 30, 2014, the Company owned direct and indirect investments in 36 properties. These properties consisted of 27 U.S. office properties, one industrial property in Dallas, Texas and a portfolio of eight grocery-anchored shopping centers located in four states primarily in the southeastern United States. See below for additional information regarding the Grocery-Anchored Portfolio.

The Company makes investments directly through entities that are wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 28.8% non-managing general partner interest as of both September 30, 2014 and December 31, 2013. The Company accounts for its investment in the Core Fund using the equity method of accounting.

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

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investment in the Core Fund for the three and nine months ended September 30, 2014 and 2013. Further, no impairment was recorded related to the Company’s investment in the Grocery-Anchored Portfolio for the three and nine months ended September 30, 2013. The Company dissolved its joint venture with Weingarten in January 2014. See Note 1 — Organization — Investment Property for additional information regarding the Grocery-Anchored Portfolio Transaction. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s remaining investment in the Core Fund, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil, although the Company no longer owned any operating investments outside the United States as of September 30, 2014. Upon the January 2013 disposal of the Company’s investment in Distribution Park Rio, a property in Brazil that the Company owned indirectly, the Company realized a loss of $0.9 million related to the currency translation adjustment as a result of the disposal.  Accumulated other comprehensive income (loss) as of September 30, 2014 is related to the remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

Impairment of Investment Property

Real estate assets are reviewed for impairment in each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than the carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.  See Note 14 — Fair Value Disclosures for additional information regarding the Company’s policy for determining fair values of its investment property. No impairment charges were recorded for the three and nine months ended September 30, 2014 on the Company’s directly-owned properties.

During the three and nine months ended September 30, 2014, impairment losses of $27.9 million were recorded related to one of the Company’s indirectly-owned properties located in Richmond, Virginia. See Note 6 — Investments in Unconsolidated Entities for additional information.

During the third quarter of 2013, the Company determined that its directly-owned investment property located in Miami, Florida was impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for this investment to less than its carrying values. During the third quarter of 2013, the Company also determined that its directly-owned investment property located in Minneapolis, Minnesota was impaired due to a deterioration of market conditions. Additionally, during the second quarter of 2013, the Company determined that its directly-owned investment property located in Minneapolis, Minnesota was impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for this investment to less than its carrying value. As a result, an impairment loss was recorded related to those properties of $30.6 million and $32.2 million for the three and nine months ended September 30, 2013, respectively. This amount is included in income (loss) from continuing operations in the condensed consolidated statements of operations and comprehensive income (loss). See Note 14 — Fair Value Disclosures for additional information.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $4.3 million and $4.6 million at September 30, 2014 and December 31, 2013, respectively.

Deferred Leasing Costs

Tenant inducement amortization was $3.8 million and $4.2 million for the three months ended September 30, 2014 and 2013, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $1.4 million and $1.5 million as amortization expense related to other direct leasing costs for the three months ended September 30, 2014 and 2013, respectively.

Tenant inducement amortization was $11.5 million and $12.8 million for the nine months ended September 30, 2014 and 2013, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $4.0 million and $4.8 million as amortization expense related to other direct leasing costs for the nine months ended September 30, 2014 and 2013, respectively.

Other Assets

Other assets included the following (in thousands):

	September 30, 2014	December 31, 2013
Deposit on investment property (1)	$—	$30,000
Prepaid insurance	1,341	686
Prepaid/deferred taxes	284	517
Other	1,379	769
Total	$3,004	$31,972

(1)	In December 2013, the Company funded a $30.0 million deposit related to its acquisition of the Howard Hughes Center, which the Company acquired in January 2014.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of September 30, 2014 and December 31, 2013, the Company recorded liabilities of $7.4 million and $6.2 million, respectively, related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $43.9 million and $40.9 million as of September 30, 2014 and December 31, 2013, respectively.

Redemption of Common Stock

The Company’s share redemption program generally limits the funds available for redemption to the amount of proceeds received from the Company’s dividend reinvestment plan in the prior quarter. The board of directors determined to waive this limitation of the share redemption program and fully honor all eligible requests received for the nine months ended September 30, 2014 totaling $29.4 million, which amount was in excess of the $17.0 million received from the issuance of shares pursuant to the dividend reinvestment plan in the prior quarters.

The Company has recorded liabilities of $8.7 million and $12.9 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively, related to shares that were tendered for redemption and approved by the board of directors but were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity based on a redemption price of $5.45 per share for ordinary share redemption requests and $6.40 per share for redemption requests in connection with the death or disability of a stockholder, which prices were determined in connection with the board of directors’ determination of net asset value per share in November 2013.

Reclassifications

The Company sold Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings during 2013 and reclassified the results of operations for these properties into discontinued operations in the condensed consolidated statements of operations for all periods presented. See Note 5 — Discontinued Operations for additional information.

In connection with recent amendments to the Accounting Standards Codification (the “Codification”) regarding discontinued operations, the Company reclassified “Gain (loss) on sale of real estate investments” to be included in income (loss) from continuing operations in its condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013. Additionally, the Company reclassified “Gain (loss) on sale or dissolution of unconsolidated joint venture” and “Equity in earnings (losses) of unconsolidated entities, net” to be included in Income (loss) from continuing operations before benefit (provision) of income taxes to simplify the presentation of the Company’s results of operations. These reclassifications did not impact previously reported net income.

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

In April 2014, FASB issued amendments to the Codification to provide guidance on reporting discontinued operations. These amendments raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and early adoption was permitted.  The Company elected to adopt these amendments, effective January 1, 2014. As a result, the Company did not report any sales of real estate investment property in discontinued operations for the nine months ended September 30, 2014 since the Company concluded that these sales do not represent a “strategic shift” in the Company’s operations. See Note 3 — Real Estate Investments for additional information regarding the sale of the Minneapolis Office/Flex Portfolio that did not qualify as discontinued operations as of September 30, 2014.

In May 2014, FASB issued amendments to the Codification to provide guidance on recognizing revenue from contracts with customers. The amendments also replace prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact, if any, that the adoption of these amendments will have on its financial statements.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Buildings and improvements	$1,532,431	$1,185,833
Less: accumulated depreciation	(201,848)	(178,720)
Buildings and improvements, net	1,330,583	1,007,113
Land	430,951	249,466
Investment property, net	$1,761,534	$1,256,579

In May 2014, the Company completed the sale of the Minneapolis Office/Flex Portfolio for a contract sales price of $75.5 million. The Company acquired the portfolio in September 2007 for a contract purchase price of $87.0 million. The Company recognized a gain on sale of this asset of $9.5 million, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2014.

In August 2014, the Company entered into a contract to sell Seattle Design Center for a contract sales price of $25.0 million. The Seattle Design Center is a mixed-use office and retail complex located five miles south of the central business district of Seattle, Washington. The Company acquired Seattle Design Center in June 2007 for a contract purchase price of $56.8 million. The Company expects the closing of this sale to occur in November 2014.

See Note 16 — Subsequent Events for information regarding the sale of Airport Corporate Center.

Lease Intangibles

As of September 30, 2014, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$270,224	$43,589	$62,748
Less: accumulated amortization	(131,141)	(24,292)	(31,804)
Net	$139,083	$19,297	$30,944

As of December 31, 2013, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$163,661	$38,721	$41,824
Less: accumulated amortization	(110,412)	(22,059)	(31,978)
Net	$53,249	$16,662	$9,846

Amortization expense of in-place leases was $12.8 million and $2.9 million for the three months ended September 30, 2014 and 2013, respectively, and amortization of out-of-market leases, net, increased rental revenue by $0.7 million and $0.4 million, respectively. Amortization expense of in-place leases was $39.4 million and $12.2 million for the nine months ended September 30, 2014 and 2013, respectively, and amortization of out-of-market leases, net, increased rental revenue by $2.4 million and $2.2 million, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from October 1, 2014 through December 31, 2014 and for each of the years ended December 31, 2015 through 2018 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
October 1, 2014 through December 31, 2014	$11,416	$(973)
2015	36,362	(1,193)
2016	26,671	(110)
2017	19,165	617
2018	14,571	279

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2014, the approximate fixed future minimum rentals for the period from October 1, 2014 through December 31, 2014, for each of the years ended December 31, 2015 through 2018 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2014 through December 31, 2014	$43,075
2015	170,784
2016	153,391
2017	134,870
2018	114,391
Thereafter	582,245
Total	$1,198,756

During the nine months ended September 30, 2014 and 2013, the Company did not earn more than 10% of its revenue from any individual tenant.

4. Recent Acquisitions of Real Estate

For the nine months ended September 30, 2014, the Company acquired the assets and assumed certain liabilities of nine real estate operating properties located in the United States, for an aggregate net purchase price of $688.9 million.

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

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the nine months ended September 30, 2014, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 (in thousands):

		For the Three Months Ended	For the Nine Months Ended
2014 Acquisitions		September 30, 2014	September 30, 2014
Grocery -Anchored Portfolio	Revenue	$3,958	$13,005
	Net income (loss)	$359	$2,131
Howard Hughes Center	Revenue	$12,774	$35,419
	Net income (loss)	$(2,461)	$(9,190)

The following unaudited consolidated information is presented to give effect to the 2014 acquisitions through September 30, 2014 as if the acquisitions occurred on January 1, 2013. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $1.3 million for the nine months ended September 30, 2014, respectively and the gain on the dissolution of the Company’s joint venture as a result of the Grocery Anchored Portfolio Transaction was $13.2 million for the nine months ended September 30, 2014 and the gain on the sale of the Company’s investment in Distribution Park Rio was $16.1 million for the nine months ended September 30, 2013. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2014	Pro Forma 2013	Pro Forma 2014	Pro Forma 2013
Revenue	$60,075	$58,672	$181,026	$176,713
Net income (loss) from continuing operations	$(14,179)	$(37,398)	$55,679	$22,019
Basic and diluted income (loss) from continuing operations per common share	$(0.06)	$(0.16)	$0.25	$0.09

5.  Discontinued Operations

In 2013, the Company sold Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings. The operating results of these properties have been reclassified and reported as income (loss) from discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss) below. As described in Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements, the Company adopted amendments to the Codification regarding discontinued operations effective January 1, 2014. As a result, none of the Company’s dispositions for the three and nine months ended September 30, 2014 were classified as discontinued operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
	(In thousands)
Revenues:
Rental revenue	$(159)	$1,308		$(215)	$32,128
Other revenue	2	49		19	6,174
Total revenues	(157)	1,357		(196)	38,302
Expenses:
Property operating expenses	(13)	371		158	9,725
Real property taxes	—	145		—	4,348
Property management fees	—	42		(1)	906
Depreciation and amortization	—	325		—	8,308
Impairment losses	—	1,601	(1)	—	4,006	(1)
Total expenses	(13)	2,484		157	27,293
Income (loss) from discontinued operations before interest income (expense), benefit (provision) for income taxes, gain (loss) on settlement of debt and gain (loss) on sale of discontinued operations	(144)	(1,127)		(353)	11,009
Interest expense	—	(235)		—	(6,868)
Interest income	6	4		16	20
Benefit (provision) for income taxes	(1)	(611)		(8)	(649)
Gain (loss) on settlement of debt	—	(9,839)		—	(9,839)
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(139)	(11,808)		(345)	(6,327)
Gain (loss) on sale of discontinued operations	—	166,296		—	310,386
Income (loss) from discontinued operations	$(139)	$154,488		$(345)	$304,059

(1)
The contract sales price for the Raytheon/DIRECTV buildings was less than their carrying value and, as a result, an impairment loss related to this discontinued operation was recorded for the three and nine months ended September 30, 2013.

The tables below show income (loss) and income (loss) per share attributable to common stockholders allocated between continuing operations and discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Income (loss) from continuing operations attributable to common stockholders	$(14,277)	$(29,835)	$68,351	$63,992
Income (loss) from discontinued operations attributable to common stockholders	(129)	145,446	(322)	286,976
Net income (loss) attributable to common stockholders	$(14,406)	$115,611	$68,029	$350,968

Basic and diluted income (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$(0.06)	$(0.13)	$0.30	$0.28
Income (loss) from discontinued operations	$—	$0.63	$—	$1.24

6.   Investments in Unconsolidated Entities

As of September 30, 2014 and December 31, 2013, the Company owned indirect investments in 10 and 13 properties, respectively, through its interest in the Core Fund.

As of December 31, 2013, the Company also owned a 70% interest in the Grocery-Anchored Portfolio, which was accounted for as an equity method investment. In January 2014, the Company completed the Grocery-Anchored Portfolio Transaction. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Grocery-Anchored Portfolio Transaction.

During 2013, the amounts on the Company’s balance sheet for investments in unconsolidated entities included the Core Fund and the Grocery-Anchored Portfolio, which was dissolved on January 1, 2014. See Note 1 — Organization — Investment Property for additional information regarding the Grocery-Anchored Portfolio Transaction.

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$234,227	$388,970	$393,695	$329,418
Contributions	—	23,702	—	33,884
Distributions declared	(14,053)	(85,674)	(99,438)	(92,191)
Equity in earnings (losses)	(8,005)	23	74,237	81,447
Effect of sale or dissolution of unconsolidated joint venture	—	—	(156,325)	(25,537)
Ending balance	$212,169	$327,021	$212,169	$327,021

Condensed financial information for the Core Fund is summarized as follows (in thousands):

Condensed Consolidated Balance Sheets for the Core Fund

	September 30, 2014	December 31, 2013

ASSETS
Cash	$121,872	$112,151
Investment property, net	1,824,846	2,042,690
Other assets	463,005	590,610
Total Assets	$2,409,723	$2,745,451

LIABILITIES AND EQUITY
Debt	$1,200,446	$1,327,315
Other liabilities	175,494	260,460
Redeemable noncontrolling interests	230,417	268,871
Equity	803,366	888,805
Total Liabilities and Equity	$2,409,723	$2,745,451

The Core Fund sold three properties during each of the nine months ended September 30, 2014 and 2013. The Core Fund has elected to adopt the amendments to the Codification that provide guidance on reporting discontinued operations early, effective January 1, 2014, and as a result, did not report the sale of The KPMG Building and 720 Olive Way in discontinued operations for the periods presented. The results of operations for the remainder of the properties sold have been reclassified into discontinued operations for all periods presented, which are reflected in the table below.

Condensed Consolidated Statements of Operations for the Core Fund

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Total revenues	$57,343	$64,360	$180,758	$192,049
Total expenses	88,220	67,812	216,022	205,018
Gain (loss) on sale of real estate investments	68	—	182,422	—
Income (loss) from continuing operations	(30,809)	(3,452)	147,158	(12,969)
Income (loss) from discontinued operations	(7)	2,634	174,091	748,996
Net income (loss)	(30,816)	(818)	321,249	736,027
Less (income) loss allocated to noncontrolling interests	5,094	(280)	(60,909)	(436,333)
Net income (loss) attributable to parent	$(25,722)	$(1,098)	$260,340	$299,694

The following discusses items of significance for the periods presented for the Company’s equity method investments:

In January 2014, the Core Fund sold 101 Second Street for a contract sales price of $297.5 million. 101 Second Street was acquired in September 2004 for a contract purchase price of $157.0 million. As a result of the sale of 101 Second Street, the Core Fund recognized a gain on sale of $174.4 million. As a result of the sale, the Company recognized a gain of $41.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2014.

In May 2014, the Core Fund sold The KPMG Building for a contract sales price of $274.0 million. The KPMG Building was acquired in September 2004 for a contract purchase price of $148.0 million. As a result of the sale of The KPMG Building, the Core Fund recognized a gain on sale of $155.9 million. As a result of the sale, the Company recognized a gain of $37.2 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2014.

In June 2014, the Core Fund sold 720 Olive Way for a contract sales price of $101.0 million. 720 Olive Way was acquired in January 2006 for a contract purchase price of $83.7 million. As a result of the sale of 720 Olive Way, the Core Fund recognized a gain on sale of $26.5 million. As a result of the sale, the Company recognized a gain of $5.0 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, the Core Fund recorded an impairment loss of $27.9 million on Riverfront Plaza in Richmond, Virginia due to deterioration of market conditions.

In June 2013, the Core Fund sold 425 Lexington Avenue, 499 Park Avenue and 1200 19th Street (collectively, the “New York Trust Assets”). Both 425 Lexington and 499 Park Avenue are located in midtown Manhattan, New York and 1200 19th Street is located in the Golden Triangle in Washington D.C.’s central business district. The Core Fund acquired the New York Trust Assets in August 2003 for a contract purchase price $581.1 million. The contract sales price was $1.3 billion. As a result of the sale of the New York Trust Assets, the Core Fund recognized a gain on sale of $291.6 million. The results of operations for the New York Trust Assets were reclassified into discontinued operations for the periods presented in the table above as a result of this transaction. The Core Fund paid a distribution to the Company in the amount of $81.3 million in August 2013, a majority of which was related to the sale of the New York Trust Assets.

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

7.  Debt Financing

As of September 30, 2014 and December 31, 2013, the Company had $1.1 billion and $796.9 million of debt outstanding, respectively, with a weighted average years to maturity of 2.7 years and 3.3 years, respectively, and a weighted average interest rate of 4.1% and 5.0%, respectively. The following table includes all of the Company’s outstanding notes payable balances as of September 30, 2014 and December 31, 2013 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate Description	Interest Rate	Principal Outstanding at September 30, 2014	Principal Outstanding at December 31, 2013
SECURED MORTGAGE DEBT
Arapahoe Business Park I	6/11/2015	Fixed	5.33%	$9,157	$9,272
Arapahoe Business Park II	11/11/2015	Fixed	5.53%	9,613	9,744
1515 S. Street	9/1/2016	Fixed	4.25%	37,965	38,741
345 Inverness Drive	12/11/2016	Fixed	5.85%	14,530	14,701
Airport Corporate Center (1)	9/1/2021	Fixed	5.14%	77,766	78,628
JPMorgan Chase Tower	2/1/2016	Variable	2.66%	154,114	156,798
Heritage Station (2)	1/1/2015	Fixed	5.38%	5,396	—
Thompson Bridge Commons	3/1/2018	Fixed	6.02%	5,289	—
HSH POOLED MORTGAGE FACILITY
Citymark, 321 North Clark, 1900 and 2000 Alameda	8/1/2016	Fixed via swap	5.86%	185,000	185,000
3400 Data Drive, 2100 Powell	1/23/2017	Fixed via swap	5.25%	98,000	98,000
Daytona and Laguna Buildings	5/2/2017	Fixed via swap	5.36%	119,000	119,000
3 Huntington Quadrangle	7/19/2017	Fixed via swap	5.98%	48,000	48,000
5th and Bell	8/14/2017	Fixed via swap	6.03%	39,000	39,000
OTHER NOTES PAYABLE
JPMorgan Chase Revolving Credit Facility - Revolving Loan (3)	4/1/2017	Variable	1.76%	86,000	—
JPMorgan Chase Revolving Credit Facility - Term Loan (3)	4/1/2018	Variable	1.66%	200,000	—
TOTAL PRINCIPAL OUTSTANDING				1,088,830	796,884
Unamortized Discount (4)				(451)	(1,169)
NOTES PAYABLE				$1,088,379	$795,715

(1)
In October 2014, the Company sold Airport Corporate Center. In connection with the sale of Airport Corporate Center, the Company’s outstanding principal balance of the secured mortgage loan was assumed by the purchaser.

(2)	In October 2014, the Company repaid in full the Heritage Station secured mortgage loan.

(3)	See the discussion following the heading “JPMorgan Acquisition Credit Agreement” below for additional information regarding the Company's acquisition credit facility.

(4)
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

The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from October 1, 2014 through December 31, 2014, for each of the years ended December 31, 2015 through December 31, 2018 and for the period thereafter (in thousands):

	Principal Payments due by Period
	October 1, 2014 through December 31, 2014		2015	2016	2017	2018	Thereafter
Notes payable	$83,635	(1)	$20,280	$390,239	$390,300	$204,376	$—

(1)	Included in this amount is $77.8 million and $5.4 million related to the early retirement of Airport Corporate Center and Heritage Station, respectively as described in notes (1) and (2) above.

The Company is not aware of any instances of noncompliance with financial covenants as of September 30, 2014.

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

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Liabilities-Interest Rate Swap Contracts” on the Company’s condensed consolidated balance sheets, as of September 30, 2014 and December 31, 2013 (in thousands):

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	September 30, 2014	December 31, 2013
Interest rate swap contracts	$50,924	$67,652
Total derivatives	$50,924	$67,652

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (loss) on interest rate swap, net	$7,165	$8,743	$16,727	$28,287
Total	$7,165	$8,743	$16,727	$28,287

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

Further, with the authorization of its board of directors, the Company declared distributions for the period from April 2013 through November 2014. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in the Company's dividend reinvestment plan.

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

	Stockholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2014 (1)
September 30, 2014	$9,756	$5,615	$15,371		$76
June 30, 2014	9,659	5,610	15,269		74
March 31, 2014	9,552	5,613	15,165		74
Total	$28,967	$16,838	$45,805		$224

2013 (1)
December 31, 2013	$9,786	$5,811	$15,597		$75
September 30, 2013	9,769	5,902	15,671		75
June 30, 2013	9,829	5,913	15,742		960
March 31, 2013	214,893	11,175	226,068	(2)	138
Total	$244,277	$28,801	$273,078		$1,248

(1)
Except as noted below, excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 10 — Related Party Transactions). The amount of distributions declared with respect to the Participation Interest for the quarters ended September 30, 2014, June 30, 2014 and March 31, 2014 were $1.1 million, $1.0 million and $1.0 million, respectively. The distributions declared with respect to the Participation Interest for the quarters ended December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013 were $0.9 million, $0.9 million, $0.9 million and $1.5 million, respectively. Included in the $226.1 million amount declared for the three months ended March 31, 2013 in the above table is the $10.0 million special distribution declared in March 2013 to the Participation Interest.

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

10.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Securities, Inc. for the three and nine months ended September 30, 2014 and 2013 and outstanding as of September 30, 2014 and December 31, 2013 (all amounts are in thousands).

	Incurred				Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Type and Recipient	2014	2013	2014	2013	2014	2013
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$3,996	$4,476	$15,003	$13,806	$103,464	$91,376

Due to Affiliates
Acquisition Fee – the Advisor (2)	—	—	1,012	—	—	—
Asset Management Fee – the Advisor	3,748	3,367	11,151	10,756	1,250	1,185
Debt Financing Fee – the Advisor (3)	—	—	—	3,600	—	—
Other – the Advisor	937	1,177	2,920	2,954	483	767
Property Management Fee – Hines	1,368	1,109	4,095	3,977	59	(16)
Leasing Fee – Hines	1,353	(51)	2,221	2,394	2,845	1,535
Tenant Construction Management Fees – Hines	11	45	40	171	22	1
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	3,288	3,204	10,324	10,978	615	214
Due to Affiliates					$5,274	$3,686

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

11. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Change in other assets	$(1,029)	$(15)
Change in tenant and other receivables	(7,027)	(373)
Change in deferred leasing costs	(44,312)	(24,355)
Change in accounts payable and accrued expenses	26,889	(24,288)
Change in participation interest liability	12,087	3
Change in other liabilities	(1,119)	(929)
Change in due to affiliates	1,599	(3,658)
Changes in assets and liabilities	$(12,912)	$(53,615)

12. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$34,020	$40,348
Cash paid for income taxes	$264	$553
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$15,446	$15,746
Distributions reinvested	$17,034	$28,719
Shares tendered for redemption	$8,683	$11,474
Assumption of mortgages upon dissolution of joint venture	$10,947	$—
Noncash net assets acquired upon acquisition of property	$172,244	$—

13.  Commitments and Contingencies

In May 2014, Norton Rose Fulbright LLP signed a lease renewal for its space in JPMorgan Chase Tower located in Dallas, Texas.  In connection with this renewal, the Company committed to fund $14.2 million of tenant improvements and leasing commissions related to its space, to be paid in future periods.  As of September 30, 2014, $12.2 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

On September 19, 2014, Locke Lord LLP signed a lease renewal for its space in JPMorgan Chase Tower located in Dallas, Texas.  In connection with this renewal, the Company committed to fund $15.9 million of tenant improvements and leasing commissions related to its space, to be paid in future periods.  As of September 30, 2014, $15.9 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The credit agreement for the HSH Nordbank pooled mortgage facility requires that the properties financed by this facility maintain a combined occupancy at or above 85%. As of September 30, 2014, certain properties caused the Company to fail to meet this occupancy requirement. As a result, the facility’s limited payment guaranty to which the Company is a party has been triggered, requiring the Company to commit to fund a property leasing guaranty in an amount that would be required to increase the occupancy of properties financed by this facility to 90%. As of September 30, 2014, the Company believes the amount of this potential guaranty obligation is $9.2 million. This guaranty will be discharged once the portfolio of properties financed by this facility achieves a combined occupancy greater than or equal to 85% or once all outstanding payments of interest and principal are paid in full. No liability was recorded in relation to this guaranty, as the Company believes the probability of the Company being required to perform under this guaranty is remote.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of September 30, 2014 and December 31, 2013 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying condensed consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014	$50,924	$—	$50,924	$—
December 31, 2013	$67,652	$—	$67,652	$—

Financial Instruments Fair Value Disclosures

Other Financial Instruments

As of September 30, 2014, management estimated that the fair value of notes payable, which had a carrying value of $1.1 billion, was $1.1 billion. As of December 31, 2013, management estimated that the fair value of notes payable, which had a carrying value of $795.7 million, was $794.1 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, however the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of September 30, 2014, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

 Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The fair value methodologies used to measure long-lived assets are described in Note 2 — Summary of Significant Accounting Policies — Impairment of Investment Property. The inputs associated with the valuation of long-lived assets are generally included in Level 2 or Level 3 of the fair value hierarchy, as discussed below. There were no events during the nine months ended September 30, 2014 which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment charges were recorded for the three and nine months ended September 30, 2014 on the Company’s directly-owned properties.

As of September 30, 2013, the Company determined that its directly-owned investments, Airport Corporate Center and the Minneapolis Office/Flex Portfolio, were impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for these investments. Also, the Minneapolis Office/Flex Portfolio was impaired during the quarter ended September 30, 2013 due to a deterioration of market conditions.

During the year ended December 31, 2013, the Company determined that its directly-owned investment, 4050/4055 Corporate Drive, was impaired due to a shortened expected hold period. As a result of this impairment, the projected undiscounted cash flows were reduced for the investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue
Office properties	$55,326	$40,872	$163,607	$123,914
Domestic industrial property	791	788	2,355	2,316
Domestic retail properties	3,958	—	13,005	—
Total revenue	$60,075	$41,660	$178,967	$126,230

Net property revenues in excess of expenses(1)
Office properties	$29,172	$20,844	$86,955	$62,271
Domestic industrial property	541	502	1,462	1,553
Domestic retail properties	2,700	—	9,212	—
Total segment net property revenues in excess of expenses	$32,413	$21,346	$97,629	$63,824

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of domestic office properties	$(8,005)	$(452)	$74,237	$80,743
Equity in earnings (losses) of domestic retail properties	—	475	—	656
Equity in earnings (losses) of international industrial property	—	—	—	48
Total equity in earnings (losses) of unconsolidated entities	$(8,005)	$23	$74,237	$81,447

(1)	Revenues less property operating expenses, real property taxes and property management fees.

Total assets	September 30, 2014		December 31, 2013
Office properties	$1,926,838		$1,489,901
Domestic industrial property	36,012		36,504
Domestic retail properties	196,894		—
Investment in unconsolidated entities
Office properties	212,169		237,110
Domestic retail properties	—		156,585
Corporate-level accounts	154,409	(1)	262,623	(2)
Total assets	$2,526,322		$2,182,723

(1)	This amount primarily consists of cash and cash equivalents at the corporate level, including the cash collateral deposit related to the letter of credit with the Bank of Montreal.

(2)
This amount primarily consists of cash and cash equivalents at the corporate level, including proceeds from the sale of the Company’s directly and indirectly-owned investments, proceeds from the Core Fund distribution the Company received in August 2013, and the cash collateral deposit related to the letter of credit with the Bank of Montreal.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation to net income (loss)
Total segment net property revenues in excess of expenses	$32,413	$21,346	$97,629	$63,824
Depreciation and amortization	(24,472)	(12,361)	(73,584)	(37,695)
Acquisition related expenses	(13)	—	(282)	—
Asset management and acquisition fees	(7,744)	(7,843)	(27,166)	(24,562)
General and administrative	(1,633)	(1,590)	(5,280)	(5,166)
Impairment losses	—	(30,612)	—	(32,163)
Gain (loss) on derivative instruments, net	7,165	8,743	16,727	28,287
Gain (loss) on settlement of derivative instruments	—	(5,374)	—	(5,374)
Gain (loss) on sale or dissolution of unconsolidated joint venture	—	—	13,381	16,087
Equity in earnings (losses) of unconsolidated entities, net	(8,005)	23	74,237	81,447
Gain (loss) on sale of real estate investments	(3)	—	9,496	—
Interest expense	(11,999)	(11,256)	(36,880)	(36,968)
Interest income	171	195	557	576
Benefit (provision) for income taxes	(72)	(73)	(237)	(211)
Income (loss) from discontinued operations, net of taxes	(139)	154,488	(345)	304,059
Net income (loss)	$(14,331)	$115,686	$68,253	$352,141

16. Subsequent Events

Airport Corporate Center

In October 2014, the Company sold Airport Corporate Center, a portfolio of properties located in the Miami Airport submarket of Miami, Florida. Airport Corporate Center consists of 11 buildings and a 5.46-acre land development site. The net contract sales price for Airport Corporate Center was $132.3 million, exclusive of transaction costs and closing prorations. The Company originally acquired its interest in Airport Corporate Center in January 2006 for $156.8 million.

HSH Nordbank

In November 2014, the Company gave notice to HSH Nordbank of its intention to prepay the outstanding debt balance of $102.3 million related to the Citymark, 3 Huntington Quadrangle and 5th and Bell properties. In connection with the prepayment of the debt, the Company will incur an estimated breakage fee of approximately $12.1 million to terminate the related swap agreements with HSH Nordbank. In addition, HSH Nordbank recently concluded its appraisal process on the properties serving as collateral under the Company’s pooled mortgage facility and the Company will no longer be required to maintain a letter of credit for $116.9 million from the Bank of Montreal, thereby releasing the related restricted cash.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of September 30, 2014, we had direct and indirect interests in 36 properties. These properties consist of 27 office properties located throughout the United States, one industrial property in Dallas, Texas and a portfolio of eight grocery-anchored shopping centers located in four states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”). In total, we acquired interests in 64 properties since our inception and have sold our interests in 29 of those properties as of November 12, 2014.

The following table provides summary information regarding the properties in which we owned interests as of September 30, 2014. All assets which are 100% owned by us are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership(1)
Directly-owned Properties
Office Properties / Industrial Property
321 North Clark	Chicago, Illinois	04/2006	889,744	86%	100%
Citymark	Dallas, Texas	08/2005	218,926	68%	100%
4050/4055 Corporate Drive	Dallas, Texas	05/2008	643,429	85%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,253,615	78%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	95%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	89%	100%
2100 Powell	Emeryville, California	12/2006	345,892	68%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,912	92%	100%
Airport Corporate Center (2)	Miami, Florida	01/2006	1,018,428	80%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	97%	100%
1515 S Street	Sacramento, California	11/2005	399,636	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	254,145	98%	100%
Seattle Design Center (3)	Seattle, Washington	06/2007	390,684	60%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	100%	100%
Howard Hughes Center	Los Angeles, California	01/2014	1,355,641	87%	100%
Total for Office Properties / Industrial Property			9,317,208	86%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	102,864	100%	100%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	97%	100%
Champions Village	Houston, Texas	11/2008	392,780	86%	100%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	93%	100%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	100%	100%
Shoppes at Parkland	Parkland, Florida	03/2009	145,720	99%	100%
Oak Park Village	San Antonio, Texas	11/2008	64,287	95%	100%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	98%	100%
Total for Grocery-Anchored Portfolio			1,038,835	93%
Total for Directly-owned Properties			10,356,043	87%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Effective Ownership(1)
Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	81%		24%
The Carillon Building	Charlotte, North Carolina	07/2007	474,250	79%		24%
Charlotte Plaza	Charlotte, North Carolina	06/2007	630,714	92%		24%
One North Wacker	Chicago, Illinois	03/2008	1,373,754	92%		12%
333 West Wacker	Chicago, Illinois	04/2006	858,040	91%		19%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	66%		24%
Riverfront Plaza	Richmond, Virginia	11/2006	951,897	80%		24%
Wells Fargo Center	Sacramento, California	05/2007	507,138	82%		19%
525 B Street	San Diego, California	08/2005	449,180	86%		24%
Warner Center	Woodland Hills, California	10/2006	808,274	93%		19%
Total for Core Fund Properties			8,119,067	84%
Total for All Properties			18,475,110	86%	(4)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On September 30, 2014, Hines REIT owned a 93.0% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 7.0% interest in the Operating Partnership. In addition, the Company owned an approximate 28.8% non-managing general partner interest in the Core Fund as of September 30, 2014. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 42.2% to 82.8%.

(2)
In October 2014, we sold Airport Corporate Center. The contract sales price for Airport Corporate Center was $132.3 million, exclusive of transaction costs and closing prorations. We originally acquired our interest in Airport Corporate Center in January 2006 for $156.8 million.

(3)
In August 2014, we entered into a contract to sell Seattle Design Center for a contract sales price of $25.0 million. The Seattle Design Center is a mixed-use office and retail complex located five miles south of the central business district of Seattle, Washington. We acquired Seattle Design Center in June 2007 for a contract purchase price of $56.8 million. We expect the closing of this sale to occur in November 2014, although there can be no assurances as to when this sale will be completed.

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

Since the conclusion of our third public offering, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders.  In doing this, we have elected to make strategic dispositions, as discussed above, which have provided us with additional liquidity.  We have used and intend to continue using these sale proceeds for strategic acquisitions, capital expenditure and leasing capital needs, to reduce our leverage in the portfolio, to make additional special distributions or for other purposes. For example, in January 2014, we acquired the Howard Hughes Center, a complex of five Class A office buildings in Los Angeles, for $510.7 million. The addition of this prime property located in a desirable west-coast, gateway city helps bolster our portfolio’s collection of high-quality, core office properties located on the West Coast. This acquisition represents another step in repositioning our portfolio for a potential liquidity event in the future. With the acquisition of the Howard Hughes Center and the effect of the Grocery-Anchored Portfolio Transaction, our portfolio was geographically located 49% in the West, 17% in the Midwest, 8% in the East and 26% in the South as of September 30, 2014.

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

During the three and nine months ended September 30, 2014, the Core Fund recorded an impairment loss of $27.9 million on Riverfront Plaza in Richmond, Virginia due to deterioration of market conditions.

Our portfolio was 86% and 85% leased as of September 30, 2014 and December 31, 2013, respectively. Our management closely monitors the portfolio’s lease expirations, which for the period from October 1, 2014 through December 31, 2014, and for each of the years ended December 31, 2015 through December 31, 2018, are expected to approximate 3.0%, 6.9%, 6.5%, 10.1% and 13.9%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to lease our properties to a diverse tenant base over a variety of industries, our portfolio is approximately 18% leased to approximately 96 companies in the legal industry and approximately 13% leased to over 117 companies in the financial and insurance industries.

Further, with the authorization of our board of directors, we declared distributions for January 2014 through November 2014. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan.

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

We are focused on maintaining a strong cash position and managing our capital needs.  Historically, our liquidity needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities.  However, due to our ability to execute on several strategic asset sales, an increasing portion of our liquidity needs were met and will continue to be met through the sale of our investment properties. If we continue to sell significant assets and do not reinvest the proceeds in additional investments, it will reduce the cash flow generated by our properties and may adversely impact our ability to pay regular distributions to our stockholders at the current distribution rate. Below is a list of properties acquired and sold by us and the Core Fund during the nine months ended September 30, 2014:

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

•	Airport Corporate Center - See “Subsequent Events” for additional information regarding the sale of Airport Corporate Center.

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

Mortgage Financing

Our portfolio was 45% leveraged as of September 30, 2014, with 67% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was 42% leveraged as of December 31, 2013, with 86% of our debt in the form of fixed-rate mortgage loans. This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro-rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

See “— Cash Flows from Financing Activities — Debt Financings” for additional information regarding our financing activity during the nine months ended September 30, 2014.

Cash Flows from Operating Activities

Net cash provided by operating activities was $100.7 million for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $16.6 million for the nine months ended September 30, 2013. This increase is primarily due to distributions received from the Core Fund resulting from its recent property sales as well as the acquisitions of Howard Hughes Center and the Grocery-Anchored Portfolio Transaction during 2014.

Cash Flows from Investing Activities

Net cash used in investing activities was $380.9 million for the nine months ended September 30, 2014 compared to net cash provided by investing activities of $973.9 million for the nine months ended September 30, 2013. The factors that contributed to the change between the two periods are summarized below.

2014

•	We had cash outflows related to our acquisition of the Howard Hughes Center in January 2014 of $474.9 million.

•	We received aggregate proceeds of $71.6 million from sale of the Minneapolis Office/Flex Portfolio in 2014.

•
We received distributions from the Core Fund totaling $99.7 million, of which $25.5 million was included in cash flows from investing activities, as they exceeded our equity in earnings of the joint venture.

2013

•	In September 2013, we contributed $23.7 million to relieve a preferred equity position held by a third-party in the joint venture with Weingarten.

•
In July 2013, we received proceeds of $526.1 million from the sale of the Raytheon/DIRECTV buildings and One Wilshire before retiring $249.8 million in mortgage loans in relation to this sale and paying $9.8 million in prepayment penalties on the settlement of the mortgage loans.

•	In April 2013, we contributed $10.2 million to our joint venture with Weingarten in order for the joint venture to retire a loan at one of its properties without a prepayment penalty.

•	In March 2013, we received proceeds of $393.4 million from the sale of Williams Tower before retiring a related $165.0 million mortgage loan.

•	In January 2013, we received net proceeds of $43.3 million from the sale of our 50% interest in Distribution Park Rio.

•	We had cash outflows related to investments in property of $7.1 million, primarily as a result of capital expenditures at our properties.

•
We received distributions from the Core Fund totaling $94.1 million, of which $50.5 million were included in cash flows from investing activities as they exceeded our equity in earnings of the joint venture.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 increased by $1.0 billion as compared with prior year. This increase is primarily due to the following, each of which is discussed further below:

•	Net proceeds from debt were $808.4 million higher in 2014.

•	Distributions paid to stockholders were $204.6 million less in 2014 due to a special distribution paid in April 2013

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

Further, with the authorization of our board of directors, we declared distributions for the period from April 2013 through November 2014. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2014 and 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2014 (1)
September 30, 2014	$9,756	$5,615	$15,371		$76
June 30, 2014	9,659	5,610	15,269		74
March 31, 2014	9,552	5,613	15,165		74
Total	$28,967	$16,838	$45,805		$224

2013 (1)
December 31, 2013	$9,786	$5,811	$15,597		$75
September 30, 2013	9,769	5,902	15,671		75
June 30, 2013	9,829	5,913	15,742		960
March 31, 2013	214,893	11,175	226,068	(2)	138
Total	$244,277	$28,801	$273,078		$1,248

(1)
Except as noted below, excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 10 — Related Party Transactions). The amount of distributions declared with respect to the Participation Interest for the quarters ended September 30, 2014, June 30, 2014 and March 31, 2014 were $1.1 million, $1.0 million and $1.0 million, respectively. The distributions declared with respect to the Participation Interest for the quarters ended December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013 were $0.9 million, $0.9 million, $0.9 million and $1.5 million, respectively. Included in the $226.1 million amount declared for the three months ended March 31, 2013 in the above table is the $10.0 million special distribution declared in March 2013 to the Participation Interest.

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

For the nine months ended September 30, 2014, we funded our cash distributions with cash flows from operating activities (71%) and distributions received from our unconsolidated investments (29%). For the nine months ended September 30, 2013, we funded our distributions with cash flows from operating activities (6%), distributions received from our unconsolidated investments (2%) and proceeds from the sales of our real estate investments (92%).

Redemptions

During the nine months ended September 30, 2014 and 2013, we funded redemptions of $33.7 million and $32.2 million, respectively, pursuant to the terms of our share redemption program. On March 25, 2013, our board of directors amended and restated our share redemption program to reinstate the program, effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. Generally, funds available for redemption are limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter.  However, our board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. Our board of directors determined to waive this limitation on the share redemption plan and fully honor all eligible requests received for the nine months ended September 30, 2014, which were in excess of the $17.0 million received from our dividend reinvestment plan in the prior quarters.

Debt Financings

We use debt financing from time to time for investments in real property, property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.  As of September 30, 2014, our portfolio was approximately 45% leveraged compared to 42% as of December 31, 2013.  This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro-rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.  Additionally, as of September 30, 2014 and December 31, 2013, our debt financing had a weighted average interest rate of 4.1% and 5.0%, respectively (including the effect of interest rate swaps).

The following list summarizes our debt financings for the nine months ended September 30, 2014 and 2013:

2014

•
We received proceeds of $425.0 million related to our acquisition credit agreement (the “JPMorgan Acquisition Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) upon acquisition of the Howard Hughes Center and we made a payment of $45.0 million related to this agreement.

•
We received proceeds of $170.0 million under a revolving credit facility (the “Revolving Loan Facility”) and $200.0 million under a term loan (the “Term Loan”) pursuant to a credit agreement with Chase in order to repay $370.0 million in loans outstanding under the JPMorgan Acquisition Credit Agreement.

•
We also made an additional payment of $10.0 million in April 2014 on the JPMorgan Acquisition Credit Agreement so that the entire $380.0 million amount of loans outstanding under the JPMorgan Acquisition Credit Agreement as of March 31, 2014 was repaid.

•	We made payments of $64.0 million in May 2014, $25.0 million in July 2014 and $10.0 million in September 2014 under the Revolving Loan Facility.

•	We received proceeds of $15.0 million under the Revolving Loan Facility in September 2014.

•	We made payments of $3.6 million for financing costs related to our loans.

2013

•
We made payments of $436.5 million related to our loans secured by One Wilshire, JPMorgan Chase Tower, the Minneapolis Office/Flex Portfolio, 2555 Grand and the Seattle Design Center. As a result of the prepayment of debt at the Seattle Design Center, we paid a prepayment penalty of $5.4 million.

•	We received proceeds of $360.0 million related to the refinancing of the One Wilshire and JPMorgan Chase Tower secured mortgages and the $86.0 million bridge loan from Chase.

•
We made payments of $414.9 million related to our loans secured by Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings upon the sale of those assets. As a result of the prepayment of debt on One Wilshire and the Raytheon/DIRECTV buildings, we paid prepayment penalties of $9.8 million.

•	We made payments of $86.0 million related to borrowings under a bridge loan from Chase. This bridge loan expired in October 2013 and we elected not to renew the facility.

•
We made payments of $32.0 million related to borrowings under our revolving credit facility with KeyBank. Our revolving credit facility with KeyBank expired in February 2013 and we elected not to renew or replace the facility.

•	We made payments of $3.9 million for financing costs related to our loans.

Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

As of September 30, 2014, we owned 26 properties directly that were 87% leased compared to 18 properties that were 83% leased as of September 30, 2013. Our same-store properties were 86% and 84% leased as of September 30, 2014 and 2013, respectively. The table below includes revenues and expenses of our directly-owned properties for the three and nine months ended September 30, 2014 and 2013. Disposed properties include the results of operations of properties that were sold, but whose results were not classified as discontinued operations. See “Discontinued Operations” below for additional information regarding our property dispositions (all amounts in thousands, except for percentages):

	Three Months Ended September 30,		Change
	2014	2013	$	%
Property revenues:
Same-store properties	$43,311	$39,939	$3,372	8.4%
Recent acquisitions	$16,733	$—	$16,733	—%
Disposed properties	$31	$1,721	$(1,690)	(98.2)%
Total property revenues	$60,075	$41,660	$18,415	44.2%
Property expenses: (1)
Same-store properties	$21,249	$19,083	$2,166	11.4%
Recent acquisitions	$6,413	$—	$6,413	—%
Disposed properties	$—	$1,231	$(1,231)	(100.0)%
Total property expenses	$27,662	$20,314	$7,348	36.2%
Property revenues in excess of expenses
Same-store properties	$22,062	$20,856	$1,206	5.8%
Recent acquisitions	$10,320	$—	$10,320	—%
Disposed properties	$31	$490	$(459)	(93.7)%
Total property revenues in excess of expenses	$32,413	$21,346	$11,067	51.8%

Other
Depreciation and amortization	$24,472	$12,361	$12,111	98.0%
Impairment losses	$—	$30,612	$(30,612)	(100.0)%
Gain (loss) on settlement of derivative instruments	$—	$(5,374)	$5,374	100.0%
Gain (loss) on sale of real estate investments	$(3)	$—	$(3)	—%
Interest expense	$11,999	$11,256	$743	6.6%

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Property revenues:
Same-store properties	$127,727	$120,425	$7,302	6.1%
Recent acquisitions	$48,424	$—	$48,424	—%
Disposed properties	$2,816	$5,805	$(2,989)	(51.5)%
Total property revenues	$178,967	$126,230	$52,737	41.8%
Property expenses: (1)
Same-store properties	$62,086	$59,019	$3,067	5.2%
Recent acquisitions	$18,137	$—	$18,137	—%
Disposed properties	$1,115	$3,387	$(2,272)	(67.1)%
Total property expenses	$81,338	$62,406	$18,932	30.3%
Property revenues in excess of expenses
Same-store properties	$65,641	$61,406	$4,235	6.9%
Recent acquisitions	$30,287	$—	$30,287	—%
Disposed properties	$1,701	$2,418	$(717)	(29.7)%
Total property revenues in excess of expenses	$97,629	$63,824	$33,805	53.0%

Other
Depreciation and amortization	$73,584	$37,695	$35,889	95.2%
Impairment losses	$—	$32,163	$(32,163)	(100.0)%
Gain (loss) on settlement of derivative instruments	$—	$(5,374)	$5,374	100.0%
Gain (loss) on sale of real estate investments	$9,496	$—	$9,496	—%
Interest expense	$36,880	$36,968	$(88)	(0.2)%

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

The increase in property revenues in excess of expenses for the same-store properties for the three months ended September 30, 2014 is primarily due to a new lease signed at 5th and Bell. Additionally, during the nine months ended September 30, 2014, the increase in property revenues in excess of expenses for the same-store properties is primarily due to an early lease termination fee received at JPMorgan Chase Tower.

The increase in property revenues in excess of expenses for the recent acquisitions for the three and nine months ended September 30, 2014 is primarily due to our acquisition of Howard Hughes Center and the Grocery-Anchored Portfolio Transaction in January 2014.

The decrease in property revenues in excess of expenses for the disposed properties for the three and nine months ended September 30, 2014 is primarily due to the sale of the Minneapolis Office/Flex Portfolio.

Depreciation and amortization increased during the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to our acquisition of Howard Hughes Center and the Grocery-Anchored Portfolio Transaction in January 2014.

Loss on settlement of derivative instruments decreased during the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to a prepayment penalty paid in connection with the retirement of debt at the Seattle Design Center in August 2013.

Gain on sale of real estate investments increased during the nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to the sale of the Minneapolis Office/Flex Portfolio.

In January 2014, we dissolved our joint venture with Weingarten. As a result of the Grocery-Anchored Portfolio Transaction, we recognized a gain on sale of $13.2 million. Comparatively, during the nine months ended September 30, 2013, we sold our 50% indirect interest in Distribution Park Rio and recognized a gain of $16.1 million as a result of the sale.

During the third quarter of 2013, we determined that our directly-owned investment property located in Miami, Florida was impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for this investment to less than its carrying value. Additionally, we determined that our directly-owned investment property located in Minneapolis, Minnesota was impaired due to a deterioration of market conditions. Accordingly, we recorded an impairment charge of $30.6 million to write these assets down to fair value for the three months ended September 30, 2013.

During the second quarter of 2013, we also determined that our directly-owned investment property located in Minneapolis, Minnesota was impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for the property to less than its carrying value. Accordingly, we recorded an impairment charge of $3.2 million to write this asset down to fair value for the nine months ended September 30, 2013.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  As a result of future potential disposals, possible reinvestments and other factors, our results of operations for the period ended September 30, 2014 could differ from our results of operations in future periods.

Discontinued Operations

In 2013, we sold Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings. The operating results of these properties have been reclassified and reported as income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) below. As described in Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements, we adopted amendments to the Codification regarding discontinued operations effective January 1, 2014. As a result, none of our dispositions for the three and nine months ended September 30, 2014 were classified as discontinued operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
	(In thousands)
Revenues:
Rental revenue	$(159)	$1,308		$(215)	$32,128
Other revenue	2	49		19	6,174
Total revenues	(157)	1,357		(196)	38,302
Expenses:
Property operating expenses	(13)	371		158	9,725
Real property taxes	—	145		—	4,348
Property management fees	—	42		(1)	906
Depreciation and amortization	—	325		—	8,308
Impairment losses	—	1,601	(1)	—	4,006	(1)
Total expenses	(13)	2,484		157	27,293
Income (loss) from discontinued operations before interest income (expense), benefit (provision) for income taxes, gain (loss) on settlement of debt and gain (loss) on sale of discontinued operations	(144)	(1,127)		(353)	11,009
Interest expense	—	(235)		—	(6,868)
Interest income	6	4		16	20
Benefit (provision) for income taxes	(1)	(611)		(8)	(649)
Gain (loss) on settlement of debt	—	(9,839)		—	(9,839)
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(139)	(11,808)		(345)	(6,327)
Gain (loss) on sale of discontinued operations	—	166,296		—	310,386
Income (loss) from discontinued operations	$(139)	$154,488		$(345)	$304,059

(1)
The contract sales price for the Raytheon/DIRECTV buildings was less than their carrying value and, as a result, an impairment loss was recorded for the three and nine months ended September 30, 2013 related to this discontinued operation.

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of September 30, 2014, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 10 properties that were 84% leased. As of September 30, 2013, we owned a 27.1% non-managing general partner interest in the Core Fund, which held interests in 13 properties that were 86% leased.

Our equity in losses related to our investment in the Core Fund for the three months ended September 30, 2014 was $8.0 million, compared to equity in losses of $0.5 million for the three months ended September 30, 2013. Our equity in earnings related to our investment in the Core Fund for the nine months ended September 30, 2014 was $74.2 million, compared to equity in earnings of $80.7 million for the nine months ended September 30, 2013. The change in our equity in earnings (losses) for the three and nine months ended September 30, 2014 primarily resulted from the following:

•
In January 2014, the Core Fund sold 101 Second Street, an office property located in San Francisco, California, which it acquired in September 2004 for a contract purchase price of $157.0 million. The contract sales price was $297.5 million. As a result of the sale of 101 Second Street, the Core Fund recognized a gain on sale of $174.4 million. As a result of the sale, we recognized a gain of $41.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations for the nine months ended September 30, 2014.

•
In May 2014, the Core Fund sold The KPMG Building, an office property located in San Francisco, California, which it acquired in September 2004 for a contract purchase price of $148.0 million. The contract sales price was $274.0 million. As a result of the sale of The KPMG Building, the Core Fund recognized a gain on sale of $155.9 million. As a result of the sale, we recognized a gain of $37.2 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations for the nine months ended September 30, 2014.

•
In June 2014, the Core Fund sold 720 Olive Way, an office property located in Seattle, Washington, which it acquired in January 2006 for a contract purchase price of $83.7 million. The contract sales price was $101.0 million. As a result of the sale of 720 Olive Way, the Core Fund recognized a gain on sale of $26.5 million. As a result of the sale, we recognized a gain of $5.0 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations for the nine months ended September 30, 2014.

CORPORATE LEVEL ACTIVITIES

Other Corporate-level Activities

The tables below provide detail relating to our asset management fees and general and administrative expenses (all amounts in thousands, except percentages):

	Three Months Ended September 30,		Change
	2014	2013	$	%
Acquisition fee	$—	$—	$—	—%
Asset management fee	$7,744	$7,843	$(99)	(1.3)%
Asset management and acquisition fees	$7,744	$7,843	$(99)	(1.3)%

Acquisition-related expenses	$13	$—	$13	—%
General and administrative expenses	$1,633	$1,590	$43	2.7%

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Acquisition fee	$1,012	$—	$1,012	—%
Asset management fee	$26,154	$24,562	$1,592	6.5%
Asset management and acquisition fees	$27,166	$24,562	$2,604	10.6%

Acquisition related expenses	$282	$—	$282	—%
General and administrative expenses	$5,280	$5,166	$114	2.2%

We pay acquisition fees to our Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is equal to 0.50% of (i) the purchase price of real estate investments acquired directly by us, including any debt attributable to such investments or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. Acquisition fees increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due to our acquisition of the Howard Hughes Center in January 2014. In connection with the acquisition of the Howard Hughes Center, we were obligated to pay approximately $5.0 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable related to the Participation Interest. The Advisor and HALP Associates Limited Partnership, the holder of the Participation Interest, respectively, agreed to waive $1.5 million of the cash acquisition fee and all of the $2.5 million acquisition fee payable as an increase to the Participation Interest.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. Our asset management fees increased for the nine months ended September 30, 2014 due to our acquisition of Howard Hughes Center and the Grocery-Anchored Portfolio Transaction in January 2014. Additionally, the increase in our asset management fees for the nine months ended September 30, 2014 compared to the same period in 2013 was also impacted by the Board’s determination of a reduction in the Company’s estimated per share net asset value in March 2013, which reduced the asset management fee expense recorded during the nine months ended September 30, 2013 related to the Participation Interest.

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

The table below summarizes FFO and MFFO for the three and nine months ended September 30, 2014 and 2013 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(14,331)	$115,686	$68,253	$352,141
Depreciation and amortization(1)	24,472	12,686	73,584	46,003
(Gain) loss on sale or dissolution of investment property and unconsolidated joint venture(2)	3	(156,458)	(22,877)	(316,634)
Impairment on real estate investments(3)	—	32,213	—	36,169
Adjustments to equity in earnings (losses) from unconsolidated entities, net(4)	12,193	6,393	(59,771)	(60,733)
Adjustments for noncontrolling interests(5)	(479)	226	(1,070)	(121)
Funds from operations	21,858	10,746	58,119	56,825
(Gain) loss on derivative instruments(6)	(7,165)	(8,743)	(16,727)	(28,287)
Other components of revenues and expenses(7)	1,330	8,698	4,573	13,199
Acquisition fees and expenses (8)	13	—	1,131	—
Adjustments to equity in earnings (losses) from unconsolidated entities, net(4)	(466)	(1,278)	(1,488)	(3,698)
Adjustments for noncontrolling interests(5)	409	78	822	1,050
Modified Funds From Operations	$15,979	$9,501	$46,430	$39,089

Basic and Diluted Income (Loss) Per Common Share	$(0.06)	$0.50	$0.30	$1.51
Funds From Operations Per Common Share	$0.10	$0.05	$0.26	$0.24
Modified Funds From Operations Per Common Share	$0.07	$0.04	$0.20	$0.17
Weighted Average Shares Outstanding	225,876	230,271	226,818	232,352

(1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes $8.3 million of depreciation and amortization related to discontinued operations for the nine months ended September 30, 2013.

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

(3)
Represents impairment charges recorded in the third quarter of 2013 in accordance with GAAP. Although such impairment charges on operating real estate investments are included in the calculation of net income (loss), we have excluded them from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis. This amount includes $1.6 million and $4.0 million of impairment losses related to discontinued operations for the three and nine months ended September 30, 2013, respectively. See “Results of Operations — Results of Directly-Owned Properties” for additional information regarding our impairment charges.

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

(7)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Straight-line rent adjustment (a)	$(1,918)	$(656)	$(4,832)	$(3,338)
Amortization of lease incentives (b)	3,830	4,234	11,474	12,768
Amortization of out-of-market leases (b)	(662)	(424)	(2,372)	(2,191)
Settlement of derivative instrument (c)	—	5,374	—	5,374
Other	80	170	303	586
	$1,330	$8,698	$4,573	$13,199

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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
Amortization of deferred financing costs was $0.5 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and was deducted in determining MFFO. Amortization of deferred financing costs was $2.1 million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively, and was deducted in determining MFFO.

•
During the nine months ended September 30, 2014, we sold our directly-owned interest in the Minneapolis Office/Flex Portfolio. See “—Financial Condition, Liquidity and Capital Resources — Cash Flows from Investing Activities” above for additional information.

•
During the nine months ended September 30, 2014, the Core Fund sold its interest in 101 Second Street, The KPMG Building and 720 Olive Way. For additional information regarding the sale of these properties by the Core

Fund see “Results of Operations — Results for our Indirectly-Owned Properties — Our Interest in the Core Fund.”

•
A portion of our acquisition and asset management fees are paid in equity through the Participation Interest. For the three and nine months ended September 30, 2014, we recorded asset management fee expense with respect to the Participation Interest and its related distributions of $4.0 million and $15.0 million. For the three and nine months ended September 30, 2013, we recorded expense of $4.5 million and $13.8 million, with respect to the Participation Interest and its related distributions.

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

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Airport Corporate Center

In October 2014, we sold Airport Corporate Center, a portfolio of properties located in the Miami Airport submarket of Miami, Florida. Airport Corporate Center consists of 11 buildings and a 5.46-acre land development site. The net contract sales price for Airport Corporate Center was $132.3 million, exclusive of transaction costs and closing prorations. We originally acquired our interest in Airport Corporate Center in January 2006 for $156.8 million.

HSH Nordbank

In November 2014, we gave notice to HSH Nordbank of our intention to prepay the outstanding debt balance of $102.3 million related to the Citymark, 3 Huntington Quadrangle and 5th and Bell properties. In connection with the prepayment of the debt, we will incur an estimated breakage fee of approximately $12.1 million to terminate the related swap agreements with HSH Nordbank. In addition, HSH Nordbank recently concluded its appraisal process on the properties serving as collateral for our pooled mortgage facility and we will no longer be required to maintain a letter of credit for $116.9 million from the Bank of Montreal, thereby releasing the related restricted cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of September 30, 2014, we had $489.0 million of debt outstanding under our HSH Nordbank credit facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 6.03%.  As of September 30, 2014, we had $440.1 million in variable rate debt that was not hedged with an interest rate swap. If interest rates were to increase by 1%, we would incur an additional $4.4 million in interest expense. See Note 7 — Debt Financing for more information concerning our outstanding debt.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of

September 30, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 12, 2014, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 17, 2014, 7,812.50 restricted common shares were granted to each of our independent directors, Messrs. Lee A. Lahourcade, Stanley D. Levy and Paul B. Murphy Jr. Such restricted shares were granted as part of the independent directors’ annual compensation for service on our board of directors and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

All eligible requests for redemption received by the Company for the three months ended June 30, 2014 were redeemed on July 1, 2014. The shares were redeemed using proceeds from our dividend reinvestment plan from the prior quarter and sales proceeds. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (2)
July 1, 2014 through September 30, 2014	(1)	1,858,214	$5.66	1,858,214	876,620
Total		1,858,214		1,858,214

(1)	All shares were redeemed on July 1, 2014.

(2)
This amount represents the number of shares available for redemption on October 1, 2014. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities for additional information on the re-opening and amendment and restatement of our share redemption program effective in April 2013. The funds available for redemption are generally limited to the amount of proceeds received from our dividend reinvestment plan. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability of a stockholder, we may waive the annual limitation on the number of shares that will be redeemed.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

November 12, 2014	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

November 12, 2014	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.		Description
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

10.1
Agreement of Sale and Purchase, dated as of July 11, 2014, by and between Hines REIT Airport Corporate Center LLC and Hines REIT ACC II LLC and CBRE SPUS7 Acquisitions, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 17, 2014 and incorporated by reference herein).

31.1	*	Certification.
31.2	*	Certification.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101	*
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 12, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

__________

*	Filed herewith