Form 10-K
period 2014-12-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2015-03-27
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

The registrant had 224.3 million shares of common stock outstanding as of March 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2015 annual meeting of stockholders are incorporated by reference in Part III.

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	28
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	33
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	41
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	67
Item 8.	Financial Statements and Supplementary Data	68
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	101
Item 9A.	Controls and Procedures	101
Item 9B.	Other Information	101
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	102
Item 11.	Executive Compensation	102
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	102
Item 13.	Certain Relationships and Related Transactions, and Director Independence	102
Item 14.	Principal Accountant Fees and Services	102
PART IV
Item 15.	Exhibits, Financial Statement Schedules	103

SIGNATURES
EX-10.2	Form of Restricted Share Award Agreement
EX-21.1	List of Subsidiaries
EX-23.1	Consent
EX-23.2	Consent
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906
EX-99.1	Consent of Independent Valuer
EX-99.2	Consent of Independent Valuer
EX-99.3	Consent of Independent Valuer

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

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

Item 1.  Business

General Description of Business and Operations

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT”), was formed by Hines Interests Limited Partnership (“Hines”) on August 5, 2003, primarily for the purpose of engaging in the business of owning interests in real estate. Hines REIT has invested primarily in institutional-quality office properties located throughout the United States. As of December 31, 2014, we owned direct and indirect investments in 34 properties. These properties consisted of 25 U.S. office properties, one industrial property in Dallas, Texas and a portfolio of 8 grocery-anchored shopping centers located in four states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”). These properties contain, in the aggregate, 17.1 million square feet of leasable space. Hines REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of Hines REIT’s current and future business is and will be conducted through Hines REIT Properties, L.P. (the “Operating Partnership”). We refer to Hines REIT, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines REIT or the Company as required by the context in which such pronoun is used.

We made investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through our investment in Hines US Core Office Fund LP (the “Core Fund”) in which we own a 28.8% non-managing general partner interest as of December 31, 2014. In January 2014, we dissolved our joint venture with Weingarten Realty Investors (“Weingarten”), through which we and Weingarten held a portfolio of 12 grocery-anchored shopping centers. As a result of the joint venture dissolution, eight properties in the Grocery-Anchored Portfolio were distributed to us and four were distributed to Weingarten. Collectively, we refer to this transaction as the “Grocery-Anchored Portfolio Transaction.” In total, we have acquired interests in 65 properties since our inception and have sold our interests in 32 of those properties as of March 27, 2015.

We have raised capital for our real estate investments through public offerings of our common shares. In total, we have raised approximately $2.7 billion through our public offerings since June 2004. We commenced a $150.0 million offering of shares of our common stock under our dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of our new $300.0 million offering of shares of our common stock under our dividend reinvestment plan on July 1, 2012.  We refer to both offerings of shares under our dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through December 31, 2014, Hines REIT had received gross offering proceeds of $183.6 million from the sale of 23.2 million shares through the DRP Offering.  Based on market conditions and other considerations, we do not currently expect to commence any future offerings other than those related to shares issued under our dividend reinvestment plan. On January 1, 2015, Hines REIT received gross offering proceeds of $5.6 million from the sale of 0.9 million shares through the DRP Offering.

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

Investment Policies

We have invested and may continue to invest primarily in institutional-quality office properties located throughout the United States. Our principal targeted assets are office properties with quality construction, desirable locations and quality tenants. These types of properties are generally located in central business districts or suburban markets of major metropolitan cities. In addition, we have invested in other real estate investments including properties outside of the United States and non-office properties. We believe that a portfolio of such properties can generate stable cash flow and capital appreciation potential if the office portfolio is well-selected and well-diversified in number and location of properties, and the office properties are consistently well-managed.

Financing Strategy and Policies

We have and may continue to use debt financing from time to time for property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. Our portfolio was 41% leveraged as of December 31, 2014, with 64% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund).

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

We declare distributions to our stockholders as of daily record dates and aggregate and pay such distributions quarterly. For the years ended December 31, 2014, 2013 and 2012, we declared distributions equal to, in the aggregate, $0.27, $0.33 and $0.51 per share, respectively.   Beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our last primary offering price of $10.08 per share). Beginning in April 2013, the annual distribution rate was decreased from $0.00138082 per share, per day to $0.00073973 per share, per day, which represented a change in the annualized distribution rate from 5% to 2.7% (based on our last primary offering price of $10.08 per share). Our last public offering of primary shares ended in 2009. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information concerning the most recent determination of our estimated per share net asset value of $6.50. We have continued to declare distributions at the $0.00073973 per share, per day rate through March 2015.

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

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2004. In addition, the Core Fund has invested in properties through other entities that have elected to be taxed as REITs. Our management believes that we and the applicable entities in the Core Fund are organized and operate, and intend to continue operating, in such a manner as to qualify for treatment as REITs. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2014, 2013 and 2012 in the accompanying consolidated financial statements.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,450 employees located in over 100 cities across the United States and 18 foreign countries allows it to more effectively operate our real estate assets. However, competition may result in lower occupancy or rental rates or increase the level of inducements we offer to tenants.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. No tenant represented more than 10% of our consolidated rental revenue for the years ended December 31, 2014, 2013 and 2012.

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

Investment Risks

There is currently no public market for our common shares, and we do not presently intend to list our common shares on a stock exchange. Therefore, it will likely be difficult for stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The estimated per share net asset value of our common shares has been established at an amount that is less than the price stockholders paid for their shares in our prior public offerings and may be further adjusted in the future.

There is no public market for our common shares, and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit the ability of our stockholders to sell their shares. We have a share redemption program, but it is limited in terms of the amount of shares that may be redeemed. Our board of directors may further limit, suspend or terminate our share redemption program upon 30 days’ written notice, in the form of a current report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) and made available on our website (www.hinessecurities.com). It may be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment from our prior public offerings were reduced by funds used to pay certain up-front fees and expenses. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that stockholders will be able to sell their shares, whether pursuant to our share redemption program or otherwise, without incurring a substantial loss. Our stockholders may also experience substantial losses in connection with a liquidation event or if we dispose of our assets. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, stockholders should consider our common shares as illiquid and a long-term investment and should be prepared to hold their shares for an indefinite length of time. Further, declining real estate fundamentals have had a significant negative impact on values of commercial real estate investments. On December 3, 2014, our board of directors established an estimated per share net asset value (“NAV”) of $6.50, which reflects an increase from the prior estimated per share net asset value of $6.40. As of the date of this Annual Report, the per share redemption price under our share redemption program is $5.45. Beginning with any shares redeemed on or after April 1, 2015, the share redemption price will be $5.45 for ordinary redemptions and $6.50 for redemptions in connection with the death or disability of a stockholder. For a discussion of the methodology pursuant to which our estimated per share net asset value was determined by our board of directors, please see

“Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” for more information.

The estimated per share net asset value of $6.50 was calculated as of a moment in time. Although the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, additional sales of assets, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our dividend level relative to earnings, we do not undertake to update the estimated value per share on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

The actual value of shares that we redeem under our share redemption program may be substantially less or more than what we pay.

As indicated above, under our share redemption program, shares may be redeemed at a price that is less than the most recently announced estimated per share net asset value of our common stock, as determined by our board of directors. The estimated per share net asset value was calculated as of a moment in time, and the value of our shares will fluctuate over time as a result of, among other things, the sale of real properties and distribution of the sale proceeds, developments related to individual assets and changes in the real estate and capital markets. In addition, we have funded and may continue to fund distributions to our stockholders with a portion of the proceeds from sales of our investment property. For these reasons, the estimated per share net asset value may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program at a price that reflects the then-current market value of the shares. If, at the time of redemption, the actual value of the shares is less than the redemption price, then it would cause the redemption to be dilutive to our remaining stockholders. Alternatively, if the actual value of the shares that we redeem is equal to or more than the most recently announced estimated per share net asset value, then a redeeming stockholder will not benefit from any increase in the value of the underlying assets.

The offering price of our shares under our dividend reinvestment plan may not accurately represent the current value of our assets at any particular time and the actual value of your investment may be substantially less than what you pay.

The offering price for shares of our common stock under our dividend reinvestment plan is based on the estimated value per share determined by our board of directors, as described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The estimated per share net asset value was calculated as of a moment in time, and the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. Therefore, the actual value of your investment may be substantially less than what you pay for shares of our common stock. The offering price is not indicative of either the price at which our shares would trade if they were listed on an exchange or actively traded by brokers or of the proceeds that you would receive if we were liquidated or dissolved.

Because we are conducting an ongoing offering pursuant to the dividend reinvestment plan, we are providing information about our net tangible book value per share. As of December 31, 2014, our net tangible book value per share was $4.84, which is less than the offering price for shares of our common stock under the dividend reinvestment plan. Net tangible book value is a rough approximation of value calculated simply as total book value of assets minus total liabilities (all of which are adjusted for noncontrolling interests). It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, (iii) the substantial fees paid in connection with our three prior public offerings, such as selling commissions and marketing fees, all or a portion of which were re-allowed by our dealer manager to participating broker dealers and (iv) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments.

Our share redemption program was suspended from November 2009 through March 2013, except with respect to requests made in connection with the death or disability of a stockholder.  The suspension has been lifted, but our board of directors may suspend or terminate the program at any time, in its sole discretion.  Stockholders' ability to have their shares redeemed is subject to additional limitations under our share redemption program. The funds available for redemption will generally be limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year.  Cash used to fund redemptions may reduce our liquidity.

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

We do not have priority rights to specific investment opportunities identified by Hines. Our right to participate in Hines’ investment allocation process terminated when we fully invested the proceeds of our prior public offerings. Accordingly, Hines will decide in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated real estate investment vehicles, how to allocate such opportunities among us, Hines and other Hines real estate investment vehicles. Because we do not have a right to accept or reject any investment opportunities before Hines or, one or more Hines real estate investment vehicles have the right to accept such opportunities, and are otherwise subject to Hines’ discretion as to the investment opportunities we will receive, we may not be able to review and/or invest in opportunities which we would otherwise pursue if we were the only real estate investment vehicle sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other real estate investment vehicles sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other real estate investment vehicles, we may not be offered favorable investment opportunities identified by Hines when it would otherwise be in our best interest to accept such investment opportunities, and our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of our stockholders’ investment may be adversely impacted thereby.

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

Hines REIT owned a 92.7% general partner interest in the Operating Partnership as of December 31, 2014. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of December 31, 2014. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 6.8% profits interest (the “Participation Interest”) in the Operating Partnership as of December 31, 2014. The Participation Interest will increase to the extent leverage is used because the use of leverage will allow us to acquire more assets. Each increase in this interest will dilute our stockholders' indirect investment in the Operating Partnership and, accordingly, reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

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

Lenders may require us to enter into restrictive covenants that relate to or otherwise limit our operations, which could limit our ability to make distributions to our stockholders, to replace the Advisor or to otherwise achieve our investment objectives.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage, or make distributions under certain circumstances. In addition, provisions of our loan documents may deter us from replacing the Advisor because of the consequences under such agreements and may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

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

We do not expect to operate as an “investment company” under the Investment Company Act. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as “investment securities” as such term is defined under the Investment Company Act, and the value of such assets exceeds 40% of the value of our total assets, we could be deemed to be an investment company. It is possible that many of our interests in real estate may be held through other entities, and some or all of these interests in other entities could be deemed to be investment securities.

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

If our assets are deemed to be plan assets under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Advisor and the fiduciaries of investing ERISA plans may be exposed to liabilities under Title I of ERISA and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, an undivided interest in the assets of the entity attributable to that interest are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rule under applicable regulations of the U.S. Department of the Treasury. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if our Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. In addition, if that were the case, an investment in our common shares might constitute an ineffective delegation of fiduciary responsibility to our Advisor, and expose the fiduciary of the benefit plan to co-fiduciary liability under ERISA for any breach by our Advisor of the fiduciary duties mandated under ERISA. Prior to making a further investment in us through our dividend reinvestment plan, stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on such stockholders' investment and our performance.

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

In the event that we have a concentration of real estate investments in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. An investment in the Company will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.  For example, based on our pro-rata share of the estimated aggregate value of the real estate investments in which we owned interests as of December 31, 2014, approximately 21% of our portfolio consists of properties located in Los Angeles, 13% of our portfolio consists of properties located in Dallas, 13% of our portfolio consists of properties located in Chicago, and 11% of our portfolio consists of properties located in Seattle. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration and — Industry Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by unfavorable developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of December 31, 2014, 21% of our space is leased to tenants in the legal industry, 13% is leased to tenants in the finance and insurance industries and 10% is leased to tenants in the grocery-anchored retail industry.

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

During various cycles, the commercial real estate market has experienced a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may have resulted in inflated purchase prices for such assets. We and the Core Fund purchased assets in such an environment, and to the extent either of us purchases real estate in the future in such an environment, we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount it paid for such assets if, for example, the number of companies seeking to acquire such assets decreases. If any of these circumstances occur or the values of our investments are otherwise negatively affected, our ability to redeem our shares and our stockholders’ overall return may be adversely impacted.

From time to time, distributions we paid to our stockholders were partially funded with advances, borrowings or waivers of fees from our Advisor. We may use similar advances, borrowings, deferrals or waivers of fees from our Advisor or affiliates, or other sources in the future to fund distributions to our stockholders. We cannot assure stockholders that in the future we will be able to achieve cash flows necessary to repay such advances or borrowings and pay distributions at our current per share amounts, or to maintain distributions at any particular level, if at all.

We cannot assure stockholders that we will be able to continue paying distributions to our stockholders at our current per share amounts, or that the distributions we pay will not decrease or be eliminated in the future. As a result of market conditions, beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our last primary offering price of $10.08 per share).  Beginning in April 2013, the annual distribution rate was decreased from $0.00138082 per share, per day to $0.00073973 per share, per day, which represented a change in the annualized distribution rate from 5% to 2.7% (based on our last primary offering price of $10.08 per share). Our last public offering of primary shares ended in 2009. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information concerning the most recent determination of our estimated per share net asset value of $6.50.

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

The past performance of other programs sponsored by Hines may not be indicative of our future results and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. Stockholders should not rely on the past performance of other programs or investments sponsored by Hines to predict, or as an indication of, our future performance.

Our ability to redeem all or a portion of our investment in the Core Fund is subject to significant restrictions.

The partnership agreement for the Core Fund provides that the Core Fund will dissolve on December 31, 2015, subject to two one-year extension periods. Our ability to redeem our investment in the Core Fund is limited and, as a result, we may not be able to redeem some or all of our interest in the Core Fund prior to the liquidation of the Core Fund. Please see “ —If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investments in the Core Fund may be materially adversely affected” below.

If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investments in the Core Fund may be materially adversely affected.

The Core Fund co-owns several buildings together with certain independent pension plans and funds (the “Institutional Co-Investors”) that are advised by General Motors Investment Management Corporation Inc. (the “Institutional Co-Investor Advisor”). Each entity formed to hold these buildings is required to redeem the interests held by the Institutional Co-Investors in such entity at dates ranging from April 3, 2015 to May 1, 2019. Additionally, the Institutional Co-Investor Advisor is entitled to co-investment rights for real estate assets in which the Core Fund invests. For each asset in which Institutional Co-Investors acquire interests pursuant to the Institutional Co-Investor Advisor's co-investment rights, the Core Fund will establish a three-year period ending no later than the twelfth anniversary of the date the asset is acquired during which the entity through which those Institutional Co-Investors co-invest in such asset will redeem such Institutional Co-Investors' interests in such entity, unless the Institutional Co-Investors elect to extend such period. The Institutional Co-Investor Advisor also has certain buy/sell rights in entities in which the Institutional Co-Investors have co-invested with the Core Fund.

In addition, certain limited partnerships established by Ideenkapital Financial Engineering AG and affiliated entities under the laws of Germany own interests in Hines US Core Office Properties LP (“US Core Properties”), a subsidiary of the Core Fund through which it owns its current investments. Each such entity (“IK Fund”) has the right to require US Core Properties to redeem all or a portion of its interest in US Core Properties as of certain dates ranging from December 31, 2016 through December 31, 2017. The Core Fund is obligated to provide US Core Properties with sufficient funds to fulfill US Core Properties' obligations in respect of the IK Fund redemption rights described above, to the extent sufficient funds are not otherwise available to US Core Properties.

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

Our interest in the Core Fund is in the form of a non-managing general partner interest. As a non-managing general partner, we are potentially liable for all liabilities of the Core Fund without having the same rights of management or control over the operation of the Core Fund as the managing general partner. Therefore, our liability may far exceed the amount or value of the investment we initially made or then have in the Core Fund.

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

Numerous real estate companies that operate in the markets in which we operate, including Hines Global REIT, Inc. (“Hines Global I”), Hines Global REIT II, Inc. (“Hines Global II”) and other companies sponsored by Hines, will compete with us in obtaining creditworthy tenants to occupy properties. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may lower our occupancy rates and the rent we may charge tenants.

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

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on our income and our ability to pay distributions. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant's bankruptcy estate. Although rent owed for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owed under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owed under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Unfavorable changes in economic conditions adversely impacted occupancy and rental rates and a return to unfavorable economic conditions could adversely impact our results of operations and our ability to pay distributions to our stockholders.

Unfavorable economic conditions during the Great Recession adversely impacted office building occupancy and rental rates. These declines in occupancy and rental rates in the markets in which we operate had a material adverse impact on our cash flows, operating results and carrying value of our investment properties. A return to unfavorable conditions could have an adverse impact on our results of operations. The risks that may affect conditions in these markets include the following:

•	changes in the national, regional and local economic climates;

•	local conditions, such as an oversupply of office space or a reduction in demand for office space in the area;

•	economic downturns which simultaneously affect more than one of our geographical markets; and

•	increased operating costs, if these costs cannot be passed through to tenants.

In addition, during the Great Recession, national, regional and local economic climates were adversely affected by job losses and the subsequent slow job growth experienced in the United States in the years following the Great Recession, adversely impacted market rents in the markets in which we operate. If unfavorable conditions were to return, we may experience a further loss of rental revenues, which may adversely affect our results of operations and our ability to satisfy our financial obligations and to pay distributions to our stockholders.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB, or collectively, the Boards, issued a revised Exposure Draft concerning leases in May 2013, which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result of these proposals, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders.

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

For example we recorded impairment charges on one and four of our directly-owned investments during 2014 and 2013, respectively. There can be no assurance that we will not record additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken. Please see Note 14 — Fair Value Disclosures of the Notes to the Consolidated Financial Statements in Item 8.

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

The real estate industry is subject to extensive regulation, which may result in higher expenses or other negative consequences that could adversely affect us.

Our activities are subject to federal, state and municipal laws, and to regulations, authorizations and license requirements with respect to, among other things, zoning, environmental protection and historical heritage, all of which may affect our business. We may be required to obtain licenses and permits with different governmental authorities in order to acquire and manage our assets.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which generally took effect in 2011, contains a sweeping overhaul of the regulation of U.S. financial institutions and financial markets. Key provisions of the Dodd-Frank Act require extensive rulemaking by the SEC and the U.S. Commodity Futures Trading Commission, some of which remains ongoing. Thus, the full impact of the Dodd-Frank Act on our business cannot be fully assessed until all final implementing rules and regulations are promulgated.

Various rules currently in effect under the Dodd-Frank Act may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities.

For example, but not by way of limitation, the Dodd-Frank Act and the rules and regulations promulgated thereunder provides for significantly increased regulation of the derivatives markets and transactions that affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to limited exemptions, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities, and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to the Dodd-Frank Act. For example, subject to an exception for “end-

users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. To the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.

In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules. Any such action on the part of public authorities may adversely affect our results from operations.

In the event of noncompliance with such laws, regulations, licenses and authorizations, we may face the payment of fines, project shutdowns, cancellation of licenses, and revocation of authorizations, in addition to other civil and criminal penalties.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks may negatively affect our operations and an investment in our shares. Such attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Hines has historically owned and managed office properties in major metropolitan or suburban areas. We have also invested in such properties. We and the Core Fund also own properties in the central business districts of other major metropolitan cities. Insurance risks associated with potential acts of terrorism against office and other properties in major metropolitan areas could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. We have terrorism insurance, but the terrorism insurance that we have may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance.

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

A prolonged national or world-wide economic downturn or volatile capital market conditions could adversely affect our results of operations and our ability to pay distributions to our stockholders.

If disruptions in the capital and credit markets occur again, as have been experienced during recent years, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

If these disruptions in the capital and credit markets should occur again as a result of, among other factors, uncertainty, changing or increased regulation, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining values in real estate. For example, a prolonged economic downturn could negatively impact our property investments as a result of increased customer delinquencies and/or defaults under our leases, generally lower demand for rentable space, potential oversupply of rentable space leading to increased concessions, and/or customer improvement expenditures, or reduced rental rates to maintain occupancies.

Our operations could be negatively affected to a greater extent if an economic downturn occurs again, is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders and may result in a decrease in the value of our stockholders’ investment.

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

Environmental laws, including any changes to existing environmental laws to address climate change, also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require expenditures. Such laws may be amended so as to require compliance with stringent standards which could require us to make unexpected, substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. We may be potentially liable for such costs in connection with the ownership of our properties in the United States. The cost of defending against claims of liability, compliance with environmental regulatory requirements or remediating any contaminated property could be substantial and require a material portion of our cash flow.

We face possible risks associated with the physical effects of climate change.

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, such as those experienced in Super Storm Sandy in October 2012, and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

Hines and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. Hines or its affiliates own and/or manage properties in most, if not all, geographical areas in which we own interests in real estate assets. Therefore, our properties compete for tenants with other properties owned and/or managed by Hines and its affiliates. Hines may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by Hines and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

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

Hines will receive compensation from us based on, among other things, the amount invested in properties and the revenues generated from those properties. In addition, Hines will receive acquisition fees in connection with investing in new properties. Therefore, Hines may face a conflict of interest when determining whether to recommend to us that we reinvest proceeds from sales or refinancings, rather than distributing such proceeds to our stockholders, because if the proceeds are reinvested, Hines will continue to receive certain fees and may receive additional fees in connection with such reinvestment. Alternatively, if the proceeds of any sale or refinancing are distributed to our stockholders, Hines will no longer receive such fees. See Note 10 — Related Party Transactions for information on the acquisition fees and debt financing fees that have been waived.

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

Hines and the Advisor manage our day-to-day operations and properties pursuant to property management agreements and an advisory agreement. These agreements were not negotiated at arm's length and certain fees payable by us under such agreements are paid regardless of our performance. Hines and its affiliates may be in a conflict of interest position as to matters relating to these agreements. Examples include the computation of fees and reimbursements under such agreements, the enforcement and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to affiliates of Hines. These fees may be higher than fees charged by third parties in an arm's length transaction as a result of these conflicts.

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

Neither ordinary nor capital gain distributions with respect to our common shares, or gain from the sale of common shares should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common shares may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, we are required to rely on a special look-through rule for purposes of meeting one of the REIT stock ownership tests, and we are not operated in such a manner as to otherwise avoid treatment of such income or gain as unrelated business taxable income;

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

Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state, local or foreign income or other taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid paying federal income tax and/or the 4% excise tax that applies to certain income retained by a REIT. We may also decide to retain income that we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or of other entities through which we indirectly own our assets. Any taxes that we pay will reduce our cash available for distribution to our stockholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2014, we owned direct and indirect investments in 34 properties. These properties consisted of 25 U.S. office properties, one industrial property in Dallas, Texas and a portfolio of 8 grocery-anchored shopping centers located in four states primarily in the southeastern United States. These properties contain, in the aggregate, 17.1 million square feet of leasable space, and we believe each property is suitable for its intended purpose. The following tables provide summary information regarding the properties in which we owned interests as of December 31, 2014.

Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased	Our Effective Ownership (1)
Directly-owned Properties
Office Properties/ Industrial Property
321 North Clark	Chicago, Illinois	4/2006; $247.3	889,744	87%	100%
Citymark (2)	Dallas, Texas	8/2005; $27.8	218,926	71%	100%
4050/4055 Corporate Drive	Dallas, Texas	5/2008; $42.8	643,429	100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007; $289.6	1,253,615	86%	100%
345 Inverness Drive	Denver, Colorado	12/2008; $25.7	175,287	95%	100%
Arapahoe Business Park	Denver, Colorado	12/2008; $40.8	309,450	89%	100%
2100 Powell	Emeryville, California	12/2006; $144.9	345,892	68%	100%
2555 Grand	Kansas City, Missouri	2/2008; $155.8	595,607	100%	100%
3 Huntington Quadrangle	Melville, New York	7/2007; $87.0	407,912	88%	100%
3400 Data Drive	Rancho Cordova, California	11/2006; $32.8	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006; $99.0	251,313	100%	100%
Laguna Buildings	Redmond, Washington	1/2007; $118.0	460,661	97%	100%
1515 S Street	Sacramento, California	11/2005; $66.6	399,636	99%	100%
1900 and 2000 Alameda	San Mateo, California	6/2005; $59.8	254,145	98%	100%
5th and Bell	Seattle, Washington	6/2007; $72.2	197,135	100%	100%
Howard Hughes Center	Los Angeles, California	01/2014; $510.7	1,355,641	84%	100%
Total for Office Properties/ Industrial Property			7,908,096	90%

Grocery-Anchored Portfolio (3)
Cherokee Plaza	Atlanta, Georgia	11/2008; (4)	102,864	100%	100%
Thompson Bridge Commons	Gainesville, Georgia	3/2009; $15.3	92,587	97%	100%
Champions Village	Houston, Texas	11/2008; (4)	392,780	84%	100%
Sandy Plains Exchange	Marietta, Georgia	2/2009; $12.4	72,784	98%	100%
University Palms Shopping Center	Oviedo, Florida	11/2008; (4)	99,172	95%	100%
Shoppes at Parkland	Parkland, Florida	3/2009; $27.7	145,720	100%	100%
Oak Park Village	San Antonio, Texas	11/2008; (4)	64,287	95%	100%
Heritage Station	Wake Forest, North Carolina	1/2009; $10.8	68,641	96%	100%
Total for Grocery-Anchored Portfolio			1,038,835	92%
Total for Directly-owned properties			8,946,931	90%

Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased		Our Effective Ownership (1)
Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	7/2006; $305.0	1,100,312	81%		24%
The Carillon Building	Charlotte, North Carolina	7/2007; $140.0	475,349	79%		24%
Charlotte Plaza	Charlotte, North Carolina	6/2007; $175.5	630,714	91%		24%
One North Wacker (5)	Chicago, Illinois	3/2008; $540.0	1,373,754	92%		12%
333 West Wacker	Chicago, Illinois	4/2006; $223.0	858,040	91%		20%
Renaissance Square	Phoenix, Arizona	12/2007; $270.9	965,508	66%		24%
Riverfront Plaza	Richmond, Virginia	11/2006; $277.5	951,897	80%		24%
Wells Fargo Center	Sacramento, California	5/2007; $224.0	507,264	82%		20%
525 B Street	San Diego, California	8/2005; $116.3	449,180	83%		24%
Warner Center	Woodland Hills, California	10/2006; $311.0	808,274	93%		20%
Total for Core Fund Properties			8,120,292	84%
Total for All Properties			17,067,223	87%	(6)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2014, Hines REIT owned a 92.7% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 7.3% interest in the Operating Partnership. In addition, we owned an approximate 28.8% non-managing general partner interest in the Core Fund as of December 31, 2014. The Core Fund does not own 100% of its properties; its ownership interest in its properties ranges from 43.3% to 84.9%.

(2)	In February 2015, we sold Citymark, which we acquired in August 2005 for a net contract purchase price of $27.8 million, for a contract sales price of $38.9 million.

(3)
In January 2014, we completed the Grocery-Anchored Portfolio Transaction. The four Grocery-Anchored Portfolio properties distributed to Weingarten were Bellaire Boulevard Center, King’s Crossing, Commons at Dexter Lakes and Mendenhall Commons. See Note 1 — Organization — Investment Property for additional information regarding the Grocery-Anchored Portfolio Transaction.

(4)	These properties were originally purchased as part of a portfolio that included eight properties for a purchase price of $205.1 million.

(5)	In January 2015, a subsidiary of the Core Fund sold its remaining 51% ownership in the entity that owns One North Wacker for $240.0 million.

(6)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 89%.

Lease Expirations

Directly-Owned Properties

The following table lists, on an aggregate basis, all of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2015 through December 31, 2024 and thereafter for the 24 properties we owned directly as of December 31, 2014. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	877,495	9.8%	$—	—%
2015	97	696,505	7.8%	$12,329,776	7.8%
2016	65	596,356	6.7%	$14,215,695	9.0%
2017	53	1,009,379	11.3%	$21,047,744	13.3%
2018	54	1,526,220	17.1%	$25,822,323	16.3%
2019	42	631,665	7.1%	$9,183,809	5.8%
2020	20	647,005	7.2%	$13,068,167	8.2%
2021	17	566,500	6.3%	$11,066,348	7.0%
2022	11	460,422	5.1%	$10,822,426	6.8%
2023	3	78,069	0.9%	$1,854,130	1.2%
2024	7	1,151,180	12.9%	$26,180,917	16.5%
Thereafter	13	704,457	7.8%	$12,817,097	8.1%

Indirectly-Owned Properties

The following table lists all of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2015 through December 31, 2024 and thereafter for the 10 properties in which we owned an indirect interest as of December 31, 2014. The table shows the approximate leasable square feet represented by the applicable lease expirations and assumes we own a 100% interest in each of the properties:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	1,281,957	15.8%	$—	—%
2015	72	666,524	8.2%	$7,633,976	6.9%
2016	44	373,626	4.6%	$4,027,132	3.6%
2017	60	645,564	8.0%	$15,018,368	13.6%
2018	34	325,180	4.0%	$7,168,900	6.5%
2019	43	480,681	5.9%	$8,480,617	7.7%
2020	33	457,146	5.6%	$8,735,420	7.9%
2021	20	664,810	8.2%	$17,647,844	15.9%
2022	19	668,820	8.2%	$7,504,557	6.8%
2023	5	244,811	3.0%	$4,676,873	4.2%
2024	13	341,791	4.2%	$5,546,279	5.0%
Thereafter	19	1,966,839	24.3%	$24,282,707	21.9%

All Properties

The following table lists our pro-rata share of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2015 through December 31, 2024 and thereafter for all of the properties in which we owned an interest as of December 31, 2014. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	1,167,543	11.0%	$—	—%
2015	169	841,306	7.9%	$14,161,052	7.7%
2016	109	675,216	6.3%	$15,172,461	8.3%
2017	113	1,151,866	10.8%	$24,453,691	13.3%
2018	88	1,594,972	15.0%	$27,436,527	14.9%
2019	85	735,966	6.9%	$11,216,397	6.1%
2020	53	742,997	7.0%	$14,969,038	8.1%
2021	37	702,692	6.6%	$14,642,115	8.0%
2022	30	581,024	5.5%	$12,607,320	6.9%
2023	8	125,166	1.2%	$2,896,177	1.6%
2024	20	1,218,542	11.4%	$27,502,458	15.0%
Thereafter	32	1,121,617	10.4%	$18,726,417	10.1%

Market Concentration

The following table provides a summary of the market concentration of our portfolio based on our pro-rate share (unless otherwise noted) of the estimated aggregate value of our real estate investments of each of the properties in which we owned interests as of December 31, 2014:

Market	Market Concentration: Directly-Owned Properties	Market Concentration: Indirectly-Owned Properties (1)	Market Concentration: All Properties
Los Angeles, California	24%	11%	21%
Dallas, Texas	16%	—%	13%
Chicago, Illinois	11%	28%	13%
Seattle, Washington	13%	—%	11%
San Francisco, California	9%	—%	7%
Kansas City, Missouri	7%	—%	6%
Sacramento, California	4%	8%	5%
Atlanta, Georgia	3%	15%	5%
New York, New York	3%	—%	3%
Charlotte, North Carolina	—%	14%	3%
Houston, Texas	3%	—%	3%
Richmond, Virginia	—%	10%	2%
Denver, Colorado	3%	—%	2%
Phoenix, Arizona	—%	8%	2%
San Diego, California	—%	6%	1%
Miami, Florida	1%	—%	1%
Orlando, Florida	*	—%	*
Raleigh, North Carolina	*	—%	*
San Antonio, Texas	*	—%	*

*       Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investment in the Core Fund as of December 31, 2014. These amounts assume we own a 100% interest in each of the properties.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share (unless otherwise noted) of their leased square footage as of December 31, 2014:

Industry	Industry Concentration: Directly-Owned Properties	Industry Concentration: Indirectly-Owned Properties (1)	Industry Concentration: All Properties
Legal	19%	35%	21%
Finance and Insurance	10%	26%	13%
Grocery-Anchored Retail	12%	—%	10%
Manufacturing	11%	*	9%
Information and Technology	8%	4%	7%
Government	6%	8%	6%
Professional Services	6%	6%	6%
Health Care	5%	*	5%
Other Services	4%	*	3%
Retail	4%	1%	3%
Accounting	2%	7%	3%
Education Services	2%	4%	3%
Transportation and Warehousing	3%	*	2%
Real Estate	2%	3%	2%
Wholesale Trade	2%	*	2%
Arts, Entertainment and Recreation	2%	*	2%
Construction	1%	1%	1%
Administrative and Support Services	1%	2%	1%
Other	*	2%	*

*       Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investment in the Core Fund as of December 31, 2014. These amounts assume we own a 100% interest in each of the properties.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 27, 2015, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2014, we had 225.2 million common shares that were outstanding, held by a total of approximately 54,000 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There currently is no established public trading market for our common shares and we do not expect one to develop. On December 3, 2014, our board of directors established an estimated per share value of our common stock of $6.50 with a per-share redemption price of our common stock of $5.45 (for ordinary redemption requests), which reflects a reduction from the offering price of primary shares in our most recent public offering (which closed in December 2009) of $10.08.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of our common shares, we are required pursuant to National Association of Securities Dealers Rule 2340 to disclose in each annual report distributed to our stockholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor has agreed to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares is deemed to be $6.50 per share as of December 31, 2014. Our estimated per share net asset value (“NAV”) was determined utilizing the guidelines established by the Investment Program Association Practice Guideline 2013-01 – “Valuation of Publicly Registered, Non-Listed REITs” issued April 29, 2013. Our deemed estimated per share value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements.

Methodology

We engaged Cushman Wakefield, Inc. (“Cushman”) and CBRE Group, Inc. (“CBRE”), independent third-party real estate advisory and consulting services firms, to provide, or cause their subsidiaries to provide, appraised values of our real estate investments as of September 30, 2014. These appraisals were performed in accordance with the Appraisal Foundation’s Uniform Standards of Professional Appraisal Practice. Cushman and CBRE have extensive experience in conducting appraisals and valuations on real properties and each of the appraisals was prepared by personnel who are members of the Appraisal Institute and have the MAI designation. Additionally, we engaged Jones Lang LaSalle (“JLL”), an independent third-party real estate advisory and consulting services firm, to provide values of our debt obligations as of September 30, 2014.

As shown in the table below, our board of directors determined the estimated per share NAV by (i) utilizing the appraised values of our real estate property investments and adding our other assets comprised of cash, restricted cash, tenant and other receivables, distribution receivable and other assets less other liabilities which includes accounts payable and accrued expenses, due to affiliates, other liabilities and distributions payable, (ii) subtracting the values of our debt obligations, as well as amounts related to noncontrolling interests, and (iii) dividing the total by 225 million common shares outstanding, resulting in an estimated per share NAV of $6.50. As described above, the appraised values of our real estate property investments and the values of our debt obligations were determined as of September 30, 2014. The values of the other tangible assets and liabilities described above were determined based on their cost as of September 30, 2014 and included certain pro forma adjustments primarily related to: (i) the issuance of additional shares of our common stock through our dividend reinvestment plan on October 1, 2014, (ii) shares redeemed pursuant to our share redemption plan on October 1, 2014; and (iii) certain closing costs and debt prepayment penalties. Other than those adjustments described above, we did not make additional adjustments related to our actual or anticipated operations for the period from October 1, 2014 through December 31, 2014. Additionally, the calculation of the estimated per share NAV excluded certain items on our unaudited balance sheet that were determined to have no future value or economic impact on the valuation. Examples of such items include receivables related to straight-line rental revenue, deferred leasing costs and deferred financing costs. Other items were excluded because they were already considered elsewhere in the valuation. Examples of such items include intangible lease assets and liabilities related to our real estate property investments, costs incurred for capital expenditures that were considered in the appraised values of our real estate property investments and the fair values of interest rate swaps, as they were considered in the valuation of our debt.

As of September 30, 2014, the aggregate appraised value of our real estate property investments, including amounts attributable to unconsolidated subsidiaries, represented a 14% decrease compared to the net purchase price plus any capital expenditures of the real estate property investments incurred since their acquisition.

The table below sets forth the calculation of our estimated NAV and estimated per share NAV as of September 30, 2014 and 2013:

	September 30, 2014		September 30, 2013
	Estimated Value (in thousands)	Per Share	Estimated Value (in thousands)	Per Share
Real estate investments, including unconsolidated subsidiaries	$2,572,605	$11.42	$2,093,700	$9.14
Cash and other assets, net of liabilities	115,842	0.51	259,804	1.13
Debt obligations	(1,112,700)	(4.94)	(795,434)	(3.47)
Noncontrolling interests	(110,959)	(0.49)	(92,238)	(0.40)
Estimated value / value per share	$1,464,788	$6.50	$1,465,832	$6.40

Real estate investments, including unconsolidated subsidiaries - The appraisal values provided by Cushman and CBRE, or their subsidiaries, were primarily determined using methodologies that are commonly used in the commercial real estate industry (including discounted cash flow analysis and reviews of current, historical and projected capitalization rates for properties comparable to those owned by us) and assume a 9- to 12-year holding period. Other key assumptions that were used in the discounted cash flow analysis are set forth in the following table:

	Range	Weighted Average
Exit capitalization rate	5.25% - 9.0%	6.7%
Discount rate/internal rate of return	5.5% - 9.5%	7.8%

Cash and other assets, net of other liabilities - Cash and other assets and liabilities were valued based on the amounts recorded for reporting purposes less estimated reserves for doubtful accounts.

Debt obligations - We engaged JLL to provide values of our debt obligations as of September 30, 2014. Such values were based on estimates of current interest rates and leverage levels for similar obligations and then marked to market.

Noncontrolling interests - The value of interests owned by affiliates of Hines was determined based on their interest in each of the items described above. As of September 30, 2014, Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in Hines REIT Properties, L.P. (the “Operating Partnership”). Additionally, as of September 30, 2014, HALP Associates Limited Partnership, another affiliate of Hines, owned a 6.5% limited partnership interest in the Operating Partnership through a profits interest in the Operating Partnership (the “Participation Interest”) and we owned the remaining 93.0% interest in the Operating Partnership as of September 30, 2014.

Liquidity discount - No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the estimated per-share valuation and no attempt was made to value us as an enterprise.

The primary drivers of the change in the estimated per share value from $6.40 in November 2013 to $6.50 in December 2014 are as follows:

•	$0.54 per share net increase in the aggregate value of our real estate investments since our prior valuation in November 2013, which represents a 5.3% net increase in value;

•	$0.21 per share reduction resulting from capital expenditures made since our prior valuation in November 2013 primarily related to leasing capital at our properties;

•
$0.19 per share reduction resulting from costs paid in relation to swap breakage on the prepayment of debt, financing fees and expenses incurred and changes in the estimated fair value of our debt since our prior valuation in November 2013; and

•
$0.08 per share reduction related to an increase in the value of the noncontrolling interests since our prior valuation in November 2013, which is primarily attributable to Hines’ continued reinvestment of asset management fees in us through the Participation Interest.

Based on the information above, and in consultation with our advisor, the Advisor, our board of directors unanimously agreed upon an estimated per share value of $6.50, which is consistent with the Advisor’s recommendation.

Limitations of the Estimated Per Share Value

As with any valuation methodology, the methodology used to determine the estimated per share NAV was based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive an estimated per share NAV that could be significantly different from the estimated per share NAV determined by our board of directors. For example, assuming all other factors remained unchanged, an increase in the average discount rate of 25 basis points would yield a decrease in the appraised values of our real estate investments of 2.0%, while a decrease in the average discount rate of 25 basis points would yield an increase in the appraised values of our real estate investments of 2.0%. Likewise, an increase in the average exit capitalization rate of 25 basis points would yield a decrease in the appraised values of our real estate investments of 2.4%, while a decrease in the average exit capitalization rate of 25 basis points would yield an increase in the appraised values of our real estate investments of 2.5%.

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

Shares were offered pursuant to our dividend reinvestment plan at a fixed price of $6.50 per share as of December 31, 2014. The offering price of our shares under our dividend reinvestment plan may not be indicative of the price our stockholders would receive if they sold our shares outside of our share redemption program, if our shares were actively traded or in the case of a liquidation. Because there is no public market for our shares, any sale of our shares would likely be at a substantial discount. Please see “Item 1A. Risk Factors — Investment Risks — There is currently no public market for our common shares, and we do not presently intend to list the shares on a stock exchange. Therefore, it will likely be difficult for stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The estimated per-share value of our common shares has been established at an amount that is less than the price stockholders paid for their shares in our prior public offerings and may be further adjusted in the future.”

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

Further, with the authorization of our board of directors, we declared distributions for April 2013 through March 2015. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

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

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the quarters during the years ended December 31, 2014 and 2013, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Quarters Ended	Cash Distributions	Distributions Reinvested	Total Declared		Total Declared
2014
December 31, 2014	$9,755	$5,573	$15,328		$75
September 30, 2014	$9,756	$5,615	$15,371		$76
June 30, 2014	$9,659	$5,610	$15,269		$74
March 31, 2014	$9,552	$5,613	$15,165		$74
Total	$38,722	$22,411	$61,133		$299

2013
December 31, 2013	$9,786	$5,811	$15,597		$75
September 30, 2013	$9,769	$5,902	$15,671		$75
June 30, 2013	$9,829	$5,913	$15,742		$960
March 31, 2013	$214,893	$11,175	$226,068	(1)	$138
Total	$244,277	$28,801	$273,078		$1,248

(1)
As stated above, a portion of these distributions were funded using proceeds from sales of investment property, which represents a return of a portion of the stockholders’ invested capital.  For the year ended December 31, 2013, $206.7 million of the distributions declared to our stockholders were paid using such sales proceeds.

For the years ended December 31, 2014 and 2013, we funded cash distributions with cash flows from operating activities (78% and 8%, respectively) and distributions received from our unconsolidated investments (22% and 20%, respectively). For the year ended December 31, 2013, we funded 72% of the cash distributions with proceeds from the sales of our real estate investments.

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

For the year ended December 31, 2014, 100.0% were treated as a return of capital for federal income tax purposes. For the year ended December 31, 2013, 81.3% of the distributions paid were taxable as capital gain dividends and approximately 18.7% were treated as a return of capital for federal income tax purposes. The increase in the taxability of the dividend is primarily due to large gains from asset sales in 2013. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

On September 17, 2014, 7,812.50 restricted common shares were granted to each of our independent directors, Messrs. Lee A. Lahourcade, Stanley D. Levy and Paul B. Murphy Jr. On September 18, 2013 and August 29, 2012, 1,000 restricted common shares were granted to each of our independent directors, Messrs. Thomas A. Hassard (who resigned on December 9, 2013), Lee A. Lahourcade, Stanley D. Levy and Paul B. Murphy Jr. Such shares were granted, as part of their annual compensation for service on our board of directors, without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

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

To the extent our board of directors determines that it has sufficient available cash flow for redemptions, we intend to accept redemption requests for cash on a quarterly basis; however, our board of directors may determine from time to time to adjust the timing of redemptions upon 30 days' notice, which will be provided in the form of a Current Report on Form 8-K filed with the SEC and made available on our website (www.hinessecurities.com). The funds available for redemption will generally be limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability (as defined in the Code) of a stockholder, we may waive the one-year holding period requirement as well as the annual limitation on the number of shares that will be redeemed as summarized above. In addition, in the event a stockholder is having all his shares redeemed, the one-year holding requirement will be waived for shares purchased under our dividend reinvestment plan. The board of directors determined to waive the limitation on the share redemption program and fully honor all eligible requests received for the year ended December 31, 2014 totaling in the aggregate $29.5 million, which was in excess of the $22.6 million received from the dividend reinvestment plan in the prior quarters. As of December 31, 2014, we had redeemed all eligible redemption requests received since the plan reopened in 2013.

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

An estimated per share NAV of $6.40 was established in November 2013, and, as a result, with respect to eligible redemption requests made from the fourth quarter of 2013 through the fourth quarter of 2014, ordinary share redemption requests were redeemed at a price of $5.45 per share. Any shares that were redeemed pursuant to eligible redemption requests received during that period in connection with the death or disability of a stockholder were redeemed at the estimated per share NAV of $6.40. On December 3, 2014, our board of directors established a subsequent estimated per share NAV of our common stock of $6.50. Our ordinary share redemption price will continue to be $5.45 per share. Beginning with eligible redemption requests made during the first quarter of 2015, which, if redeemed, will be aggregated and redeemed on April 1, 2015, any shares that are redeemed pursuant to eligible redemption requests in connection with the death or disability of a stockholder will be redeemed at the new estimated per share NAV of $6.50. The redemption price was determined by our board of directors in its sole discretion.

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

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using proceeds from sales of our assets and our dividend reinvestment plan. The following table lists shares we redeemed under our share redemption program during the quarter ended December 31, 2014, including the average price paid per share.

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (2)
October 1, 2014 to October 31, 2014	1,546,375	$5.68	1,546,375	877,393
November 1, 2014 to November 30, 2014	—	N/A	—	877,393
December 1, 2014 to December 31, 2014	—	N/A	—	877,393
Total	1,546,375		1,546,375

(1)	All shares were redeemed on October 1, 2014.

(2)
This amount represents the number of shares available for redemption on January 1, 2015. The funds available for redemption are generally limited to the amount of proceeds received from our dividend reinvestment plan. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability of a stockholder, we may waive the annual limitation on the number of shares that will be redeemed. See “— Share Redemption Program” above for a further description of our share redemption program.

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Operating Data:
Revenues	$236,023	$168,108	$172,317	$182,011	$195,173
Depreciation and amortization	$95,827	$51,262	$55,042	$64,519	$70,881
Asset management and acquisition fees	$37,042	$27,970	$29,651	$16,173	$30,544
General and administrative expenses	$6,950	$7,281	$6,874	$6,740	$6,925
Equity in earnings (losses) of unconsolidated entities, net	$56,936	$82,468	$9,460	$(5,138)	$5,513
Income (loss) from continuing operations before benefit (provision) for income taxes	$48,556	$44,610	$(90,141)	$(73,533)	$(66,306)
Benefit (provision) for income taxes	$(310)	$(274)	$(257)	$(265)	$(312)
Income (loss) from continuing operations attributable to common stockholders	$47,924	$60,227	$(90,238)	$(73,942)	$(70,051)
Income (loss) from discontinued operations, net of taxes	$(347)	$304,978	$14,650	$117,712	$31,235
Net (income) loss attributable to noncontrolling interests	$(299)	$(1,248)	$(559)	$(5,014)	$(4,524)
Net income (loss) attributable to common stockholders	$47,600	$348,066	$(76,307)	$38,900	$(39,907)
Basic and diluted income (loss) from continuing operations attributable to common stockholders per common share	$0.21	$0.26	$(0.39)	$(0.33)	$(0.32)
Distributions declared per common share	$0.27	$0.33	$0.51	$0.50	$0.55
Weighted average common shares outstanding - basic and diluted	226,412	231,551	230,049	225,442	220,896
Balance Sheet Data:
Total investment property	$1,634,658	$1,256,579	$1,863,434	$1,950,126	$2,213,212
Investment in unconsolidated entities	$187,668	$393,695	$329,418	$348,986	$373,798
Total assets	$2,228,992	$2,182,723	$2,767,209	$2,912,012	$3,150,016
Long-term obligations (1)	$1,010,962	$954,743	$1,517,179	$1,525,083	$1,680,178
__________

(1)	Long-term obligations include interest rate swap contracts, participation interest liability and notes payable.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of December 31, 2014, we had direct and indirect interests in 34 properties. These properties consist of 25 office properties located throughout the United States, one industrial property in Dallas, Texas and a portfolio of 8 grocery-anchored shopping centers located in four states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”). In total, we acquired interests in 65 properties since our inception and have sold our interests in 32 of those properties as of March 27, 2015.

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

We received proceeds of $919.5 million before retiring $414.9 million in mortgage loans in relation to these asset sales and paying $9.8 million in prepayment penalties on the settlement of the mortgage loans. Due in part to the strategic asset sale of Williams Tower during the first quarter of 2013, we declared a special distribution of $198.0 million, resulting in a distribution to stockholders of $0.80 per share, which was paid during the three months ended June 30, 2013 to all stockholders of record as of April 2, 2013.

In May 2014, we completed the sale of the Minneapolis Office/Flex Portfolio for a contract sales price of $75.5 million. We acquired the portfolio in September 2007 for a contract purchase price of $87.0 million. Additionally, we sold Airport Corporate Center in October 2014. The net contract sales price for Airport Corporate Center was $132.3 million, exclusive of transaction costs and closing prorations. We originally acquired its interest in Airport Corporate Center in January 2006 for $156.8 million. Also, in December 2014, we sold Seattle Design Center for a contract sales price of $25.0 million. We acquired Seattle Design Center in June 2007 for a contract purchase price of $56.8 million.

In December 2014, we established an estimated per share net asset value (“NAV”) of $6.50, which was an increase from our previously established per share NAV of $6.40 in November 2013 and a decrease from the estimated per share NAV of $6.75 established in March 2013. While we experienced a 5.3% net increase in values across our real estate investments between 2013 and 2014, it was partially offset by the increase in capital expenditures made since our prior valuation in November 2013 related to leasing capital at our properties and the increase in costs paid in relation to swap breakage on the prepayment of debt, financing fees and expenses incurred. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a description of how our board of directors determined the estimated per share NAV in December 2014.

Since the conclusion of our third public offering, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders.  In doing this, we have elected to make strategic dispositions, as discussed above, which have provided us with additional liquidity.  With the proceeds we have received from these dispositions and that we may receive from potential future dispositions, we may choose to make additional strategic acquisitions focused on high-quality office assets located on the West Coast to best position the portfolio for an eventual liquidity event, such as the purchase of the Civica Office Commons, which we acquired in February 2015 and the Howard Hughes Center, which we acquired in January 2014, or we may choose to reserve for future capital expenditure and leasing capital needs, reduce our leverage in the portfolio, make additional special distributions or use the proceeds for other purposes. With the acquisitions of the Civica Office Commons, the Howard Hughes Center and the effect of the Grocery-Anchored Portfolio Transaction, our portfolio is now geographically located 54% in the West, 18% in the Midwest, 6% in the East and 22% in the South.

Our portfolio was 89% and 85% leased as of December 31, 2014 and December 31, 2013, respectively.  The increase in our percentage leased is due to increased leasing in our directly-owned assets and the Grocery-Anchored Portfolio Transaction in January 2014 and our disposition of Airport Corporate Center and Seattle Design Center. These disposed properties had lower percentages leased compared to our acquisitions. Our management closely monitors the portfolio’s lease expirations for each of the years ended December 31, 2015 through December 31, 2019, are expected to approximate 7.9%, 6.3%, 10.8%, 15.0% and 6.9%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to lease our properties to a diverse tenant base over a variety of industries, our portfolio is approximately 21% leased to approximately 103 companies in the legal industry, approximately 13% leased to approximately 115 companies in the finance and insurance industries and approximately 10% leased to approximately 126 companies in the grocery-anchored retail industry.

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

Further, with the authorization of our board of directors, we declared distributions for April 2013 through March 2015. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

Additionally, on March 25, 2013, our board of directors amended and restated our share redemption program and reinstated the program effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. In connection with the reopening of our share redemption program, we have redeemed $42.4 million in shares and have $10.2 million in accounts payable and accrued expenses as of December 31, 2014 related to shares tendered for redemption and approved by the board of directors, but which were redeemed on January 1, 2015.

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

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. In such an instance, we will record an impairment charge if we determine that a decline in the value of an investment below its fair value is other than temporary.  Our analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and our intent and ability to hold the investment to full recovery. Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded related to our equity method investment in the Core Fund for the years ended December 31, 2014, 2013, and 2012. Further, no impairment was recorded related to our Grocery-Anchored Portfolio for the years ended December 31, 2013 and 2012 and no impairment was recorded related to our investment in Distribution Park Rio for the year ended December 31, 2012. We sold our investment in Distribution Park Rio in January 2013. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of our investments, impairment charges may be recorded in future periods.

Investment Property and Lease Intangibles

When we acquire a property, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land and building, land, building and improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building and improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of out-of-market leases is calculated as the present value (using a discount rate that reflects the risks associated with the leases) of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider customer improvements, leasing commissions and legal and other related expenses. Initial valuations are subject to change until such information is finalized, which will occur no later than 12 months after the acquisition date.

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation.

During the year ended December 31, 2014, we determined that one of our directly-owned investment properties located in Seattle, Washington was impaired, since the contract sales price for this property was less than its carrying value. As a result, an impairment loss of $0.3 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2014. During the year ended December 31, 2013, we determined that four of our directly-owned investment properties located in El Segundo, California, Miami, Florida, Minneapolis, Minnesota and Dallas, Texas were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values.  As a result, an impairment loss of $33.9 million (which excluded $4.0 million that was recorded in discontinued operations) was recorded to write down the carrying value of these assets to their fair values for the year ended December 31, 2013. During the year ended December 31, 2012, we determined that three of our directly-owned investment properties located in Minneapolis, Minnesota, Melville, New York and Seattle, Washington were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values.  As a result, an impairment loss was recorded related to those certain properties of $53.5 million to write down the carrying value of these assets to their fair value for the year ended December 31, 2012. If market conditions deteriorate or if management’s plans for certain properties change, additional impairment charges could be required in the future.

During the year ended December 31, 2014, impairment losses of $97.7 million were recorded related to two of our indirectly-owned properties located in Richmond, Virginia and Phoenix, Arizona. During the year ended December 31, 2013, no impairment loss was recorded related to our indirectly-owned properties. During the year ended December 31, 2012, impairment losses of $90.1 million were recorded related to seven of our indirectly-owned properties, five of which were located in the suburban area outside of Sacramento, California and two of which were located in Charlotte, North Carolina. Four of the five properties located in the suburban area outside of Sacramento, California were sold in December 2012 and the fifth property was returned to the lender in January 2013. See Note 6 — Investments in Unconsolidated Entities for additional information.

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

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies for a discussion regarding recent accounting pronouncements and the potential impact, if any, on our financial statements.

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

We are focused on maintaining a strong cash position and managing our capital needs.  Historically, our liquidity needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities.  However, due to our ability to execute on several strategic asset sales, an increasing portion of our liquidity needs were met and will continue to be met through the sale of our investment properties. If we continue to sell significant assets and do not reinvest the proceeds in additional investments, it will reduce the cash flow generated by our properties and may adversely impact our ability to pay regular distributions to our stockholders at the current distribution rate. Below is a list of properties acquired and sold by us and the Core Fund during 2014:

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

•
Airport Corporate Center - In October 2014, we sold Airport Corporate Center, a portfolio of properties located in the Miami Airport submarket of Miami, Florida. Airport Corporate Center consists of 11 buildings and a 5.46-acre land development site, from which we received net proceeds of $44.0 million.

•
Seattle Design Center - In December 2014, we sold Seattle Design Center, a mixed-use office and retail complex located five miles south of the central business district of Seattle, Washington, from which we received net proceeds of $24.0 million.

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

Mortgage Financing

During the years ended December 31, 2014, 2013 and 2012, we were proactive in managing our debt portfolio by repaying or refinancing our outstanding borrowings as they became due or when properties were sold. Our portfolio was 41% leveraged as of December 31, 2014, with 64% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was 42% leveraged as of December 31, 2013. This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro-rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date. See “Cash Flows from Financing Activities — Debt Financing” for additional information regarding our financing activity during the years ended December 31, 2014, 2013 and 2012.

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

Cash flows from operating activities increased by $58.8 million in 2014 compared to 2013 primarily due to the acquisition of the Howard Hughes Center and the Grocery-Anchored Portfolio Transaction during 2014 and an increase in distributions received from the Core Fund that were recorded in operating cash flows up to the amount of our equity in earnings in the Core Fund since inception.

Cash flows from operating activities decreased by $2.7 million in 2013 compared to 2012 primarily due to increased deferred leasing costs paid out during 2013 offset by $43.2 million in distributions received from the Core Fund that was recorded in operating cash flows up to the amount of our equity in earnings in the Core Fund since inception.

Other items that also negatively impacted our operating cash flows were the sales of Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings in 2013, the sales of the Minneapolis Office/Flex Portfolio, Airport Corporate Center and Seattle Design Center in 2014 and adverse effects of the economic recession on commercial real estate fundamentals and the corresponding reduction in our operating results.  To the extent we continue to sell properties, our operating cash flow may decrease.

Cash Flows from Investing Activities

Net cash used in investing activities was $198.1 million for the year ended December 31, 2014 and net cash provided by investing activities were $875.0 million and $15.0 million for the years ended December 31, 2013 and 2012, respectively.  During the years ended December 31, 2014 and 2013, cash flows from investing activities were primarily generated through sales of our properties and there were no sales of our directly-owned properties during 2012.  We have described certain other transactions below which may be helpful in understanding changes in our investing cash flows during the years ended December 31, 2014, 2013 and 2012.

Sales of Investment Property

The following list summarizes our sales of investment properties for the years ended December 31, 2014, 2013 and 2012:

•
We received aggregate proceeds of $71.6 million from sale of the Minneapolis Office/Flex Portfolio, $44.0 million from sale of Airport Corporate Center and $24.0 million from sale of Seattle Design Center in 2014.

•
In July 2013, we received proceeds of $526.1 million from the sale of One Wilshire and the Raytheon/DIRECTV buildings before retiring $249.8 million in related mortgage loans and $9.8 million in prepayment penalties on the settlement of the mortgage loans.

•	In March 2013, we received proceeds of $393.4 million from the sale of Williams Tower before retiring a related $165.0 million mortgage loan.

•	In January 2013, we received net proceeds of $43.3 million from the sale of our 50% interest in Distribution Park Rio.

•	We received proceeds of $11.5 million in 2012 primarily related to the settlement of tax receivables established at the closing of the sale of Atrium on Bay in 2011.

Other Investing Cash Flows

The following list summarizes our investing cash flows for the years ended December 31, 2014, 2013 and 2012:

2014

•
We received distributions from the Core Fund totaling $103.1 million, of which $46.1 million was included in cash flows from investing activities, as they exceeded our equity in earnings of our investment in the Core Fund.

•	We had cash outflows related to our acquisition of the Howard Hughes Center in January 2014 of $474.9 million.

•
We prepaid our outstanding debt balance with HSH Nordbank related to the Citymark, 3 Huntington Quadrangle and 5th and Bell properties in November 2014. As a result of the payment of the debt, we no longer required to maintain a letter of credit for $116.9 million from the Bank of Montreal, thereby releasing the related restricted cash.

•
We paid $15.0 million related to a deposit on a pending real estate investment that closed in February 2015. See “Recent Developments and Subsequent Events” for additional information regarding our acquisition of the Civica Office Commons.

•	We had cash outflows related to investments in property of $10.4 million, primarily as a result of capital expenditures at our properties.
2013

•
We contributed $104.1 million to our joint venture with Weingarten, which was used to repay a $100.0 million note payable held by the joint venture pursuant to the terms of the agreement to dissolve our joint venture with Weingarten, to retire a loan on one of its properties without a prepayment penalty and to relieve a preferred equity position held by a third-party.

•	We paid $30.0 million related to a deposit on the acquisition of the Howard Hughes Center that closed in January 2014.

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

Cash Flows from Financing Activities

Redemptions

During the years ended December 31, 2014, 2013 and 2012, we funded redemptions of $42.4 million, $43.8 million and $12.6 million, respectively, pursuant to the terms of our share redemption program. On March 25, 2013, our board of directors amended and restated our share redemption program to reinstate the program, effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. Generally, funds available for redemption are limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter.  However, our board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. Our board of directors determined to waive this limitation on the share redemption plan and fully honor all eligible requests received for all periods since our share redemption program reopened, which were in excess of the $22.6 million received in the aggregate from the dividend reinvestment plan in the prior quarters. Please see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program.

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

Further, with the authorization of our board of directors, we declared distributions for April 2013 through March 2015. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the years ended December 31, 2014, 2013 and 2012, including the breakout between the distribution paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Years Ended	Cash Distributions	Distributions Reinvested	Total Declared (1)		Total Declared (1)
December 31, 2014	$38,722	$22,411	$61,133		$299
December 31, 2013	$244,277	$28,801	$273,078	(2)	$1,248
December 31, 2012	$69,181	$47,082	$116,263		$559

(1)
As stated above, a portion of the total distributions declared were designated by us as special distributions and funded using proceeds from sales of investment property, which represents a return of a portion of the stockholders and noncontrolling interests’ invested capital. For the year ended December 31, 2013, $206.7 million of our distributions declared were designated as special distributions, $198.0 million of which related to the one-time $0.80 per share special distribution described above. For the year ended December 31, 2012, $35.0 million of the total distributions declared to our stockholders and non-controlling interests were paid using such sales proceeds.

(2)
Excluded from this table are ordinary distributions declared with respect to the Participation Interest (as discussed further in Note 10 — Related Party Transactions). Included in the $273.1 million amount declared above is the $10.0 million special distribution declared in March 2013 to the Participation Interest.

For the years ended December 31, 2014, 2013 and 2012, we funded cash distributions with cash flows from operating activities (78%, 8% and 21%, respectively) and distributions received from our unconsolidated investments (22%, 20% and 20%, respectively). For the years ended December 31, 2013 and 2012, we funded 72% and 59% of the cash distributions with proceeds from the sales of our real estate investments, respectively.

Debt Financings

We use debt financing from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.  As of December 31, 2014, our debt financing had a weighted average interest rate of 3.9% (including the effect of interest rate swaps) compared to a weighted average interest rate of 5.0% and 5.6% (including the effect of interest rate swaps) as of December 31, 2013 and 2012, respectively.  Additionally, as of December 31, 2014 our portfolio was approximately 41% leveraged compared with 42% and 49% leveraged, at December 31, 2013 and 2012, respectively. This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

The following list summarizes our debt financings for the years ended December 31, 2014, 2013 and 2012:

2014

•
We received proceeds of $425.0 million related to our acquisition credit agreement (the “JPMorgan Acquisition Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) upon acquisition of the Howard Hughes Center and we made a payment of $45.0 million related to this agreement in February 2014. We also made an additional payment of $10.0 million in April 2014 on the JPMorgan Acquisition Credit Agreement so that the entire $380.0 million amount of loans outstanding under the JPMorgan Acquisition Credit Agreement as of March 31, 2014 was repaid.

•
We received proceeds of $170.0 million under a revolving credit facility (the “Revolving Loan Facility”) and $200.0 million under a term loan (the “Term Loan”) pursuant to a credit agreement with Chase in order to repay $370.0 million in loans outstanding under the JPMorgan Acquisition Credit Agreement. The $370.0 million payment, along with the $45.0 million and $10.0 million payments, repaid the JPMorgan Acquisition Credit Agreement in full.

•
We also made payments of $64.0 million in May 2014, $25.0 million in July 2014, $10.0 million in September 2014, $40.0 million in October 2014 and $110.0 million in November 2014 under the Revolving Loan Facility.

•	We received proceeds of $15.0 million and $116.0 million under the Revolving Loan Facility in September 2014 and November 2014, respectively.

•
We prepaid our outstanding debt balance with HSH Nordbank of $102.3 million related to the Citymark, 3 Huntington Quadrangle and 5th and Bell properties in November 2014. In connection with the prepayment of the debt, we incurred breakage fee of $12.3 million to terminate the related swap agreements with HSH Nordbank.

•	We repaid Heritage Station secured mortgage loan of $5.4 million in October 2014.

•	We made payments of $3.6 million for financing costs related to our loans.

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

•	We made payments of $86.0 million related to borrowings under the $86.0 million bridge loan from Chase. This bridge loan expired in October 2013 and we elected not to renew the facility.

•
We made payments of $32.0 million related to borrowings under our revolving credit facility with KeyBank. Our revolving credit facility with KeyBank expired in February 2013 and we elected not to renew or replace the facility.

•	We made payments of $3.9 million for financing costs related to our loans.
2012

•	We made payments of $45.0 million related to our loan secured by the Minneapolis Office/Flex Portfolio funded partially using borrowings of $32.0 million pursuant to our revolving credit facility.

See “Mortgage Financing” above for further discussion on our mortgage financing.

Year ended December 31, 2014 compared to the year ended December 31, 2013

Results of Operations

Our operations resulted in net income of $47.9 million for the year ended December 31, 2014 as compared to net income of $349.3 million for the year ended December 31, 2013. The primary reason for this variance was due to the following:

•	We recognized an aggregate gain of $18.5 million from the sales of the Minneapolis Office/ Flex Portfolio and Airport Corporate Center during the year ended December 31, 2014;

•
Our equity in earnings decreased compared to 2013 due to the sale of 101 Second Street, The KPMG Building and 720 Olive Way. Further, in connection with the sale of these properties, we recognized an aggregate gain on sale of $83.8 million in 2014;

•	We incurred a loss of $12.3 million related to the swap breakage costs on the prepayment of debt;

•
We dissolved our joint venture with Weingarten in January 2014 pursuant to the Grocery-Anchored Portfolio Transaction. As a result of the Grocery-Anchored Portfolio Transaction, we recognized a gain on sale of $13.2 million. During the year ended December 31, 2013, we sold our 50% indirect interest in Distribution Park Rio and recognized a gain of $16.1 million as a result of the sale;

•	We had an increase in operating expenses due to our acquisition of the Howard Hughes Center and the Grocery-Anchored Portfolio Transaction in January 2014; and

•	We recognized an aggregate gain of $310.4 million from the sales of Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings during the year ended December 31, 2013.

Below is additional information regarding our results of operations for 2014 and 2013.

Results for our Directly-Owned Properties

We owned 15 same-store properties directly that were 91% leased as of December 31, 2014 as compared to 87% leased as of December 31, 2013. The average effective annual rent per square foot (defined as the gross rent amounts after the effect of tenant concessions including any free rent divided by the total number of square feet) for the same store properties is approximately $21.74 per square foot as of December 31, 2014 as compared to $19.81 per square foot as of December 31, 2013.

The following table presents the same store property-level revenues and expenses for the year ended December 31, 2014, as compared to the same period in 2013. Disposed properties include the results of operations of properties that were sold, but whose results were not classified as discontinued operations. See “Discontinued Operations” below for additional information regarding our property dispositions that were classified as discontinued operations. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2014	2013	$	%
Property revenues:
Same-store properties	$151,255	$138,238	$13,017	9.4%
Recent acquisitions	$65,187	$—	$65,187	—%
Disposed properties	$19,581	$29,870	$(10,289)	(34.4)%
Total property revenues	236,023	168,108	67,915	40.4%
Property expenses: (1)
Same-store properties	$67,876	$63,361	$4,515	7.1%
Recent acquisitions	$25,576	$—	$25,576	—%
Disposed properties	$13,576	$19,482	$(5,906)	(30.3)%
Total property expenses	$107,028	$82,843	$24,185	29.2%
Property revenues in excess of expenses
Same-store properties	$83,379	$74,877	$8,502	11.4%
Recent acquisitions	$39,611	$—	$39,611	—%
Disposed properties	$6,005	$10,388	$(4,383)	(42.2)%
Total property revenues in excess of expenses	$128,995	$85,265	$43,730	51.3%

Other
Depreciation and amortization	$95,827	$51,262	$44,565	86.9%
Impairment losses	$3,314	$33,878	$(30,564)	(90.2)%
Gain (loss) on settlement of derivative instruments	$(12,334)	$(5,374)	$(6,960)	129.5%
Gain (loss) on sale of real estate investments	$18,525	$—	$18,525	—%
Interest expense	$47,352	$47,453	$(101)	(0.2)%
Interest and other income, net	$655	$779	$(124)	(15.9)%
Income tax expense	$310	$274	$36	13.1%
__________

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

•
The increase in property revenues in excess of expenses for the same-store properties for the year ended December 31, 2014 is primarily due to a new lease signed at 5th and Bell. Additionally, during the year ended December 31, 2014, the increase in property revenues in excess of expenses for the same-store properties is primarily due to early lease termination fees received at JPMorgan Chase Tower and 3 Huntington Quadrangle.

•
The increase in property revenues in excess of expenses for the recent acquisitions for the year ended December 31, 2014 is primarily due to our acquisition of the Howard Hughes Center and the Grocery-Anchored Portfolio Transaction in January 2014.

•
The decrease in property revenues in excess of expenses for the disposed properties for the year ended December 31, 2014 is primarily due to the sale of the Minneapolis Office/Flex Portfolio, Airport Corporate Center and Seattle Design Center.

•
Depreciation and amortization increased during the year ended December 31, 2014, as compared to 2013, primarily due to our acquisition of the Howard Hughes Center and the Grocery-Anchored Portfolio Transaction in January 2014.

•
Loss on settlement of derivative instruments increased during the year ended December 31, 2014, as compared to 2013, primarily due to a larger prepayment penalty paid in connection with the retirement of debt at the Citymark, 3 Huntington Quadrangle and 5th and Bell properties in November 2014 compared to the penalty paid related to the Seattle Design Center in August 2013.

•
Gain on sale of real estate investments increased during the year ended December 31, 2014, as compared to 2013, primarily due to the sale of the Minneapolis Office/Flex Portfolio and Airport Corporate Center.

•
During 2014, we determined that our directly-owned investment property located in Seattle, Washington was impaired because the contract sales price for this property was less than its carrying value. Accordingly, we recorded an impairment charge of $0.3 million to write this asset down to fair value for the year ended December 31, 2014.

•
During 2014, we invested $3.0 million in an unconsolidated entity. This investment was fully impaired as a result of anticipated cash flow of the entity. See Note 6 — Investments in Unconsolidated Entities for additional information regarding our investment in an unconsolidated entity that was fully impaired.

•
During 2013, we determined that four of our directly-owned investment properties located in El Segundo, California, Miami, Florida, Minneapolis, Minnesota and Dallas, Texas were impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for these investments to less than their carrying values. Additionally, we determined that our directly-owned investment property located in Minneapolis, Minnesota was impaired due to a deterioration of market conditions. Accordingly, we recorded an impairment charge of $33.9 million (which excludes $4.0 million that is recorded in discontinued operations) to write these assets down to fair value for the year ended December 31, 2013.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  As a result of future potential disposals, possible reinvestments and other factors, our results of operations for the period ended December 31, 2014 could differ from our results of operations in future periods.

Discontinued Operations

In July 2013, we sold the Raytheon/DIRECTV buildings and One Wilshire, which we acquired in March 2008 and August 2007, respectively, for a net contract purchase price of $407.0 million. The Raytheon and DIRECTV buildings comprise a two-building office complex in the South Bay submarket in El Segundo, California, and One Wilshire is an office building with retail space and a subterranean parking garage located in Los Angeles, California. The net contract sales price was $550.0 million.

In March 2013, we sold Williams Tower, an office building with an adjacent parking garage located in the Galleria/West Loop submarket of Houston, Texas, which we acquired in May 2008 for a net contract purchase price of $271.5 million.  The net contract sales price was $412.0 million.

In 2013, we sold Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings. The operating results of these properties have been reclassified and reported as income (loss) from discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) below. As described in Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements, we adopted amendments to the Codification regarding discontinued operations effective January 1, 2014. As a result, none of our dispositions for the year ended December 31, 2014 were classified as discontinued operations.

	2014	(1)	2013
	(In thousands)
Revenues:
Rental revenue	$(271)		$32,141
Other revenue	20		7,096
Total revenues	(251)		39,237
Expenses:
Property operating expenses	111		9,689
Real property taxes	—		4,383
Property management fees	(1)		905
Depreciation and amortization	—		8,308
Impairment losses	—		4,006	(2)
Total expenses	110		27,291
Income (loss) from discontinued operations before interest income (expense), taxes, gain (loss) on settlement of debt and gain (loss) on sale of discontinued operations	(361)		11,946
Interest expense	—		(6,868)
Interest income	22		26
Benefit (provision) for income taxes	(8)		(673)
Gain (loss) on settlement of debt	—		(9,839)
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(347)		(5,408)
Gain (loss) on sale of discontinued operations	—		310,386
Income (loss) from discontinued operations	$(347)		$304,978

(1)	The additional income (loss) from discontinued operations recorded in 2014 is related to properties sold prior to the adoption of the amended discontinued operations guidance issued in April 2014.

(2)
The contract sales price for the Raytheon/DIRECTV buildings was less than their carrying values and, as a result, an impairment loss was recorded for the year ended December 31, 2013 related to these discontinued operations.

Results for our Indirectly-Owned Properties

Our Interest in the Core Fund

As of December 31, 2014, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 10 properties that were 84% leased. As of December 31, 2013, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 13 properties that were 85% leased. Our equity in earnings related to our investment in the Core Fund for the year ended December 31, 2014 was $56.9 million compared to equity in earnings of $80.4 million for the year ended December 31, 2013.  The change in our equity in earnings (losses) for the year ended December 31, 2014 primarily resulted from the following:

•
In January 2014, the Core Fund sold 101 Second Street for a contract sales price of $297.5 million. 101 Second Street was acquired in September 2004 for a contract purchase price of $157.0 million. As a result of the sale of 101 Second Street, the Core Fund recognized a gain on sale of $174.4 million. As a result of the sale, we recognized a gain of $41.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

•
In May 2014, the Core Fund sold The KPMG Building for a contract sales price of $274.0 million. The KPMG Building was acquired in September 2004 for a contract purchase price of $148.0 million. As a result of the sale of The KPMG Building, the Core Fund recognized a gain on sale of $155.9 million. As a result of the sale, we recognized a gain of $37.2 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

•
In June 2014, the Core Fund sold 720 Olive Way for a contract sales price of $101.0 million. 720 Olive Way was acquired in January 2006 for a contract purchase price of $83.7 million. As a result of the sale of 720 Olive Way, the Core Fund recognized a gain on sale of $26.5 million. As a result of the sale, we recognized a gain of $5.0 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

Our Interest in the Grocery-Anchored Portfolio

As of December 31, 2013, we owned a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio for the years ended December 31, 2013 was insignificant. In January 2014, we completed the Grocery-Anchored Portfolio Transaction. See Note 1 — Organization — Investment Property.

Our Interest in Distribution Park Rio

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

Derivative Instruments

We have entered into several interest rate swap transactions with HSH Nordbank as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow or fair value hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2014 and 2013. The gains (losses) on derivative instruments recorded during the years ended December 31, 2014 and 2013 is the result of changes in the fair value of interest rate swaps during each period.

We recorded a gain on derivative instruments of $33.3 million for the year ended December 31, 2014 compared to gain of $33.6 million for the year ended December 31, 2013. We expect to hold the underlying investments to their maturities; therefore, the amount currently reflected is not necessarily indicative of the ultimate cash that will be paid out at the maturity date of our interest rate swaps. Additionally, we terminated a portion of the swap agreement with HSH Nordbank as a result of the prepayment of debt at Citymark, 3 Huntington Quadrangle and 5th and Bell and incurred a $12.3 million breakage fee in 2014. We also incurred a $5.4 million breakage fee in 2013, as a result of a termination of a swap agreement at Seattle Design Center. These amounts are included in gain (loss) on settlement of derivative instruments in the consolidated statements of operations and comprehensive income (loss).

Other Corporate-level Activities

The table below provides detail relating to our asset management and general and administrative expenses for the years ended December 31, 2014 and 2013.  All amounts are in thousands, except percentages:

	Years Ended December 31,		Change
	2014	2013	$	%
Acquisition fee	$1,012	$—	$1,012	—%
Asset management fees	$36,030	$27,970	$8,060	28.8%
Asset management and acquisition fees	$37,042	$27,970	$9,072	32.4%

Acquisition-related expenses	375	330	45	13.6%
General and administrative expenses	6,950	7,281	(331)	(4.5)%

We pay acquisition fees to our Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is equal to 0.50% of (i) the purchase price of real estate investments acquired directly by us, including any debt attributable to such investments or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. Acquisition fees increased for the year ended December 31, 2014, as compared to the same period in 2013, due to our acquisition of the Howard Hughes Center in January 2014. In connection with the acquisition of the Howard Hughes Center, we were obligated to pay approximately $5.0 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable related to the Participation Interest. The Advisor and HALP Associates Limited Partnership, the holder of the Participation Interest, respectively, agreed to waive $1.5 million of the cash acquisition fee and all of the $2.5 million acquisition fee payable as an increase to the Participation Interest.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. The increase in our asset management fees for the year ended December 31, 2014 compared to the prior year was due in part to our board of directors’ determination of our estimated per share NAV in December 2014, which was higher than the estimated per share NAV determined in March 2013 and resulted in an increase of the asset management fee expense recorded during the year ended December 31, 2014 related to the Participation Interest.

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

The following table presents the same store property-level revenues and expenses for the year ended December 31, 2013, as compared to the same period in 2012. See “Discontinued Operations” below for additional information regarding our property dispositions. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2013	2012	$	%
Property revenues:
Same-store properties	$138,238	$172,317	$(34,079)	(19.8)%
Recent acquisitions	$—	$—	$—	—%
Disposed properties	$29,870	$—	$29,870	—%
Total property revenues	$168,108	$172,317	$(4,209)	(2.4)%
Property expenses: (1)
Same-store properties	$63,361	$80,297	$(16,936)	(21.1)%
Recent acquisitions	$—	$—	$—	—%
Disposed properties	$19,482	$—	$19,482	—%
Total property expenses	$82,843	$80,297	$2,546	3.2%
Property revenues in excess of expenses
Same-store properties	$74,877	$92,020	$(17,143)	(18.6)%
Recent acquisitions	$—	$—	$—	—%
Disposed acquisitions	$10,388	$—	$10,388	—%
Total property revenues in excess of expenses	$85,265	$92,020	$(6,755)	(7.3)%

Other
Depreciation and amortization	$51,262	$55,042	$(3,780)	(6.9)%
Impairment losses	$33,878	$53,483	$(19,605)	(36.7)%
Gain (loss) on settlement of derivative instruments	$(5,374)	$—	$(5,374)	—%
Gain (loss) on sale of real estate investments	$—	$—	$—	—%
Interest expense	$47,453	$55,987	$(8,534)	(15.2)%
Interest and other income, net	$779	$736	$43	5.8%
Income tax expense	$274	$257	$17	6.6%
__________

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

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

•
During 2012 and 2013, we remained committed to leasing up our properties, and as a result incurred deferred lease costs, which are amortized over the life of the lease as a reduction to rental revenue. In 2013, this amortization was significantly higher than in 2012 due to significant lease costs at 321 North Clark and 3 Huntington Quadrangle, which also resulted in a reduction of property revenues.

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

Our Interest in the Grocery-Anchored Portfolio

As of December 31, 2013, we owned a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio for the years ended December 31, 2013 and 2012 was insignificant. In January 2014, we completed the Grocery-Anchored Portfolio Transaction. See Note 1 — Organization — Investment Property.

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

Other Corporate-level Activities

The table below provides detail relating to our asset management and general and administrative expenses for the years ended December 31, 2013 and 2012.  All amounts are in thousands, except percentages:

	Years Ended December 31,		Change
	2013	2012	$	%
Acquisition fee	$—	$—	$—	—%
Asset management fees	27,970	29,651	(1,681)	(5.7)%
Asset management and acquisition fees	$27,970	$29,651	$(1,681)	(5.7)%

Acquisition-related expenses	330	—	330	—%
General and Administrative Expenses	7,281	6,874	407	5.9%

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

The table below summarizes FFO and MFFO for the years ended December 31, 2014, 2013 and 2012 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the years then ended (in thousands).

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$47,899	$349,314	$(75,748)
Depreciation and amortization (1)	95,827	59,570	79,720
(Gain) loss on sale or dissolution of investment property and unconsolidated joint venture (2)	(31,906)	(316,634)	(2,064)
Impairment losses (3)	3,314	37,883	53,483
Adjustments to equity in earnings (losses) from unconsolidated entities, net (4)	(38,087)	(54,572)	22,548
Adjustments for noncontrolling interests (5)	(1,249)	(390)	1,305
Funds from operations	75,798	75,171	79,244
(Gain) loss on derivative instruments (6)	(33,258)	(33,559)	(8,680)
Other components of revenues and expenses (7)	19,675	16,388	4,866
Acquisition fees and expenses (8)	1,387	330	—
Adjustments to equity in earnings (losses) from unconsolidated entities, net (4)	(2,095)	(3,883)	(4,589)
Adjustments for noncontrolling interests (5)	943	1,170	422
Modified Funds From Operations	$62,450	$55,617	$71,263

Basic and Diluted Income (Loss) Per Common Share	$0.21	$1.50	$(0.33)
Funds From Operations Per Common Share	$0.33	$0.32	$0.34
Modified Funds From Operations Per Common Share	$0.28	$0.24	$0.31
Weighted Average Shares Outstanding	226,412	231,551	230,049

(1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes $8.3 million and $24.7 million of depreciation and amortization related to discontinued operations for the years ended December 31, 2013 and 2012, respectively.

(2)
Represents the gain on disposition of certain real estate investments. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis. This adjustment includes amounts from the “Gain (loss) on sale or dissolution of unconsolidated joint venture” and “Gain (loss) on sale of real estate investments” included in the consolidated statements of operations and comprehensive income (loss).

(3)
Represents impairment charges recorded during 2014 in accordance with GAAP. Although such impairment charges on operating real estate investments and our investments in unconsolidated entities are included in the calculation of net income (loss), we have excluded them from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments and our investments in unconsolidated entities on a comparative basis. See “Results of Operations — Results of Directly-Owned Properties” for additional information regarding our impairment charges.

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

(7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Straight-line rent adjustment (a)	$(5,527)	$(3,873)	$(5,009)
Amortization of lease incentives (b)	15,678	16,661	15,432
Amortization of out-of-market leases (b)	(3,252)	(2,524)	(6,426)
Settlement of derivative instrument (c)	12,334	5,374	—
Other	442	750	869
	$19,675	$16,388	$4,866

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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
Pursuant to the terms of the Grocery-Anchored Portfolio joint venture agreement, for the years ended December 31, 2013 and 2012, we received distributions of approximately $0.1 million and $2.6 million in excess of our pro-rata share of the joint venture’s MFFO, respectively.

•	Amortization of deferred financing costs was $2.7 million, $3.5 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, and was deducted in determining MFFO.

•
A portion of our asset management fees are paid in equity through the Participation Interest. For the years ended December 31, 2014, 2013 and 2012, these amounts were $21.5 million, $13.7 million and $19.4 million, respectively.

•
During the years ended December 31, 2014, 2013 and 2012, we sold our directly-owned interests in the following properties: (i) Seattle Design Center in December 2014, (ii) Airport Corporate Center in October 2014, (iii) Minneapolis Office/ Flex Portfolio in May 2014, (iv) Raytheon/DIRECTV buildings and One Wilshire in July 2013, (v) Williams Tower in March 2013, and (vi) and our indirectly-owned interest in Distribution Park Rio in January 2013. For additional information regarding our sales of investment property see “Financial Condition, Liquidity and Capital Resources — Cash Flows from Investing Activities — Sales of Investment Property.”

•
During the years ended December 31, 2014, 2013 and 2012, the Core Fund sold its interests in the following properties: (i) 720 Olive Way in June 2014, (ii) The KPMG Building in May 2014, (iii) 101 Second Street in January 2014, (iv) New York Trust Assets in June 2013, (v) Roseville Corporate Center in December 2012, and (vi) Shell Plaza in August 2012. For additional information regarding the sale of the Core Fund’s properties see “Year ended December 31, 2014 compared to the year ended December 31, 2013 — Results of Our Indirectly-Owned Properties — Our Interest in the Core Fund” and “Year ended December 31, 2013 compared to the year ended December 31, 2012 — Results of Our Indirectly-Owned Properties — Our Interest in the Core Fund.”

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including acquisition fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described previously. These arrangements are described in more detail in Note 10 — Related Party Transactions to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2014 and December 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2014. Specifically included are our obligations under long-term debt agreements (in thousands):

	Payments due by Period
Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Notes payable (1)	$59,767	$678,128	$205,601	$—	$943,496
Total contractual obligations (2)	$59,767	$678,128	$205,601	$—	$943,496
__________

(1)
Notes payable includes principal and interest payments on mortgage loans outstanding as of December 31, 2014. Interest payments due to HSH Nordbank were determined using effective interest rates which were fixed as a result of interest rate swaps. Under the terms of each swap transaction, we have agreed to make monthly payments at fixed rates of interest and will receive monthly payments from HSH Nordbank based on 1-month LIBOR.

(2)
Excluded from the table above is the settlement of the $108.9 million liability related to the Participation Interest. Although we expect to settle this liability in the future, we are not currently able to estimate the date on which the settlement will occur. See Note 10 — Related Party Transactions to our consolidated financial statements for additional information.

Recent Developments and Subsequent Events

Citymark

In February 2015, we sold Citymark, an office building located in Dallas, Texas. The net contract sales price for Citymark was $38.9 million, exclusive of transaction costs and closing prorations. We originally acquired our interest in Citymark in August 2005 for $27.8 million.

Civica Office Commons

In February 2015, we acquired the Civica Office Commons, a portfolio of two Class A office buildings located in Bellevue, Washington. The Civica Office Commons consists of 323,562 square feet of rentable area and is 89% leased. The contract purchase price for the Civica Office Commons was $205.4 million, exclusive of transaction costs and working capital reserves. Although we have not concluded on our accounting for this acquisition, we expect that the purchase price of this property will primarily be allocated to building, land and intangible assets and liabilities.

In connection with this acquisition, we were obligated to pay approximately $2.1 million of acquisition fees to our Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. Our Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.6 million of the cash acquisition fee and all of the $1.0 million acquisition fee payable as an increase to the Participation Interest.

Loan Activity

In February 2015, a subsidiary of the Operating Partnership entered into a Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase to establish a $30.0 million secured term loan facility (the “Facility”). In connection with the acquisition of the Civica Office Commons in February 2015, we borrowed the full capacity under the Facility. The Facility has a maturity date of May 12, 2015. The interest rate as of the date of the initial funding of the loan was 1.78%.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of December 31, 2014, we had $386.7 million of debt outstanding under our HSH credit facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 5.86%.  As of December 31, 2014, we had $405.2 million in variable rate debt that was not hedged with an interest rate swap. If interest rates were to increase by 1%, we would incur an additional $4.1 million in interest expense. Please see “Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Debt Financings” for more information concerning our outstanding debt.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Real Estate Investment Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.”

/s/ Deloitte & Touche LLP

Houston, Texas
March 27, 2015

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013

	2014	2013
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,634,658	$1,256,579
Investments in unconsolidated entities	187,668	393,695
Cash and cash equivalents	56,821	133,472
Restricted cash	3,049	119,786
Distributions receivable	7,199	3,888
Tenant and other receivables, net	45,851	44,953
Intangible lease assets, net	145,688	69,911
Deferred leasing costs, net	126,772	125,195
Deferred financing costs, net	3,476	3,272
Other assets	17,810	31,972
TOTAL ASSETS	$2,228,992	$2,182,723

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$64,534	$67,007
Due to affiliates	4,694	3,686
Intangible lease liabilities, net	28,762	9,846
Other liabilities	14,799	11,128
Interest rate swap contracts	34,393	67,652
Participation interest liability	108,911	91,376
Distributions payable	15,403	15,672
Notes payable	867,658	795,715
Total liabilities	1,139,154	1,062,082

Commitments and contingencies (Note 13)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2014 and 2013	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 225,207 and 229,174 common shares issued and outstanding as of December 31, 2014 and 2013, respectively	225	229
Additional paid-in capital	1,072,754	1,150,909
Retained earnings (deficit)	17,649	(29,951)
Accumulated other comprehensive income (loss)	(790)	(546)
Total stockholders’ equity	1,089,838	1,120,641
Noncontrolling interests	—	—
Total equity	1,089,838	1,120,641
TOTAL LIABILITIES AND EQUITY	$2,228,992	$2,182,723

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$219,435	$158,819	$163,125
Other revenue	16,588	9,289	9,192
Total revenues	236,023	168,108	172,317
Expenses:
Property operating expenses	69,372	54,429	54,186
Real property taxes	31,713	24,282	22,246
Property management fees	5,943	4,132	3,865
Depreciation and amortization	95,827	51,262	55,042
Acquisition related expenses	375	330	—
Asset management and acquisition fees	37,042	27,970	29,651
General and administrative	6,950	7,281	6,874
Impairment losses	3,314	33,878	53,483
Total expenses	250,536	203,564	225,347
Operating income (loss)	(14,513)	(35,456)	(53,030)
Other income (expenses):
Gain (loss) on derivative instruments, net	33,258	33,559	8,680
Gain (loss) on settlement of derivative instruments	(12,334)	(5,374)	—
Gain (loss) on sale or dissolution of unconsolidated joint venture	13,381	16,087	—
Equity in earnings (losses) of unconsolidated entities, net	56,936	82,468	9,460
Gain (loss) on sale of real estate investments	18,525	—	—
Interest expense	(47,352)	(47,453)	(55,987)
Interest income	655	779	736
Income (loss) from continuing operations before benefit (provision) for income taxes	48,556	44,610	(90,141)
Benefit (provision) for income taxes	(310)	(274)	(257)
Income (loss) from continuing operations	48,246	44,336	(90,398)
Income (loss) from discontinued operations, net of taxes	(347)	304,978	14,650
Net income (loss)	47,899	349,314	(75,748)
Less: Net (income) loss attributable to noncontrolling interests	(299)	(1,248)	(559)
Net income (loss) attributable to common stockholders	$47,600	$348,066	$(76,307)
Basic and diluted income (loss) per common share	$0.21	$1.50	$(0.33)
Weighted average number of common shares outstanding	226,412	231,551	230,049

Net comprehensive income (loss):
Net income (loss)	$47,899	$349,314	$(75,748)
Other comprehensive income (loss):
Foreign currency translation adjustment	(244)	1,415	(2,042)
Net comprehensive income (loss)	47,655	350,729	(77,790)
Net comprehensive (income) loss attributable to noncontrolling interests	(299)	(1,248)	(559)
Net comprehensive income (loss) attributable to common stockholders	$47,356	$349,481	$(78,349)

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE January 1, 2012	227,180	$228	$1,515,111	$(301,710)	$81	$1,213,710	$—
Issuance of common shares	6,119	6	47,594	—	—	47,600	—
Redemption of common shares	(1,619)	(2)	(12,633)	—	—	(12,635)	—
Distributions declared	—	—	(116,263)	—	—	(116,263)	(559)
Other offering costs, net	—	—	(242)	—	—	(242)	—
Net income (loss)	—	—	—	(76,307)	—	(76,307)	559
Foreign currency translation adjustment	—	—	—	—	(2,042)	(2,042)	—
BALANCE December 31, 2012	231,680	$232	$1,433,567	$(378,017)	$(1,961)	$1,053,821	$—
Issuance of common shares	4,752	4	34,644	—	—	34,648	—
Redemption of common shares	(7,258)	(7)	(54,152)	—	—	(54,159)	—
Distributions declared	—	—	(263,106)	—	—	(263,106)	(1,248)
Other offering costs, net	—	—	(44)	—	—	(44)	—
Net income (loss)	—	—	—	348,066	—	348,066	1,248
Foreign currency translation adjustment	—	—	—	—	469	469	—
Reclassification of foreign currency translation adjustment to earnings					946	946
BALANCE, December 31, 2013	229,174	$229	$1,150,909	$(29,951)	$(546)	$1,120,641	$—
Issuance of common shares	3,562	4	22,683	—	—	22,687	—
Redemption of common shares	(7,529)	(8)	(39,682)	—	—	(39,690)	—
Distributions declared	—	—	(61,133)	—	—	(61,133)	(299)
Other offering costs, net	—	—	(23)	—	—	(23)	—
Net income (loss)	—	—	—	47,600	—	47,600	299
Foreign currency translation adjustment	—	—	—	—	(244)	(244)	—
BALANCE, December 31, 2014	225,207	$225	$1,072,754	$17,649	$(790)	$1,089,838	$—

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$47,899	$349,314	$(75,748)
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	109,245	76,222	90,853
(Gain) loss on sale of real estate investments and discontinued operations	(18,525)	(310,386)	(2,064)
(Gain) loss on settlement of debt on sale of discontinued operations	—	9,839	—
Impairment losses	3,314	37,884	53,483
(Gain) loss on sale or dissolution of unconsolidated joint venture	(13,381)	(16,087)	—
Equity in (earnings) losses of unconsolidated entities, net	(56,936)	(82,468)	(9,460)
Distributions received from unconsolidated entities	56,936	45,281	2,401
Other losses, net	38	27	31
(Gain) loss on derivative instruments, net	(33,258)	(33,559)	(8,680)
(Gain) loss on settlement of derivative instruments	12,334	5,374	—
Net change in operating accounts	(27,420)	(60,034)	(26,673)
Net cash from operating activities	80,246	21,407	24,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	(3,000)	(104,059)	—
Distributions received from unconsolidated entities in excess of equity in earnings	46,390	53,711	23,733
Investments in acquired properties and lease intangible	(474,912)	—	—
Capital expenditures at operating properties	(10,448)	(8,647)	(10,248)
Proceeds from sale of real estate investments and unconsolidated joint venture	142,105	962,885	11,521
Change in restricted cash	116,737	1,100	(9,971)
Deposits on investment property	(15,000)	(30,000)	—
Net cash from investing activities	(198,128)	874,990	15,035

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in security deposits	969	572	476
Redemption of common shares	(42,442)	(43,820)	(12,594)
Payments of offering costs	(27)	(36)	(258)
Distributions paid to stockholders and noncontrolling interests	(39,050)	(243,634)	(68,681)
Proceeds from notes payable	926,000	446,000	32,000
Payments on notes payable	(788,066)	(974,936)	(47,339)
Payments on settlement of debt and derivative instruments	(12,334)	(15,213)	—
Additions to deferred financing costs	(3,563)	(3,896)	(1,014)
Net cash from financing activities	41,487	(834,963)	(97,410)
Effect of exchange rate changes on cash	(256)	(192)	17
Net change in cash and cash equivalents	(76,651)	61,242	(58,215)
Cash and cash equivalents, beginning of year	133,472	72,230	130,445
Cash and cash equivalents, end of year	$56,821	$133,472	$72,230

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

Public Offering

Hines REIT commenced its initial public offering in June 2004 and has raised approximately $2.7 billion through three public offerings, including shares of its common stock offered pursuant to its dividend reinvestment plan, since inception.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s new $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through December 31, 2014, Hines REIT received gross offering proceeds of $183.6 million from the sale of 23.2 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan. On January 1, 2015, Hines REIT received gross offering proceeds of $5.6 million from the sale of 0.9 million shares through the DRP Offering.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of December 31, 2014 and December 31, 2013, Hines REIT owned a 92.7%  and 93.8% general partner interest, respectively, in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% limited partnership interest in the Operating Partnership as of both December 31, 2014 and December 31, 2013. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 6.8% and 5.7% profits interest (the “Participation Interest”) in the Operating Partnership as of December 31, 2014 and December 31, 2013, respectively. See Note 10 — Related Party Transactions for additional information regarding the Participation Interest.

Investment Property

As of December 31, 2014, the Company owned direct and indirect investments in 34 properties. These properties consisted of 25 U.S. office properties, one industrial property in Dallas, Texas and a portfolio of eight grocery-anchored shopping centers located in four states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company makes investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 28.8% non-managing general partner interest as of both December 31, 2014 and December 31, 2013. The Company accounts for its investments in the Core Fund using the equity method of accounting.

In January 2014, the Company dissolved its joint venture with Weingarten Realty Investors (“Weingarten”), through which the Company and Weingarten held a portfolio of 12 grocery-anchored shopping centers. As a result of the dissolution of the joint venture, eight of the Grocery-Anchored Portfolio properties were distributed to the Company and the remaining four Grocery-Anchored Portfolio properties were distributed to Weingarten and an additional $0.4 million in cash was paid to the Company by Weingarten (“Grocery-Anchored Portfolio Transaction”). As of January 1, 2014, the Company has consolidated the eight properties that it received as a result of the Grocery-Anchored Portfolio Transaction. As of December 31, 2013, the Company owned a 70% interest in the Grocery-Anchored Portfolio, which was previously accounted for as an equity method investment. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Grocery-Anchored Portfolio Transaction.

In January 2013, the Company sold its 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil to an affiliate of Hines. As of December 31, 2012, the Company had a 50% interest in Distribution Park Rio, which was also accounted for as an equity method investment until it was sold in 2013. See Note 6 — Investments in Unconsolidated Entities for additional information regarding the Company’s investments in unconsolidated entities.

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

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the fair value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in the Core Fund for the years ended December 31, 2014, 2013, and 2012. Further, no impairment was recorded related to the Company’s Grocery-Anchored Portfolio for the years ended December 31, 2013 and 2012 and no impairment was recorded related to the Company’s investment in Distribution Park Rio for the year ended December 31, 2012. The Company dissolved its joint venture with Weingarten in January 2014 and recognized a gain of $13.2 million as a result of the dissolution of the joint venture. The Company sold its investment in Distribution Park Rio in January 2013 and recognized a gain of $16.1 million as a result of the sale. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil. The Company’s foreign subsidiaries translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities were translated at the exchange rate in effect as of the balance sheet date. Income statement amounts were translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains and losses resulting from translation were included in accumulated other comprehensive income as a separate component of stockholders’ equity. The Company disposed of its investment in Distribution Park Rio in January 2013 as well as its investment in Toronto, Ontario in June 2011. Upon disposal of these properties, the Company realized a gain or loss related to the currency translation adjustment which was included in the gain on disposal in its consolidated statement of operations. During the year ended December 31, 2013, the Company realized a loss of $0.9 million related to a currency translation adjustment as a result of the disposal of its indirectly-owned property in Brazil. Accumulated other comprehensive income as of December 31, 2014 is related to remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

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

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than the carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair value to reflect impairment in the value of the asset.  See Note 14 — Fair Value Disclosures for additional information regarding our policy for determining fair values of our investment property.

During the year ended December 31, 2014, the Company determined that one of our directly-owned investment properties located in Seattle, Washington was impaired, since the contract sales price for this property was less than its carrying value. As a result, an impairment loss of $0.3 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2014. During the year ended December 31, 2013, the Company determined that four of its directly-owned investment properties located in El Segundo, California, Miami, Florida, Minneapolis, Minnesota and Dallas, Texas were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values.  As a result, an impairment loss of $33.9 million (which excludes $4.0 million that is recorded in discontinued operations) was recorded to write down their carrying values to their fair value for the year ended December 31, 2013. During the year ended December 31,

2012, the Company determined that three of its directly-owned investment properties located in Minneapolis, Minnesota, Melville, New York and Seattle, Washington were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values.  As a result, an impairment loss was recorded related to those certain properties of $53.5 million to write down the carrying value of these assets to their fair value for the year ended December 31, 2012. If market conditions deteriorate or if management’s plans for certain properties change, additional impairment charges could be required in the future. See Note 14 — Fair Value Disclosures — Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Impairment of Investment Property for additional information.

During the year ended December 31, 2014, impairment losses of $97.7 million were recorded related to two of the Company’s indirectly-owned properties located in Richmond, Virginia and Phoenix, Arizona. During the year ended December 31, 2013, no impairment loss was recorded related to the Company’s indirectly-owned properties. During the year ended December 31, 2012, impairment losses of $90.1 million were recorded related to seven of the Company’s indirectly-owned properties, five of which were located in the suburban area outside of Sacramento, California and two of which were located in Charlotte, North Carolina. Four of the five properties located in the suburban area outside of Sacramento, California were sold in December 2012 and the fifth property was returned to the lender in January 2013. See Note 6 — Investments in Unconsolidated Entities for additional information.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2014 and December 31, 2013, the Company had restricted cash of $3.0 million and $119.8 million, respectively. In May 2011, the Company replaced the HSH Nordbank Collateral deposit with a letter of credit from the Bank of Montreal. As collateral for the letter of credit, the Company posted a cash deposit of $107.0 million with the Bank of Montreal, which is classified as restricted cash in the consolidated balance sheets.  HSH Nordbank has the right to have the properties serving as collateral under the HSH Nordbank credit facility appraised every two years. Subject to this requirement, in October 2012, HSH Nordbank notified the Company that the outstanding principal amounts under the facility exceeded 55% of the appraised values of the properties and therefore the Company would be required to provide additional collateral in the amount of $9.9 million to rebalance the portfolio. The Company obtained a letter of credit from the Bank of Montreal in October 2012 in order to meet the additional collateral required by HSH Nordbank. As collateral for the letter of credit, the Company posted an additional $9.9 million cash deposit with the Bank of Montreal.

In November 2014, the Company prepaid the outstanding debt balance it owed to HSH Nordbank of $102.3 million related to the Citymark, 3 Huntington Quadrangle and 5th and Bell properties. In connection with the prepayment of the debt, the Company incurred breakage fees of $12.3 million to terminate the related swap agreements with HSH Nordbank. As a result of the payment of the debt, the Company is no longer required to maintain a letter of credit with the Bank of Montreal and thereby released the restricted cash of $116.9 million.

The remaining balance in restricted cash for each period is related to escrow accounts required by certain of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2014 and 2013, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash. The Federal Deposit Insurance Corporation generally only insures limited amounts per depositor per insured bank.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $4.5 million and $4.6 million at December 31, 2014 and December 31, 2013, respectively.

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

Tenant inducement amortization was $15.7 million, $16.7 million and $15.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $5.5 million, $6.2 million and $6.6 million as amortization expense related to other direct leasing costs for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred Financing Costs

Deferred financing costs as of December 31, 2014 and 2013 consist of direct costs incurred in obtaining debt financing (see Note 7 — Debt Financing), including the financing fees paid to our Advisor (see Note 10 — Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2014, 2013 and 2012, $2.7 million, $3.5 million and $1.6 million, respectively, of deferred financing costs were amortized into interest expense in the accompanying consolidated statements of operations.

Other Assets

Other assets included the following (in thousands):

	December 31, 2014		December 31, 2013
Deposit on investment property	$15,000	(1)	$30,000	(2)
Prepaid insurance	724		686
Prepaid/deferred taxes	537		517
Other	1,549		769
Total	$17,810		$31,972

(1)	In December 2014, the Company funded a $15.0 million deposit related to its acquisition of the Civica Office Commons, which the Company acquired in February 2015.

(2)	In December 2013, the Company funded a $30.0 million deposit related to its acquisition of the Howard Hughes Center, which the Company acquired in January 2014.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of December 31, 2014 and December 31, 2013, respectively, the Company recorded liabilities of $7.2 million and $6.2 million related to prepaid rental payments which were included in other liabilities in the accompanying consolidated balance sheets.  The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $40.5 million and $40.9 million as of December 31, 2014 and December 31, 2013, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

Hines REIT has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In addition, as of December 31, 2014 and 2013 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs.

Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes in the accompanying consolidated financial statements. In 2014, 2013 and 2012, income tax expense recorded by the Company was primarily comprised of a provision for the Texas margin tax. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redemption of Common Stock

In March 2013, the Company’s board of directors amended and restated the Company’s share redemption program to reinstate the program effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. Prior to its reinstatement, the share redemption program had been suspended by the board of directors since November 30, 2009, except with respect to redemption requests made in connection with the death or disability (as defined in the Code) of a stockholder. Generally, funds available for redemption are limited to the amount of proceeds received from the Company’s dividend reinvestment plan in the prior quarter.  However, the board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of the Company’s shares outstanding as of the same date in the prior calendar year. The board of directors determined to waive the limitation on the share redemption plan and fully honor all eligible requests received for the year ended December 31, 2014 totaling $29.5 million, which was in excess of the $22.6 million received from the dividend reinvestment plan in the prior quarters. The Company has recorded liabilities of $10.2 million and $12.9 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity based on a redemption price of $5.45 per share for ordinary share redemption requests and $6.40 per share for death and disability redemption requests. Beginning with eligible redemption requests made during the first quarter of 2015, any shares that are redeemed in connection with the death or disability of a stockholder will be redeemed at $6.50 per share, which is the estimated per share net asset value as of September 30, 2014, determined by the Company’s board of directors in December 2014.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

In connection with recent amendments to the Accounting Standards Codification (“ASC” or the “Codification”) regarding discontinued operations, the Company reclassified “Gain (loss) on sale or dissolution of unconsolidated joint venture” and “Equity in earnings (losses) of unconsolidated entities, net” to be included in Income (loss) from continuing operations before benefit (provision) of income taxes to simplify the presentation of the Company’s results of operations. These reclassifications did not impact previously reported net income.

Recent Accounting Pronouncements

In March 2014, FASB made technical corrections and improvements related to glossary terms in the Codification. The amendments were effective upon issuance and did not have a material impact on the Company’s financial statements.

In April 2014, FASB issued amendments to the Codification to provide guidance on reporting discontinued operations. These amendments raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and early adoption was permitted.  The Company elected to adopt these amendments, effective January 1, 2014. As a result, the Company did not report any sales of real estate investment property in discontinued operations for the year ended December 31, 2014 since the Company concluded that these sales do not represent a “strategic shift” in the Company’s operations. See Note 3 — Real Estate Investments for additional information regarding the sales of the Minneapolis Office/Flex Portfolio, Airport Corporate Center and Seattle Design Center that did not qualify as discontinued operations as of December 31, 2014.

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

In August 2014, FASB issued amendments to the Codification to provide guidance on management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. The Company did not elect to early adopt and does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

In January 2015, FASB issued amendments to the Codification to provide guidance on the disclosure of extraordinary items. The amendments eliminate the concept of extraordinary items from GAAP. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

In February 2015, the FASB issued amendments to the Codification to provide guidance on consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company is currently assessing the impact, if any, that the adoption of these amendments will have on its financial statements.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Buildings and improvements	$1,452,900	$1,185,833
Less: accumulated depreciation	(206,460)	(178,720)
Buildings and improvements, net	1,246,440	1,007,113
Land	388,218	249,466
Investment property, net	$1,634,658	$1,256,579

In May 2014, the Company completed the sale of the Minneapolis Office/Flex Portfolio for a contract sales price of $75.5 million. The Company acquired the portfolio in September 2007 for a contract purchase price of $87.0 million. The Company recognized a gain on sale of this asset of $9.5 million, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

In October 2014, the Company sold Airport Corporate Center, a portfolio of properties located in the Miami Airport submarket of Miami, Florida. Airport Corporate Center consists of 11 buildings and a 5.46-acre land development site. The net contract sales price for Airport Corporate Center was $132.3 million, exclusive of transaction costs and closing prorations. The Company originally acquired its interest in Airport Corporate Center in January 2006 for $156.8 million. The Company recognized a gain on sale of this asset of $9.0 million, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

In December 2014, the Company sold the Seattle Design Center for a contract sales price of $25.0 million which included a $3.0 million investment in an entity affiliated with the buyer. The Seattle Design Center is a mixed-use office and retail complex located near the central business district of Seattle, Washington. The Company acquired Seattle Design Center in June 2007 for a contract purchase price of $56.8 million. See Note 2 — Summary of Significant Accounting Policies — Impairment of Investment Property for information regarding impairment losses recorded upon the sale of Seattle Design Center.

Lease Intangibles

As of December 31, 2014, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$254,029	$43,834	$56,267
Less: accumulated amortization	(127,055)	(25,120)	(27,505)
Net	$126,974	$18,714	$28,762

As of December 31, 2013, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$163,661	$38,721	$41,824
Less: accumulated amortization	(110,412)	(22,059)	(31,978)
Net	$53,249	$16,662	$9,846

Amortization expense was $50.6 million, $15.0 million and $28.1 million for in-place leases for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of $3.3 million, $2.5 million and $6.4 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014, anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases, for each of the years ended December 31, 2015 through December 31, 2019 were as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2015	$35,330	$(1,060)
2016	26,527	(24)
2017	19,018	703
2018	14,623	344
2019	9,275	(278)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of December 31, 2014, the approximate fixed future minimum rentals for each of the years ending December 31, 2015 through December 31, 2019 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2015	$157,539
2016	143,668
2017	126,914
2018	107,448
2019	91,534
Thereafter	475,802
Total	$1,102,905

During the years ended December 31, 2014, 2013 and 2012, the Company did not earn more than 10% of its revenue from any individual tenant.

4. Recent Acquisitions of Real Estate

For the year ended December 31, 2014, the Company acquired the assets and assumed certain liabilities of nine real estate operating properties located in the United States, for an aggregate net purchase price of $688.9 million.

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

(1)
The Grocery-Anchored Portfolio Transaction, which was a step acquisition, was accounted for as a business combination resulting in the assets acquired and liabilities assumed being recorded at fair value as a result of the step acquisition. Prior to the acquisition, the joint venture with Weingarten was considered a variable interest entity and was accounted for under the equity method of accounting, since the Company did not have the ability to direct the significant activities that affected the economic performance of the joint venture. The Company received $0.4 million in cash as a result of the step acquisition and determined that the fair value of the Company’s previously held interest was $167.2 million. The fair value of the Company’s equity interest was estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurement is based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with the Company’s fair value measurements accounting policy. Key assumptions include: third-party broker valuation estimates; discount rates ranging from 6.5% to 9.0%; a terminal capitalization rate for similar properties; and factors that the Company believes market participants would consider in estimating fair value. In addition, the Company recognized a $13.2 million gain, which represented the difference between the book value and the fair value of the Company’s previously held equity method investment in the joint venture with Weingarten and has been included in the line item, “Gain (loss) on sale or dissolution of unconsolidated joint venture” in the consolidated statements of operations and comprehensive income (loss).

The weighted average amortization periods for the intangible assets and liabilities acquired in connection with the 2014 acquisitions, as of the date of the acquisition, were as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
Grocery-Anchored Portfolio	15.4	7.1	39.3
Howard Hughes Center	4.4	4.7	6.1

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2014, which are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014 (in thousands):

		For the Year Ended
2014 Acquisitions		December 31, 2014
Grocery -Anchored Portfolio	Revenue	$17,808
	Net income (loss)	$3,099
Howard Hughes Center	Revenue	$47,378
	Net income (loss)	$(11,900)

The following unaudited consolidated information is presented to give effect to the 2014 acquisitions through December 31, 2014 as if the acquisitions occurred on January 1, 2013. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $1.4 million for the year ended December 31, 2014, as well as the gain on the dissolution of the Company’s joint venture as a result of the Grocery Anchored Portfolio Transaction equal to $13.2 million for the year ended December 31, 2014 and the gain on the sale of the Company’s investment in Distribution Park Rio equal to $16.1 million for the year ended December 31, 2013. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Year Ended
	December 31,
	Pro Forma 2014	Pro Forma 2013
Revenue	$238,053	$235,325
Net income (loss) from continuing operations	$35,440	$8,641
Basic and diluted income (loss) from continuing operations per common share	$0.16	$0.04

5.  Discontinued Operations

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

In 2013, the Company sold Williams Tower, One Wilshire and the Raytheon/DIRECTV buildings. The operating results of these properties have been reclassified and reported as income (loss) from discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) below. As described in Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements, the Company adopted amendments to the Codification regarding discontinued operations effective January 1, 2014. As a result, none of the Company’s dispositions for the year ended December 31, 2014 were classified as discontinued operations.

	2014	(1)	2013		2012
	(In thousands)
Revenues:
Rental revenue	$(271)		$32,141		$86,256
Other revenue	20		7,096		13,258
Total revenues	(251)		39,237		99,514
Expenses:
Property operating expenses	111		9,689		26,191
Real property taxes	—		4,383		11,289
Property management fees	(1)		905		2,538
Depreciation and amortization	—		8,308		24,679
Impairment losses	—		4,006	(2)	—
Total expenses	110		27,291		64,697
Income (loss) from discontinued operations before interest income (expense), benefit (provision) for income taxes, gain (loss) on settlement of debt and gain (loss) on sale of discontinued operations	(361)		11,946		34,817
Interest expense	—		(6,868)		(22,034)
Interest income	22		26		35
Benefit (provision) for income taxes	(8)		(673)		(232)
Gain (loss) on settlement of debt	—		(9,839)		—
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(347)		(5,408)		12,586
Gain (loss) on sale of discontinued operations	—		310,386		2,064	(3)
Income (loss) from discontinued operations	$(347)		$304,978		$14,650

(1)	The additional income (loss) from discontinued operations recorded in 2014 is related to properties sold prior to the adoption of the amended discontinued operations guidance issued in April 2014.

(2)
The contract sales price for the Raytheon/DIRECTV buildings was less than their carrying values and, as a result, an impairment loss was recorded for the year ended December 31, 2013 related to these discontinued operations.

(3)
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

The tables below show income (loss) and earnings (loss) per share attributable to common stockholders allocated between continuing operations and discontinued operations:

	2014	2013	2012
	(In thousands, except per share amounts)
Income (loss) from continuing operations attributable to common stockholders	$47,924	$60,227	$(90,238)
Income (loss) from discontinued operations attributable to common stockholders	(324)	287,839	13,931
Net income (loss) attributable to common stockholders	$47,600	$348,066	$(76,307)

Basic and diluted earnings (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$0.21	$0.26	$(0.39)
Income (loss) from discontinued operations	$—	$1.24	$0.06

6.  Investments in Unconsolidated Entities

As discussed in Note 1 — Organization, the Company owns indirect investments in 10 properties through its interests in the Core Fund. During January 2013, the Company sold its 50% interest in Distribution Park Rio through the buy/sell provision in the joint venture agreement to an entity partially owned by an affiliate of Hines. Net proceeds to the Company from this transaction were $43.3 million.

As of December 31, 2013, the Company also owned a 70% interest in the Grocery-Anchored Portfolio, which was accounted for as an equity method investment. In January 2014, the Company completed the Grocery-Anchored Portfolio Transaction. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Grocery-Anchored Portfolio Transaction.

During 2013, the investments in unconsolidated entities on the Company's balance sheet included the Core Fund and the Grocery-Anchored Portfolio, which was dissolved on January 1, 2014. See Note 1 — Organization — Investment Property for additional information regarding the Grocery-Anchored Portfolio Transaction.

In 2014, the Company invested $3.0 million in an unconsolidated entity as described in Note 3 — Real Estate Investments. This investment was fully impaired as a result of anticipated cash flow of the entity.

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Beginning balance	$393,695	$329,418	$348,986
Contributions	3,000	104,059	—
Distributions declared	(106,637)	(96,713)	(26,697)
Impairment losses of unconsolidated entities	(3,000)	—	—
Equity in earnings (losses)	56,936	82,468	9,460
Effect of exchange rate	—	—	(2,331)
Effect of sale of unconsolidated joint venture	(156,326)	(25,537)	—
Ending balance	$187,668	$393,695	$329,418

Combined condensed financial information of these investments is summarized as follows (in thousands):

Combined Condensed Consolidated Balance Sheets for the Core Fund

	December 31, 2014	December 31, 2013
ASSETS
Cash	$87,154	$112,151
Investment property, net	1,743,681	2,042,690
Other assets	453,487	590,610
Total Assets	$2,284,322	$2,745,451

LIABILITIES AND EQUITY
Debt	$1,198,684	$1,327,315
Other liabilities	176,821	260,460
Redeemable noncontrolling interests	192,172	268,871
Equity	716,645	888,805
Total Liabilities and Equity	$2,284,322	$2,745,451

The Core Fund sold three properties during each of the years ended December 31, 2014 and 2013. In 2012, the Core Fund sold six properties. The Core Fund has elected to adopt the amendments to the Codification that provide guidance on reporting discontinued operations early, effective January 1, 2014, and as a result, did not report the sale of The KPMG Building and 720 Olive Way in discontinued operations for the periods presented. In January 2014, the Core Fund sold 101 Second Street that was deemed held for sale as of December 31, 2013 and was reclassified into assets and liabilities held for sale, which are included in other assets and other liabilities and income from discontinued operations for all periods presented. The results of operations for the remainder of the properties sold have been reclassified into discontinued operations for all periods presented, which are reflected in the table below (in thousands).

Combined Condensed Consolidated Statements of Operations for the Core Fund

	For the Years Ended December 31,
	2014	2013	2012
Total revenues	$238,361	$258,212	$275,403
Total expenses	344,316	273,749	355,604
Gain (loss) on sale of real estate investments	182,407	—	—
Income (loss) from continuing operations	76,452	(15,537)	(80,201)
Income (loss) from discontinued operations	173,990	751,220	243,264
Net income (loss)	250,442	735,683	163,063
Less (income) loss allocated to noncontrolling interests	(49,334)	(436,783)	(134,715)
Net income (loss) attributable to parent	$201,108	$298,900	$28,348

The following discusses items of significance for the periods presented for our equity method investments:

In January 2014, the Core Fund sold 101 Second Street for a contract sales price of $297.5 million. 101 Second Street was acquired in September 2004 for a contract purchase price of $157.0 million. As a result of the sale of 101 Second Street, the Core Fund recognized a gain on sale of $174.4 million. The results of operations for 101 Second Street were reclassified into discontinued operations for the periods presented in the table above as a result of this transaction. As a result of the sale, the Company recognized a gain of $41.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

In May 2014, the Core Fund sold The KPMG Building for a contract sales price of $274.0 million. The KPMG Building was acquired in September 2004 for a contract purchase price of $148.0 million. As a result of the sale of The KPMG Building, the Core Fund recognized a gain on sale of $155.9 million. As a result of the sale, the Company recognized a gain of $37.2 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

In June 2014, the Core Fund sold 720 Olive Way for a contract sales price of $101.0 million. 720 Olive Way was acquired in January 2006 for a contract purchase price of $83.7 million. As a result of the sale of 720 Olive Way, the Core Fund recognized a gain on sale of $26.5 million. As a result of the sale, the Company recognized a gain of $5.0 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

During the year ended December 31, 2014, the Core Fund recorded impairment losses of $97.7 million on Riverfront Plaza in Richmond, Virginia and Renaissance Square in Phoenix, Arizona due to deterioration of market conditions.

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

In December 2012, the Core Fund sold Johnson Ranch Corporate Centre, Roseville Corporate Center, Summit at Douglas Ridge and Olympus Corporate Centre (collectively, the “Roseville Disposition Group”), a portfolio of four properties located in Roseville, California which it acquired in May 2007 for a contract purchase price of $200.7 million. The contract sales price was $73.0 million. Additionally, the Core Fund recorded impairment losses of $17.2 million related to the Roseville Disposition Group and Douglas Corporate Center (also located in Roseville, California), during the year ended December 31, 2012. Due to the deterioration in the financial condition of Douglas Corporate Center, the Core Fund elected to not make debt service payments on the secured, nonrecourse mortgage loan at the property. This resulted in a default, and effective January 2, 2013, a foreclosure on the property by the lender in which the Core Fund relinquished all rights and title to the property and was relieved of the entire value of the mortgage loan.

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

7.  Debt Financing

As of December 31, 2014 and 2013, the Company had $868.0 million and $796.9 million of debt outstanding, respectively, with a weighted average years to maturity of 2.1 years and 3.3 years, respectively, and a weighted average interest rate of 3.9% and 5.0%, respectively. The following table includes all of the Company’s outstanding notes payable balances as of December 31, 2014 and December 31, 2013 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate Description	Interest Rate	Principal Outstanding at December 31, 2014	Principal Outstanding at December 31, 2013
SECURED MORTGAGE DEBT
Arapahoe Business Park I	6/11/2015	Fixed	5.33%	$9,117	$9,272
Arapahoe Business Park II	11/11/2015	Fixed	5.53%	9,568	9,744
1515 S. Street	9/1/2016	Fixed	4.25%	37,702	38,741
345 Inverness Drive	12/11/2016	Fixed	5.85%	14,470	14,701
Airport Corporate Center (1)	9/1/2021	Fixed	5.14%	—	78,628
JPMorgan Chase Tower	2/1/2016	Variable	2.66%	153,219	156,798
Heritage Station (2)	1/1/2015	Fixed	5.38%	—	—
Thompson Bridge Commons	3/1/2018	Fixed	6.02%	5,225	—
HSH POOLED MORTGAGE FACILITY
Citymark, 321 North Clark, 1900 and 2000 Alameda (3)	8/1/2016	Fixed via swap	5.86%	169,697	185,000
3400 Data Drive, 2100 Powell	1/23/2017	Fixed via swap	5.25%	98,000	98,000
Daytona and Laguna Buildings	5/2/2017	Fixed via swap	5.36%	119,000	119,000
3 Huntington Quadrangle (3)	7/19/2017	Fixed via swap	5.98%	—	48,000
5th and Bell (3)	8/14/2017	Fixed via swap	6.03%	—	39,000
OTHER NOTES PAYABLE
JP Morgan Chase Revolving Credit Facility - Revolving Loan (4)	4/1/2017	Variable	1.77%	52,000	—
JP Morgan Chase Revolving Credit Facility - Term Loan (4)	4/1/2018	Variable	1.66%	200,000	—
TOTAL PRINCIPAL OUTSTANDING				867,998	796,884
Unamortized Discount (5)				(340)	(1,169)
NOTES PAYABLE				$867,658	$795,715
__________

(1)
In October 2014, the Company sold Airport Corporate Center. In connection with the sale of Airport Corporate Center, the Company’s outstanding principal balance of the secured mortgage loan was assumed by the purchaser.

(2)
On January 1, 2014, the Company assumed the secured mortgage loan for Heritage Station through the Grocery-Anchored Portfolio Transaction. In October 2014, the Company repaid in full the Heritage Station secured mortgage loan.

(3)
In November 2014, the Company prepaid the outstanding debt balance of $102.3 million with HSH Nordbank related to the Citymark, 3 Huntington Quadrangle and 5th and Bell properties. In connection with the prepayment of the debt, the Company incurred a breakage fee of $12.3 million to terminate the related swap agreements with HSH Nordbank. In August 2013, the Company also prepaid $31.0 million, the outstanding debt balance related to the Seattle Design Center, and incurred a breakage fee of $5.4 million to terminate the related swap agreement with HSH Nordbank.

(4)	See the discussion following the heading “JPMorgan Revolving Credit Facility” below for additional information regarding the Company's acquisition credit facility.

(5)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

JPMorgan Revolving Credit Facility

In January 2014, a subsidiary of the Operating Partnership entered into an acquisition credit agreement (the “JPMorgan Acquisition Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) to establish a $425.0 million unsecured term loan facility (the “Acquisition Credit Facility”). In connection with the acquisition of the Howard Hughes Center in January 2014, the Company borrowed the full capacity under the Acquisition Credit Facility. The Acquisition Credit Facility had a maturity date of May 15, 2014 with two 30-day extension options. Additionally, in connection with this financing, the Advisor agreed to waive the entire $4.3 million debt financing fee that otherwise would be payable to the Advisor pursuant to the Advisory Agreement. The Company made a payment of $45.0 million related to this agreement in February 2014.

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

The Company purchased interest rate protection in the form of interest rate swap agreements prior to borrowing any amounts under the HSH Credit Facility to secure it against fluctuations of LIBOR. Loans under the HSH Credit Facility may be prepaid in whole or in part, subject to the payment of certain prepayment fees and breakage costs. As of December 31, 2014, the Company had $386.7 million outstanding under the HSH Credit Facility which is a reduction from the $520.0 million maximum principal amount, due to the prepayment of the $102.3 million principal balance related to Citymark, 3 Huntington Quadrangle and 5th and Bell properties, and the Company has no remaining borrowing capacity under this facility.

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

The HSH Credit Facility provides that an event of default will exist if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The HSH Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance relating to covenants of the HSH Credit Facility as of December 31, 2014.

Additional Debt Secured by Investment Property

From time to time, the Company obtains mortgage financing for its properties outside of the credit facilities described above. Other than the exceptions described in the notes to the table above, these mortgages contain fixed rates of interest and are secured by the property to which they relate. These mortgage agreements contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance of covenants related to these agreements as of December 31, 2014.

The following table summarizes required principal payments on the Company’s outstanding notes payable for each of the years ended December 31, 2015 through December 31, 2019 and for the period thereafter (in thousands):

	Principal Payments due by Year
	2015	2016	2017	2018	2019	Thereafter
Notes Payable	$20,280	$374,041	$269,300	$204,377	$—	$—

The Company is not aware of any instances of noncompliance with financial covenants as of December 31, 2014.

8.  Derivative Instruments

The Company has several interest rate swap transactions with HSH Nordbank. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying balance sheets and changes in the fair value were recorded in gain (loss) on derivative instruments, net in the Company’s consolidated statements of operations (see Note 14 — Fair Value Disclosures for additional information).

The tables below provide additional information regarding each of the Company’s outstanding interest rate swaps (all amounts are in thousands except for interest rates):

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
August 1, 2006	August 1, 2016	$169,697	LIBOR	5.4575%
January 12, 2007	January 12, 2017	$98,000	LIBOR	4.8505%
May 1, 2007	May 1, 2017	$119,000	LIBOR	4.9550%

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Liabilities — Interest Rate Swap Contracts” on the Company’s consolidated balance sheets, as of December 31, 2014 and December 31, 2013:

	Liability Derivatives Fair value as of December 31,
Derivatives not designated as hedging instruments for accounting purposes:	2014	2013
Interest rate swap contracts	$34,393	$67,652
Total derivatives	$34,393	$67,652

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
Gain (loss) on interest rate swaps	$33,258	$33,559	$8,680
Total	$33,258	$33,559	$8,680

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

Further, with the authorization of its board of directors, the Company declared distributions for April 2013 through March 2015. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in the Company's dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for the years ended December 31, 2014, 2013 and 2012, respectively, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Stockholders				Noncontrolling Interests
Years Ended	Cash Distributions	Distributions Reinvested	Total Declared (1)		Total Declared (1)
December 31, 2014	$38,722	$22,411	$61,133		$299
December 31, 2013	$244,277	$28,801	$273,078	(2)	$1,248
December 31, 2012	$69,181	$47,082	$116,263		$559

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

10.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Securities, Inc. for each of the years ended December 31, 2014, 2013 and 2012 and amounts outstanding as of December 31, 2014 and 2013. A description of each of the fees included in the table follows (all amounts are in thousands):

	Incurred for the Years Ended December 31,			Unpaid as of December 31,
Type and Recipient	2014	2013	2012	2014	2013
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$21,493	$13,674	$19,435	$108,911	$91,376

Due to Affiliates
Acquisition Fee - the Advisor (2)	$1,012	$—	$—	—	—
Asset Management Fee – the Advisor	$14,537	$14,296	$10,216	1,135	1,185
Debt Financing Fee – the Advisor (3)	$—	$3,600	$—	—	—
Other - The Advisor	$4,483	$4,260	$4,357	656	767
Property Management Fee – Hines	$5,391	$5,037	$6,399	34	(16)
Leasing Fee – Hines	$2,421	$1,740	$4,797	2,252	1,535
Tenant Construction Management Fees – Hines	$116	$190	$32	5	1
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	$13,470	$14,012	$16,227	612	214
Due to Affiliates				$4,694	$3,686

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

(3)
In connection with the financing pursuant to the JPMorgan Acquisition Credit Agreement, the Advisor agreed to waive the entire $4.3 million debt financing fee that otherwise would be payable to the Advisor. Additionally, in connection with the financing pursuant to the Revolving Credit Facility, the Advisor agreed to waive the entire $4.3 million debt financing fee otherwise payable to the Advisor pursuant to the Advisory Agreement. See Note 7 — Debt Financing for additional information on the debt financing fee waived.

Advisory Agreement

Pursuant to the Advisory Agreement, which, if not renewed, expires on December 31, 2015, the Company is required to pay the following fees and expense reimbursements:

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

Reimbursement by the Advisor to the Company — The Advisor must reimburse the Company quarterly for any amounts by which operating expenses exceed, in any four consecutive fiscal quarters, the greater of (i) 2.0% of the Company’s average invested assets, which consists of the average book value of its real estate properties, both equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, or (ii) 25.0% of its net income (as defined by the Company’s Amended and Restated Articles of Incorporation), excluding the gain on sale of any of the Company’s assets, unless Hines REIT’s independent directors determine that such excess was justified. Operating expenses generally include all expenses paid or incurred by the Company as determined by generally accepted accounting principles, except certain expenses identified in Hines REIT’s Amended and Restated Articles of Incorporation. For the years ended December 31, 2014, 2013 and 2012, the Company did not exceed this limitation.

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

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Partnership Agreement”), HALP owns a profits interest in the Operating Partnership. The number of units underlying the Participation Interest increases on a monthly basis in relation to the portion of any asset management fees or acquisition fees that is paid through equity units rather than cash.  The profits interest in the Operating Partnership attributable to the Participation Interest was 6.8% and 5.7% as of December 31, 2014 and December 31, 2013, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution. The holder of the Participation Interest has the right to request the repurchase of the Participation Interest from the Company at any time, subject to a one-year holding period. The Company determines if the Participation Interest will be converted into cash or common shares except in the event that the Advisor is terminated by the Company. In the event that the Company terminates the Advisor, the holder of the Participation Interest may determine to have the Participation Interest repurchased in cash or common shares. Currently, it is the Company’s expectation that the Participation Interest will ultimately be settled in cash. Accordingly, the Participation Interest obligation has been classified as a liability in the accompanying consolidated balance sheets based on the estimated settlement value of this ownership interest plus any unpaid distributions, instead of equity, since it is probable that its ultimate settlement will be in the form of cash.

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

11. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Change in other assets	$(941)	$1,097	$220
Change in tenant and other receivables	(6,797)	(1,510)	(2,779)
Change in deferred leasing costs	(46,394)	(39,980)	(70,757)
Change in accounts payable and accrued expenses	7,611	(14,144)	30,401
Change in participation interest liability	17,535	(1,028)	14,222
Change in other liabilities	553	(990)	667
Change in due to affiliates	1,013	(3,479)	1,353
Changes in assets and liabilities	$(27,420)	$(60,034)	$(26,673)

12. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$45,870	$50,609	$75,838
Cash paid for income taxes	$279	$553	$539
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$15,403	$15,672	$29,573
Distributions reinvested	$22,649	$34,621	$47,568
Shares tendered for redemption	$10,175	$12,927	$2,588
Assumption of mortgages upon dissolution of joint venture	$10,947	$—	$—
Noncash net assets acquired upon acquisition of property	$172,244	$—	$—

13.  Commitments and Contingencies

In May 2014, Norton Rose Fulbright LLP signed a lease renewal for its space in the JPMorgan Chase Tower located in Dallas, Texas.  In connection with this renewal, the Company committed to fund $14.2 million of tenant improvements and leasing commissions related to its space, to be paid in future periods.  As of December 31, 2014, $4.2 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

In September 2014, Locke Lord LLP signed a lease renewal for its space in the JPMorgan Chase Tower located in Dallas, Texas.  In connection with this renewal, the Company committed to fund $15.9 million of tenant improvements and leasing commissions related to its space, to be paid in future periods.  As of December 31, 2014, $12.7 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

14. Fair Value Disclosures

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2014 and December 31, 2013 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014	$34,393	$—	$34,393	$—
December 31, 2013	$67,652	$—	$67,652	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2014, management estimated that the fair value of notes payable, which had a carrying value of $867.7 million, was $889.2 million. As of December 31, 2013, management estimated that the fair value of notes payable, which had a carrying value of $795.7 million, was $794.1 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2014, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2014, the Company determined that its directly-owned investment, Seattle Design Center, was impaired due to the contract sales price for this property was less than its carrying value. The Company sold Seattle Design Center in December 2014. See Note 3 — Real Estate Investments for additional information regarding the sale of Seattle Design Center.

During the year ended December 31, 2013, the Company determined that its directly-owned investments, Raytheon/DIRECTV buildings, Airport Corporate Center and 4050/4055 Corporate Drive, were impaired due to a shortened expected hold period. Further, the Company determined that its directly-owned investment, the Minneapolis Office/Flex Portfolio was impaired due to a shortened expected hold period and a reduction in market conditions. As a result of these changes in assumptions, the projected undiscounted cash flows were reduced for these investments.

Additionally, during the year ended December 31, 2012, the Company determined that its directly-owned investments, Seattle Design Center and 3 Huntington Quadrangle, were impaired due to a shortened expected hold period, which reduced the projected undiscounted cash flows for these investments. Also, during the year ended December 31, 2012, the Company determined that its directly-owned investment, a building in the Minneapolis Office/Flex Portfolio, was impaired due to a change in leasing assumptions and appraised values.

These changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for these investments. As a result, these assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss (1)
December 31, 2014	Investment property	$—	$—	$—	$—	$—
December 31, 2013	Investment property	$170,466	$—	$—	$170,466	$33,878
December 31, 2012	Investment property	$85,184	$—	$—	$85,184	$53,483

(1) Excludes impairment losses on disposed assets and investments in unconsolidated entities (See Note 6 — Investments in Unconsolidated Entities).

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

15.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has three reportable segments: 1) office properties, 2) a domestic industrial property and 3) domestic retail properties. The office properties segment consists of 15 office properties that the Company owns directly as well as 10 office properties that are owned indirectly through the Company’s investment in the Core Fund. The domestic industrial property segment consists of one directly-owned industrial property located in Dallas, Texas. The domestic retail segment consists of 8 grocery-anchored shopping centers in the Grocery-Anchored Portfolio. In 2012, the Company considered its investment in Distribution Park Rio as a separate international industrial property segment, however, in January 2013, the Company sold its indirect investment in Distribution Park Rio.

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

	Years Ended December 31,
	2014	2013		2012
Total revenue
Office properties	$215,051	$164,995		$169,251
Domestic industrial property	3,164	3,113		3,066
Domestic retail properties	17,808	—		—
Total segment revenue	$236,023	$168,108		$172,317

Net property revenues in excess of expenses (1)
Office properties	$114,778	$83,184		$90,044
Domestic industrial property	1,950	2,081		1,976
Domestic retail properties	12,267	—		—
Total segment net property revenues in excess of expenses	$128,995	$85,265		$92,020

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of domestic office properties	$56,936	$80,375		$7,058
Equity in earnings of domestic retail properties	—	48		100
Equity in earnings of international industrial properties	—	2,045		2,302
Total equity in earnings (losses) of unconsolidated entities	$56,936	$82,468		$9,460

Total assets		December 31, 2014		December 31, 2013
Office properties		$1,760,560		$1,489,901
Domestic industrial property		36,475		36,504
Domestic retail properties		190,296		—
Investment in unconsolidated entities -
Office properties		187,668		237,110
Domestic retail properties		—		156,585
Corporate-level accounts		53,993	(2)	262,623	(3)
Total assets		$2,228,992		$2,182,723

(1)	Revenues less property operating expenses, real property taxes and property management fees.

(2)
This amount primarily consists of cash and cash equivalents at the corporate level, including proceeds from the sale of the Company’s directly and indirectly-owned investments and distributions receivable from the Company’s investments in unconsolidated entities. Additionally, in 2014, this amount includes the $15.0 million deposit recorded in other assets on the consolidated balance sheet related to the acquisition of the Civica Office Commons in February 2015.

(3)
This amount primarily consists of cash and cash equivalents at the corporate level, including proceeds from the sale of the Company’s directly and indirectly-owned investments, proceeds from the Core Fund distribution the Company received in August 2013 as well as the cash collateral deposit related to the letter of credit with the Bank of Montreal. Additionally, in 2013, this amount includes the $30.0 million deposit recorded in other assets on the consolidated balance sheet related to the acquisition of the Howard Hughes Center in January 2014.

	Years Ended December 31,
	2014	2013	2012
Reconciliation to net income (loss)
Total segment property revenues in excess of expenses	$128,995	$85,265	$92,020
Depreciation and amortization	(95,827)	(51,262)	(55,042)
Acquisition related expenses	(375)	(330)	—
Asset management and acquisition fees	(37,042)	(27,970)	(29,651)
General and administrative	(6,950)	(7,281)	(6,874)
Impairment losses	(3,314)	(33,878)	(53,483)
Gain (loss) on derivative instruments, net	33,258	33,559	8,680
Gain (loss) on settlement of derivative instruments	(12,334)	(5,374)	—
Gain (loss) on sale or dissolution of unconsolidated joint venture	13,381	16,087	—
Equity in earnings (losses) of unconsolidated entities, net	56,936	82,468	9,460
Gain (loss) on sale of real estate investments	18,525	—	—
Interest expense	(47,352)	(47,453)	(55,987)
Interest income	655	779	736
Benefit (provision) for income taxes	(310)	(274)	(257)
Income (loss) from discontinued operations, net of taxes	(347)	304,978	14,650
Net income (loss)	$47,899	$349,314	$(75,748)

16. Quarterly Financial Data (unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2014 (in thousands, except per share information):

	For the Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$60,056	$58,837	$60,075	$57,055
Equity in earnings (losses) of unconsolidated entities, net	$40,945	$41,297	$(8,005)	$(17,301)
Income (loss) from discontinued operations, net of taxes	$(183)	$(23)	$(139)	$(2)
Net income (loss) attributable to common stockholders	$42,251	$40,181	$(14,406)	$(20,426)
Income (loss) per common share, basic and diluted	$0.19	$0.18	$(0.06)	$(0.09)

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

17. Subsequent Events

Citymark

In February 2015, the Company sold Citymark, an office building located in Dallas, Texas. The net contract sales price for Citymark was $38.9 million, exclusive of transaction costs and closing prorations. The Company originally acquired its interest in Citymark in August 2005 for $27.8 million.

Civica Office Commons

In February 2015, the Company acquired the Civica Office Commons, a portfolio of two Class A office buildings located in Bellevue, Washington. The Civica Office Commons consists of 323,562 square feet of rentable area and is 89% leased. The contract purchase price for the Civica Office Commons was $205.4 million, exclusive of transaction costs and working capital reserves. Although the Company has not concluded on its accounting for this acquisition, the Company expects that the purchase price of this property will primarily be allocated to building, land and intangible assets and liabilities.

In connection with this acquisition, the Company was obligated to pay approximately $2.1 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.6 million of the cash acquisition fee and all of the $1.0 million acquisition fee payable as an increase to the Participation Interest.

Loan Activity

In February 2015, a subsidiary of the Operating Partnership entered into a Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase to establish a $30.0 million secured term loan facility (the “Facility”). In connection with the acquisition of the Civica Office Commons in February 2015, the Company borrowed the full capacity under the Facility. The Facility has a maturity date of May 12, 2015. The interest rate as of the date of the initial funding of the loan was 1.78%.

*****

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2014 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2014, our system of internal control over financial reporting was effective at the reasonable assurance level.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm  regarding control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

March 27, 2015

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2015.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2015.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2015.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts is set forth beginning on page 129 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 130 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b)	Exhibits

Reference is made to the Index beginning on page 133 for a list of all exhibits filed as a part of this report.

* * * * * *

Hines US Core Office
Fund LP

Consolidated Financial Statements
as of December 31, 2014 and 2013, and
for Each of the Three Years in the
Period Ended December 31, 2014, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Partners of
Hines US Core Office Fund LP
Houston, Texas

We have audited the accompanying consolidated financial statements of Hines US Core Office Fund LP and its subsidiaries (the “Partnership”), which comprise the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2014, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hines US Core Office Fund LP and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, "Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity."

/s/ Deloitte & Touche LLP

Houston, Texas
March 27, 2015

HINES US CORE OFFICE FUND LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013
(In thousands)

	2014	2013
ASSETS

Investment property - net	$1,743,681	$2,042,690
Assets of property held for sale	—	114,557
Cash and cash equivalents	87,154	112,151
Restricted cash	32,098	22,777
Tenant and other receivables - net	74,956	69,424
Deferred financing costs - net	2,366	3,491
Deferred leasing costs - net	289,788	300,868
Intangible lease assets - net	50,975	68,173
Prepaid expenses and other assets	3,304	11,320

TOTAL ASSETS	$2,284,322	$2,745,451

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued expenses	$93,321	$109,824
Liabilities of property held for sale	—	78,204
Due to affiliates	9,386	9,462
Intangible lease liabilities - net	11,505	14,572
Other liabilities	33,486	32,060
Distributions payable	24,154	13,589
Dividends and distributions payable to redeemable noncontrolling interests	4,969	2,749
Notes payable	1,198,684	1,327,315

Total liabilities	1,375,505	1,587,775

Commitments and contingencies (See note 13)	—	—

Redeemable noncontrolling interests	192,172	268,871

Partners' equity	621,726	790,018
Noncontrolling interest	94,919	98,787

Total equity	716,645	888,805

TOTAL LIABILITIES AND EQUITY	$2,284,322	$2,745,451

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

	2014	2013	2012
Revenues:
Rental revenues	$213,101	$226,748	$232,885
Other revenues	24,925	31,362	23,978

Total revenues	238,026	258,110	256,863

Expenses:
Depreciation and amortization	71,828	83,962	88,314
Property operating expenses	68,466	70,636	69,180
Real property taxes	35,560	41,685	35,674
Property management fees	6,286	6,444	6,455
General and administrative	7,093	7,682	9,322
Impairment loss	97,656	—	72,901

Total expenses	286,889	210,409	281,846

(Loss) income from continuing operations before interest
income, interest expense, gain on extinguishment of debt,
gain on sale of real estate investments and income tax
expense	(48,863)	47,701	(24,983)

Interest income	335	102	223
Interest expense	(57,400)	(63,312)	(73,725)
Gain on extinguishment of debt	—	—	18,318
Gain on sale of real estate investments	182,407	—	—

Income (loss) from continuing operations before income tax expense	76,479	(15,509)	(80,167)

Income tax expense	(27)	(28)	(34)

Income (loss) from continuing operations	76,452	(15,537)	(80,201)

(Loss) income from discontinued operations	(482)	29,185	(5,088)
Gain on sale of discontinued operations	174,472	722,035	248,352

Net income	250,442	735,683	163,063

Less income allocated to redeemable noncontrolling interests	(46,305)	(435,845)	(132,337)

Less income allocated to noncontrolling interests	(3,029)	(938)	(2,378)

Net income attributable to partners	$201,108	$298,900	28,348

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

	Partners' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

BALANCE - January 1, 2012	$925,403	$150,253	$1,075,656	$411,768

Contributions	162,700	1,470	164,170	2,222
Distributions	(65,500)	(50,789)	(116,289)	(168,867)
Net income	28,348	2,378	30,726	132,337
Redemption of partners' interests	(148,384)	—	(148,384)	—
Other	2,428	—	2,428	959

BALANCE - December 31, 2012	904,995	103,312	1,008,307	378,419

Contributions	—	—	—	1,212
Distributions	(344,000)	(5,463)	(349,463)	(546,605)
Net income	298,900	938	299,838	435,845
Redemption of partners' interests	(69,877)	—	(69,877)	—

BALANCE - December 31, 2013	790,018	98,787	888,805	268,871

Contributions	—	—	—	2,020
Distributions	(369,400)	(6,897)	(376,297)	(99,280)
Net income	201,108	3,029	204,137	46,305
Redemption of partner's interest	—	—	—	(25,744)

BALANCE - December 31, 2014	$621,726	$94,919	$716,645	$192,172

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$250,442	$735,683	$163,063
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	103,148	124,261	155,005
Impairment loss	97,656	—	90,109
Gain on sale of real estate investments and discontinued
operations	(356,879)	(722,035)	(248,352)
Gain on extinguishment of debt	—	(12,563)	(18,318)
(Gain) loss on derivative instruments	—	(445)	535
Changes in assets and liabilities:
Tenant and other receivables	(9,296)	(15,363)	(6,348)
Deferred leasing costs	(43,456)	(53,047)	(84,224)
Prepaid expenses and other assets	7,831	(3,571)	(6,935)
Accounts payable and accrued expenses	(9,244)	(48,306)	(11,772)
Due to affiliates	(202)	(1,621)	(4,226)
Other liabilities	2,229	(347)	4,334
Net cash from operating activities	42,229	2,646	32,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in investment property	(6,776)	(9,595)	(25,327)
Proceeds from sale of investment property, net	637,255	1,267,723	567,117
(Increase) decrease in restricted cash	(8,337)	12,281	16,047
Decrease in other assets	—	—	32,343
Net cash from investing activities	622,142	1,270,409	590,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	—	—	162,700
Contributions from redeemable noncontrolling interests	2,020	1,212	2,222
Contributions from noncontrolling interests	—	—	1,470
Distributions to partners	(358,835)	(347,411)	(59,471)
Dividends and distributions to redeemable noncontrolling interests	(97,060)	(554,520)	(161,276)
Distributions to noncontrolling interests	(6,897)	(5,463)	(50,789)
Redemption of partners' interest	—	(69,877)	(148,384)
Redemption of redeemable noncontrolling interest	(25,744)	—	—
Proceeds from notes payable	—	123,500	392,000
Repayments of notes payable	(203,066)	(494,183)	(790,116)
Increase in security deposit liabilities	443	272	3,639
Additions to deferred financing costs	(229)	(1,820)	(2,512)
Other	—	—	1,204
Net cash from financing activities	(689,368)	(1,348,290)	(649,313)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,997)	(75,235)	(26,262)

CASH AND CASH EQUIVALENTS - Beginning of year	112,151	187,386	213,648

CASH AND CASH EQUIVALENTS - End of year	$87,154	$112,151	$187,386

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

On November 14, 2013, with the consent of the Non-Managing General Partner and the limited partners, by majority vote ("Majority LP Vote"), the Partnership's limited partnership agreement was amended to: (1) establish December 31, 2015 as the end date for the Partnership, subject to two one-year extension options (the first extension option at the discretion of Capital and the second extension option requiring the consent of the Non-Managing General Partner and the limited partners, by Majority LP Vote); and (2) terminate the Partnership's redemption program, subject to existing redemption requests and redemption rights. See Note 8 - Governing Agreements and Investor Rights.

As of December 31, 2014, the Partnership owned indirect interests in office properties as follows:

Property	Location	Acquisition Date	Square Feet	% Leased	Effective Ownership by the Partnership as of December 31, 2014 (1)
			(Unaudited)	(Unaudited)
One Atlantic Center	Atlanta, Georgia	July 2006	1,100,312	81%	84.9%
333 West Wacker	Chicago, Illinois	April 2006	858,040	91	67.8
One North Wacker	Chicago, Illinois	March 2008	1,373,754	92	43.3
Riverfront Plaza	Richmond, Virginia	November 2006	951,897	80	84.9
525 B Street	San Diego, California	August 2005	449,180	83	84.9
Warner Center	Woodland Hills, California	October 2006	808,274	93	67.8
Wells Fargo Center	Sacramento, California	May 2007	507,264	82	67.8
Charlotte Plaza	Charlotte, North Carolina	June 2007	630,714	91	84.9
Carillon	Charlotte, North Carolina	July 2007	475,349	79	84.9
Renaissance Square	Phoenix, Arizona	December 2007	965,508	66	84.9
			8,120,292	84

(1)
This percentage shows the Partnership's effective ownership interest in the applicable operating companies (“Companies”) that own the Properties. The Partnership holds an indirect ownership interest in the Companies through its investments in Hines US Core Office Trust (“Core Office Trust”) (99.9% at December 31, 2014).

On January 30, 2015, the Fund sold its 51% interest in the subsidiary that owns One North Wacker, an office building located in Chicago, Illinois. See Note 14 - Subsequent Events.

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

The Partnership evaluates the need to consolidate joint ventures in accordance with GAAP. Joint ventures are evaluated to determine whether or not the investment qualifies as a variable interest entity (“VIE”). If the investment qualifies as a VIE, an analysis is then performed to determine if the Partnership is the primary beneficiary of the VIE by analyzing if the Partnership has both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. The Partnership also considers the rights and decision making abilities of each holder of variable interests. The Partnership will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Partnership will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. As of December 31, 2014 and 2013, the Partnership has no interests in VIEs or unconsolidated interests in joint ventures.

Management has evaluated subsequent events through March 27, 2015, which is the date the consolidated financial statements were issued.

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

Real estate assets are reviewed each reporting period for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Fund believes are similar to those used by market participants. Impairment losses related to five properties located in the suburban area of Sacramento, California totaling $17.2 million were recognized for the year ended December 31, 2012 and is included in income (loss) from discontinued operations on the consolidated statement of operations. Impairment losses related to two properties located in Charlotte, North Carolina totaling $72.9 million were recognized for the year ended December 31, 2012. No impairment losses were recorded for the year ended December 31, 2013. Impairment losses related to a property located in Richmond, Virginia and a property located in Phoenix, Arizona totaling $97.7 million were recognized for the year ended December 31, 2014. The determination of whether a property investment is impaired requires a significant amount of judgment by management at the time of the evaluation. If market conditions deteriorate or if management's plans for certain properties change, additional impairments could be required in the future. (See Note 11 - Fair Value Disclosures - Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis - Impairment of Investment Property)

Property Held for Sale - Properties are classified as held for sale when certain criteria are met, in accordance with GAAP. At that time, the assets and liabilities associated with the property held for sale are presented separately in the consolidated balance sheet, and the recording of depreciation and amortization expense related to the property is stopped. Property held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2013, 101 Second Street was classified as held for sale. No properties were classified as held for sale as of December 31, 2014.

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

Tenant and Other Receivables - Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the consolidated balance sheets, net of an allowance for doubtful accounts of $1.0 million and $1.4 million at December 31, 2014 and 2013, respectively.

Deferred Financing Costs - Deferred financing costs consist of direct costs incurred in obtaining the notes payable (see Note 5 - Notes Payable). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the term of the notes. For the years ended December 31, 2014, 2013, and 2012, $1.3 million, $2.1 million, and $4.3 million, respectively, was amortized into interest expense. Deferred financing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $2.4 million and $2.7 million at December 31, 2014 and 2013, respectively.

Deferred Leasing Costs - Direct leasing costs, primarily third-party leasing commissions and tenant incentives, are capitalized and amortized over the life of the related lease. Tenant incentive amortization was $31.5 million, $31.8 million, and $31.4 million for the years ended December 31, 2014, 2013, and 2012, respectively, and was recorded as a reduction of rental revenue. Amortization expense related to other direct leasing costs for the years ended December 31, 2014, 2013, and 2012, was $8.8 million, $9.6 million, and $10.7 million, respectively. Deferred leasing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $123.7 million and $101.5 million at December 31, 2014 and 2013, respectively.

Prepaid Expenses and Other Assets - Prepaid expenses and other assets as of December 31, 2013 includes a $7.5 million deposit held in escrow pursuant to the terms of the Agreement of Sale and Purchase of 425 Lexington Avenue (the "Sale Agreement"). The deposit can be claimed by the purchaser of the asset to reimburse the purchaser for damages incurred as a result of any untruth, inaccuracy or breach of any of Hines NY Core Office Trust's ("NY Trust") representations and warranties set forth in the Sale Agreement. The entire escrow deposit was refunded to NY Trust during 2014 in accordance with the terms of the Sale Agreement.

Revenue Recognition - The Fund recognizes rental revenue on a straight-line basis over the life of the lease, including the effect of rent holidays, if any. Straight-line rent receivable in the amount of $68.3 million and $60.9 million as of December 31, 2014 and 2013, respectively, consists of the difference between the tenants' rents calculated on a straight-line basis from the date of acquisition or lease commencement date over the remaining term of the related leases and the tenants' actual rents due under the leases and is included in tenant and other receivables, net, in the consolidated balance sheets. Revenues relating to lease termination fees are recognized at the time a tenant's right to occupy the space is terminated and when the Fund has satisfied all obligations under the lease agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue generally represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes - The Fund is subject to the State of Texas “margin tax.” which covers legal entities, including limited partnerships, doing business in Texas. The Fund previously held an interest in an entity that owned two properties, One Shell Plaza and Two Shell Plaza (collectively, “Shell Plaza”), located in Texas.  On August 9, 2012, the Fund sold Shell Plaza. See Note 4 - Discontinued Operations and Property Held for Sale. As of December 31,

2014 and 2013, the Fund had no significant temporary differences, tax credits or net operating loss carry-forwards.

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

Concentration of Credit Risk - At December 31, 2014 and 2013, the Fund had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.   Management regularly monitors the financial stability of these financial institutions and believes that the Fund is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Recent Accounting Pronouncements - In March 2014, the Financial Accounting Standards Board (the "FASB") made technical corrections and improvements related to glossary terms in the Accounting Standards Codification (the "Codification"). The amendments were effective upon issuance and did not have a material impact on the Fund's financial statements.

In April 2014, the FASB issued amendments to the Codification to provide guidance on reporting discontinued operations. These amendments raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and early adoption is permitted. The Fund elected to adopt these amendments, effective January 1, 2014. Since the Fund classified and reported 101 Second Street as held for sale for the year ended December 31, 2013, the Fund reported the sale of the property in discontinued operations for the year ended December 31, 2014. The Fund concluded that all other real estate sales during 2014 do not represent a "strategic shift" in the Fund's operations and, therefore, do not qualify as discontinued operations. See Note 3 - Real Estate Investments for additional information regarding the sale of the Properties that did not qualify as discontinued operations as of December 31, 2014.

In May 2014, the FASB issued amendments to the Codification to provide guidance on recognizing revenue from contracts with customers. The amendments also replace prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. These amendments are effective for fiscal years beginning after December 15, 2017. The Fund is currently assessing the impact, if any, that the adoption of these amendments will have on its financial statements.

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The core objective of this guidance is that management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. The provisions of ASU No. 2014-15 are effective as of December 31, 2016 and early adoption is permitted. The Fund did not early adopt this provision and does not expect the adoption of this update to have a material impact on its financial statements.

3.   REAL ESTATE INVESTMENTS

Investment property consisted of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Buildings and improvements	$1,738,998	$2,043,332
Less accumulated depreciation	(266,446)	(329,848)
Buildings and improvements, net	1,472,552	1,713,484
Land	271,129	329,206
Investment property, net	$1,743,681	$2,042,690

On May 23, 2014, the Fund sold 55 Second Street for a contract sales price of $274.0 million and the net book value was $109.2 million on the date of the sale. Additionally, on June 30, 2014, the Fund sold 720 Olive Way for a contract sales price of $101.0 million and the net book value was $68.2 million on the date of the sale. The Fund recognized a combined gain on sale of these assets of $182.4 million, which was recorded in gain on sale of real estate investments in the consolidated statement of operations.

In December 2014, the Partnership executed a Purchase and Sale Agreement for Charlotte Plaza, located in Charlotte, North Carolina for a contract sales price of $160.0 million and the net book value was $132.6 million on December 31, 2014. This transaction did not meet the requirements to be classified as held for sale as of December 31, 2014. As of the date of issuance of this report, the Partnership has not sold the property.

As of December 31, 2014, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$201,528	$16,370	$34,398
Less accumulated amortization	(154,201)	(12,722)	(22,893)
Net	$47,327	$3,648	$11,505

As of December 31, 2013, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$239,060	$29,100	$46,698
Less accumulated amortization	(178,092)	(21,895)	(32,126)
Net	$60,968	$7,205	$14,572

In-place leases are amortized to amortization expense over the remaining lease terms. Amortization expense was $12.2 million, $24.2 million, and $37.8 million for in-place leases for the years ended December 31, 2014, 2013, and 2012, respectively. Out-of-market leases are amortized as adjustments to rental revenue over the remaining lease terms. Amortization of out-of-market leases, net, was an increase to rental revenue of $1.4 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. Amortization of out-of-market leases, net, was a decrease to rental revenue of $1.4 million for the year ended December 31, 2012.

Anticipated amortization of in-place leases and out-of-market leases for the next five years is as follows (in thousands):

Years Ending December 31,	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
2015	$5,932	$316	$(1,670)
2016	4,713	285	(1,181)
2017	3,535	230	(863)
2018	2,828	222	(698)
2019	2,608	222	(646)

4. DISCONTINUED OPERATIONS AND PROPERTY HELD FOR SALE

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

On January 2, 2013, pursuant to foreclosure, the Fund transferred ownership of Douglas Corporate Center, an office property located in suburban Sacramento, California, to the lender associated with this property in full settlement of the mortgage debt. The Fund acquired the property in May 2007. The net book value of Douglas Corporate Center, excluding the principal balance, was $23.4 million as of the date of foreclosure. The Fund recognized a $12.6 million gain on extinguishment of debt resulting from the foreclosure.

On June 28, 2013, the Fund sold 425 Lexington Avenue and 499 Park Avenue, office properties located in New York City, and 1200 19th Street, an office property located in Washington, D.C. The Fund acquired these properties in August 2003. The combined contract sales price was $1.3 billion and the net book value was $619.1 million on the date of the sale. The Fund recognized gains on the sale of these assets totaling approximately $119,000 and $718.1 million in 2014 and 2013, respectively.

On January 7, 2014, the Fund sold 101 Second Street, an office property located in San Francisco, California, which it acquired in September 2004. The contract sales price was $297.5 million compared to carrying value of $113.8 million. The Fund recognized a gain totaling $174.4 million on the sale of this asset. The Fund classified the property as an asset held for sale as of December 31, 2013, in accordance with Codification 205 "Presentation of Financial Statements" and has segregated the assets and liabilities in the accompanying balance sheet as of December 31, 2013.

The combined results of operations of Shell Plaza, the Roseville Disposition Group, Douglas Corporate Center, 425 Lexington Avenue, 499 Park Avenue, 1200 19th Street and 101 Second Street for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Revenues:
Rental revenue	$185	$61,051	$139,227
Other revenue	49	2,052	5,906
Total revenue	234	63,103	145,133
Expenses:
Depreciation and amortization	—	7,637	29,601
Property operating expenses	170	12,628	33,920
Real property taxes	37	11,518	25,042
Property management fees	7	1,587	3,816
General and administrative	466	1,293	3,086
Impairment loss	—	—	17,208
Total expenses	680	34,663	112,673
(Loss) income from discontinued operations
before interest income, interest expense,
gain on extinguishment of debt, gain (loss)
on derivative instruments and income tax
expense	(446)	28,440	32,460

Interest income	18	26	71
Interest expense	(54)	(12,289)	(36,909)
Gain on extinguishment of debt	—	12,563	—
Gain (loss) on derivative instruments	—	445	(535)

(Loss) income before income tax expense	(482)	29,185	(4,913)

Income tax expense	—	—	(175)

(Loss) income from discontinued operations	$(482)	$29,185	$(5,088)

As of December 31, 2013, 101 Second Street was classified as held for sale. As of December 31, 2014, no properties were considered held for sale. The major classes of assets and liabilities associated with property held for sale are as follows (in thousands):

2013

Investment property - net	$94,625
Deferred leasing costs - net	15,404
Tenant receivables and other assets - net	4,528
Assets of property held for sale	$114,557

Notes Payable	$74,434
Accounts payable and accrued expenses	1,907
Other liabilities	1,863
Liabilities of property held for sale	$78,204

5.   NOTES PAYABLE
The Fund's notes payable at December 31, 2014 and 2013, consist of the following (in thousands):

Description	2014		Maturity Date	2014	2013
MORTGAGE NOTES
Secured Nonrecourse Fixed Rate Mortgage Notes:
Nippon Life Insurance Companies — 55 Second Street	5.1300		9/20/2014	—	80,000
The Northwestern Mutual Life Insurance Company — 525 B Street	4.1300		9/1/2018	60,387	61,605
Prudential Insurance Company of America — 720 Olive Way	5.3200		2/1/2016	—	42,400
Prudential Insurance Company of America — 333 West Wacker	5.6600		5/1/2016	124,000	124,000
Prudential Insurance Company of America — One Atlantic Center	6.1000		8/1/2016	141,000	141,000
Bank of America, N.A. — Warner Center	5.6280		10/1/2016	174,000	174,000
Massachusetts Mutual Life Insurance Company - One North Wacker	4.2000		5/10/2022	275,000	275,000
Subtotal Fixed Rate Mortgage Notes				774,387	898,005
Secured Nonrecourse Variable Rate Mortgage Notes:
Westdeutche Immobilienbank AG - 101 Second Street	3.3650 (LIBOR + 3.20%)	(1)	4/8/2015	—	—	(2)
JP Morgan Chase Bank, N.A. — One Renaissance Square and Two Renaissance Square	2.6700 (LIBOR + 2.5%)		7/10/2015	89,581	90,000
Metropolitan Life Insurance Company — Charlotte Plaza	3.1600 (LIBOR + 3.0%)		9/1/2015	80,465	82,098
Metropolitan Life Insurance Company — Carillon	3.1600 (LIBOR + 3.0%)		9/1/2015	57,544	58,712
Metropolitan Life Insurance Company — Riverfront Plaza	2.6600 (LIBOR + 2.5%)		10/8/2015	75,000	75,000
Bank of America, N.A. — Wells Fargo Center	2.1557 (LIBOR + 2.0%)		12/30/2016	93,034	94,827
Subtotal Variable Rate Mortgage Notes				395,624	400,637
Total Mortgage Notes				1,170,011	1,298,642
MEZZANINE LOAN
SBAF Mortgage Fund I, LLC — Wells Fargo Center	9.1578 (LIBOR + 9.0%)		12/30/2016	28,673	28,673
REVOLVING CREDIT FACILITIES
KeyBank National Association — US Core Office Properties	2.6635		2/27/2016	—	—
				$1,198,684	$1,327,315

Footnotes:

(1)	On August 9, 2011, the Fund entered into an interest rate swap agreement, which effectively fixed the interest rate at 4.16% (see Note 6 - Derivative Instruments).

(2)
Property associated with this mortgage note is considered held for sale as of December 31, 2013. The outstanding principal amount of $74.4 million as of December 31, 2013 is included in liabilities of property held for sale. On January 7, 2014, the outstanding principal balance was paid off with proceeds from the sale of the property.

The mortgage notes described above require monthly interest-only payments, except the mortgage notes at 525 B Street, One Renaissance Square and Two Renaissance Square, Charlotte Plaza, Carillon, and Wells Fargo Center, each requiring monthly payments of principal and interest based on various amortization schedules. Prepayment of the mortgage notes principal balance is permitted with payment of a premium if required under the respective loan agreements. Each mortgage note is secured by a mortgage on the related property, the leases on the related property, and the security interest in personal property located on the related property.
On January 2, 2013, pursuant to a foreclosure, the Fund transferred ownership of Douglas Corporate Center to the lender associated with this property in full settlement of the mortgage debt. As a result, the Fund recognized a gain on extinguishment of debt in the amount of $12.6 million, which is included in income from discontinued operations in the consolidated statement of operations.

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
On July 10, 2014, the Fund executed a loan renewal, extension and modification agreement of the mortgage note at One Renaissance Square and Two Renaissance Square with JP Morgan Chase. Under the terms of the agreement, the Fund extended the maturity date for one year and amended certain provisions of the loan documents. Payments of principal and interest are due monthly for the term of the loan. Subject to various conditions, the agreement may be extended for one additional one-year period with payment of a fee.
Revolving Credit Facilities

KeyBank National Association - NY Core Office Trust - On January 9, 2013, NY Trust executed a first amendment to the credit facility (“Amended Credit Agreement I”) with KeyBank, as an administrative agent for itself and certain other lenders. Amended Credit Agreement I provided for borrowing capacity of up to $65.0 million. Loans under this facility bore interest, at the borrower's option, at a variable rate or a LIBOR-based rate plus a spread ranging from 200 to 225 basis points based on a prescribed leverage ratio calculated for the NY Trust. Payments of interest were due monthly, and all outstanding principal and unpaid interest were due on August 30, 2013, the maturity date of this facility. NY Trust used the proceeds from the sale of the Properties to pay the entire outstanding loan balance on June 28, 2013.

KeyBank National Association - US Core Office Properties - On February 27, 2013, Core Office Properties executed a second amended and restated credit agreement (“Amended Credit Agreement II”) with KeyBank, as an administrative agent for itself and certain other lenders. Amended Credit Agreement III provides for borrowing capacity of up to $50.0 million with an option to increase the capacity up to $100.0 million prior to February 27, 2016, subject to certain terms and conditions. Loans under this facility bear interest, at the borrower's option, at a variable rate plus a spread ranging from 125 to 175 basis points or a LIBOR-based rate plus a spread ranging from 225 to 275 basis points, each of which are based on a prescribed leverage ratio calculated for Core Office Properties. Payments of interest are due monthly, and all outstanding principal and unpaid interest are due on February 27, 2016, the maturity date of this facility and may be extended one additional year, subject to certain terms and conditions. Core Office Properties may prepay the note at any time with three business days' notice. As of December 31, 2014 and 2013, outstanding letters of credit totaled $2.4 million and $5.5 million, respectively.

As of December 31, 2014, the scheduled principal payments on notes payable are as follows (in thousands):

Years Ending December 31,

2015	$305,906
2016	559,983
2017	1,378
2018	56,417
2019	—
Thereafter	275,000

$1,198,684

All of the notes described above contain both affirmative and negative covenants as well as certain note containing financial covenants. The Fund believes it is in compliance with all such covenants at December 31, 2014.

6.   DERIVATIVE INSTRUMENTS
On August 9, 2011, the Fund entered into interest rate swaps with Westdeutsche Immobilienbank AG and Aareal Bank AG. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Fund's secured variable interest rate mortgage loan at 101 Second Street with Westdeutsche Immobilienbank AG. The Fund has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps were recorded at estimated fair value in the accompanying balance sheets and changes in the fair value were recorded in income/(loss) from discontinued operations in the Fund's consolidated statements of operations for the years ended December 31, 2013 and 2012. There were no changes in fair value recorded for the year ended December 31, 2014 due to the sale of 101 Second Street. (see Note 11 - Fair Value Disclosures - Assets and Liabilities Measured at Fair Value on a Recurring Basis - Derivative Instruments).

The tables below provide additional information regarding the outstanding interest rate swaps:

		Notional Amount	Interest Rate	Interest Rate
Effective Date	Expiration Date	(in thousands)	Received	Paid

September 1, 2011	October 8, 2014	$37,500	LIBOR	0.96%
September 1, 2011	October 8, 2014	$37,500	LIBOR	0.96%

Derivatives are recorded as liabilities of property held for sale in the consolidated balance sheet as of December 31, 2013 (in thousands):

2013

Interest rate swap contracts	$386

Gain/(loss) on derivative instruments represents the gain/(loss) on interest rate swaps due to changes in fair value and are recorded in income/(loss) from discontinued operations in the consolidated statements of operations for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

Gain (loss) on interest rate swaps	$445	$(535)

Upon the sale of 101 Second Street, the Fund paid a breakage fee in the amount of $444,000 and terminated the interest rate swap agreements on January 7, 2014. See Note 4 - Discontinued Operations and Property Held for Sale for additional information.

7.   RENTAL REVENUES
The Fund has entered into noncancelable lease agreements, subject to various escalation clauses, with tenants for office and retail space. As of December 31, 2014, the approximate fixed future minimum rentals are as follows (in thousands):

Fixed Future
Minimum
Years Ending December 31	Rentals

2015	$124,218
2016	123,476
2017	114,276
2018	107,355
2019	99,275
Thereafter	386,860

Total	$955,460

Of the total rental revenue for the years ended December 31, 2014 and 2013, no tenant leased space representing 10% or more of total rental revenue. Of the total rental revenue for the year ended December 31, 2012, approximately 11% was earned from a tenant in the legal services industry. This tenant's rental revenue is included as income from discontinued operations in the consolidated statements of operations.

The tenant leases generally provide for annual rentals that include the tenants' proportionate share of real estate taxes and certain building operating expenses. The Funds' tenant leases have remaining terms of up to 14 years and generally include tenant renewal options that can extend the lease terms.

8.  GOVERNING AGREEMENTS AND INVESTOR RIGHTS

Governance of the Partnership - The Partnership is governed by the Partnership Agreement, as last amended on November 14, 2013. The Partnership shall continue until the Partnership is dissolved pursuant to the provisions of the Partnership Agreement. On November 14, 2013, with the consent of the Non-Managing General Partner and the limited partners, by majority vote ("Majority LP Vote"), the Partnership's limited partnership agreement was amended to: (1) establish December 31, 2015 as the end date for the Partnership, subject to two one-year extension options (the first extension option at the discretion of Capital and the second extension option requiring the consent of the Non-Managing General Partner and the limited partners, by Majority LP Vote).

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

Governance - The managing general partner is subject to the oversight of a seven-member management board and certain approval rights of the Non-Managing General Partner, the Advisory Committee, and the Limited Partners. The approval of the management board is required for acquiring and disposing of investments, incurring indebtedness, undertaking offerings of equity interests in the Fund, approving annual budgets, and other major decisions as outlined in the Partnership Agreement.

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

Rights of General Motors Investment Management Corporation - The Second Amended and Restated Investor Rights Agreement among Hines, the Partnership, Core Office Properties, Hines 333 West Wacker Partners LP (“333 West Wacker Partners”), Hines Warner Center Partners LP (“Warner Center Partners”), Hines CF Sacramento Partners LP (“CF Sacramento Partners”), General Motors Investment Management Corporation (“GMIMC”) and a number of institutional investors advised by GMIMC (each an “Institutional Co-Investor” and collectively, the “Institutional Co-Investors”), dated October 12, 2005, provides GMIMC with certain co-investment rights with respect to the Fund's investments. As of December 31, 2014, the Institutional Co-Investors co-invest with the Fund in three of the Fund's Properties, owning effective interests in the Properties as follows:

Property	Institutional Co-Investors' Effective Interest
333 West Wacker	20.0%
Warner Center	20.0
Wells Fargo Center	20.0

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

GMIMC Buy/Sell Rights - GMIMC, on behalf of the Institutional Co-Investors having an interest in 333 West Wacker Partners, Warner Center Partners, CF Sacramento Partners and any other entity through which a co-investment is made (each, a “Co-Investment Entity”), on the one hand, and the Fund, on the other hand, have the right to initiate at any time the purchase and sale of any property in which any Institutional Co-Investor has an interest (the “Buy/Sell”). A Buy/Sell is triggered by either party delivering a written notice to the other party that identifies the property and states the value the tendering party assigns to such property (the “Stated Value”). The recipient may elect by written notice to be the buyer or seller with respect to such property or, in the absence of a written response, will be deemed to have elected to be a seller. If the property that is the subject of the Buy/Sell is owned by a Co-Investment Entity that owns more than one property, then such Co-Investment Entity will sell the property to the party determined to be the buyer pursuant to the Buy/Sell notice procedure for the Stated Value, and the proceeds of the sale will be distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. If the property in question is the only property owned by a Co-Investment Entity, then the party determined to be the buyer pursuant to the Buy/Sell notice procedure will acquire the interest of the selling party in the Co-Investment Entity for an amount equal to the amount that would be distributed to the selling party if the property were sold for the Stated Value and the proceeds distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. For this purpose, Warner Center is considered to be a single property.

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

Co-Investment Entity	Redemption Period
333 West Wacker Partners	April 3, 2016 - April 3, 2019
Warner Center Partners	October 2, 2015 - October 2, 2018
CF Sacramento Partners	May 1, 2016 - May 1, 2019

IK Funds Redemption Rights - As of December 31, 2014, IK US Portfolio Invest GmbH & Co. KG (“IK Fund I”), IK US Portfolio Invest Zwei GmbH & Co. KG (“IK Fund II”) and IK US Portfolio Invest Drei GmbH & Co. KG (“IK Fund III”), each a limited partnership established under the laws of Germany (collectively the “IK Funds”), owned 63,463, 94,030 and 65,324 units, respectively, of limited partnership interest in Core Office Properties, representing a total of 14.0% ownership in Core Office Properties.  The IK Funds have the right to require Core Office Properties to redeem, at a price based on the net asset value of Core Office Properties as of the date of redemption, all or any portion of its interest, subject to a maximum redemption amount of $150.0 million for IK Fund II and IK Fund III, as of the following dates:

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

In September 2013, IK Fund I requested a 39.21% redemption of its interest in Core Office Properties. On December 31, 2014, Core Office Properties paid the redemption totaling $25.7 million. The redemption was funded with cash-on-hand.

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

9.  RELATED-PARTY TRANSACTIONS

The Companies have entered into management agreements with Hines, a related party, to manage the operations of the Properties. As compensation for its services, Hines received the following:

•
A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the specific Property. The Fund incurred management fees of $6.3 million, $8.0 million and $10.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

•
Salary and wage reimbursements of its on-site property personnel incurred by the Fund for the years ended December 31, 2014, 2013 and 2012, which were $12.6 million, $15.3 million and $19.6 million, respectively, and are included in property operating expenses and income/(loss) from discontinued operations in the consolidated statements of operations.

•
Reimbursement for various direct services performed off site are limited to the amount that is recovered from tenants under their leases and usually will not exceed, in any calendar year, a per-rentable-square-foot limitation. In certain instances, the per-rentable-square-foot limitation may be exceeded with the excess offset against property management fees received. For each of the years ended December 31, 2014, 2013 and 2012, reimbursable services to Hines from the Fund were $2.2 million, $2.6 million and $3.3 million, respectively, and are included in property operating expenses and income/(loss) from discontinued operations in the consolidated statements of operations.

•
Leasing commissions equal to 1.5% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion, or similar event. Leasing commissions of $2.4 million, $15.6 million and $1.5 million were incurred by the Fund during the years ended December 31, 2014, 2013 and 2012, respectively, and are included in deferred leasing costs, net, and assets of property held for sale in the consolidated balance sheets.

The Fund has related party payables owed to Hines and its affiliated entities at December 31, 2014 and 2013 of $9.4 million and $9.5 million, respectively, for these services.

Certain subsidiaries of the Fund have entered into lease agreements with Hines Core Fund Services, LLC (“Services”), an affiliate of Hines, for the operation of their respective parking garages. Under the terms of the lease agreements, the Fund received rental fees of $5.2 million, $5.7 million and $6.4 million during the years ended December 31, 2014, 2013, and 2012, respectively, which are included in other revenue and income/(loss) from discontinued operations in the consolidated statements of operations. Receivables due to the Fund from Services were approximately $403,000 and $458,000 at December 31, 2014 and 2013, respectively, and are included in tenant and other receivables, net, in the consolidated balance sheets.

10. LEASE OBLIGATIONS

One Atlantic Center is subject to a ground lease that initially expires in 2033. The ground lease contains renewal options at 10-year term increments, up to a total term of 99 years.

As of December 31, 2014, required payments under the terms of the One Atlantic Center ground lease are as follows (in thousands):

Fixed Future Minimum
Years Ending December 31,	Rent Payments
2015	$1,612
2016	1,676
2017	1,743
2018	1,813
2019	1,885
Thereafter	134,537

Total	$143,266

Ground lease expense for the years ended December 31, 2014, 2013 and 2012, was $3.3 million, $3.3 million and $3.6 million, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments - As indicated in Note 6 - Derivative Instruments, the Fund had interest rate swaps. The fair value of these interest rate swaps was determined based on assumptions that management believed market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves. The fair values of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Fund determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads related to evaluate the likelihood of default by the Fund or its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Fund considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. As of December 31, 2013, the Fund assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuations of its derivatives. As a result, the Fund determined its derivative valuations were classified in Level 2 of the fair value hierarchy.

The Fund had no derivative instruments recorded in 2014.

The Fund's derivative financial instruments are recorded in liabilities of property held for sale in the consolidated balance sheet as of December 31, 2013. The following table sets forth the Fund's interest rate swaps which are measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2013 (in thousands):

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

Assets measured at fair value on a nonrecurring basis at December 31, 2014, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss For the Year Ended December 31, 2014

Riverfront Plaza	$185,000	$—	$—	$185,000	$(43,398)
Renaissance Square	163,000	—	—	163,000	(54,258)
	$348,000	$—	$—	$348,000	$(97,656)

The quantitative information about the significant unobservable inputs (Level 3) for assets measured at fair value during 2014 are as follows (in thousands):

	Fair Value at December 31, 2014	Valuation Technique	Significant Observable Input	Range

Riverfront Plaza	$185,000	Discounted Cash Flow	Discount rate	8.75%
			Capitalization rate	7.50%
			Market rent growth rate	3.0%
			Expense growth rate	3.0%

Renaissance Square	$163,000	Discounted Cash Flow	Discount rate	8.75% - 9.25%
			Capitalization rate	7.00%
			Market rent growth rate	3.0% - 7.0%
			Expense growth rate	3.0%

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

Other Financial Instruments - As of December 31, 2014, management estimated that the fair value of notes payable, which had a carrying value of $1,198.7 million, was $1,231.6 million. As of December 31, 2013, management estimated that the fair value of notes payable, which had a carrying value of $1,327.3 million, was $1,351.1 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt's collateral (if applicable). Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Fund has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, while the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2014 and 2013, the Fund has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Fund has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures were as follows (in thousands):

	2014	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$55,351	$77,226	$104,907
Cash paid for income taxes	$23	$1,374	$450
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Accrued additions to investment property	$185	$1,663	$1,958
Distributions declared and unpaid	$24,154	$13,589	$17,000
Dividends and distributions declared and unpaid to redeemable noncontrolling interests	$4,969	$2,749	$10,664
Security deposits assumed by buyer upon disposition of property	$1,303	$999	$879
Security deposits assumed by bank upon foreclosure of property	$—	$177	$—
Deed in lieu of foreclosure - real estate and lease intangibles	$—	$(26,886)	$—
Deed in lieu of foreclosure - note payable	$—	$36,000	$—
Deed in lieu of foreclosure - other assets and liabilities, net	$—	$3,449	$—

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

14. SUBSEQUENT EVENTS

One North Wacker - One January 30, 2015, the Fund sold its 51% interest in the subsidiary that owns One North Wacker, an office property located in Chicago, Illinois, which it acquired in March 2008. The contract sales price was $240.0 million.

******

Hines Real Estate Investment Trust, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2014	$4,636	$1,193	$(1,330)	$4,499
Allowance for Doubtful Accounts as of December 31, 2013	$6,091	1,128	(2,583)	$4,636
Allowance for Doubtful Accounts as of December 31, 2012	$7,029	3,357	(4,295)	$6,091

(a)	Write-offs of accounts receivable previously reserved.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2014

			Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at 12/31/2014
Description (a)	Location	Encumbrances	Land	Buildings and Improve-ments	Total		Land	Buildings and Improve-ments	Total (b)	Accumulated Depreciation (c)	Date of Construction	Date Acquired
		(In thousands)
1900 and 2000 Alameda	San Mateo, California	$33,065	$18,522	$22,495	$41,017	$4,906	$18,523	$27,400	$45,923	$(6,537)	1971, 1983	June-05
Citymark	Dallas, Texas	—	6,796	3,442	10,238	3,164	6,796	6,606	13,402	(1,426)	1987	August-05
1515 S Street	Sacramento, California	37,702	13,099	54,017	67,116	2,835	13,099	56,852	69,951	(12,791)	1987	November-05
321 North Clark	Chicago, Illinois	136,632	27,896	159,763	187,659	2,174	27,896	161,937	189,833	(35,382)	1987	April-06
3400 Data Drive	Rancho Cordova, California	18,079	4,514	21,083	25,597	739	4,516	21,820	26,336	(4,542)	1990	November-06
2100 Powell	Emeryville, California	79,921	31,258	93,316	124,574	643	31,258	93,959	125,217	(18,915)	2001	December-06
Daytona Buildings	Redmond, Washington	53,458	19,197	63,613	82,810	420	19,197	64,033	83,230	(12,834)	2002	December-06
Laguna Buildings	Redmond, Washington	65,542	28,619	76,180	104,799	748	28,617	76,930	105,547	(15,396)	1987	January-07
5th and Bell	Seattle, Washington	—	3,533	58,628	62,161	218	3,531	58,848	62,379	(11,066)	2002	June-07
3 Huntington Quadrangle	Melville, New York	—	10,383	33,017	43,400	3,904	10,402	36,902	47,304	(2,792)	1971	July-07
JPMorgan Chase Tower	Dallas, Texas	153,219	9,285	253,293	262,578	11,393	9,285	264,686	273,971	(45,798)	1987	November-07
2555 Grand	Kansas City, Missouri	—	1,194	123,816	125,010	295	1,194	124,111	125,305	(21,251)	2003	February-08
4050/4055 Corporate Drive	Dallas, Texas	—	5,737	27,827	33,564	805	5,737	28,632	34,369	(943)	1996, 1997	May-08
345 Inverness Drive	Denver, Colorado	14,051	1,985	17,798	19,783	688	1,985	18,486	20,471	(2,841)	2002	December-08
Arapahoe Business Park	Denver, Colorado	18,475	3,463	29,350	32,813	205	3,463	29,555	33,018	(4,515)	1997-2001	December-08
Cherokee Plaza	Atlanta, Georgia	—	14,000	21,284	35,284	423	14,000	21,707	35,707	(533)	1997	January-14
Thompson Bridge Commons	Gainesville, Georgia	5,514	5,100	11,521	16,621	—	5,100	11,521	16,621	(288)	2001	January-14
Champions Village	Houston, Texas	—	18,550	32,292	50,842	85	18,550	32,377	50,927	(807)	1974	January-14
Sandy Plains Exchange	Marietta, Georgia	—	3,880	6,634	10,514	86	3,880	6,720	10,600	(166)	1997	January-14
University Palms Shopping Center	Oviedo, Florida	—	5,840	8,694	14,534	—	5,840	8,694	14,534	(217)	1994	January-14
Shoppes at Parkland	Parkland, Florida	—	7,430	11,067	18,497	128	7,430	11,195	18,625	(277)	2000	January-14
Oak Park Village	San Antonio, Texas	—	5,100	4,637	9,737	—	5,100	4,637	9,737	(116)	1970, 1996	January-14
Heritage Station	Wake Forest, North Carolina	—	4,000	6,377	10,377	—	4,000	6,377	10,377	(160)	2004	January-14
Howard Hughes Center	Los Angeles, California	—	138,820	278,378	417,198	536	138,819	278,915	417,734	(6,867)	1987-2002	January-14
Total		$615,658	$388,201	$1,418,522	$1,806,723	$34,395	$388,218	$1,452,900	$1,841,118	$(206,460)

(a)	Assets consist of institutional-quality office properties, industrial/distribution facilities and grocery-anchored shopping centers.

(b)	The aggregate cost for federal income tax purposes is $1.9 billion as of December 31, 2014.

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

The changes in total real estate assets for the years ended December 31 (in thousands):

	2014	2013	2012
Gross real estate assets
Balance, beginning of period	$1,435,299	$2,097,342	$2,152,780
Additions during the period:
Acquisitions	583,604	—	—
Other	10,981	7,377	11,785
Deductions during the period:
Cost of real estate sold	(188,620)	(598,113)	—
Fully-depreciated assets	(146)	(377)	(431)
Impairment losses	—	(70,930)	(66,792)
Balance, end of period	$1,841,118	$1,435,299	$2,097,342

Accumulated Depreciation
Balance, beginning of period	$(178,720)	$(233,908)	$(202,654)
Depreciation	(39,740)	(38,440)	(44,994)
Impairment losses	—	34,648	13,309
Retirements or sales of assets	12,000	58,980	431
Balance, end of period	$(206,460)	$(178,720)	$(233,908)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES REAL ESTATE INVESTMENT TRUST, INC.
(registrant)

March 27, 2015	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2015.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 27, 2015
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 27, 2015
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 27, 2015
Ryan T. Sims	(Principal Financial Officer and Secretary)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 27, 2015
J. Shea Morgenroth	(Principal Accounting Officer and Treasurer)

/s/ Charles M. Baughn
Charles M. Baughn	Director	March 27, 2015

/s/ Lee A. Lahourcade
Lee A. Lahourcade	Director	March 27, 2015

/s/ Stanley D. Levy
Stanley D. Levy	Director	March 27, 2015

/s/ Paul B. Murphy Jr.
Paul B. Murphy Jr.	Director	March 27, 2015

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.1
Advisory Agreement among Hines REIT Properties, L.P., Hines Advisors Limited Partnership and Hines Real Estate Investment Trust, Inc., dated July 1, 2010 as renewed for additional one-year terms effective through December 31, 2015 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 8, 2010 and incorporated by reference herein).

10.2*	Form of Restricted Share Award Agreement
10.3
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

10.4
Agreement of Sale and Purchase, dated as of July 11, 2014, by and between Hines REIT Airport Center LLC and Hines REIT ACC LLC and CBRE SPUS7 Acquisitions, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 17, 2014 and incorporated by reference herein).

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
101*
The following materials from Hines REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 27, 2015, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

__________

*	Filed or furnished herewith