Form 10-Q
period 2015-03-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2015-05-13
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of May 8, 2015, 223.8 million shares of the registrant’s common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
	(In thousands, except per share amounts)
ASSETS:
Investment property, net	$1,797,378	$1,634,658
Investments in unconsolidated entities	164,079	187,668
Cash and cash equivalents	51,737	56,821
Restricted cash	2,344	3,049
Distributions receivable	56,788	7,199
Tenant and other receivables, net	46,932	45,851
Intangible lease assets, net	159,523	145,688
Deferred leasing costs, net	147,435	126,772
Deferred financing costs, net	3,118	3,476
Other assets	3,735	17,810
TOTAL ASSETS	$2,433,069	$2,228,992

LIABILITIES:
Accounts payable and accrued expenses	$75,052	$64,534
Due to affiliates	8,080	4,694
Intangible lease liabilities, net	30,281	28,762
Other liabilities	15,371	14,799
Interest rate swap contracts	31,200	34,393
Participation interest liability	112,649	108,911
Distributions payable	15,004	15,403
Notes payable	1,025,362	867,658
Total liabilities	1,312,999	1,139,154

Commitments and contingencies (Note 13)	—	—

EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2015 and December 31, 2014	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 224,260 and 225,207 common shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	224	225
Additional paid-in capital	1,055,911	1,072,754
Retained earnings (deficit)	64,936	17,649
Accumulated other comprehensive income (loss)	(1,001)	(790)
Total stockholders’ equity	1,120,070	1,089,838
Noncontrolling interests	—	—
Total equity	1,120,070	1,089,838
TOTAL LIABILITIES AND EQUITY	$2,433,069	$2,228,992

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$51,826	$56,030
Other revenue	4,164	4,026
Total revenues	55,990	60,056
Expenses:
Property operating expenses	14,832	17,134
Real property taxes	7,652	8,094
Property management fees	1,487	1,526
Depreciation and amortization	22,483	24,726
Acquisition related expenses	56	106
Asset management and acquisition fees	8,681	10,735
General and administrative	1,350	1,957
Total expenses	56,541	64,278
Operating income (loss)	(551)	(4,222)
Other income (expenses):
Gain (loss) on derivative instruments, net	3,193	5,741
Gain (loss) on sale or dissolution of unconsolidated joint venture	—	11,311
Equity in earnings (losses) of unconsolidated entities, net	33,199	40,945
Gain (loss) on sale of real estate investments	21,079	1,013
Interest expense	(9,481)	(12,376)
Interest income	10	185
Income (loss) from continuing operations before benefit (provision) for income taxes	47,449	42,597
Benefit (provision) for income taxes	(86)	(89)
Income (loss) from continuing operations	47,363	42,508
Income (loss) from discontinued operations, net of taxes	(2)	(183)
Net income (loss)	47,361	42,325
Less: Net income attributable to noncontrolling interests	(74)	(74)
Net income (loss) attributable to common stockholders	$47,287	$42,251
Basic and diluted income (loss) per common share	$0.21	$0.19
Distributions declared per common share	$0.07	$0.07
Weighted average number of common shares outstanding	224,260	227,765

Net comprehensive income (loss):
Net income (loss)	$47,361	$42,325
Other comprehensive income (loss):
Foreign currency translation adjustment	(211)	(96)
Net comprehensive income (loss)	47,150	42,229
Net comprehensive (income) loss attributable to noncontrolling interests	(74)	(74)
Net comprehensive income (loss) attributable to common stockholders	$47,076	$42,155

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2015 and 2014
(UNAUDITED)
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2015	225,207	$225	$1,072,755	$17,649	$(790)	$1,089,839	$—
Issuance of common shares	857	1	5,609	—	—	5,610	—
Redemption of common shares	(1,804)	(2)	(7,521)	—	—	(7,523)	—
Distributions declared	—	—	(14,931)	—	—	(14,931)	(74)
Other offering costs, net	—	—	(1)	—	—	(1)	—
Net income (loss)	—	—	—	47,287	—	47,287	74
Foreign currency translation adjustment	—	—	—	—	(211)	(211)	—
BALANCE, March 31, 2015	224,260	$224	$1,055,911	$64,936	$(1,001)	$1,120,070	$—

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2014	229,174	$229	$1,150,909	$(29,951)	$(546)	$1,120,641	$—
Issuance of common shares	908	1	5,810	—	—	5,811	—
Redemption of common shares	(2,317)	(2)	(10,140)	—	—	(10,142)	—
Distributions declared	—	—	(15,165)	—	—	(15,165)	(74)
Net income (loss)	—	—	—	42,251	—	42,251	74
Foreign currency translation adjustment	—	—	—	—	(96)	(96)	—
BALANCE, March 31, 2014	227,765	$228	$1,131,414	$12,300	$(642)	$1,143,300	$—

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$47,361	$42,325
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	26,217	28,866
(Gain) loss on sale of real estate investments and discontinued operations	(21,079)	(1,013)
(Gain) loss on sale or dissolution of unconsolidated joint venture	—	(11,311)
Equity in (earnings) losses of unconsolidated entities, net	(33,199)	(40,945)
Distributions received from unconsolidated entities	7,199	40,945
Other losses, net	38	—
(Gain) loss on derivative instruments, net	(3,193)	(5,741)
Net change in operating accounts	(12,375)	(2,342)
Net cash from operating activities	10,969	50,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	—	10,891
Investments in acquired properties and lease intangibles	(188,364)	(474,912)
Capital expenditures at operating properties	(3,043)	(1,307)
Proceeds from sale of real estate investments and unconsolidated joint ventures	37,233	7,902
Change in restricted cash	705	353
Net cash from investing activities	(153,469)	(457,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in security deposits	151	602
Redemption of common shares	(10,178)	(12,974)
Payments of offering costs	(7)	(12)
Distributions paid to stockholders and noncontrolling interests	(9,830)	(9,861)
Proceeds from notes payable	203,000	425,000
Payments on notes payable	(45,408)	(46,648)
Additions to deferred financing costs	(129)	(850)
Net cash from financing activities	137,599	355,257
Effect of exchange rate changes on cash	(183)	(91)
Net change in cash and cash equivalents	(5,084)	(51,123)
Cash and cash equivalents, beginning of period	56,821	133,472
Cash and cash equivalents, end of period	$51,737	$82,349

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2014 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of March 31, 2015 and the results of operations for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Public Offering

Hines REIT has raised approximately $2.7 billion through public offerings of its common stock, including shares of its common stock offered pursuant to its dividend reinvestment plan, since Hines REIT commenced its initial public offering in June 2004.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s current $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through March 31, 2015, Hines REIT received gross offering proceeds of $189.2 million from the sale of 24.1 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of March 31, 2015 and December 31, 2014, Hines REIT owned a 92.5% and 92.7% general partner interest, respectively, in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% limited partnership interest in the Operating Partnership as of both March 31, 2015 and December 31, 2014. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”), owned a 7.0% and 6.8% profits interest (the “Participation Interest”) in the Operating Partnership as of March 31, 2015 and December 31, 2014, respectively.

Investment Property

As of March 31, 2015, the Company owned direct and indirect investments in 33 properties. These properties consisted of 24 U.S. office properties, one industrial property in Dallas, Texas and a portfolio of eight grocery-anchored shopping centers located in four states primarily in the southeastern United States. See below for additional information regarding the Grocery-Anchored Portfolio.

The Company makes investments directly through entities that are wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 28.8% non-managing general partner interest as of both March 31, 2015 and December 31, 2014. The Company accounts for its investment in the Core Fund using the equity method of accounting.

In January 2014, the Company dissolved its joint venture with Weingarten Realty Investors (“Weingarten”), through which the Company and Weingarten held a portfolio of 12 grocery-anchored shopping centers (the “Grocery-Anchored Portfolio”). As a result of the dissolution of the joint venture, eight of the Grocery-Anchored Portfolio properties were distributed to the Company and the remaining four Grocery-Anchored Portfolio properties were distributed to Weingarten and an additional $0.4 million in cash was paid to the Company by Weingarten (“Grocery-Anchored Portfolio Transaction”). As of January 1, 2014, the Company had consolidated the eight properties that it received as a result of the Grocery-Anchored Portfolio Transaction. As of December 31, 2013, the Company owned a 70% interest in the Grocery-Anchored Portfolio, which was previously accounted for as an equity method investment. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Grocery-Anchored Portfolio Transaction.

2.  Summary of Significant Accounting Policies

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a complete listing of all of its significant accounting policies.

Basis of Presentation

The condensed consolidated financial statements of the Company included in this quarterly report include the accounts of Hines REIT, the Operating Partnership and the Operating Partnership’s wholly-owned subsidiaries as well as the related amounts of noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investment in the Core Fund for the three months ended March 31, 2015 and 2014. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s remaining investment in the Core Fund, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil, although the Company no longer owned any operating investments outside the United States as of March 31, 2015. Accumulated other comprehensive income (loss) as of March 31, 2015 is related to the remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

Impairment of Investment Property

Real estate assets are reviewed for impairment in each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than the carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.  See Note 14 — Fair Value Disclosures for additional information regarding the Company’s policy for determining fair values of its investment property. No impairment charges were recorded for the three months ended March 31, 2015 and 2014 on the Company’s directly-owned and indirectly-owned properties.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $4.5 million and $4.5 million at March 31, 2015 and December 31, 2014, respectively.

Deferred Leasing Costs

Tenant inducement amortization was $3.7 million and $4.0 million for the three months ended March 31, 2015 and 2014, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $1.2 million and $1.3 million as amortization expense related to other direct leasing costs for the three months ended March 31, 2015 and 2014, respectively.

Other Assets

Other assets included the following (in thousands):

	March 31, 2015	December 31, 2014
Deposit on investment property	$—	$15,000	(1)
Prepaid insurance	213	724
Prepaid/deferred taxes	2,244	537
Other	1,278	1,549
Total	$3,735	$17,810

(1)	In December 2014, the Company funded a $15.0 million deposit related to its acquisition of Civica Office Commons, which the Company acquired in February 2015.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of March 31, 2015 and December 31, 2014, the Company recorded liabilities of $7.8 million and $7.2 million, respectively, related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $41.2 million and $40.5 million as of March 31, 2015 and December 31, 2014, respectively.

Redemption of Common Stock

The Company’s share redemption program generally limits the funds available for redemption to the amount of proceeds received from the Company’s dividend reinvestment plan in the prior quarter. The board of directors determined to waive this limitation of the share redemption program and fully honor all eligible requests received for the three months ended March 31, 2015, which amount was in excess of the $5.6 million received from the issuance of shares pursuant to the dividend reinvestment plan in the prior quarter.

The Company has recorded liabilities of $7.5 million and $10.2 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively, related to shares that were tendered for redemption and approved by the board of directors but were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity based on a redemption price of $5.45 per share for ordinary share redemption requests and $6.40 per share for redemption requests in connection with the death or disability of a stockholder made in 2014, and $6.50 per share for redemption requests in connection with the death or disability of a stockholder made during the first quarter of 2015. The estimated per share net asset value of the Company’s common stock as of September 30, 2014 is $6.50 and was determined by the Company’s board of directors in December 2014.

Reclassifications

In connection with recent amendments to the Accounting Standards Codification (“ASC” or the “Codification”) regarding discontinued operations, the Company reclassified “Gain (loss) on sale or dissolution of unconsolidated joint venture”, “Equity in earnings (losses) of unconsolidated entities, net” and “Gain (loss) on sale of real estate investments”, to be included in Income (loss) from continuing operations before benefit (provision) for income taxes to simplify the presentation of the Company’s results of operations. These reclassifications did not impact previously reported net income.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued amendments to the Codification to provide guidance on reporting discontinued operations. These amendments raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and early adoption was permitted.  The Company elected to adopt these amendments, effective January 1, 2014. As a result, the Company did not report any sales of real estate investment property in discontinued operations for the three months ended March 31, 2015 since the Company concluded that these sales do not represent a “strategic shift” in the Company’s operations. See Note 3 — Real Estate Investments for additional information regarding the sales of Citymark that did not qualify as discontinued operations as of March 31, 2015.

In April 2015, FASB issued amendments to change its prior guidance on the presentation of debt issuance costs in financial statements.  Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted.  Upon adoption, the Company will reclass the deferred financing costs, net to notes payable on the balance sheet.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Buildings and improvements	$1,589,471	$1,452,900
Less: accumulated depreciation	(214,755)	(206,460)
Buildings and improvements, net	1,374,716	1,246,440
Land	422,662	388,218
Investment property, net	$1,797,378	$1,634,658

In February 2015, the Company sold Citymark, an office building located in Dallas, Texas. The contract sales price for Citymark was $38.9 million, exclusive of transaction costs and closing prorations. The Company originally acquired its interest in Citymark in August 2005 for $27.8 million. The Company recognized a gain on sale of this asset of $21.1 million, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015.

Lease Intangibles

As of March 31, 2015, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$275,178	$43,840	$57,985
Less: accumulated amortization	(133,538)	(25,957)	(27,704)
Net	$141,640	$17,883	$30,281

As of December 31, 2014, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$254,029	$43,834	$56,267
Less: accumulated amortization	(127,055)	(25,120)	(27,505)
Net	$126,974	$18,714	$28,762

Amortization expense of in-place leases was $11.4 million and $13.5 million for the three months ended March 31, 2015 and 2014, respectively, and amortization of out-of-market leases, net, increased rental revenue by $0.6 million and $0.7 million, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from April 1, 2015 through December 31, 2015 and for each of the years ended December 31, 2016 through 2019 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1, 2015 through December 31, 2015	$31,447	$(1,608)
2016	32,306	(847)
2017	23,074	215
2018	17,664	(104)
2019	10,409	(877)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2015, the approximate fixed future minimum rentals for the period from April 1, 2015 through December 31, 2015, for each of the years ended December 31, 2016 through 2019 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2015 through December 31, 2015	$123,696
2016	152,273
2017	134,494
2018	114,858
2019	96,883
Thereafter	574,895
Total	$1,197,099

During the three months ended March 31, 2015 and 2014, the Company did not earn more than 10% of its revenue from any individual tenant.

4. Recent Acquisitions of Real Estate

For the three months ended March 31, 2015, the Company acquired the assets and assumed certain liabilities of one real estate operating property located in Bellevue, Washington for a net purchase price of $205.2 million.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2015 and 2014 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Discount related to assumed mortgage loan	Total Purchase Price
2015
Civica Office Commons	02/11/2015	$140,706	$41,240	$26,230	$(3,000)	$—	$205,176

2014
Grocery-Anchored Portfolio (1)	01/01/2014	$102,506	$63,900	$24,980	$(12,670)	$(500)	$178,216
Howard Hughes Center	01/15/2014	$278,378	$138,820	$101,840	$(8,290)	$—	$510,748

(1)
The Grocery-Anchored Portfolio Transaction, which was a step acquisition, was accounted for as a business combination resulting in the assets acquired and liabilities assumed being recorded at fair value as a result of the step acquisition. Prior to the acquisition, the joint venture with Weingarten was considered a variable interest entity and was accounted for under the equity method of accounting, since the Company did not have the ability to direct the significant activities that affect the economic performance of the joint venture. The Company received $0.4 million in cash as a result of the step acquisition and determined that the fair value of the Company’s previously held interest was $167.2 million. The fair value of the Company’s equity interest was estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurement is based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with the Company’s fair value measurements accounting policy. Key assumptions include: third-party broker valuation estimates; discount rates ranging from 6.5% to 9.0%; a terminal capitalization rate for similar properties; and factors that the Company believes market participants would consider in estimating fair value. In addition, the Company recognized a $11.3 million gain, which represented the difference between the book value and the fair value of the Company’s previously held equity method investment in the joint venture with Weingarten and has been included in the line item, “Gain (loss) on sale or dissolution of unconsolidated joint venture” in the condensed consolidated statements of operations and comprehensive income (loss).

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2015 and 2014 acquisitions, as of the date of the acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2015 Acquisition:
Civica Office Commons	3.9	4.0	3.9

2014 Acquisitions:
Grocery-Anchored Portfolio	15.4	7.1	39.3
Howard Hughes Center	4.4	4.7	6.1

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during the three months ended March 31, 2015, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 (in thousands):

		For the Three Months Ended
2015 Acquisition		March 31, 2015
Civica Office Commons	Revenue	$2,131
	Net income (loss)	$(85)

The following unaudited consolidated information is presented to give effect to the 2015 acquisition through March 31, 2015 as if the acquisition occurred on January 1, 2014. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $0.5 million for the three months ended March 31, 2015. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this transaction on January 1, 2014, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	Pro Forma 2015	Pro Forma 2014
Revenue	$58,536	$64,733
Net income (loss) from continuing operations	$47,277	$41,959
Basic and diluted income (loss) from continuing operations per common share	$0.21	$0.18

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the three months ended March 31, 2014, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 (in thousands):

		For the Three Months Ended
2014 Acquisitions		March 31, 2014
Grocery -Anchored Portfolio	Revenue	$4,405
	Net income (loss)	$827
Howard Hughes Center	Revenue	$10,881
	Net income (loss)	$(3,215)

The following unaudited consolidated information is presented to give effect to the 2014 acquisitions through March 31, 2014 as if the acquisitions occurred on January 1, 2013. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $1.1 million for the three months ended March 31, 2014, respectively and the gain on the dissolution of the Company’s joint venture as a result of the Grocery Anchored Portfolio Transaction was $11.3 million for the three months ended March 31, 2014 and the gain on the sale of the Company’s investment in Distribution Park Rio was $16.0 million for the three months ended March 31, 2013. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	Pro Forma 2014	Pro Forma 2013
Revenue	$62,232	$59,807
Net income (loss) from continuing operations	$30,352	$(12,910)
Basic and diluted income (loss) from continuing operations per common share	$0.13	$(0.06)

5.  Discontinued Operations

The Company adopted amendments to the Codification regarding discontinued operations effective January 1, 2014. As a result, none of the Company’s dispositions for the three months ended March 31, 2015 and 2014 were classified as discontinued operations. The additional income (loss) from discontinued operations recorded in 2015 and 2014 is related to properties sold prior to the adoption of the amended discontinued operations guidance issued in April 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenues:
Rental revenue	$3	$(41)
Other revenue	—	(22)
Total revenues	3	(63)
Expenses:
Property operating expenses	10	126
Real property taxes	—	—
Property management fees	—	(1)
Depreciation and amortization	—	—
Total expenses	10	125
Income (loss) from discontinued operations before interest income (expense), benefit (provision) for income taxes and gain (loss) on sale of discontinued operations	(7)	(188)
Interest expense	—	—
Interest income	5	5
Benefit (provision) for income taxes	—	—
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(2)	(183)
Gain (loss) on sale of discontinued operations	—	—
Income (loss) from discontinued operations	$(2)	$(183)

The tables below show income (loss) and income (loss) per share attributable to common stockholders allocated between continuing operations and discontinued operations:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Income (loss) from continuing operations attributable to common stockholders	$47,289	$42,422
Income (loss) from discontinued operations attributable to common stockholders	(2)	(171)
Net income (loss) attributable to common stockholders	$47,287	$42,251

Basic and diluted income (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$0.21	$0.19
Income (loss) from discontinued operations	$—	$—

6.   Investments in Unconsolidated Entities

As of March 31, 2015 and December 31, 2014, the Company owned indirect investments in 9 and 10 properties, respectively, through its interest in the Core Fund.

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$187,668	$393,695
Distributions declared	(56,788)	(51,836)
Equity in earnings (losses)	33,199	40,945
Effect of sale or dissolution of unconsolidated joint venture	—	(156,325)
Ending balance	$164,079	$226,479

Condensed financial information for the Core Fund is summarized as follows (in thousands):

Condensed Consolidated Balance Sheets for the Core Fund

	March 31, 2015	December 31, 2014
ASSETS
Cash	$281,676	$87,154
Investment property, net	1,340,065	1,743,681
Other assets	352,807	453,487
Total Assets	$1,974,548	$2,284,322

LIABILITIES AND EQUITY
Debt	$921,884	$1,198,684
Other liabilities	334,787	176,821
Redeemable noncontrolling interests	177,219	192,172
Equity	540,658	716,645
Total Liabilities and Equity	$1,974,548	$2,284,322

The Core Fund sold one property during each of the three months ended March 31, 2015 and 2014. The Core Fund elected to adopt the amendments to the Codification that provide guidance on reporting discontinued operations early, effective January 1, 2014, and as a result, did not report the sale of its remaining ownership interest in the entity that owns One North Wacker in discontinued operations for the periods presented. In January 2014, the Core Fund sold 101 Second Street, which was deemed held for sale as of December 31, 2013 and was reclassified into assets and liabilities held for sale, which are included in other assets and other liabilities and income from discontinued operations for all periods presented. This reclassification is reflected in the table below.

Condensed Consolidated Statements of Operations for the Core Fund

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Total revenues and gains	$46,501	$62,976
Total expenses	50,091	65,453
Gain (loss) on sale of real estate investments	139,872	—
Income (loss) from continuing operations	136,282	(2,477)
Income (loss) from discontinued operations	—	174,155
Net income (loss)	136,282	171,678
Less (income) loss allocated to noncontrolling interests	(20,150)	(30,579)
Net income (loss) attributable to parent	$116,132	$141,099

The following discusses items of significance for the periods presented for the Company’s equity method investments:

In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker for $240.0 million. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. One North Wacker was acquired in March 2008 for a contract purchase price of $540.0 million. As a result of the sale of the 51% interest in One North Wacker, the Core Fund recognized a gain on sale of $139.9 million. As a result of the sale, the Company recognized a gain of $34.2 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015.

In January 2014, the Core Fund sold 101 Second Street for a contract sales price of $297.5 million. 101 Second Street was acquired in September 2004 for a contract purchase price of $157.0 million. As a result of the sale of 101 Second Street, the Core Fund recognized a gain on sale of $174.4 million. As a result of the sale, the Company recognized a gain of $41.9 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014.

7.  Debt Financing

As of March 31, 2015 and December 31, 2014, the Company had $1.0 billion and $868.0 million of debt outstanding, respectively, with a weighted average years to maturity of 1.8 years and 2.1 years, respectively, and a weighted average interest rate of 3.6% and 3.9%, respectively. The following table includes all of the Company’s outstanding notes payable balances as of March 31, 2015 and December 31, 2014 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate Description	Interest Rate	Principal Outstanding at March 31, 2015	Principal Outstanding at December 31, 2014
SECURED MORTGAGE DEBT
Arapahoe Business Park I (1)	6/11/2015	Fixed	5.33%	$9,076	$9,117
Arapahoe Business Park II	11/11/2015	Fixed	5.53%	9,520	9,568
1515 S. Street	9/1/2016	Fixed	4.25%	37,435	37,702
345 Inverness Drive	12/11/2016	Fixed	5.85%	14,407	14,470
JPMorgan Chase Tower	2/1/2016	Variable	2.68%	152,295	153,219
Thompson Bridge Commons	3/1/2018	Fixed	6.02%	5,160	5,225
HSH POOLED MORTGAGE FACILITY
321 North Clark, 1900 and 2000 Alameda	8/1/2016	Fixed via swap	5.86%	169,697	169,697
3400 Data Drive, 2100 Powell	1/23/2017	Fixed via swap	5.25%	98,000	98,000
Daytona and Laguna Buildings	5/2/2017	Fixed via swap	5.36%	119,000	119,000
OTHER NOTES PAYABLE
JPMorgan Chase Revolving Credit Facility - Revolving Loan (2)	4/1/2017	Variable	1.78%	181,000	52,000
JPMorgan Chase Revolving Credit Facility - Term Loan (2)	4/1/2018	Variable	1.68%	200,000	200,000
JPMorgan Chase - Bridge Credit Agreement (3)	5/12/2015	Variable	1.78%	30,000	—
TOTAL PRINCIPAL OUTSTANDING				1,025,590	867,998
Unamortized Discount (4)				(228)	(340)
NOTES PAYABLE				$1,025,362	$867,658

(1)	In April 2015, the Company paid in full the Arapahoe Business Park I secured mortgage loan.

(2)	See the discussion following the heading “JPMorgan Revolving Credit Facility” below for additional information regarding the Company's acquisition credit facility.

(3)	See the discussion following the heading “Bridge Credit Agreement” below for additional information regarding the Company's loan facility.

(4)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

Bridge Credit Agreement

In February 2015, a subsidiary of the Operating Partnership entered into a Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) to establish a $30.0 million secured term loan facility (the “Facility”). In connection with the acquisition of Civica Office Commons in February 2015, the Company borrowed the full capacity under the Facility. The Facility had an original maturity date of May 12, 2015. In April 2015, the maturity date was extended to September 15, 2015. The interest rate as of the date of the initial funding of the loan was 1.78%. In connection with the financing pursuant to the Bridge Credit Agreement, the Advisor agreed to waive the entire $0.3 million debt financing fee that otherwise would be payable to the Advisor.

JPMorgan Revolving Credit Facility

In January 2014, a subsidiary of the Operating Partnership entered into an acquisition credit agreement (the “JPMorgan Acquisition Credit Agreement”) with Chase Bank to establish a $425.0 million unsecured term loan facility (the “Acquisition Credit Facility”). In connection with the acquisition of the Howard Hughes Center in January 2014, the Company borrowed the full capacity under the Acquisition Credit Facility. The Acquisition Credit Facility had a maturity date of May 15, 2014 with two 30-day extension options. The Company made a payment of $45.0 million related to this financing in February 2014. Additionally, in connection with this financing, the Advisor agreed to waive the entire $4.3 million debt financing fee that otherwise would be payable to the Advisor pursuant to the Advisory Agreement.

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

During the three months ended March 31, 2015, the Company borrowed $173.0 million under the Revolving Loan Commitment and made a payment of $44.0 million in February 2015 related to this financing. Subsequent to March 31, 2015, the Company made payments of $68.0 million in April 2015 related to this financing.

In May 2015, the Company borrowed $86.0 million under the Revolving Loan Commitment.

The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from April 1, 2015 through December 31, 2015, for each of the years ended December 31, 2016 through December 31, 2019 and for the period thereafter (in thousands):

	Principal Payments due by Period
	April 1, 2015 through December 31, 2015	2016	2017	2018	2019	Thereafter
Notes payable	$49,797	$373,116	$398,300	$204,377	$—	$—

The Company is not aware of any instances of noncompliance with financial covenants as of March 31, 2015.

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

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Liabilities — Interest Rate Swap Contracts” on the Company’s condensed consolidated balance sheets, as of March 31, 2015 and December 31, 2014 (in thousands):

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	March 31, 2015	December 31, 2014
Interest rate swap contracts	$31,200	$34,393
Total derivatives	$31,200	$34,393

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Gain (loss) on interest rate swap, net	$3,193	$5,741
Total	$3,193	$5,741

9.  Distributions

With the authorization of its board of directors, the Company declared distributions for the period from January 2014 through May 2015. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in the Company's dividend reinvestment plan. This rate per share, per day, has been declared since April 2013 and reflects a reduction from the $0.00138082 per share, per day rate that was declared previously.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2015 and 2014, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2015 (1)
March 31, 2015	$9,507	$5,424	$14,931	$74
Total	$9,507	$5,424	$14,931	$74

2014 (1)
December 31, 2014	$9,755	$5,573	$15,328	$75
September 30, 2014	9,756	5,615	15,371	76
June 30, 2014	9,659	5,610	15,269	74
March 31, 2014	9,552	5,613	15,165	74
Total	$38,722	$22,411	$61,133	$299

(1)
Except as noted below, excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 10 — Related Party Transactions). The amount of distributions declared with respect to the Participation Interest for the quarter ended March 31, 2015 was $1.1 million. The distributions declared with respect to the Participation Interest for the quarters ended December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014 were $1.1 million, $1.0 million, $1.0 million and $1.0 million, respectively.

10.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Securities, Inc. for the three months ended March 31, 2015 and 2014 and outstanding as of March 31, 2015 and December 31, 2014 (all amounts are in thousands).

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31,	December 31,
Type and Recipient	2015	2014	2015	2014
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$4,840	$6,017	$112,649	$108,911

Due to Affiliates
Acquisition Fee – the Advisor (2)	410	1,012	410	—
Asset Management Fee – the Advisor	3,431	3,706	3,431	1,135
Debt Financing Fee – the Advisor (3)	—	—	—	—
Other – the Advisor	788	809	644	656
Property Management Fee – Hines	1,311	1,399	102	34
Leasing Fee – Hines	2,157	27	3,029	2,252
Tenant Construction Management Fees – Hines	—	4	5	5
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	3,064	4,009	459	612
Due to Affiliates			$8,080	$4,694

(1)
The Company recorded a liability related to the Participation Interest based on its estimated settlement value in the accompanying condensed consolidated balance sheets. This liability is remeasured at fair value based on the related redemption price in place as of the date of each balance sheet plus any unpaid distributions.

(2)
In connection with the acquisition of Civica Office Commons in February 2015, the Company was obligated to pay approximately $2.1 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.6 million of the cash acquisition fee and all of the $1.0 million acquisition fee payable as an increase to the Participation Interest. In connection with the acquisition of the Howard Hughes Center in January 2014, the Company was obligated to pay approximately $5.0 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $1.5 million of the cash acquisition fee and the entire $2.5 million acquisition fee payable related to the Participation Interest.

(3)
In connection with the financing pursuant to the Bridge Credit Agreement in February 2015, the Advisor agreed to waive the entire $0.3 million debt financing fee that otherwise would be payable to the Advisor. In connection with the financing pursuant to the JPMorgan Acquisition Credit Agreement in January 2014, the Advisor agreed to waive the entire $4.3 million debt financing fee that otherwise would be payable to the Advisor. Additionally, in connection with the financing pursuant to the Credit Agreement in April 2014, the Advisor agreed to waive the entire $4.3 million debt financing fee otherwise payable to the Advisor pursuant to the Advisory Agreement. See Note 7 — Debt Financing for additional information on these financings.

11. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Change in other assets	$(801)	$(1,810)
Change in tenant and other receivables	(1,646)	(5,043)
Change in deferred leasing costs	(30,471)	(2,939)
Change in accounts payable and accrued expenses	13,992	900
Change in participation interest liability	3,738	5,082
Change in other liabilities	(578)	1,010
Change in due to affiliates	3,391	458
Changes in assets and liabilities	$(12,375)	$(2,342)

12. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,805	$11,236
Cash paid for income taxes	$—	$—
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$15,004	$15,238
Distributions receivable	$56,788	$3,888
Distributions reinvested	$5,573	$5,811
Shares tendered for redemption	$7,520	$10,095
Assumption of mortgages upon dissolution of joint venture	$—	$10,947
Noncash net assets (liabilities) acquired upon acquisition of property	$(1,812)	$172,244

13.  Commitments and Contingencies

On January 15, 2015, Shook, Hardy & Bacon LLP signed a lease renewal for its space in 2555 Grand located in Kansas City, Missouri.  In connection with this renewal, the Company committed to fund $14.7 million of tenant improvements and leasing commissions related to its space, to be paid in future periods.  As of March 31, 2015, $11.9 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

In September 2014, Locke Lord LLP signed a lease renewal for its space in JPMorgan Chase Tower located in Dallas, Texas.  In connection with this renewal, the Company committed to fund $15.9 million of tenant improvements and leasing commissions related to its space, to be paid in future periods.  As of March 31, 2015, $12.6 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2015 and December 31, 2014 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying condensed consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015	$31,200	$—	$31,200	$—
December 31, 2014	$34,393	$—	$34,393	$—

Financial Instruments Fair Value Disclosures

Other Financial Instruments

As of March 31, 2015, management estimated that the fair value of notes payable, which had a carrying value of $1.0 billion, was $1.0 billion. As of December 31, 2014, management estimated that the fair value of notes payable, which had a carrying value of $867.7 million, was $889.2 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, however the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

 Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The fair value methodologies used to measure long-lived assets are described in Note 2 — Summary of Significant Accounting Policies — Impairment of Investment Property. The inputs associated with the valuation of long-lived assets are generally included in Level 2 or Level 3 of the fair value hierarchy, as discussed below. There were no events during the three months ended March 31, 2015 and 2014 which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

15.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has three reportable segments: (1) office properties, (2) industrial property and (3) retail properties. The office properties segment consists of 15 office properties that the Company owns directly as well as 9 office properties that are owned indirectly through the Company’s investment in the Core Fund. The industrial property segment consists of one directly-owned industrial property located in Dallas, Texas. The retail segment consists of the 8 grocery-anchored shopping centers in the Grocery-Anchored Portfolio.

The Company’s indirect investments are accounted for using the equity method of accounting. As such, the activities of these investments are reflected in investments in unconsolidated entities in the condensed consolidated balance sheets and equity in earnings (losses) of unconsolidated entities, net in the condensed consolidated statements of operations. As discussed previously, the Company completed the Grocery-Anchored Portfolio Transaction in January 2014, which is reflected in the tables below.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income or loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended March 31,
	2015	2014
Total revenue
Office properties	$50,541	$54,877
Industrial property	917	774
Retail properties	4,532	4,405
Total revenue	$55,990	$60,056

Net property revenues in excess of expenses(1)
Office properties	$28,193	$29,548
Industrial property	562	472
Retail properties	3,264	3,282
Total segment net property revenues in excess of expenses	$32,019	$33,302

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of office properties	$33,199	$40,945
Total equity in earnings (losses) of unconsolidated entities	$33,199	$40,945

(1)	Revenues less property operating expenses, real property taxes and property management fees.

Total assets	March 31, 2015		December 31, 2014
Office properties	$1,960,113		$1,760,560
Industrial property	35,992		36,475
Retail properties	187,806		190,296
Investment in unconsolidated entities
Office properties	164,079		187,668
Corporate-level accounts	85,079	(1)	53,993	(2)
Total assets	$2,433,069		$2,228,992

(1)
This amount primarily consists of cash and cash equivalents at the corporate level, including proceeds from the sale of the Company’s directly and indirectly-owned investments and distributions receivable from the Company’s investments in unconsolidated entities.

(2)
This amount primarily consists of cash and cash equivalents at the corporate level, including proceeds from the sale of the Company’s directly and indirectly-owned investments and distributions receivable from the Company’s investments in unconsolidated entities. Additionally, in 2014, this amount includes the $15.0 million deposit recorded in other assets on the consolidated balance sheet related to the acquisition of Civica Office Commons in February 2015.

	Three Months Ended March 31,
	2015	2014
Reconciliation to net income (loss)
Total segment net property revenues in excess of expenses	$32,019	$33,302
Depreciation and amortization	(22,483)	(24,726)
Acquisition related expenses	(56)	(106)
Asset management and acquisition fees	(8,681)	(10,735)
General and administrative	(1,350)	(1,957)
Gain (loss) on derivative instruments, net	3,193	5,741
Gain (loss) on sale or dissolution of unconsolidated joint venture	—	11,311
Equity in earnings (losses) of unconsolidated entities, net	33,199	40,945
Gain (loss) on sale of real estate investments	21,079	1,013
Interest expense	(9,481)	(12,376)
Interest income	10	185
Benefit (provision) for income taxes	(86)	(89)
Income (loss) from discontinued operations, net of taxes	(2)	(183)
Net income (loss)	$47,361	$42,325

16. Subsequent Events

4050/4055 Corporate Drive

In April 2015, the Company sold 4050/4055 Corporate Drive for a contract sales price of $44.3 million. 4050/4055 Corporate Drive is an industrial property located in Dallas, Texas. The Company acquired 4050/4055 Corporate Drive in May 2008 for $42.8 million.

2851 Junction Avenue

In April 2015, the Company entered into a contract to acquire 2851 Junction Avenue, a Class A office property located in San Jose, California. 2851 Junction Avenue consists of 155,613 square feet of rentable area and is 100% leased to Taiwan Semiconductor Manufacturing Company North America. The contract purchase price for 2851 Junction Avenue is $86.0 million, exclusive of transaction costs and working capital reserves. The Company expects the closing of this acquisition to occur in May 2015. There can be no assurance that this closing will occur.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”).

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of March 31, 2015, we had direct and indirect interests in 33 properties. These properties consist of 24 office properties located throughout the United States, one industrial property in Dallas, Texas and a portfolio of eight grocery-anchored shopping centers located in four states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”). In total, we acquired interests in 65 properties since our inception and have sold our interests in 34 of those properties as of May 13, 2015.

The following table provides summary information regarding the properties in which we owned interests as of March 31, 2015. All assets which are 100% owned by us are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership(1)
Directly-owned Properties
Office Properties / Industrial Property
321 North Clark	Chicago, Illinois	04/2006	889,744	89%	100%
4050/4055 Corporate Drive (2)	Dallas, Texas	05/2008	643,429	100%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,254,218	87%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	95%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	82%	100%
2100 Powell	Emeryville, California	12/2006	345,892	82%	100%
2555 Grand	Kansas City, Missouri	02/2008	595,607	100%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,912	91%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	97%	100%
1515 S Street	Sacramento, California	11/2005	399,636	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	254,145	98%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	100%	100%
Howard Hughes Center	Los Angeles, California	01/2014	1,355,641	81%	100%
Civica Office Commons	Bellevue, Washington	02/2015	323,562	90%	100%
Total for Office Properties / Industrial Property			8,013,335	91%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	102,864	100%	100%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	97%	100%
Champions Village	Houston, Texas	11/2008	392,870	77%	100%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	93%	100%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	87%	100%
Shoppes at Parkland	Parkland, Florida	03/2009	145,720	98%	100%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%	100%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	96%	100%
Total for Grocery-Anchored Portfolio			1,038,925	89%
Total for Directly-owned Properties			9,052,260	91%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Effective Ownership(1)
Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	81%		24%
The Carillon Building	Charlotte, North Carolina	07/2007	475,556	85%		24%
Charlotte Plaza (3)	Charlotte, North Carolina	06/2007	630,714	91%		24%
333 West Wacker	Chicago, Illinois	04/2006	858,035	92%		20%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	66%		24%
Riverfront Plaza	Richmond, Virginia	11/2006	951,897	80%		24%
Wells Fargo Center	Sacramento, California	05/2007	507,264	82%		20%
525 B Street	San Diego, California	08/2005	449,180	87%		24%
Warner Center	Woodland Hills, California	10/2006	808,274	89%		20%
Total for Core Fund Properties			6,746,740	83%
Total for All Properties			15,799,000	87%	(4)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On March 31, 2015, Hines REIT owned a 92.5% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 7.5% interest in the Operating Partnership. In addition, we owned an approximate 28.8% non-managing general partner interest in the Core Fund as of March 31, 2015. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 67.8% to 84.9%.

(2)	In April 2015, we sold 4050/4055 Corporate Drive, which we acquired in May 2008 for a net purchase price of $42.8 million, for a contract sales price of $44.3 million.

(3)	In April 2015, the Core Fund sold Charlotte Plaza, which the Core Fund acquired in June 2007 for a net purchase price of $175.5 million, for a contract sales price of $160.0 million.

(4)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 89%.

In order to provide capital for the investments described above, with the exception of the Howard Hughes Center and Civica Office Commons, we raised approximately $2.7 billion through public offerings of our common stock since we commenced our initial public offering in June 2004. In consideration of market conditions and other factors, our board of directors determined to cease sales of our shares to new investors pursuant to our third public offering as of January 1, 2010. However, we have continued to sell shares under our dividend reinvestment plan. Based on market conditions and other considerations, we do not currently expect to commence any future offerings other than those related to shares issued under our dividend reinvestment plan.

Since the conclusion of our third public offering, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders.  In doing this, we have elected to make strategic dispositions, as discussed above, which have provided us with additional liquidity. With the proceeds we have received from these dispositions and that we may receive from potential future dispositions, we may choose to make additional strategic acquisitions focused on high-quality office assets located on the West Coast to best position the portfolio for an eventual liquidity event, such as the purchase of Civica Office Commons, which we acquired in February 2015 and the Howard Hughes Center, which we acquired in January 2014. Alternatively, we may choose to reserve for future capital expenditure and leasing capital needs, reduce our leverage in the portfolio, make additional special distributions or use the proceeds for other purposes. With the acquisitions of Civica Office Commons, the Howard Hughes Center and the effect of the Grocery-Anchored Portfolio Transaction, our portfolio is now geographically located 56% in the West, 16% in the Midwest, 7% in the East and 21% in the South as of March 31, 2015.

In February 2015, we sold Citymark for a contract sales price of $38.9 million. We originally acquired our interest in Citymark in August 2005 for $27.8 million. We received net proceeds of $37.2 million from this sale.

In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker for $240.0 million. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. One North Wacker was acquired in March 2008 for a contract purchase price of $540.0 million. We recognized a gain of $34.2 million on the sale.

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

Our portfolio was 89% leased as of March 31, 2015 and December 31, 2014. Our management closely monitors the portfolio’s lease expirations, which for the period from April 1, 2015 through December 31, 2015, and for each of the years ended December 31, 2016 through December 31, 2019, are expected to approximate 5.6%, 6.9%, 10.9%, 15.6% and 7.2%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to lease our properties to a diverse tenant base over a variety of industries, our portfolio is approximately 21% leased to over 96 companies in the legal industry, approximately 13% leased to over 94 companies in the financial and insurance industries, approximately 10% leased to approximately 27 companies in the manufacturing industry and approximately 10% leased to over 122 companies in the grocery-anchored retail industry.

Further, with the authorization of our board of directors, we declared distributions for January 2014 through May 2015. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgment regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2015.

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

We are focused on maintaining a strong cash position and managing our capital needs.  Historically, our liquidity needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities.  However, due to our ability to execute on several strategic asset sales, an increasing portion of our liquidity needs were met and will continue to be met through the sale of our investment properties. If we continue to sell significant assets and do not reinvest the proceeds in additional investments, it will reduce the cash flow generated by our properties and may adversely impact our ability to pay regular distributions to our stockholders at the current distribution rate. Below is a list of properties acquired and sold by us and the Core Fund during the three months ended March 31, 2015:

Hines REIT Acquisitions and Asset Sales

•	Civica Office Commons - In February 2015, we acquired Civica Office Commons, a portfolio of two Class A office buildings located in Bellevue, Washington, for a net purchase price of $205.2 million.

•	Citymark - In February 2015, we sold Citymark, an office building located in Dallas, Texas, from which we received net proceeds of $37.2 million.

Core Fund Asset Sales

•
One North Wacker - In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker, an office building located in Chicago, Illinois. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. We recognized a gain of $34.2 million on the sale.

Mortgage Financing

Our portfolio was 43% leveraged as of March 31, 2015, with 55% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was 41% leveraged as of December 31, 2014, with 64% of our debt in the form of fixed-rate mortgage loans. This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro-rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

See “— Cash Flows from Financing Activities — Debt Financings” for additional information regarding our financing activity during the three months ended March 31, 2015.

Cash Flows from Operating Activities

Net cash provided by operating activities was $11.0 million for the three months ended March 31, 2015 compared to net cash provided by operating activities of $50.8 million for the three months ended March 31, 2014. This decrease is primarily due to a decrease in the distributions received from the Core Fund.

Cash Flows from Investing Activities

Net cash used in investing activities was $153.5 million for the three months ended March 31, 2015 compared to net cash used in investing activities of $457.1 million for the three months ended March 31, 2014. The factors that contributed to the change between the two periods are summarized below.

2015

•	We had cash outflows related to our acquisition of Civica Office Commons in February 2015 of $188.4 million.

•	We received proceeds of $37.2 million from the sale of Citymark in February 2015.

•	We had cash outflows related to capital expenditures at operating properties of $3.0 million.

2014

•	We had cash outflows related to our acquisition of the Howard Hughes Center in January 2014 of $474.9 million.

•	We received proceeds of $7.5 million from sale of a building in the Minneapolis Office/Flex Portfolio in March 2014.

•
We received distributions from the Core Fund totaling $51.6 million, of which $10.6 million was included in cash flows from investing activities, as they exceeded our equity in earnings of the joint venture.

•	We had cash outflows related to capital expenditures at operating properties of $1.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 decreased by $217.7 million as compared to the same period in the prior year. This decrease is primarily due to net proceeds from debt being $220.8 million lower in 2015.

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

With the authorization of our board of directors, we declared distributions for the period from January 2014 through May 2015. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, which has been declared since April 2013, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2015 and 2014, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2015 (1)
March 31, 2015	$9,507	$5,424	$14,931	$74
Total	$9,507	$5,424	$14,931	$74

2014 (1)
December 31, 2014	$9,755	$5,573	$15,328	$75
September 30, 2014	9,756	5,615	15,371	76
June 30, 2014	9,659	5,610	15,269	74
March 31, 2014	9,552	5,613	15,165	74
Total	$38,722	$22,411	$61,133	$299

(1)
Except as noted below, excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 10 — Related Party Transactions). The amount of distributions declared with respect to the Participation Interest for the quarter ended March 31, 2015 was $1.1 million. The distributions declared with respect to the Participation Interest for the quarters ended December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014 were $1.1 million, $1.0 million, $1.0 million and $1.0 million, respectively.

For the three months ended March 31, 2015, we funded our cash distributions with cash flows from operating activities (73%) and proceeds from the sales of our real estate investments (27%). For the three months ended March 31, 2014, we funded our distributions with cash flows from operating activities (100%).

Redemptions

During the three months ended March 31, 2015 and 2014, we funded redemptions of $10.2 million and $13.0 million, respectively, pursuant to the terms of our share redemption program. On March 25, 2013, our board of directors amended and restated our share redemption program to reinstate the program, effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. Generally, funds available for redemption are limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter.  However, our board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. Our board of directors determined to waive this limitation on the share redemption plan and fully honor all eligible requests received for the three months ended March 31, 2015, which were in excess of the $5.6 million received from our dividend reinvestment plan in the prior quarter.

Debt Financings

We use debt financing from time to time for investments in real property, property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired.  As of March 31, 2015, our portfolio was approximately 43% leveraged compared to 41% as of December 31, 2014.  This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro-rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.  Additionally, as of March 31, 2015 and December 31, 2014, our debt financing had a weighted average interest rate of 3.6% and 3.9%, respectively (including the effect of interest rate swaps).

The following list summarizes our debt financings for the three months ended March 31, 2015 and 2014:

2015

•	We received proceeds of $30.0 million related to our Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) to fund our acquisition of Civica Office Commons.

•
We received proceeds of $173.0 million under a revolving credit facility (the “Revolving Loan Facility”) pursuant to a credit agreement with Chase and we made a payment of $44.0 million in February 2015 related to this agreement.

•	We made payments of $0.1 million for financing costs related to our loans.

2014

•
We received proceeds of $425.0 million related to our acquisition credit agreement (the “JPMorgan Acquisition Credit Agreement”) with Chase upon acquisition of the Howard Hughes Center and we made a payment of $45.0 million related to this agreement.

•	We made payments of $0.9 million for financing costs related to our loans.

Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

We owned 23 same-store properties directly that were 91% leased as of March 31, 2015 as compared to 89% leased as of March 31, 2014. The table below includes revenues and expenses of our directly-owned properties for the three months ended March 31, 2015 and 2014. Disposed properties include the results of operations of properties that were sold, but whose results were not classified as discontinued operations. See “Discontinued Operations” below for additional information regarding our property dispositions (all amounts in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Property revenues:
Same-store properties	$41,845	$41,001	$844	2.1%
Recent acquisitions	$13,700	$10,881	$2,819	25.9%
Disposed properties	$445	$8,174	$(7,729)	(94.6)%
Total property revenues	$55,990	$60,056	$(4,066)	(6.8)%
Property expenses: (1)
Same-store properties	$17,745	$16,990	$755	4.4%
Recent acquisitions	$5,747	$4,504	$1,243	27.6%
Disposed properties	$479	$5,260	$(4,781)	(90.9)%
Total property expenses	$23,971	$26,754	$(2,783)	(10.4)%
Property revenues in excess of expenses
Same-store properties	$24,100	$24,011	$89	0.4%
Recent acquisitions	$7,953	$6,377	$1,576	24.7%
Disposed properties	$(34)	$2,914	$(2,948)	(101.2)%
Total property revenues in excess of expenses	$32,019	$33,302	$(1,283)	(3.9)%

Other
Depreciation and amortization	$22,483	$24,726	$(2,243)	(9.1)%
Gain (loss) on sale or dissolution of unconsolidated joint venture	$—	$11,311	$(11,311)	—%
Gain (loss) on sale of real estate investments	$21,079	$1,013	$20,066	1,980.8%
Interest expense	$9,481	$12,376	$(2,895)	(23.4)%

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

The increase in property revenues in excess of expenses for the recent acquisitions for the three months ended March 31, 2015 is primarily due to our acquisition of Civica Office Commons in February 2015.

The decrease in property revenues in excess of expenses for the disposed properties for the three months ended March 31, 2015 is primarily due to the dispositions that occurred in 2014.

Depreciation and amortization decreased during the three months ended March 31, 2015, as compared to the same periods in 2014, primarily due to the sale of Citymark in February 2015.

Gain on sale of real estate investments increased during the three months ended March 31, 2015, as compared to the same periods in 2014 as a result of the sale of Citymark in February 2015.

Interest expense decreased during the three months ended March 31, 2015, as compared to the same periods in 2014 as a result of lower interest rates obtained through the above-mentioned debt refinancings and retirement of loans.

In January 2014, we dissolved our joint venture with Weingarten. As a result of the Grocery-Anchored Portfolio Transaction, we recognized a gain on sale of $11.3 million.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  As a result of future potential disposals, possible reinvestments and other factors, our results of operations for the period ended March 31, 2015 could differ from our results of operations in future periods.

Discontinued Operations

We adopted amendments to the Codification regarding discontinued operations effective January 1, 2014. As a result, none of our dispositions for the three months ended March 31, 2015 and 2014 were classified as discontinued operations. The additional income (loss) from discontinued operations recorded in 2015 and 2014 is related to properties sold prior to the adoption of the amended discontinued operations guidance issued in April 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenues:
Rental revenue	$3	$(41)
Other revenue	—	(22)
Total revenues	3	(63)
Expenses:
Property operating expenses	10	126
Real property taxes	—	—
Property management fees	—	(1)
Depreciation and amortization	—	—
Total expenses	10	125
Income (loss) from discontinued operations before interest income (expense), benefit (provision) for income taxes and gain (loss) on sale of discontinued operations	(7)	(188)
Interest expense	—	—
Interest income	5	5
Benefit (provision) for income taxes	—	—
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(2)	(183)
Gain (loss) on sale of discontinued operations	—	—
Income (loss) from discontinued operations	$(2)	$(183)

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of March 31, 2015, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 9 properties that were 83% leased. As of March 31, 2014, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 12 properties that were 84% leased.

Our equity in earnings related to our investment in the Core Fund for the three months ended March 31, 2015 was $33.2 million, compared to equity in earnings of $40.9 million for the three months ended March 31, 2014. The change in our equity in earnings (losses) for the three months ended March 31, 2015 primarily resulted from the following:

•
In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker for $240.0 million. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. One North Wacker was acquired in March 2008 for a contract purchase price of $540.0 million. We recognized a gain of $34.2 million on the sale.

•
In January 2014, the Core Fund sold 101 Second Street, an office property located in San Francisco, California which it acquired in September 2004 for a contract purchase price of $157.0 million. The contract sales price was $297.5 million. As a result of the sale of 101 Second Street, the Core Fund recognized a gain on sale of $174.4 million. We recognized a gain of $41.9 million in relation to this sale which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014.

CORPORATE LEVEL ACTIVITIES

Other Corporate-level Activities

The tables below provide detail relating to our asset management fees and general and administrative expenses (all amounts in thousands, except percentages):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Acquisition fee	$410	$1,012	$(602)	(59.5)%
Asset management fee	$8,271	$9,723	$(1,452)	(14.9)%
Asset management and acquisition fees	$8,681	$10,735	$(2,054)	(19.1)%

Acquisition related expenses	$56	$106	$(50)	(47.2)%
General and administrative expenses	$1,350	$1,957	$(607)	(31.0)%

We pay acquisition fees to our Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is equal to 0.50% of (i) the purchase price of real estate investments acquired directly by us, including any debt attributable to such investments or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. Acquisition fees decreased for the three months ended March 31, 2015, as compared to the same period in 2014, due to higher acquisition fees incurred on our acquisition of the Howard Hughes Center in January 2014 than on our acquisition of Civica Office Commons in February 2015. In connection with the acquisition of Civica Office Commons, we were obligated to pay approximately $2.1 million of acquisition fees to our Advisor, half of which was payable in cash and half of which was payable related to the Participation Interest. Our Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.6 million of the cash acquisition fee and all of the $1.0 million acquisition fee payable as an increase to the Participation Interest.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. Our asset management fees decreased for the three months ended March 31, 2015 partially due to our sales of real estate investments in 2014.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. General and administrative expenses decreased for the three months ended March 31, 2015 due to a change in the timing of certain professional services as well as the elimination of a fee related to a letter of credit that is no longer required.

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

The table below summarizes FFO and MFFO for the three months ended March 31, 2015 and 2014 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands).

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$47,361	$42,325
Depreciation and amortization(1)	22,483	24,726
(Gain) loss on sale or dissolution of investment property and unconsolidated joint venture(2)	(21,079)	(12,324)
Adjustments to equity in earnings (losses) from unconsolidated entities, net(3)	(29,666)	(35,450)
Adjustments for noncontrolling interests(4)	(391)	(353)
Funds from operations	18,708	18,924
(Gain) loss on derivative instruments(5)	(3,193)	(5,741)
Other components of revenues and expenses(6)	2,249	2,395
Acquisition fees and expenses (7)	466	1,118
Adjustments to equity in earnings (losses) from unconsolidated entities, net(3)	(513)	(478)
Adjustments for noncontrolling interests(4)	74	176
Modified Funds From Operations	$17,791	$16,394

Basic and Diluted Income (Loss) Per Common Share	$0.21	$0.19
Funds From Operations Per Common Share	$0.08	$0.08
Modified Funds From Operations Per Common Share	$0.08	$0.07
Weighted Average Shares Outstanding	224,260	227,765

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

(6)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended March 31,
	2015	2014
Straight-line rent adjustment (a)	$(1,010)	$(990)
Amortization of lease incentives (b)	3,729	3,959
Amortization of out-of-market leases (b)	(610)	(738)
Other	140	164
	$2,249	$2,395

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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•	Amortization of deferred financing costs was $0.5 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively, and was deducted in determining MFFO.

•
During the three months ended March 31, 2015, we sold our directly-owned interest in Citymark. See “—Financial Condition, Liquidity and Capital Resources — Cash Flows from Investing Activities” above for additional information.

•
During the three months ended March 31, 2015, the Core Fund sold its remaining interest in One North Wacker. For additional information regarding the sale of these properties by the Core Fund see “Results of Operations — Results for our Indirectly-Owned Properties — Our Interest in the Core Fund.”

•
A portion of our acquisition and asset management fees are paid in equity through the Participation Interest. For the three months ended March 31, 2015, we recorded asset management fee expense with respect to the Participation Interest and its related distributions of $4.8 million. For the three months ended March 31, 2014, we recorded expense of $6.0 million, with respect to the Participation Interest and its related distributions.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described elsewhere in this Quarterly Report on Form 10-Q and previously in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

4050/4055 Corporate Drive

In April 2015, we sold 4050/4055 Corporate Drive for a contract sales price of $44.3 million. 4050/4055 Corporate Drive is an industrial property located in Dallas, Texas. We acquired 4050/4055 Corporate Drive in May 2008 for $42.8 million.

2851 Junction Avenue

In April 2015, we entered into a contract to acquire 2851 Junction Avenue, a Class A office property located in San Jose, California. 2851 Junction Avenue consists of 155,613 square feet of rentable area and is 100% leased to Taiwan Semiconductor Manufacturing Company North America. The contract purchase price for 2851 Junction Avenue is $86.0 million, exclusive of transaction costs and working capital reserves. We expect the closing of this acquisition to occur in May 2015. There can be no assurance that this closing will occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of March 31, 2015, we had $386.7 million of debt outstanding under our HSH Nordbank credit facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 5.86%.  As of March 31, 2015, we had $563.3 million in variable rate debt that was not hedged with an interest rate swap. If interest rates were to increase by 1%, we would incur an additional $5.6 million in interest expense. See Note 7 — Debt Financing for more information concerning our outstanding debt.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 13, 2015, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A. Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2014 Annual Report. There are no material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

All eligible requests for redemption received by the Company for the three months ended December 31, 2014 were redeemed on January 1, 2015. The shares were redeemed using proceeds from our dividend reinvestment plan from the prior quarter and proceeds from the sale of assets. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (2)
January 1, 2015 through March 31, 2015	(1)	1,803,997	$5.64	1,803,997	857,274
Total		1,803,997		1,803,997

(1)	All shares were redeemed on January 1, 2015.

(2)
This amount represents the number of shares available for redemption on April 1, 2015. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities for additional information on the re-opening and amendment and restatement of our share redemption program effective in April 2013. The funds available for redemption are generally limited to the amount of proceeds received from our dividend reinvestment plan. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability of a stockholder, we may waive the annual limitation on the number of shares that will be redeemed.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

May 13, 2015	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

May 13, 2015	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.		Description
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

4.1
Hines Real Estate Investment Trust, Inc. Dividend Reinvestment Plan (included as Appendix A to the prospectus contained in the registrant’s Registration Statement on Form S-3 (file No. 333-182401) filed on June 28, 2012 and incorporated by reference herein).

31.1	*	Certification.
31.2	*	Certification.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101	*
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 13, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

__________

*	Filed herewith