Form 10-Q
period 2015-06-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2015-08-12
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of August 7, 2015, 223.0 million shares of the registrant’s common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
	(In thousands, except per share amounts)
ASSETS:
Investment property, net	$1,831,135	$1,634,658
Investments in unconsolidated entities	146,803	187,668
Cash and cash equivalents	61,854	56,821
Restricted cash	1,752	3,049
Distributions receivable	2,390	7,199
Tenant and other receivables, net	46,290	45,851
Intangible lease assets, net	163,128	145,688
Deferred leasing costs, net	152,055	126,772
Deferred financing costs, net	2,580	3,476
Other assets	3,664	17,810
TOTAL ASSETS	$2,411,651	$2,228,992

LIABILITIES:
Accounts payable and accrued expenses	$83,908	$64,534
Due to affiliates	5,305	4,694
Intangible lease liabilities, net	32,445	28,762
Other liabilities	14,416	14,799
Interest rate swap contracts	26,866	34,393
Participation interest liability	116,398	108,911
Distributions payable	15,136	15,403
Notes payable	1,018,430	867,658
Total liabilities	1,312,904	1,139,154

Commitments and contingencies (Note 12)	—	—

EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2015 and December 31, 2014	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 223,724 and 225,207 common shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	224	225
Additional paid-in capital	1,037,151	1,072,754
Retained earnings (deficit)	62,322	17,649
Accumulated other comprehensive income (loss)	(950)	(790)
Total stockholders’ equity	1,098,747	1,089,838
Noncontrolling interests	—	—
Total equity	1,098,747	1,089,838
TOTAL LIABILITIES AND EQUITY	$2,411,651	$2,228,992

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2015 and 2014
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$48,247	$54,889	$100,073	$110,919
Other revenue	5,303	3,948	9,467	7,974
Total revenues	53,550	58,837	109,540	118,893
Expenses:
Property operating expenses	15,429	17,107	30,261	34,241
Real property taxes	7,817	8,347	15,469	16,441
Property management fees	1,394	1,469	2,881	2,995
Depreciation and amortization	22,808	24,387	45,290	49,112
Acquisition related expenses	545	163	600	269
Asset management and acquisition fees	8,447	8,688	17,128	19,423
General and administrative	2,083	1,690	3,430	3,647
Total expenses	58,523	61,851	115,059	126,128
Operating income (loss)	(4,973)	(3,014)	(5,519)	(7,235)
Other income (expenses):
Gain (loss) on derivative instruments, net	4,335	3,821	7,527	9,562
Gain (loss) on sale or dissolution of unconsolidated joint venture	—	2,070	—	13,381
Equity in earnings (losses) of unconsolidated entities, net	(199)	41,297	33,000	82,242
Gain (loss) on sale of real estate investments	8,304	8,485	29,383	9,499
Interest expense	(9,840)	(12,505)	(19,320)	(24,881)
Interest income	11	201	22	386
Income (loss) from continuing operations before benefit (provision) for income taxes	(2,362)	40,355	45,093	82,954
Benefit (provision) for income taxes	(26)	(76)	(112)	(165)
Income (loss) from continuing operations	(2,388)	40,279	44,981	82,789
Income (loss) from discontinued operations, net of taxes	(158)	(23)	(160)	(206)
Net income (loss)	(2,546)	40,256	44,821	82,583
Less: Net income attributable to noncontrolling interests	(75)	(75)	(148)	(148)
Net income (loss) attributable to common stockholders	$(2,621)	$40,181	$44,673	$82,435
Basic and diluted income (loss) per common share	$(0.01)	$0.18	$0.20	$0.36
Distributions declared per common share	$0.07	$0.07	$0.13	$0.13
Weighted average number of common shares outstanding	223,724	226,834	223,991	227,297

Net comprehensive income (loss):
Net income (loss)	$(2,546)	$40,256	$44,821	$82,583
Other comprehensive income (loss):
Foreign currency translation adjustment	51	106	(160)	10
Net comprehensive income (loss)	(2,495)	40,362	44,661	82,593
Net comprehensive (income) loss attributable to noncontrolling interests	(75)	(75)	(148)	(148)
Net comprehensive income (loss) attributable to common stockholders	$(2,570)	$40,287	$44,513	$82,445

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2015 and 2014
(UNAUDITED)
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2015	225,207	$225	$1,072,754	$17,649	$(790)	$1,089,838	$—
Issuance of common shares	1,692	2	11,070	—	—	11,072	—
Redemption of common shares	(3,175)	(3)	(16,672)	—	—	(16,675)	—
Distributions declared	—	—	(29,992)	—	—	(29,992)	(148)
Other offering costs, net	—	—	(9)	—	—	(9)	—
Net income (loss)	—	—	—	44,673	—	44,673	148
Foreign currency translation adjustment	—	—	—	—	(160)	(160)	—
BALANCE, June 30, 2015	223,724	$224	$1,037,151	$62,322	$(950)	$1,098,747	$—

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2014	229,174	$229	$1,150,909	$(29,951)	$(546)	$1,120,641	$—
Issuance of common shares	1,785	2	11,421	—	—	11,423	—
Redemption of common shares	(4,125)	(4)	(20,721)	—	—	(20,725)	—
Distributions declared	—	—	(30,434)	—	—	(30,434)	(148)
Other offering costs, net	—	—	(11)	—	—	(11)	—
Net income (loss)	—	—	—	82,435	—	82,435	148
Foreign currency translation adjustment	—	—	—	—	10	10	—
BALANCE, June 30, 2014	226,834	$227	$1,111,164	$52,484	$(536)	$1,163,339	$—

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$44,821	$82,583
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	53,469	56,840
(Gain) loss on sale of real estate investments and discontinued operations	(29,383)	(9,499)
(Gain) loss on sale or dissolution of unconsolidated joint venture	—	(13,381)
Equity in (earnings) losses of unconsolidated entities, net	(33,000)	(82,242)
Distributions received from unconsolidated entities	33,000	82,242
Other losses, net	75	—
(Gain) loss on derivative instruments, net	(7,527)	(9,562)
Net change in operating accounts	(20,658)	(8,110)
Net cash from operating activities	40,797	98,871
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	45,675	3,287
Investments in acquired properties and lease intangibles	(270,306)	(474,912)
Capital expenditures at operating properties	(5,630)	(2,855)
Proceeds from sale of real estate investments and unconsolidated joint ventures	80,006	74,295
Change in restricted cash	1,297	(406)
Net cash from investing activities	(148,958)	(400,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in security deposits	329	1,069
Redemption of common shares	(17,881)	(23,148)
Payments of offering costs	(16)	(20)
Distributions paid to stockholders and noncontrolling interests	(19,411)	(19,487)
Proceeds from notes payable	289,000	795,000
Payments on notes payable	(138,442)	(492,321)
Additions to deferred financing costs	(257)	(3,563)
Net cash from financing activities	113,322	257,530
Effect of exchange rate changes on cash	(128)	16
Net change in cash and cash equivalents	5,033	(44,174)
Cash and cash equivalents, beginning of period	56,821	133,472
Cash and cash equivalents, end of period	$61,854	$89,298

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2015 and 2014
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2014 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Public Offering

Hines REIT has raised approximately $2.7 billion through public offerings of its common stock, including shares of its common stock offered pursuant to its dividend reinvestment plan, since Hines REIT commenced its initial public offering in June 2004.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s current $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through June 30, 2015, Hines REIT received gross offering proceeds of $194.6 million from the sale of 24.9 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of June 30, 2015 and December 31, 2014, Hines REIT owned a 92.3% and 92.7% general partner interest, respectively, in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% limited partnership interest in the Operating Partnership as of both June 30, 2015 and December 31, 2014. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”), owned a 7.2% and 6.8% profits interest (the “Participation Interest”) in the Operating Partnership as of June 30, 2015 and December 31, 2014, respectively.

Investment Property

As of June 30, 2015, the Company owned direct and indirect investments in 32 properties. These properties consisted of 24 U.S. office properties and a portfolio of eight grocery-anchored shopping centers located in four states primarily in the southeastern United States. See below for additional information regarding the Grocery-Anchored Portfolio.

The Company makes investments directly through entities that are wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 28.8% non-managing general partner interest as of both June 30, 2015 and December 31, 2014. The Company accounts for its investment in the Core Fund using the equity method of accounting.

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

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investment in the Core Fund for the three and six months ended June 30, 2015 and 2014. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s remaining investment in the Core Fund, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil, although the Company no longer owned any operating investments outside the United States as of June 30, 2015. Accumulated other comprehensive income (loss) as of June 30, 2015 is related to the remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

Impairment of Investment Property

Real estate assets are reviewed for impairment in each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than the carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.  See Note 13 — Fair Value Disclosures for additional information regarding the Company’s policy for determining fair values of its investment property. No impairment charges were recorded for the three and six months ended June 30, 2015 and 2014 on the Company’s directly-owned properties.

During the three and six months ended June 30, 2015, impairment losses of $22.1 million were recorded related to one of the Company’s indirectly-owned properties located in Richmond, Virginia. See Note 5 — Investments in Unconsolidated Entities for additional information. No impairment charges were recorded for the three and six months ended June 30, 2014 on the Company’s indirectly-owned properties.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $4.1 million and $4.5 million at June 30, 2015 and December 31, 2014, respectively.

Deferred Leasing Costs

Tenant inducement amortization was $4.2 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $1.3 million and $1.3 million as amortization expense related to other direct leasing costs for the three months ended June 30, 2015 and 2014, respectively.

Tenant inducement amortization was $8.0 million and $7.6 million for the six months ended June 30, 2015 and 2014, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $2.5 million and $2.7 million as amortization expense related to other direct leasing costs for the six months ended June 30, 2015 and 2014, respectively.

Other Assets

Other assets included the following (in thousands):

	June 30, 2015	December 31, 2014
Deposit on investment property	$—	$15,000	(1)
Prepaid insurance	1,682	724
Prepaid/deferred taxes	535	537
Other	1,447	1,549
Total	$3,664	$17,810

(1)	In December 2014, the Company funded a $15.0 million deposit related to its acquisition of Civica Office Commons, which the Company acquired in February 2015.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of June 30, 2015 and December 31, 2014, the Company recorded liabilities of $6.9 million and $7.2 million, respectively, related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $41.4 million and $40.5 million as of June 30, 2015 and December 31, 2014, respectively.

Redemption of Common Stock

The Company’s share redemption program generally limits the funds available for redemption to the amount of proceeds received from the Company’s dividend reinvestment plan in the prior quarter. The board of directors determined to waive this limitation of the share redemption program and fully honor all eligible requests received for the six months ended June 30, 2015, which amount was in excess of the $11.0 million received from the issuance of shares pursuant to the dividend reinvestment plan in the prior quarters.

The Company has recorded liabilities of $9.0 million and $10.2 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively, related to shares that were tendered for redemption and approved by the board of directors but were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity based on a redemption price of $5.45 per share for ordinary share redemption requests and $6.40 per share for redemption requests in connection with the death or disability of a stockholder made in 2014, and $6.50 per share for redemption requests in connection with the death or disability of a stockholder made during 2015. The estimated per share net asset value of the Company’s common stock as of September 30, 2014 is $6.50 and was determined by the Company’s board of directors in December 2014.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued amendments to the Accounting Standards Codification (“ASC” or the “Codification”) to provide guidance on reporting discontinued operations. These amendments raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and early adoption was permitted.  The Company elected to adopt these amendments, effective January 1, 2014. As a result, the Company did not report any sales of real estate investment property in discontinued operations for the three months ended June 30, 2015 since the Company concluded that these sales do not represent a “strategic shift” in the Company’s operations. See Note 3 — Real Estate Investments for additional information regarding the sales of Citymark and 4050/4055 Corporate Drive that did not qualify as discontinued operations as of June 30, 2015.

In April 2015, FASB issued amendments to change its prior guidance on the presentation of debt issuance costs in financial statements.  Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted.  Upon adoption, the Company will reclassify the deferred financing costs, net to notes payable on the balance sheet.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Buildings and improvements	$1,613,604	$1,452,900
Less: accumulated depreciation	(223,894)	(206,460)
Buildings and improvements, net	1,389,710	1,246,440
Land	441,425	388,218
Investment property, net	$1,831,135	$1,634,658

In February 2015, the Company sold Citymark, an office building located in Dallas, Texas. The contract sales price for Citymark was $38.9 million, exclusive of transaction costs and closing prorations. The Company originally acquired its interest in Citymark in August 2005 for $27.8 million. The Company recognized a gain on sale of this asset of $21.1 million, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2015.

In April 2015, the Company sold 4050/4055 Corporate Drive, an industrial property located in Dallas, Texas. The contract sales price for 4050/4055 Corporate Drive was $44.3 million, exclusive of transaction costs and closing prorations. The Company acquired 4050/4055 Corporate Drive in May 2008 for $42.8 million. The Company recognized a gain on sale of this asset of $8.3 million, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015.

Lease Intangibles

As of June 30, 2015, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$287,573	$43,674	$61,356
Less: accumulated amortization	(141,480)	(26,639)	(28,911)
Net	$146,093	$17,035	$32,445

As of December 31, 2014, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$254,029	$43,834	$56,267
Less: accumulated amortization	(127,055)	(25,120)	(27,505)
Net	$126,974	$18,714	$28,762

Amortization expense of in-place leases was $11.2 million and $13.1 million for the three months ended June 30, 2015 and 2014, respectively, and amortization of out-of-market leases, net, increased rental revenue by $0.6 million and $1.0 million, respectively. Amortization expense of in-place leases was $22.6 million and $26.6 million for the six months ended June 30, 2015 and 2014, respectively, and amortization of out-of-market leases, net, increased rental revenue by $1.2 million and $1.7 million, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from July 1, 2015 through December 31, 2015 and for each of the years ended December 31, 2016 through 2019 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
July 1, 2015 through December 31, 2015	$20,735	$(1,118)
2016	32,429	(1,014)
2017	23,458	35
2018	18,230	(514)
2019	11,015	(1,132)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of June 30, 2015, the approximate fixed future minimum rentals for the period from July 1, 2015 through December 31, 2015, for each of the years ended December 31, 2016 through 2019 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2015 through December 31, 2015	$84,390
2016	158,987
2017	142,524
2018	123,480
2019	105,552
Thereafter	638,868
Total	$1,253,801

During the six months ended June 30, 2015 and 2014, the Company did not earn more than 10% of its revenue from any individual tenant.

4. Recent Acquisitions of Real Estate

For the six months ended June 30, 2015, the Company acquired the assets and assumed certain liabilities of two real estate operating properties located in Bellevue, Washington and San Jose, California for a total net purchase price of $292.0 million.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2015 and 2014 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Discount related to assumed mortgage loan	Total Purchase Price
2015
Civica Office Commons	02/11/2015	$140,706	$41,240	$26,190	$(2,960)	$—	$205,176
2851 Junction Avenue	05/14/2015	$50,024	$24,500	$16,020	$(3,680)	$—	$86,864

2014
Grocery-Anchored Portfolio (1)	01/01/2014	$102,506	$63,900	$24,980	$(12,670)	$(500)	$178,216
Howard Hughes Center	01/15/2014	$278,378	$138,820	$101,840	$(8,290)	$—	$510,748

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

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2015 and 2014 acquisitions, as of the date of the acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2015 Acquisition:
Civica Office Commons	3.9	4.0	3.9
2851 Junction Avenue	14.4	—	14.4

2014 Acquisitions:
Grocery-Anchored Portfolio	15.4	7.1	39.3
Howard Hughes Center	4.4	4.7	6.1

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the six months ended June 30, 2015, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 (in thousands):

		For the Three Months Ended	For the Six Months Ended
2015 Acquisition		June 30, 2015	June 30, 2015
Civica Office Commons	Revenue	$3,749	$5,880
	Net income (loss)	$(674)	$(758)
2851 Junction Avenue	Revenue	$891	$891
	Net income (loss)	$333	$333

The following unaudited consolidated information is presented to give effect to the 2015 acquisitions through June 30, 2015 as if the acquisitions occurred on January 1, 2014. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $0.7 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2014, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Pro Forma 2015	Pro Forma 2014	Pro Forma 2015	Pro Forma 2014
Revenue	$54,348	$64,348	$113,731	$129,855
Net income (loss) from continuing operations	$(1,552)	$39,633	$45,979	$81,693
Basic and diluted income (loss) from continuing operations per common share	$(0.01)	$0.17	$0.21	$0.36

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the six months ended June 30, 2014, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 (in thousands):

		For the Three Months Ended	For the Six Months Ended
2014 Acquisitions		June 30, 2014	June 30, 2014
Grocery-Anchored Portfolio	Revenue	$4,642	$9,046
	Net income (loss)	$945	$1,771
Howard Hughes Center	Revenue	$11,764	$22,645
	Net income (loss)	$(3,514)	$(6,729)

The following unaudited consolidated information is presented to give effect to the 2014 acquisitions through June 30, 2014 as if the acquisitions occurred on January 1, 2013. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $0.2 million and $1.3 million for the three and six months ended June 30, 2014, respectively, and the gain on the dissolution of the Company’s joint venture as a result of the Grocery-Anchored Portfolio Transaction was $1.9 million and $13.2 million for the three and six months ended June 30, 2014, respectively, and the gain on the sale of the Company’s investment in Distribution Park Rio was $0.1 million and $16.1 million for the three and six months ended June 30, 2013, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Pro Forma 2014	Pro Forma 2013	Pro Forma 2014	Pro Forma 2013
Revenue	$58,837	$59,186	$120,939	$118,307
Net income (loss) from continuing operations	$38,372	$72,291	$69,788	$59,354
Basic and diluted income (loss) from continuing operations per common share	$0.17	$0.31	$0.31	$0.25

5.   Investments in Unconsolidated Entities

As of June 30, 2015 and December 31, 2014, the Company owned indirect investments in 8 and 10 properties, respectively, through its interest in the Core Fund.

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$164,079	$226,479	$187,668	$393,695
Distributions declared	(17,077)	(33,549)	(73,865)	(85,385)
Equity in earnings (losses)	(199)	41,297	33,000	82,242
Effect of sale or dissolution of unconsolidated joint venture	—	—	—	(156,325)
Ending balance	$146,803	$234,227	$146,803	$234,227

Condensed financial information for the Core Fund is summarized as follows (in thousands):

Condensed Consolidated Balance Sheets for the Core Fund

	June 30, 2015	December 31, 2014
ASSETS
Cash	$57,033	$87,154
Investment property, net	1,214,872	1,743,681
Other assets	315,758	453,487
Total Assets	$1,587,663	$2,284,322

LIABILITIES AND EQUITY
Debt	$840,467	$1,198,684
Other liabilities	98,555	176,821
Redeemable noncontrolling interests	166,797	192,172
Equity	481,844	716,645
Total Liabilities and Equity	$1,587,663	$2,284,322

The Core Fund sold two and three properties during the six months ended June 30, 2015 and 2014, respectively. The Core Fund elected to adopt the amendments to the Codification that provide guidance on reporting discontinued operations early, effective January 1, 2014, and as a result, did not report the sale of The KPMG Building, 720 Olive Way, Charlotte Plaza and its remaining ownership interest in the entity that owns One North Wacker in discontinued operations for the periods presented. In January 2014, the Core Fund sold 101 Second Street, which was deemed held for sale as of December 31, 2013 and was reclassified into assets and liabilities held for sale, which are included in other assets and other liabilities and income from discontinued operations for all periods presented. This reclassification is reflected in the table below.

Condensed Consolidated Statements of Operations for the Core Fund

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Total revenues	$39,228	$60,438	$85,731	$123,414
Total expenses	65,543	62,347	115,636	127,802
Gain (loss) on sale of real estate investments	27,730	182,354	167,602	182,354
Income (loss) from continuing operations	1,415	180,445	137,697	177,966
Income (loss) from discontinued operations	—	(58)	—	174,098
Net income (loss)	1,415	180,387	137,697	352,064
Less (income) loss allocated to noncontrolling interests	(930)	(35,423)	(21,080)	(66,002)
Net income (loss) attributable to parent	$485	$144,964	$116,617	$286,062

The following discusses items of significance for the periods presented for the Company’s equity method investments:

In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker for $240.0 million. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. One North Wacker was acquired in March 2008 for a contract purchase price of $540.0 million. As a result of the sale of the 51% interest in One North Wacker, the Core Fund recognized a gain on sale of $140.2 million. As a result of the sale, the Company recognized a gain of $34.3 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2015.

In April 2015, the Core Fund sold Charlotte Plaza for a contract sales price of $160.0 million. Charlotte Plaza was acquired in June 2007 for a net purchase price of $175.5 million. As a result of the sale of Charlotte Plaza, the Core Fund recognized a gain on sale of $27.4 million. As a result of the sale, the Company recognized a gain on sale of $6.7 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2015, the Core Fund recorded an impairment loss of $22.1 million on Riverfront Plaza in Richmond, Virginia due to deterioration of market conditions.

In January 2014, the Core Fund sold 101 Second Street for a contract sales price of $297.5 million. 101 Second Street was acquired in September 2004 for a contract purchase price of $157.0 million. As a result of the sale of 101 Second Street, the Core Fund recognized a gain on sale of $174.4 million. As a result of the sale, the Company recognized a gain of $41.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2014.

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

In June 2014, the Core Fund sold 720 Olive Way for a contract sales price of $101.0 million. 720 Olive Way was acquired in January 2006 for a contract purchase price of $83.7 million. As a result of the sale of 720 Olive Way, the Core Fund recognized a gain on sale of $26.4 million. As a result of the sale, the Company recognized a gain on sale of $5.0 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014.

6.  Debt Financing

As of June 30, 2015 and December 31, 2014, the Company had $1.0 billion and $868.0 million of debt outstanding, respectively, with a weighted average years to maturity of 1.6 years and 2.1 years, respectively, and a weighted average interest rate of 3.6% and 3.9%, respectively. The following table includes all of the Company’s outstanding notes payable balances as of June 30, 2015 and December 31, 2014 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate Description	Interest Rate	Principal Outstanding at June 30, 2015	Principal Outstanding at December 31, 2014
SECURED MORTGAGE DEBT
Arapahoe Business Park I (1)	6/11/2015	Fixed	5.33%	$—	$9,117
Arapahoe Business Park II	11/11/2015	Fixed	5.53%	9,475	9,568
1515 S. Street	9/1/2016	Fixed	4.25%	37,165	37,702
345 Inverness Drive	12/11/2016	Fixed	5.85%	14,348	14,470
JPMorgan Chase Tower	2/1/2016	Variable	2.69%	151,376	153,219
Thompson Bridge Commons	3/1/2018	Fixed	6.02%	5,094	5,225
HSH POOLED MORTGAGE FACILITY
321 North Clark, 1900 and 2000 Alameda	8/1/2016	Fixed via swap	5.86%	169,697	169,697
3400 Data Drive, 2100 Powell	1/23/2017	Fixed via swap	5.25%	98,000	98,000
Daytona and Laguna Buildings	5/2/2017	Fixed via swap	5.36%	119,000	119,000
OTHER NOTES PAYABLE
JPMorgan Chase Revolving Credit Facility - Revolving Loan (2)	4/1/2017	Variable	1.79%	184,400	52,000
JPMorgan Chase Revolving Credit Facility - Term Loan (2)	4/1/2018	Variable	1.69%	200,000	200,000
JPMorgan Chase - Bridge Credit Agreement (3)	9/11/2015	Variable	1.79%	30,000	—
TOTAL PRINCIPAL OUTSTANDING				1,018,555	867,998
Unamortized Discount (4)				(125)	(340)
NOTES PAYABLE				$1,018,430	$867,658

(1)	In April 2015, the Company paid in full the Arapahoe Business Park I secured mortgage loan.

(2)	See the discussion following the heading “JPMorgan Revolving Credit Facility” below for additional information regarding the Company's acquisition credit facility.

(3)	See the discussion following the heading “Bridge Credit Agreement” below for additional information regarding the Company's loan facility.

(4)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

Bridge Credit Agreement

In February 2015, a subsidiary of the Operating Partnership entered into a Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) to establish a $30.0 million secured term loan facility (the “Facility”). In connection with the acquisition of Civica Office Commons in February 2015, the Company borrowed the full capacity under the Facility. The Facility had an original maturity date of May 12, 2015. In April 2015, the maturity date was extended to September 11, 2015. The interest rate as of the date of the initial funding of the loan was 1.78%. In connection with the financing pursuant to the Bridge Credit Agreement, the Advisor agreed to waive the entire $0.3 million debt financing fee that otherwise would be payable to the Advisor. Using the proceeds received from the sale of 2555 Grand, the Company made a payment of $30.0 million to fully pay down this financing in July 2015.

JPMorgan Revolving Credit Facility

In January 2014, a subsidiary of the Operating Partnership entered into an acquisition credit agreement (the “JPMorgan Acquisition Credit Agreement”) with Chase to establish a $425.0 million unsecured term loan facility (the “Acquisition Credit Facility”). In connection with the acquisition of the Howard Hughes Center in January 2014, the Company borrowed the full capacity under the Acquisition Credit Facility. The Acquisition Credit Facility had a maturity date of May 15, 2014 with two 30-day extension options. The Company made a payment of $45.0 million related to this financing in February 2014. Additionally, in connection with this financing, the Advisor agreed to waive the entire $4.3 million debt financing fee that otherwise would be payable to the Advisor pursuant to the Advisory Agreement.

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

During the six months ended June 30, 2015, the Company borrowed $259.0 million and made payments of $126.6 million under the Revolving Loan Commitment.

In July 2015, using the proceeds received from the sale of 2555 Grand, the Company made a payment of $119.0 million under the Revolving Loan Commitment.

The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from July 1, 2015 through December 31, 2015, for each of the years ended December 31, 2016 through December 31, 2019 and for the period thereafter (in thousands):

	Principal Payments due by Period
	July 1, 2015 through December 31, 2015	2016	2017	2018	2019	Thereafter
Notes payable	$40,281	$372,197	$401,700	$204,377	$—	$—

The Company is not aware of any instances of noncompliance with financial covenants as of June 30, 2015.

7.  Derivative Instruments

The Company has several interest rate swap transactions with HSH Nordbank AG, New York Branch (“HSH Nordbank”). These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with HSH Nordbank. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets and changes in the fair value were recorded in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations. See Note 13 — Fair Value Disclosures for additional information.

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

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Liabilities — Interest Rate Swap Contracts” on the Company’s condensed consolidated balance sheets, as of June 30, 2015 and December 31, 2014 (in thousands):

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	June 30, 2015	December 31, 2014
Interest rate swap contracts	$26,866	$34,393
Total derivatives	$26,866	$34,393

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain (loss) on interest rate swap, net	$4,335	$3,821	$7,527	$9,562
Total	$4,335	$3,821	$7,527	$9,562

8.  Distributions

With the authorization of its board of directors, the Company declared distributions for the period from January 2014 through August 2015. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in the Company's dividend reinvestment plan.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2015 and 2014, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2015 (1)
June 30, 2015	$9,645	$5,416	$15,061	$74
March 31, 2015	9,507	5,424	14,931	74
Total	$19,152	$10,840	$29,992	$148

2014 (1)
December 31, 2014	$9,755	$5,573	$15,328	$75
September 30, 2014	9,756	5,615	15,371	76
June 30, 2014	9,659	5,610	15,269	74
March 31, 2014	9,552	5,613	15,165	74
Total	$38,722	$22,411	$61,133	$299

(1)
Except as noted below, excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 9 — Related Party Transactions). The distributions declared with respect to the Participation Interest for the quarters ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014 were $1.2 million, $1.1 million, $1.1 million, $1.0 million, $1.0 million and $1.0 million, respectively.

9.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Securities, Inc. for the three and six months ended June 30, 2015 and 2014 and outstanding as of June 30, 2015 and December 31, 2014 (all amounts are in thousands).

	Incurred				Unpaid as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Type and Recipient	2015	2014	2015	2014	2015	2014
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$4,866	$4,991	$9,706	$11,008	$116,398	$108,911

Due to Affiliates
Acquisition Fee – the Advisor (2)	170	—	580	1,012	—	—
Asset Management Fee – the Advisor	3,411	3,697	6,842	7,403	1,137	1,135
Debt Financing Fee – the Advisor (3)	—	—	—	—	—	—
Other – the Advisor	957	1,186	1,744	1,993	488	656
Property Management Fee – Hines	1,268	1,326	2,568	2,727	93	34
Leasing Fee – Hines	149	845	2,306	869	2,829	2,252
Tenant Construction Management Fees – Hines	11	18	11	22	84	5
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	2,977	3,647	5,979	7,651	674	612
Due to Affiliates					$5,305	$4,694

(1)
The Company recorded a liability related to the Participation Interest based on its estimated settlement value in the accompanying condensed consolidated balance sheets. This liability is remeasured at fair value based on the related redemption price in place as of the date of each balance sheet plus any unpaid distributions.

(2)
In connection with the acquisition of 2851 Junction Avenue in May 2015, the Company was obligated to pay approximately $0.9 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.3 million of the cash acquisition fee and all of the $0.4 million acquisition fee payable as an increase to the Participation Interest. In connection with the acquisition of Civica Office Commons in February 2015, the Company was obligated to pay approximately $2.1 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.6 million of the cash acquisition fee and all of the $1.0 million acquisition fee payable as an increase to the Participation Interest. In connection with the acquisition of the Howard Hughes Center in January 2014, the Company was obligated to pay approximately $5.0 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $1.5 million of the cash acquisition fee and the entire $2.5 million acquisition fee payable related to the Participation Interest.

(3)
In connection with the financing pursuant to the Bridge Credit Agreement in February 2015, the Advisor agreed to waive the entire $0.3 million debt financing fee that otherwise would be payable to the Advisor. In connection with the financing pursuant to the JPMorgan Acquisition Credit Agreement in January 2014, the Advisor agreed to waive the entire $4.3 million debt financing fee that otherwise would be payable to the Advisor. Additionally, in connection with the financing pursuant to the Credit Agreement in April 2014, the Advisor agreed to waive the entire $4.3 million debt financing fee otherwise payable to the Advisor pursuant to the Advisory Agreement. See Note 6 — Debt Financing for additional information on these financings.

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Change in other assets	$(482)	$(1,219)
Change in tenant and other receivables	(1,374)	(5,639)
Change in deferred leasing costs	(41,812)	(21,667)
Change in accounts payable and accrued expenses	16,574	9,732
Change in participation interest liability	7,486	9,110
Change in other liabilities	(1,667)	143
Change in due to affiliates	617	1,430
Changes in assets and liabilities	$(20,658)	$(8,110)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$14,293	$21,945
Cash paid for income taxes	$327	$264
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$15,136	$15,344
Distributions reinvested	$10,997	$11,424
Shares tendered for redemption	$8,970	$10,505
Assumption of mortgages upon dissolution of joint venture	$—	$10,947
Noncash net assets (liabilities) acquired upon acquisition of property	$(6,734)	$172,244

12.  Commitments and Contingencies

In January 2015, Shook, Hardy & Bacon LLP signed a lease renewal for its space in 2555 Grand located in Kansas City, Missouri.  In connection with this renewal, the Company committed to fund $14.7 million of tenant improvements and leasing commissions related to its space, to be paid in future periods.  As of June 30, 2015, $11.9 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. In July 2015, the Company sold 2555 Grand. See Note 15 — Subsequent Event for additional information regarding the sale of 2555 Grand.

In September 2014, Locke Lord LLP signed a lease renewal for its space in JPMorgan Chase Tower located in Dallas, Texas.  In connection with this renewal, the Company committed to fund $15.9 million of tenant improvements and leasing commissions related to its space, to be paid in future periods.  As of June 30, 2015, $11.5 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, HSH Nordbank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying condensed consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015	$26,866	$—	$26,866	$—
December 31, 2014	$34,393	$—	$34,393	$—

Financial Instruments Fair Value Disclosures

Other Financial Instruments

As of June 30, 2015, management estimated that the fair value of notes payable, which had a carrying value of $1.0 billion, was $1.0 billion. As of December 31, 2014, management estimated that the fair value of notes payable, which had a carrying value of $867.7 million, was $889.2 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, however the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of June 30, 2015, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

 Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The fair value methodologies used to measure long-lived assets are described in Note 2 — Summary of Significant Accounting Policies — Impairment of Investment Property. The inputs associated with the valuation of long-lived assets are generally included in Level 2 or Level 3 of the fair value hierarchy, as discussed below. There were no events during the six months ended June 30, 2015 and 2014 which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

14.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has three reportable segments: (1) office properties, (2) an industrial property and (3) retail properties. The office properties segment consists of 16 office properties that the Company owns directly as well as 8 office properties that are owned indirectly through the Company’s investment in the Core Fund. The retail segment consists of the 8 grocery-anchored shopping centers in the Grocery-Anchored Portfolio. The industrial property segment consists of one industrial property located in Dallas, Texas, which was sold in April 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue
Office properties	$49,158	$53,406	$99,699	$108,284
Industrial property	20	789	936	1,563
Retail properties	4,372	4,642	8,905	9,046
Total revenue	$53,550	$58,837	$109,540	$118,893

Net property revenues in excess of expenses(1)
Office properties	$25,954	$28,235	$54,147	$57,783
Industrial property	(75)	449	487	921
Retail properties	3,031	3,230	6,295	6,512
Total segment net property revenues in excess of expenses	$28,910	$31,914	$60,929	$65,216

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of office properties	$(199)	$41,297	$33,000	$82,242
Total equity in earnings (losses) of unconsolidated entities	$(199)	$41,297	$33,000	$82,242

(1)	Revenues less property operating expenses, real property taxes and property management fees.

Total assets	June 30, 2015	December 31, 2014
Office properties	$2,038,153	$1,760,560
Industrial property	450	36,475
Retail properties	187,100	190,296
Investment in unconsolidated entities
Office properties	146,803	187,668
Corporate-level accounts (1)	39,145	53,993
Total assets	$2,411,651	$2,228,992

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation to net income (loss)
Total segment net property revenues in excess of expenses	$28,910	$31,914	$60,929	$65,216
Depreciation and amortization	(22,808)	(24,387)	(45,290)	(49,112)
Acquisition related expenses	(545)	(163)	(600)	(269)
Asset management and acquisition fees	(8,447)	(8,688)	(17,128)	(19,423)
General and administrative	(2,083)	(1,690)	(3,430)	(3,647)
Gain (loss) on derivative instruments, net	4,335	3,821	7,527	9,562
Gain (loss) on sale or dissolution of unconsolidated joint venture	—	2,070	—	13,381
Equity in earnings (losses) of unconsolidated entities, net	(199)	41,297	33,000	82,242
Gain (loss) on sale of real estate investments	8,304	8,485	29,383	9,499
Interest expense	(9,840)	(12,505)	(19,320)	(24,881)
Interest income	11	201	22	386
Benefit (provision) for income taxes	(26)	(76)	(112)	(165)
Income (loss) from discontinued operations, net of taxes	(158)	(23)	(160)	(206)
Net income (loss)	$(2,546)	$40,256	$44,821	$82,583

15. Subsequent Events

2555 Grand

In July 2015, the Company sold 2555 Grand for a contract sales price of $153.5 million. 2555 Grand is an office building located in Kansas City, Missouri. The Company acquired 2555 Grand in February 2008 for $155.8 million.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of June 30, 2015, we had direct and indirect interests in 32 properties. These properties consist of 24 office properties located throughout the United States and a portfolio of eight grocery-anchored shopping centers located in four states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”). In total, we acquired interests in 66 properties since our inception and have sold our interests in 35 of those properties as of August 12, 2015.

The following table provides summary information regarding the properties in which we owned interests as of June 30, 2015. All assets which are 100% owned by us are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership(1)
Directly-owned Properties
Office Properties
321 North Clark	Chicago, Illinois	04/2006	889,744	93%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,254,218	85%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	95%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	97%	100%
2100 Powell	Emeryville, California	12/2006	345,892	84%	100%
2555 Grand (2)	Kansas City, Missouri	02/2008	595,607	100%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,912	85%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	97%	100%
1515 S Street	Sacramento, California	11/2005	399,636	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	254,145	98%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	100%	100%
Howard Hughes Center	Los Angeles, California	01/2014	1,334,586	82%	100%
Civica Office Commons	Bellevue, Washington	02/2015	308,616	90%	100%
2851 Junction Avenue	San Jose, California	05/2015	155,613	100%	100%
Total for Office Properties			7,489,518	91%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	102,864	100%	100%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	97%	100%
Champions Village	Houston, Texas	11/2008	392,870	77%	100%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	93%	100%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	92%	100%
Shoppes at Parkland	Parkland, Florida	03/2009	145,720	98%	100%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%	100%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	96%	100%
Total for Grocery-Anchored Portfolio			1,038,925	89%
Total for Directly-owned Properties			8,528,443	91%

Property	City	Date Acquired	Leasable Square Feet	Percent Leased		Effective Ownership(1)
Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	81%		24%
The Carillon Building	Charlotte, North Carolina	07/2007	475,395	89%		24%
333 West Wacker	Chicago, Illinois	04/2006	858,359	95%		20%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	61%		24%
Riverfront Plaza	Richmond, Virginia	11/2006	951,897	80%		24%
Wells Fargo Center	Sacramento, California	05/2007	507,264	82%		20%
525 B Street	San Diego, California	08/2005	449,180	88%		24%
Warner Center	Woodland Hills, California	10/2006	808,274	89%		20%
Total for Core Fund Properties			6,116,189	82%
Total for All Properties			14,644,632	87%	(3)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On June 30, 2015, Hines REIT owned a 92.3% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 7.7% interest in the Operating Partnership. In addition, we owned an approximate 28.8% non-managing general partner interest in the Core Fund as of June 30, 2015. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 67.8% to 84.9%.

(2)
In July 2015, we sold 2555 Grand for a contract sales price of $153.5 million. 2555 Grand is an office building located in Kansas City, Missouri. We acquired 2555 Grand in February 2008 for $155.8 million.

(3)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 89%.

In order to provide capital for the investments described above, with the exception of the Howard Hughes Center, Civica Office Commons and 2851 Junction Avenue, we raised approximately $2.7 billion through public offerings of our common stock since we commenced our initial public offering in June 2004. In consideration of market conditions and other factors, our board of directors determined to cease sales of our shares to new investors pursuant to our third public offering as of January 1, 2010. However, we have continued to sell shares under our dividend reinvestment plan. Based on market conditions and other considerations, we do not currently expect to commence any future offerings other than those related to shares issued under our dividend reinvestment plan.

Since the conclusion of our third public offering, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders.  In doing this, we have elected to make strategic dispositions, as discussed above, which have provided us with additional liquidity. With the proceeds we have received from these dispositions and that we may receive from potential future dispositions, we may choose to make additional strategic acquisitions focused on high-quality office assets located on the West Coast to best position the portfolio for an eventual liquidity event, such as the purchase of 2851 Junction Avenue, which we acquired in May 2015, Civica Office Commons, which we acquired in February 2015 and the Howard Hughes Center, which we acquired in January 2014. Alternatively, we may choose to reserve for future capital expenditure and leasing capital needs, reduce our leverage in the portfolio, make additional special distributions or use the proceeds for other purposes. With the acquisitions of 2851 Junction Avenue, Civica Office Commons, and the Howard Hughes Center our portfolio is now geographically located 59% in the West, 16% in the Midwest, 5% in the East and 20% in the South as of June 30, 2015.

In April 2015, we sold 4050/4055 Corporate Drive for a contract sales price of $44.3 million. We acquired 4050/4055 Corporate Drive in May 2008 for $42.8 million. We received net proceeds of $42.8 million from this sale.

In April 2015, the Core Fund sold Charlotte Plaza for a contract sales price of $160.0 million. The Core Fund acquired the property in June 2007 for a net purchase price of $175.5 million. The Core Fund received net proceeds of $72.5 million from this sale.

In February 2015, we sold Citymark for a contract sales price of $38.9 million. We originally acquired our interest in Citymark in August 2005 for $27.8 million. We received net proceeds of $37.2 million from this sale.

In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker for $240.0 million. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. One North Wacker was acquired in March 2008 for a contract purchase price of $540.0 million. We recognized a gain of $34.3 million on the sale.

During the three and six months ended June 30, 2015, the Core Fund recorded an impairment loss of $22.1 million on Riverfront Plaza in Richmond, Virginia due to deterioration of market conditions.

Our portfolio was 89% leased as of June 30, 2015 and December 31, 2014. Our management closely monitors the portfolio’s lease expirations, which for the period from July 1, 2015 through December 31, 2015, and for each of the years ended December 31, 2016 through December 31, 2019, are expected to approximate 3.8%, 6.9%, 11.0%, 13.9% and 5.7%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to lease our properties to a diverse tenant base over a variety of industries, our portfolio is approximately 22% leased to over 95 companies in the legal industry, approximately 14% leased to over 85 companies in the financial and insurance industries and approximately 10% leased to over 121 companies in the grocery-anchored retail industry.

Further, with the authorization of our board of directors, we declared distributions for January 2014 through August 2015. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan.

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

We are focused on maintaining a strong cash position and managing our capital needs.  Historically, our liquidity needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities.  However, due to our ability to execute on several strategic asset sales, an increasing portion of our liquidity needs were met and will continue to be met through the sale of our investment properties. If we continue to sell significant assets and do not reinvest the proceeds in additional investments, it will reduce the cash flow generated by our properties and may adversely impact our ability to pay regular distributions to our stockholders at the current distribution rate. Below is a list of properties acquired and sold by us and the Core Fund during the six months ended June 30, 2015:

Hines REIT Acquisitions and Asset Sales

•	2851 Junction Avenue - In May 2015, we acquired 2851 Junction Avenue, a Class A office building located in San Jose, California, for a net purchase price of $86.9 million.

•	4050/4055 Corporate Drive - In April 2015, we sold 4050/4055 Corporate Drive, an industrial property located in Dallas, Texas, from which we received net proceeds of $42.8 million.

•	Civica Office Commons - In February 2015, we acquired Civica Office Commons, a portfolio of two Class A office buildings located in Bellevue, Washington, for a net purchase price of $205.2 million.

•	Citymark - In February 2015, we sold Citymark, an office building located in Dallas, Texas, from which we received net proceeds of $37.2 million.

Core Fund Asset Sales

•
Charlotte Plaza - In April 2015, the Core Fund sold Charlotte Plaza, an office building located in Charlotte, North Carolina. The Core Fund received net proceeds of $72.5 million from this sale. At the date of disposition, we owned 24% effective interest in Charlotte Plaza.

•
One North Wacker - In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker, an office building located in Chicago, Illinois. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. We recognized a gain of $34.3 million on the sale.

Cash Flows from Operating Activities

Net cash provided by operating activities was $40.8 million for the six months ended June 30, 2015 compared to net cash provided by operating activities of $98.9 million for the six months ended June 30, 2014. This decrease is primarily due to a decrease in equity in earnings from the Core Fund and an increase in capital expenditures related to leasing costs.

Cash Flows from Investing Activities

Net cash used in investing activities was $149.0 million for the six months ended June 30, 2015 compared to net cash used in investing activities of $400.6 million for the six months ended June 30, 2014. The factors that contributed to the change between the two periods are summarized below.

2015

•	We had cash outflows related to our acquisitions of Civica Office Commons in February 2015 and 2851 Junction Avenue in May 2015 of $270.3 million.

•	We received proceeds of $80.0 million from the sale of Citymark and 4050/4055 Corporate Drive in 2015.

•
We received distributions from the Core Fund totaling $78.7 million, of which $45.7 million was included in cash flows from investing activities, as they exceeded our equity in earnings of the joint venture.

•	We had cash outflows related to capital expenditures at operating properties of $5.6 million.

2014

•	We had cash outflows related to our acquisition of the Howard Hughes Center in January 2014 of $474.9 million.

•	We received proceeds of $71.6 million from sale of the Minneapolis Office/Flex Portfolio in 2014.

•
We received distributions from the Core Fund totaling $85.3 million, of which $3.0 million was included in cash flows from investing activities, as they exceeded our equity in earnings of the joint venture.

•	We had cash outflows related to capital expenditures at operating properties of $2.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 decreased by $144.2 million as compared to the same period in the prior year. This decrease is primarily due to net proceeds from debt being $152.1 million lower in 2015.

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

With the authorization of our board of directors, we declared distributions for the period from January 2014 through August 2015. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2015 and 2014, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2015 (1)
June 30, 2015	$9,645	$5,416	$15,061	$74
March 31, 2015	9,507	5,424	14,931	74
Total	$19,152	$10,840	$29,992	$148

2014 (1)
December 31, 2014	$9,755	$5,573	$15,328	$75
September 30, 2014	9,756	5,615	15,371	76
June 30, 2014	9,659	5,610	15,269	74
March 31, 2014	9,552	5,613	15,165	74
Total	$38,722	$22,411	$61,133	$299

(1)
Except as noted below, excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 9 — Related Party Transactions). The distributions declared with respect to the Participation Interest for the quarters ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014 were $1.2 million, $1.1 million, $1.1 million, $1.0 million, $1.0 million and $1.0 million, respectively.

For the six months ended June 30, 2015, we funded our cash distributions with cash flows from operating activities (87%) and proceeds from the sales of our real estate investments (13%). For the six months ended June 30, 2014, we funded our distributions with cash flows from operating activities (100%).

Redemptions

During the six months ended June 30, 2015 and 2014, we funded redemptions of $17.9 million and $23.1 million, respectively, pursuant to the terms of our share redemption program. On March 25, 2013, our board of directors amended and restated our share redemption program to reinstate the program, effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. Generally, funds available for redemption are limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter.  However, our board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. Our board of directors determined to waive this limitation on the share redemption plan and fully honor all eligible requests received for the six months ended June 30, 2015, which were in excess of the $11.0 million received from our dividend reinvestment plan in the prior quarters. We have fully honored all eligible requests received for all periods since our share redemption program reopened.

Debt Financings

We use debt financing from time to time for investments in real property, property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired. Our portfolio was 43% leveraged as of June 30, 2015, with 53% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was 41% leveraged as of December 31, 2014, with 64% of our debt in the form of fixed-rate mortgage loans. This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro-rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.  Additionally, as of June 30, 2015 and December 31, 2014, our debt financing had a weighted average interest rate of 3.6% and 3.9%, respectively (including the effect of interest rate swaps).

The following list summarizes our debt financings for the six months ended June 30, 2015 and 2014:

2015

•	We received proceeds of $30.0 million related to our Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) to fund our acquisition of Civica Office Commons.

•
We received proceeds of $259.0 million under a revolving credit facility (the “Revolving Loan Commitment”) pursuant to a credit agreement with Chase and we made payments of $126.6 million related to this agreement.

•	We made payments of $9.1 million to fully pay down the Arapahoe Business Park I secured mortgage loan in April 2015.

•	We made payments of $0.3 million for financing costs related to our loans.

2014

•
We received proceeds of $425.0 million related to our acquisition credit agreement with Chase (the “JPMorgan Acquisition Credit Agreement”) upon acquisition of the Howard Hughes Center and we made a payment of $45.0 million related to this agreement.

•
We received proceeds of $170.0 million under the Revolving Loan Commitment and $200.0 million under a term loan (the “Term Loan Commitment”) pursuant to a credit agreement with Chase to repay $370.0 million in loans outstanding under the JPMorgan Acquisition Credit Agreement. We made a payment of $64.0 million in May 2014 under the Revolving Loan Commitment.

•
We also made an additional payment of $10.0 million in April 2014 on the JPMorgan Acquisition Credit Agreement so that the entire $380.0 million in loans outstanding under the agreement as of March 31, 2014 was repaid.

•	We made payments of $3.6 million for financing costs related to our loans.

Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

We owned 22 same-store properties directly that were 91% leased as of June 30, 2015 as compared to 90% leased as of June 30, 2014. The table below includes revenues and expenses of our directly-owned properties for the three and six months ended June 30, 2015 and 2014. Disposed properties include the results of operations of properties that were sold, but whose results were not classified as discontinued operations (all amounts in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Property revenues:
Same-store properties	$48,708	$51,148	$(2,440)	(4.8)%
Recent acquisitions	4,640	—	4,640	—%
Disposed properties	202	7,689	(7,487)	(97.4)%
Total property revenues	$53,550	$58,837	$(5,287)	(9.0)%
Property expenses: (1)
Same-store properties	$23,112	$21,734	$1,378	6.3%
Recent acquisitions	1,289	—	1,289	—%
Disposed properties	239	5,189	(4,950)	(95.4)%
Total property expenses	$24,640	$26,923	$(2,283)	(8.5)%
Property revenues in excess of expenses
Same-store properties	$25,596	$29,414	$(3,818)	(13.0)%
Recent acquisitions	3,351	—	3,351	—%
Disposed properties	(37)	2,500	(2,537)	(101.5)%
Total property revenues in excess of expenses	$28,910	$31,914	$(3,004)	(9.4)%

Other
Depreciation and amortization	$22,808	$24,387	$(1,579)	(6.5)%
Gain (loss) on sale or dissolution of unconsolidated joint venture	$—	$2,070	$(2,070)	(100.0)%
Gain (loss) on sale of real estate investments	$8,304	$8,485	$(181)	(2.1)%
Interest expense	$9,840	$12,505	$(2,665)	(21.3)%

	Six Months Ended June 30,		Change
	2015	2014	$	%
Property revenues:
Same-store properties	$78,328	$79,611	$(1,283)	(1.6)%
Recent acquisitions	29,648	22,645	7,003	30.9%
Disposed properties	1,564	16,637	(15,073)	(90.6)%
Total property revenues	$109,540	$118,893	$(9,353)	(7.9)%
Property expenses: (1)
Same-store properties	$35,416	$33,605	$1,811	5.4%
Recent acquisitions	12,122	9,292	2,830	30.5%
Disposed properties	1,073	10,780	(9,707)	(90.0)%
Total property expenses	$48,611	$53,677	$(5,066)	(9.4)%
Property revenues in excess of expenses
Same-store properties	$42,912	$46,006	$(3,094)	(6.7)%
Recent acquisitions	17,526	13,353	4,173	31.3%
Disposed properties	491	5,857	(5,366)	(91.6)%
Total property revenues in excess of expenses	$60,929	$65,216	$(4,287)	(6.6)%

Other
Depreciation and amortization	$45,290	$49,112	$(3,822)	(7.8)%
Gain (loss) on sale or dissolution of unconsolidated joint venture	$—	$13,381	$(13,381)	(100.0)%
Gain (loss) on sale of real estate investments	$29,383	$9,499	$19,884	209.3%
Interest expense	$19,320	$24,881	$(5,561)	(22.4)%

(1)	Property expenses include property operating expenses, real property taxes and property management fees.

The decrease in property revenues in excess of expenses for the same-store properties for the three and six months ended June 30, 2015 is primarily due to:

•	a base rent reduction in a lease renewal of the major tenant at 2555 Grand that was executed in January 2015;

•
an increase in tenant improvement amortization, which is recorded as a direct offset to rental revenue, at JPMorgan Chase Tower and 2555 Grand due to recent leasing described in Note 12 — Commitments and Contingencies; and

•	an increase in rental revenue at 5th and Bell for new leases executed in 2014, which partially offset the decrease described above.

The decrease in property revenues in excess of expenses for the same-store properties for the six months ended June 30, 2015 is primarily due to a non-recurring termination payment received at JPMorgan Chase tower in March 2014.

The increase in property revenues in excess of expenses for the recent acquisitions for the three and six months ended June 30, 2015 is primarily due to our acquisitions of Civica Office Commons in February 2015 and 2851 Junction Avenue in May 2015.

The decrease in property revenues in excess of expenses for the disposed properties for the three and six months ended June 30, 2015 is primarily due to the dispositions that occurred in 2014.

Depreciation and amortization decreased during the three and six months ended June 30, 2015, as compared to the same periods in 2014, primarily due to the sale of Airport Corporate Center in October 2014, Seattle Design Center in December 2014, Citymark in February 2015 and 4050/4055 Corporate Drive in April 2015.

Gain on sale of real estate investments increased during the six months ended June 30, 2015, as compared to the same period in 2014 as a result of the sale of Citymark in February 2015 and 4050/4055 Corporate Drive in April 2015.

Interest expense decreased during the three and six months ended June 30, 2015, as compared to the same periods in 2014 as a result of lower interest rates obtained through the above-mentioned debt refinancings and retirement of loans.

In January 2014, we dissolved our joint venture with Weingarten. As a result of the Grocery-Anchored Portfolio Transaction, we recognized a gain on sale of $13.2 million.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  As a result of future potential disposals, possible reinvestments and other factors, our results of operations for the period ended June 30, 2015 could differ from our results of operations in future periods.

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of June 30, 2015, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 8 properties that were 82% leased. As of June 30, 2014, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 10 properties that were 84% leased.

Our equity in losses related to our investment in the Core Fund for the three months ended June 30, 2015 was $0.2 million, compared to equity in earnings of $41.3 million for the three months ended June 30, 2014. Our equity in earnings related to our investment in the Core Fund for the six months ended June 30, 2015 was $33.0 million, compared to equity in earnings of $82.2 million for the six months ended June 30, 2014. The change in our equity in earnings (losses) for the three and six months ended June 30, 2015 primarily resulted from the following:

•
In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker for $240.0 million. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. One North Wacker was acquired in March 2008 for a contract purchase price of $540.0 million. We recognized a gain of $34.3 million on the sale.

•
In April 2015, the Core Fund sold Charlotte Plaza, an office building located in Charlotte, North Carolina, which it acquired in June 2007 for a net purchase price of $175.5 million. The contract sales price was $160.0 million. As a result of the sale of Charlotte Plaza, the Core Fund recognized a gain on sale of $27.4 million. As a result of the sale, we recognized a gain of $6.7 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015.

•
In January 2014, the Core Fund sold 101 Second Street for a contract sales price of $297.5 million. 101 Second Street was acquired in September 2004 for a contract purchase price of $157.0 million. As a result of the sale of 101 Second Street, the Core Fund recognized a gain on sale of $174.4 million. As a result of the sale, we recognized a gain of $41.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2014.

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

•
In June 2014, the Core Fund sold 720 Olive Way for a contract sales price of $101.0 million. 720 Olive Way was acquired in January 2006 for a contract purchase price of $83.7 million. As a result of the sale of 720 Olive Way, the Core Fund recognized a gain on sale of $26.4 million. As a result of the sale, we recognized a gain on sale of $5.0 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014.

CORPORATE LEVEL ACTIVITIES

Other Corporate-level Activities

The tables below provide detail relating to our asset management fees and general and administrative expenses (all amounts in thousands, except percentages):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Acquisition fee	$170	$—	$170	—%
Asset management fee	$8,277	$8,688	$(411)	(4.7)%
Asset management and acquisition fees	$8,447	$8,688	$(241)	(2.8)%

Acquisition-related expenses	$545	$163	$382	234.4%
General and administrative expenses	$2,083	$1,690	$393	23.3%

	Six Months Ended June 30,		Change
	2015	2014	$	%
Acquisition fee	$580	$1,012	$(432)	(42.7)%
Asset management fee	$16,548	$18,411	$(1,863)	(10.1)%
Asset management and acquisition fees	$17,128	$19,423	$(2,295)	(11.8)%

Acquisition related expenses	$600	$269	$331	123.0%
General and administrative expenses	$3,430	$3,647	$(217)	(6.0)%

We pay acquisition fees to our Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is equal to 0.50% of (i) the purchase price of real estate investments acquired directly by us, including any debt attributable to such investments or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. Acquisition fees decreased for the six months ended June 30, 2015, as compared to the same period in 2014, due to higher acquisition fees incurred on our acquisition of the Howard Hughes Center in January 2014 than on our acquisitions of Civica Office Commons in February 2015 and 2851 Junction Avenue in May 2015, in aggregate. In connection with the acquisition of Civica Office Commons, we were obligated to pay approximately $2.1 million of acquisition fees to our Advisor, half of which was payable in cash and half of which was payable related to the Participation Interest. Our Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.6 million of the cash acquisition fee and all of the $1.0 million acquisition fee payable as an increase to the Participation Interest. In connection with the acquisition of 2851 Junction Avenue, we were obligated to pay approximately $0.9 million of acquisition fees to our Advisor, half of which was payable in cash and half of which was payable related to the Participation Interest. Our Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.3 million of the cash acquisition fee and all of the $0.4 million acquisition fee payable as an increase to the Participation Interest.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. Our asset management fees decreased for the three and six months ended June 30, 2015 partially due to our sales of real estate investments in 2014 and 2015.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. General and administrative expenses increased for the three months ended June 30, 2015 due to a change in the timing of certain professional services. General and administrative expenses decreased for the six months ended June 30, 2015 due to the elimination of a fee related to a letter of credit that is no longer required.

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

The table below summarizes FFO and MFFO attributable to common stockholders for the three and six months ended June 30, 2015 and 2014 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(2,546)	$40,256	$44,821	$82,583
Depreciation and amortization(1)	22,808	24,387	45,290	49,112
(Gain) loss on sale or dissolution of investment property and unconsolidated joint venture(2)	(8,304)	(10,555)	(29,383)	(22,880)
Adjustments to equity in earnings (losses) from unconsolidated entities, net(3)	2,854	(36,513)	(26,812)	(71,964)
Adjustments for noncontrolling interests(4)	(61)	(238)	(451)	(591)
Funds from Operations attributable to common stockholders	14,751	17,337	33,465	36,260
(Gain) loss on derivative instruments(5)	(4,335)	(3,821)	(7,527)	(9,562)
Other components of revenues and expenses(6)	3,247	901	5,496	3,243
Acquisition fees and expenses (7)	715	1	1,180	1,119
Adjustments to equity in earnings (losses) from unconsolidated entities, net(3)	(592)	(545)	(1,105)	(1,022)
Adjustments for noncontrolling interests(4)	74	234	148	413
Modified Funds from Operations attributable to common stockholders	$13,860	$14,107	$31,657	$30,451

Basic and diluted income (loss) per common share	$(0.01)	$0.18	$0.20	$0.36
Funds From Operations attributable to common stockholders per common share	$0.07	$0.08	$0.15	$0.16
Modified Funds From Operations attributable to common stockholders per common share	$0.06	$0.06	$0.14	$0.13
Weighted average shares outstanding	223,724	226,834	223,991	227,297

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

(6)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Straight-line rent adjustment (a)	$(543)	$(1,923)	$(1,552)	$(2,913)
Amortization of lease incentives (b)	4,246	3,685	7,975	7,644
Amortization of out-of-market leases (b)	(586)	(972)	(1,196)	(1,709)
Other	130	111	269	221
	$3,247	$901	$5,496	$3,243

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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
Amortization of deferred financing costs was $0.7 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and was deducted in determining MFFO. Amortization of deferred financing costs was $1.2 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively, and was deducted in determining MFFO.

•
During the six months ended June 30, 2015, we sold our directly-owned interest in Citymark and 4050/4055 Corporate Drive. See “—Financial Condition, Liquidity and Capital Resources — Cash Flows from Investing Activities” above for additional information.

•
During the six months ended June 30, 2015, the Core Fund sold its remaining interest in One North Wacker and Charlotte Plaza. For additional information regarding the sale of these properties by the Core Fund see “Results of Operations — Results for our Indirectly-Owned Properties — Our Interest in the Core Fund.”

•
A portion of our acquisition and asset management fees are paid in equity through the Participation Interest. For the three and six months ended June 30, 2015, we recorded asset management fee expense with respect to the Participation Interest and its related distributions of $4.9 million and $9.7 million, respectively. For the three and six months ended June 30, 2014, we recorded asset management fee expense with respect to the Participation Interest and its related distributions of $5.0 million and $11.0 million, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

2555 Grand

In July 2015, we sold 2555 Grand for a contract sales price of $153.5 million. 2555 Grand is an office building located in Kansas City, Missouri. We acquired 2555 Grand in February 2008 for $155.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of June 30, 2015, we had $386.7 million of debt outstanding under our HSH Nordbank credit facility, which is a variable-rate pooled mortgage facility. However, as a result of the interest rate swap agreements entered into with HSH Nordbank, these borrowings effectively bear interest at fixed rates ranging from 5.25% to 5.86%.  As of June 30, 2015, we had $565.8 million in variable rate debt that was not hedged with an interest rate swap. If interest rates were to increase by 1%, we would incur an additional $5.7 million in interest expense. See Note 6 — Debt Financing for more information concerning our outstanding debt.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 12, 2015, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2015, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

All eligible requests for redemption received by the Company for the three months ended March 31, 2015 were redeemed on April 1, 2015. The shares were redeemed using proceeds from our dividend reinvestment plan from the prior quarter and proceeds from the sale of assets. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (2)
April 1, 2015 through June 30, 2015	(1)	1,370,528	$5.62	1,370,528	834,451
Total		1,370,528		1,370,528

(1)	All shares were redeemed on April 1, 2015.

(2)
This amount represents the number of shares available for redemption on July 1, 2015. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities for additional information on the re-opening and amendment and restatement of our share redemption program effective in April 2013. The funds available for redemption are generally limited to the amount of proceeds received from our dividend reinvestment plan. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability of a stockholder, we may waive the annual limitation on the number of shares that will be redeemed.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

August 12, 2015	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

August 12, 2015	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.		Description
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

10.1	*	Agreement of Sale and Purchase, dated as of June 10, 2015, by and between Hines REIT 2555 Grand LLC and Grand Boulevard Acquisition LLC.
31.1	*	Certification.
31.2	*	Certification.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101	*
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 12, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

__________

*	Filed herewith