Form 10-K
period 2015-12-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2016-03-28
CIK 1262959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock.

The registrant had 222.1 million shares of common stock outstanding as of March 21, 2016.

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	29
Item 3.	Legal Proceedings	34
Item 4.	Mine Safety Disclosures	34
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data	42
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 8.	Financial Statements and Supplementary Data	65
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	99
Item 9A.	Controls and Procedures	99
Item 9B.	Other Information	99
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	100
Item 11.	Executive Compensation	107
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	109
Item 13.	Certain Relationships and Related Transactions, and Director Independence	110
Item 14.	Principal Accountant Fees and Services	114
PART IV
Item 15.	Exhibits, Financial Statement Schedules	115

SIGNATURES
EX-21.1	List of Subsidiaries
EX-23.1	Consent
EX-23.2	Consent
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906
EX-99.1	Consent of Independent Valuer
EX-99.2	Consent of Independent Valuer
EX-99.3	Consent of Independent Valuer

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

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

Item 1.  Business

General Description of Business and Operations

Hines Real Estate Investment Trust, Inc., a Maryland corporation (“Hines REIT”), was formed by Hines Interests Limited Partnership (“Hines”) on August 5, 2003, primarily for the purpose of engaging in the business of owning interests in real estate. Hines REIT has invested primarily in institutional-quality office properties located throughout the United States. As of December 31, 2015, we owned direct and indirect investments in 29 properties. These properties consisted of 21 U.S. office properties and a portfolio of 8 grocery-anchored shopping centers located in four states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”). These properties contain, in the aggregate, 12.2 million square feet of leasable space. Hines REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of Hines REIT’s current and future business is and will be conducted through Hines REIT Properties, L.P. (the “Operating Partnership”). We refer to Hines REIT, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines REIT or the Company as required by the context in which such pronoun is used.

We made investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through our investment in Hines US Core Office Fund LP (the “Core Fund”) in which we own a 28.8% non-managing general partner interest as of December 31, 2015. In January 2014, we dissolved our joint venture with Weingarten Realty Investors (“Weingarten”), through which we and Weingarten held a portfolio of 12 grocery-anchored shopping centers. As a result of the joint venture dissolution, eight properties in the Grocery-Anchored Portfolio were distributed to us and four were distributed to Weingarten. Collectively, we refer to this transaction as the “Grocery-Anchored Portfolio Transaction.” In total, we have acquired interests in 66 properties since our inception and have sold our interests in 39 of those properties as of March 28, 2016.

We have raised capital for our real estate investments through public offerings of our common shares. In total, we have raised approximately $2.7 billion through our public offerings since June 2004. We commenced a $150.0 million offering of shares of our common stock under our dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of our new $300.0 million offering of shares of our common stock under our dividend reinvestment plan on July 1, 2012.  We refer to both offerings of shares under our dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through December 31, 2015, Hines REIT had received gross offering proceeds of $205.5 million from the sale of 26.6 million shares through the DRP Offering.  Based on market conditions and other considerations, we do not currently expect to commence any future offerings other than those related to shares issued under our dividend reinvestment plan. On January 1, 2016, Hines REIT received gross offering proceeds of $5.4 million from the sale of 0.8 million shares through the DRP Offering.

Since the conclusion of our third public offering, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders.  In doing this, we have elected to make strategic dispositions, which have provided us with additional liquidity.  We have used the proceeds from these dispositions to make additional strategic acquisitions focused on high-quality office assets located on the West Coast in order to best position our portfolio for a liquidity event, such as our purchase of 2851 Junction Avenue, which we acquired in May 2015, the Civica Office Commons, which we acquired in February 2015 and the Howard Hughes Center, which we acquired in January 2014. We may also choose to use these proceeds for future capital expenditure and leasing capital needs, reduce our leverage in the portfolio, make additional special distributions or other purposes. In addition to the actions we have taken such as our strategic acquisitions and dispositions, we are considering our strategic alternatives to execute a liquidity event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction). However, there is no set timetable for the execution of such an event.

We have no employees. Our business is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us and our Advisor. As compensation for these services, we pay our Advisor certain fees, including asset management, acquisition and debt financing fees and we reimburse certain of the Advisor’s expenses in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,700 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Financing Strategy and Policies

We have and may continue to use debt financing from time to time for property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. Our portfolio was 37% leveraged as of December 31, 2015, with 53% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). This leverage percentage is calculated using the estimated market value of our real estate investments (including our pro rata share of real estate assets and related debt owned through our investments in other entities such as the Core Fund).

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

We declare distributions to our stockholders as of daily record dates and aggregate and pay such distributions quarterly. For the years ended December 31, 2015, 2014 and 2013, we declared distributions equal to, in the aggregate, $0.27, $0.27 and $1.13 per share, respectively.  Beginning July 1, 2010, the distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our last primary offering price of $10.08 per share). Beginning in April 2013, the annual distribution rate was decreased from $0.00138082 per share, per day to $0.00073973 per share, per day, which represented a change in the annualized distribution rate from 5% to 2.7% (based on our last primary offering price of $10.08 per share). Our last public offering of primary shares ended in 2009. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information concerning the most recent determination of our estimated per share net asset value of $6.65. We have continued to declare distributions at the $0.00073973 per share, per day rate through March 2016.

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

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2004. In addition, the Core Fund has invested in properties through other entities that have elected to be taxed as REITs. Our management believes that we and the applicable entities in the Core Fund are organized and operate, and intend to continue operating, in such a manner as to qualify for treatment as REITs. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2015, 2014 and 2013 in the accompanying consolidated financial statements.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors compete with us in obtaining creditworthy tenants to occupy our properties, including, but not limited to, Hines Global REIT, Inc. (“Hines Global I”), Hines Global REIT II, Inc. (“Hines Global II”) and other real estate investment vehicles sponsored by Hines. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Principal factors of competition in our primary business of owning office properties are the quality of properties, leasing terms (including rent and other charges and allowances for inducements and tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the global, national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,700 employees located in over 100 cities across the United States and 19 foreign countries allows it to more effectively operate our real estate assets. However, competition may result in lower occupancy or rental rates or increase the level of inducements we offer to tenants.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. No tenant represented more than 10% of our consolidated rental revenue for the years ended December 31, 2015, 2014 and 2013.

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

Investment Risks

There is currently no public market for our common shares, and we do not presently intend to list our common shares on a stock exchange. Therefore, it will likely be difficult for stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The most recently determined estimated per share net asset value of our common shares is an amount that is less than the price stockholders paid for their shares in our prior public offerings and may be further adjusted in the future.

There is no public market for our common shares, and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit the ability of our stockholders to sell their shares. We have a share redemption program, but it is limited in terms of the amount of shares that may be redeemed. Our board of directors may further limit, suspend or terminate our share redemption program upon 30 days’ written notice, in the form of a current report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) and made available on our website (www.hinessecurities.com). It may be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment from our prior public offerings were reduced by funds used to pay certain up-front fees and expenses. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that stockholders will be able to sell their shares, whether pursuant to our share redemption program or otherwise, without incurring a substantial loss. Our stockholders may also experience substantial losses in connection with a liquidation event or if we dispose of our assets. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, stockholders should consider our common shares as illiquid and a long-term investment and should be prepared to hold their shares for an indefinite length of time. Further, declines in real estate fundamentals that were experienced in prior years have had a significant negative impact on values of commercial real estate investments. On September 16, 2015, our board of directors determined an estimated per share net asset value (“NAV”) of $6.65, which reflects an increase from the prior estimated per share NAV of $6.50 determined by our board of directors in December 2014. Beginning with any shares redeemed on or after January 1, 2016, the share redemption price is $5.45 for ordinary redemptions and $6.65 for redemptions in connection with the death or disability of a stockholder. For a discussion of the methodology pursuant to which our estimated per share NAV was determined by our board of directors, please see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” for more information.

The estimated per share net asset value of $6.65 was calculated as of a moment in time. Although the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, additional sales of assets, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our dividend level relative to earnings, we do not undertake to update the estimated value per share on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

The actual value of shares that we redeem under our share redemption program may be substantially less or more than what we pay.

As indicated above, under our share redemption program, shares may be redeemed at a price that is less than the most recently announced estimated per share NAV of our common stock, as determined by our board of directors, with respect to ordinary redemption requests and at a price equal to the most recently announced estimated per share NAV with respect to redemptions in connection with the death or disability of a stockholder. The estimated per share NAV was calculated as of a moment in time, and the value of our shares will fluctuate over time as a result of, among other things, the sale of real properties and distribution of the sale proceeds, developments related to individual assets and changes in the real estate and capital markets. In addition, we have funded and may continue to fund distributions to our stockholders with a portion of the proceeds from sales of our investment property. For these reasons, the estimated per share NAV may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program at a price that reflects the then-current market value of the shares. In addition, as we consider our strategic alternatives to execute a liquidity event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction), stockholders should be aware that it is possible that the amount they may receive if their shares of our common stock are redeemed may be higher or lower than the amount they may receive if we execute a liquidity event. However, there is no set timetable for the execution of such an event. If, at the time of redemption, the actual value of the shares is less than the redemption price, then it would cause the redemption to be dilutive to our remaining stockholders. Alternatively, if the actual value of the shares that we redeem is higher than the redemption price, then a redeeming stockholder will not benefit from any increase in the value of the underlying assets.

The offering price of our shares under our dividend reinvestment plan may not accurately represent the current value of our assets at any particular time and the actual value of your investment may be substantially less than what you pay.

The offering price for shares of our common stock under our dividend reinvestment plan is based on the estimated per share NAV determined by our board of directors in September 2015, as described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The estimated per share NAV was calculated as of a moment in time, and the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. Therefore, the actual value of your investment may be substantially less than what you pay for shares of our common stock. The offering price under our dividend reinvestment plan is not indicative of either the price at which our shares would trade if they were listed on an exchange or actively traded by brokers or of the proceeds that you would receive if we were liquidated or dissolved.

Because we are conducting an ongoing offering pursuant to our dividend reinvestment plan, we are providing information about our net tangible book value per share. As of December 31, 2015, our net tangible book value per share was $4.78, which is less than the offering price for shares of our common stock under the dividend reinvestment plan. Net tangible book value is a rough approximation of value calculated simply as total book value of assets minus total liabilities (all of which are adjusted for noncontrolling interests). It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii)

the funding of distributions from sources other than our cash flow from operations, (iii) the substantial fees paid in connection with our three prior public offerings, such as selling commissions and marketing fees, all or a portion of which were re-allowed by our dealer manager to participating broker dealers and (iv) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments.

Our share redemption program was suspended from November 2009 through March 2013, except with respect to requests made in connection with the death or disability of a stockholder.  The suspension has been lifted, but our board of directors may amend, suspend or terminate the program at any time, in its sole discretion.  Stockholders' ability to have their shares redeemed is subject to additional limitations under our share redemption program. The funds available for redemption will generally be limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter. However, our board of directors has approved and may continue to approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year.  Cash used to fund redemptions may reduce our liquidity.

Stockholders should understand that our share redemption program contains significant restrictions.  In addition, subject to the conditions and limitations described in the share redemption program, only shares that have been held by a stockholder for at least one year since the date of their acquisition and were (i) purchased directly from us, (ii) received through a non-cash transaction, not in the secondary market and (iii) purchased from another stockholder prior to January 11, 2009 are eligible for redemption. Subject to the restrictions and limitations of our share redemption program, we expect to redeem shares to the extent our board of directors determines we have sufficient available cash to do so.

The funds available for redemption will generally be limited to the amount of proceeds received from the Company's dividend reinvestment plan in the prior quarter. However, the Company's board of directors has approved and may continue to approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. Cash used to fund redemptions reduces our liquidity available to fund our cash needs.

Our board of directors reserves the right to further amend, suspend or terminate the share redemption program at any time in its discretion upon 30 days' notice, in the form of a current report on Form 8-K filed with the SEC and made available on our website.

If we do not successfully implement a liquidity event, investors may have to hold an investment for an indefinite period.
Our board of directors is evaluating various strategic options to provide stockholders with liquidity of their investment. A determination to pursue a liquidity event does not create an obligation to conclude the process within a set time. For example, if we adopt a plan of liquidation or enter into a contract to sell or merge the Company, the timing of such transaction may depend on real estate and financial markets, general or local economic conditions and federal income tax effects on our stockholders. We cannot guarantee that we will be able to liquidate all of our assets, sell or merge the Company or otherwise complete a liquidity event on favorable terms, if at all. If we were to adopt a plan of liquidation, we would likely remain in existence until all its investments are liquidated. Similarly, if we determined to list our common stock on a national securities exchange, the timing would depend in part on the general economic conditions and volatility of the financial markets. If we do not pursue a liquidity event or there are delays in pursuing a liquidity event due to market conditions or otherwise, our common stock may continue to be illiquid and investors may, for an indefinite period of time, be unable to convert their shares to cash easily, if at all, and it could adversely affect their overall return.

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

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make distributions to our stockholders.

We compete with affiliates of Hines for real estate investment opportunities and some of these affiliates have preferential rights to accept or reject certain investment opportunities in advance of our right to accept or reject such opportunities.

Hines, the sponsor of Hines REIT, has existing real estate joint ventures, funds and programs, which we collectively refer to as real estate investment vehicles, with investment objectives and strategies similar to ours, including Hines Global I and Hines Global II. Because we compete with these real estate investment vehicles for investment opportunities, Hines faces conflicts of interest in allocating investment opportunities between us and these other real estate investment vehicles. We have no priority rights to specific investment opportunities identified by Hines. Some of these entities have a priority right over other Hines real estate investment vehicles, including us, to accept investment opportunities that meet certain defined investment criteria. Because we and these other Hines real estate investment vehicles rely on Hines to present us with investment opportunities, these rights may reduce our investment opportunities. Therefore, we may not be able to invest in, or we may only invest indirectly with or through another Hines-affiliated real estate investment vehicle in, certain investments we otherwise would make directly. To the extent we invest in opportunities with another real estate investment vehicle affiliated with Hines, we may not have the control over such investment that we would otherwise have if we owned all of or otherwise controlled such assets.

We do not have priority rights to specific investment opportunities identified by Hines. Our right to participate in Hines’ investment allocation process terminated when we fully invested the proceeds of our prior public offerings. Accordingly, Hines will decide, in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated real estate investment vehicles, how to allocate such opportunities among us, Hines and other Hines real estate investment vehicles. Because we do not have a right to accept or reject any investment opportunities before Hines or, one or more Hines real estate investment vehicles have the right to accept such opportunities, and are otherwise subject to Hines’ discretion as to the investment opportunities we will receive, we may not be able to review and/or invest in opportunities which we would otherwise pursue if we were the only real estate investment vehicle sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other real estate investment vehicles sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other real estate investment vehicles, we may not be offered favorable investment opportunities identified by Hines when it would otherwise be in our best interest to accept such investment opportunities, and our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of our stockholders’ investment may be adversely impacted thereby.

A percentage of our investment portfolio is invested in the Core Fund. Because of our current Core Fund investments, it is likely that Hines affiliates will retain control over certain of our investments even if our independent directors remove our Advisor.

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

Hines REIT owned a 91.8% general partner interest in the Operating Partnership as of December 31, 2015. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in the Operating Partnership as of December 31, 2015. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 7.7% profits interest (the “Participation Interest”) in the Operating Partnership as of December 31, 2015. The Participation Interest will increase to the extent leverage is used because the use of leverage will allow us to acquire more assets. Each increase in this interest will dilute our stockholders' indirect investment in the Operating Partnership and, accordingly, reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

Additionally, stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, stockholders may experience dilution of their equity investment if we:

•	sell shares in our public offerings, including those issued pursuant to the dividend reinvestment plan and shares issued to our directors;

•	sell or issue securities that are convertible into shares, such as interests in the Operating Partnership;

•	issue shares in a private offering;

•	issue common shares to our Advisor or affiliates in lieu of cash fees;

•	issue common shares upon the exercise of options granted, if any, to our independent directors, or employees of the Company or our Advisor; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

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

Hines' ability to cause the Operating Partnership to purchase the Participation Interest and any OP Units Hines and its affiliates hold in connection with the termination of the Advisory Agreement may deter us from terminating the Advisory Agreement.

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

Lenders may require us to enter into restrictive covenants that relate to or otherwise limit our operations, which could limit our ability to make distributions to our stockholders, to replace our Advisor or to otherwise achieve our investment objectives.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage, or make distributions under certain circumstances. In addition, provisions of our loan documents may deter us from replacing our Advisor because of the consequences under such agreements and may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

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

In order to operate in a manner to avoid being required to register as an investment company, we may be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire interests in companies or entities that we would otherwise want to acquire. The operations of the Core Fund may be similarly limited in order for the Core Fund to avoid being required to register as an investment company.

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

If we held investment securities and the value of these securities exceeded 40% of the value of our total assets, we may be required to register as an investment company. Investment companies are subject to a variety of substantial requirements that could significantly impact our operations. Please see “— We are not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and therefore we will not be subject to the requirements imposed on an investment company by such Act. Similarly, the Core Fund is not registered as an investment company.” above. The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and the investment return on our shares.

If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our investment in the Core Fund is subject to the risks described in this risk factor, as the Core Fund will need to operate in a manner to avoid qualifying as an investment company as well. If the Core Fund is required to register as an investment company, the extra costs and expenses and limitations on operations resulting from such, as described above, could adversely impact the Core Fund's operations. This would indirectly reduce the return on our shares and registration also could adversely affect our status as an investment company.

If our assets are deemed to be plan assets under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), our Advisor and the fiduciaries of investing ERISA plans may be exposed to liabilities under Title I of ERISA and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, an undivided interest in the assets of the entity attributable to that interest are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may apply, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as ERISA plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rule under applicable regulations of the U.S. Department of the Treasury. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if our Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. In addition, if that were the case, an investment in our common shares might constitute an ineffective delegation of fiduciary responsibility to our Advisor, and expose the fiduciary of the benefit plan to co-fiduciary liability under ERISA for any breach by our Advisor of the fiduciary duties mandated under ERISA. Prior to making a further investment in us through our dividend reinvestment plan, stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on such stockholders' investment and our performance.

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

In the event that we have a concentration of real estate investments in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. An investment in us will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.  For example, based on our pro-rata share of the estimated aggregate value of the real estate investments in which we owned interests as of December 31, 2015, approximately 25% of our portfolio consists of properties located in Los Angeles, 20% of our portfolio consists of properties located in Seattle, 11% of our portfolio consists of properties located in Chicago, and 10% of our portfolio consists of properties located in Dallas. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration and — Industry Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by unfavorable developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of December 31, 2015, 13% of our space is leased to tenants in the legal industry, 13% is leased to tenants in the finance and insurance industries, 12% is leased to tenants in the grocery-anchored retail industry and 10% is leased to tenants in the information and technology industries.

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

We cannot assure stockholders that we will be able to continue paying distributions to our stockholders at our current per share amounts, or that the distributions we pay will not decrease or be eliminated in the future. As a result of market conditions, beginning July 1, 2010, the annual distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day, which represented a change in the annualized distribution rate from 6% to 5% (based on our last primary offering price of $10.08 per share).  Beginning in April 2013, the annual distribution rate was decreased from $0.00138082 per share, per day to $0.00073973 per share, per day, which represented a change in the annualized distribution rate from 5% to 2.7% (based on our last primary offering price of $10.08 per share). Our last public offering of primary shares ended in 2009. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information concerning the most recent determination of our estimated per share NAV of $6.65.

In our initial quarters of operations, funds generated by our operations were insufficient to fund our distributions to stockholders and minority interests. As a result, our Advisor advanced funds to us to enable us to partially fund our distributions, and our Advisor deferred, and in some cases forgave, the reimbursement of such advances.  In addition, for the period from July 1, 2011 through December 31, 2012, our Advisor agreed to waive a portion of its monthly cash asset management fee such that the fee was reduced from 0.0625% to 0.0417% (0.75% to 0.50% on an annual basis) of the net equity capital we had invested in real estate investments as of the end of each month.  As a result of the waiver of these fees, cash flow from operations that would have been paid to our Advisor was available to pay distributions to stockholders.  This fee waiver was not a deferral and accordingly, these fees will not be paid to our Advisor in cash at any time in the future. We did not receive any advances from our Advisor after June 30, 2006 and, other than with respect to amounts previously forgiven as of December 31, 2006, we had reimbursed our Advisor for these advances. Our Advisor is under no obligation to advance funds to us in the future or to defer or waive fees in order to support our distributions. Please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions.”

If our Advisor or its affiliates do not determine to advance funds to cover our expenses or defer or waive fees in the future, our ability to pay distributions to our stockholders could be adversely affected, and we may be unable to pay distributions to our stockholders, or such distributions could decrease significantly. In addition, our Advisor, banks or other financing sources may make loans or advances to us in order to allow us to pay future distributions to our stockholders. The ultimate repayment of this liability could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially adversely impact the value of our shares. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the operating partnership in lieu of cash fees to which they are entitled, and the issuance of such securities may dilute the interest of our stockholders.

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

The partnership agreement for the Core Fund provides that the Core Fund will dissolve on December 31, 2016, subject to a one-year extension period. Our ability to redeem our investment in the Core Fund is limited and, as a result, we may not be able to redeem some or all of our interest in the Core Fund prior to the liquidation of the Core Fund. Please see “ —If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investments in the Core Fund may be materially adversely affected” below. As of March 16, 2016, the Core Fund held interests in four assets.

If the Core Fund is forced to sell its assets in order to satisfy mandatory redemption requirements, our investments in the Core Fund may be materially adversely affected.

The Core Fund co-owns several buildings together with certain independent pension plans and funds (the “Institutional Co-Investors”) that are advised by General Motors Investment Management Corporation Inc. (the “Institutional Co-Investor Advisor”). Each entity formed to hold these buildings is required to redeem the interests held by the Institutional Co-Investors in such entity at dates ranging from April 3, 2015 to May 1, 2019. Additionally, the Institutional Co-Investor Advisor is entitled to co-investment rights for real estate assets in which the Core Fund invests. For each asset in which Institutional Co-Investors acquire interests pursuant to the Institutional Co-Investor Advisor's co-investment rights, the Core Fund will establish a three-year period ending no later than the twelfth anniversary of the date the asset is acquired, during which the entity through which those Institutional Co-Investors co-invest will redeem such Institutional Co-Investors' interests in such entity, unless the Institutional Co-Investors elect to extend such period. The Institutional Co-Investor Advisor also has certain buy/sell rights in entities in which the Institutional Co-Investors have co-invested with the Core Fund.

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

We intend to rely in part on borrowings under any credit facilities and other external sources of financing to fund any capital expenditures and other items. Accordingly, we are subject to the risk that our cash flow will not be sufficient to cover required debt service payments and that we will be unable to meet other covenants or requirements in the credit agreement.

If we cannot meet our required debt obligations, the property or properties subject to indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to the Company. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income upon foreclosure, but we may not receive any cash proceeds. Additionally, we may be required to refinance our debt subject to “lump sum” or “balloon” payment maturities on terms less favorable than the original loan or at a time we would otherwise prefer to not refinance such debt. Further, certain of our debt financing agreements provide the lender with the right to have the properties serving as collateral appraised periodically in order to determine whether the outstanding principal balance exceeds the lender's appraised value of the collateral.  If such an excess exists, we may be required to rebalance by making a partial payment or providing additional collateral to eliminate the excess.  A refinancing or rebalancing on such terms or at such times could increase our debt service payments, which would decrease the amount of cash we would have available for operations and distribution payments and may cause us to determine to sell one or more properties at a time when we would not otherwise do so.

We have acquired and may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our stockholders.

The use of derivative instruments for hedging purposes may present significant risks, including the risk of losing the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. The use of hedging activities generally may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our stockholders. Income from hedging transactions structured as “qualified hedges” will be treated as qualifying income for purposes of the REIT gross income tests.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose any amount of our deposits over these amounts. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of an investment in our shares.

Our success will be dependent on the performance of Hines as well as key employees of Hines.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the identification and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and our Advisor have broad discretion when identifying, evaluating and making investments with the proceeds of our public offerings and sales of other investments. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest. We may not be able to retain our key employees. To the extent we are unable to retain and/or find qualified successors for key employees that depart the Company, our results of operations may be adversely impacted. Our officers and the management of our Advisor also serve in similar capacities for numerous other entities. If Hines or any of its key employees are distracted by these other activities or suffer from adverse financial or operational problems in connection with operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. We will not provide key-man life insurance policies for any of Hines' key employees. Please see “— Potential Conflicts of Interest Risks — Employees of our Advisor and Hines will face conflicts of interest relating to time management and allocation of resources and investment opportunities.”

We operate in a competitive business, and many of our competitors have significant resources and operating flexibility, allowing them to compete effectively with us.

Numerous real estate companies that operate in the markets in which we operate, including Hines Global I, Hines Global II and other companies sponsored by Hines, will compete with us in obtaining creditworthy tenants to occupy properties. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may lower our occupancy rates and the rent we may charge tenants.

We depend on tenants for our revenue and therefore, our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

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

In addition, during the Great Recession, national, regional and local economic climates were adversely affected by job losses and the subsequent slow job growth experienced in the United States in the years following the Great Recession adversely impacted market rents in the markets in which we operate. If unfavorable conditions were to return, we may experience a further loss of rental revenues, which may adversely affect our results of operations and our ability to satisfy our financial obligations and to pay distributions to our stockholders.

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

For example, we recorded impairment charges on two and one of our directly-owned investments during 2015 and 2014, respectively. There can be no assurance that we will not record additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken. See Note 14 — Fair Value Disclosures for additional information.

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

If any of our properties has or develops mold, we may be required to undertake a costly program to remediate, contain or remove the mold. Mold growth may occur when moisture accumulates in buildings or on building materials. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. We may become liable to our tenants, their employees and others if property damage or health concerns arise, all of which could have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of our stockholders’ investment.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which generally took effect in 2011, contains a sweeping overhaul of the regulation of U.S. financial institutions and financial markets. Key provisions of the Dodd-Frank Act require extensive rule-making by the SEC and the U.S. Commodity Futures Trading Commission, some of which remains ongoing. Thus, the full impact of the Dodd-Frank Act on our business cannot be fully assessed until all final implementing rules and regulations are promulgated.

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

For example, but not by way of limitation, the Dodd-Frank Act and the rules and regulations promulgated thereunder provides for significantly increased regulation of the derivatives markets and transactions that affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to limited exemptions, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities, and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs to enter into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to the Dodd-Frank Act. For example, subject to an exception for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. To the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.

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

The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or our stockholders’ investment. More generally, any of these events could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Our revenues will be dependent upon payment of rent by tenants, which may be particularly vulnerable to uncertainty in the local economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to our stockholders.

We may be subject to litigation which could have a material adverse effect on our business and financial condition.
We may be subject to litigation, including claims relating to our operations, offerings, unrecognized pre-acquisition contingencies and otherwise in the ordinary course of business. Some of these claims may result in potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of claims that may arise in the future. Resolution of these types of matters against us may result in our payment of significant fines or settlements, which, if not insured against, or if these fines and settlements exceed insured levels, would adversely impact our earnings and cash flows. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

Our business could suffer in the event our Advisor, our transfer agent or any other party that provides us with services essential to our operations experiences system failures or cyberincidents or a deficiency in cybersecurity.

Our Advisor, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.  A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that may include, but is not limited to, gaining unauthorized access to systems to disrupt operations, corrupt data, steal assets or misappropriate confidential information, such as our stockholder records. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased.  The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. There also may be liability for any stolen assets or misappropriated confidential information. Any material adverse effect experienced by our Advisor, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

Our operations will be directly affected by general economic and regulatory factors we cannot control or predict.

One of the risks of investing in real estate is the possibility that our properties could decrease in value or will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. A significant number of the properties in which we own an interest are office buildings located in major metropolitan or suburban areas. These types of properties, and the tenants that lease space in such properties, may be impacted to a greater extent by a national economic slowdown or disruption when compared to other types of properties such as residential and retail properties. The following factors may affect income from such properties, our ability to sell properties and yields from investments in properties and are generally outside of our control:

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

If disruptions in the capital and credit markets were to occur again, as have been experienced during recent years, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

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

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to stockholders. In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure stockholders that we will have funds available to correct such defects or to make such improvements.

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to avoid such characterization and to take advantage of certain safe harbors under the Code, we may determine to hold our properties for a minimum period of time, generally two years.

The sale of properties may cause us to incur penalty taxes, fail to maintain our REIT status, or own and sell properties through TRSs, each of which would diminish the return to our stockholders.

The sale of one or more of our properties may be considered a prohibited transaction under the Code. Any “inventory-like” sales could be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all net gain that we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) property sales by the REIT do not exceed at least one of the following thresholds: (a) seven sales in the current year; (b) sales in the current year that do not exceed 10% of the REIT’s assets as of the beginning of the year (as measured by either fair market value or tax basis); or (c) sales in the current year that do not exceed 20% of the REIT’s assets as of the beginning of the year, and sales over a three-year period do not exceed, on average, 10% per annum of the REIT’s assets, in each case as measured by either fair market value or tax basis. Given our investment and operating strategy, the sale of one or more of our properties may not satisfy the above prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not satisfy the safe harbor, we may be able to avoid the prohibited transaction tax if we hold and sell the property through a TRS. In that case, any gain would be taxable to the TRS at regular corporate income tax rates. We may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the prohibited transaction tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could assert that the disposition constitutes a prohibited transaction. If such an assertion were successful, all of the net gain from the sale of the property will be payable as a tax which will have a negative impact on cash flow and the ability to make cash distributions.

As a REIT, the value of our ownership interests held in our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter (20% commencing in 2018). If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of our total assets at the end of any calendar quarter (or 20% after 2017), then we could fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25% (or 20%) of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, generally no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of the Company’s TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of the Company’s gross income with respect to such year.

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

Our investment policies may change without stockholder approval, which could not only alter the nature of an investment in our shares, but also subject any such investment to new and additional risks.

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

Employees of our Advisor and Hines will face conflicts of interest relating to time management and allocation of resources and investment opportunities.

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

The compensation paid to our Advisor, property manager and other affiliates of Hines for services they provide us was not determined on an arm's-length basis. All service agreements, contracts or arrangements between or among Hines and its affiliates, including our Advisor and us, were not negotiated at arm's-length. Such agreements include the advisory agreement we entered into with our Advisor (the “Advisory Agreement”) and the property management and leasing agreements we entered into with Hines. We cannot assure our stockholders that a third party unaffiliated with Hines would not be able and willing to provide such services to us at a lower price.

We will pay substantial compensation to Hines, our Advisor and their affiliates, which may be increased or decreased by our independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments payable to Hines, our Advisor and their affiliates may increase or decrease if such increase or decrease is approved by our independent directors.

We may pay our Advisor a fee on any line of credit made available to us, whether or not we utilize all or any portion of such line of credit.

We may pay our Advisor a debt financing fee equal to 1.0% of the amount obtained under any property loan or made available under any other debt financing obtained by us. With respect to a line of credit obtained by us, we may pay the debt financing fee on the aggregate amount available to us under the line of credit, irrespective of whether any amounts are drawn down under such line of credit. Because of this, our Advisor will have a conflict in determining when to obtain a line of credit and the amount to be made available thereunder.

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

Hines and its affiliates may face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in our shareholders’ best interest.
Hines, our Advisor and their affiliates receive substantial fees from us in return for their services and these fees could influence our Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Property dispositions in circumstances where Hines or an affiliate of Hines manages the property and earns significant fees for managing the property; and

•	Various liquidity events.

Further, our Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, our Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees that we pay to our Advisor could increase if we raise the level of debt financing in connection with the acquisition of certain properties. Certain potential acquisition fees and asset management fees paid to our Advisor and property management and leasing fees paid to Hines and its affiliates would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. Our Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize our Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, our Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our Advisor to place undue emphasis on criteria relating to its and its affiliates’ compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to our Advisor and its affiliates could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment.

Hines may face conflicts of interest in connection with the management of our day-to-day operations and in the enforcement of agreements between Hines and its affiliates.

Hines and our Advisor manage our day-to-day operations and properties pursuant to property management agreements and an advisory agreement. These agreements were not negotiated at arm's-length and certain fees payable by us under such agreements are paid regardless of our performance. Hines and its affiliates may be in a conflict of interest position as to matters relating to these agreements. Examples include the computation of fees and reimbursements under such agreements, the enforcement and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to affiliates of Hines. These fees may be higher than fees charged by third parties in an arm's-length transaction as a result of these conflicts.

Certain of our officers and directors face conflicts of interest relating to the positions they hold with other entities.

Certain of our officers and directors are also officers and directors of our Advisor and other entities controlled by Hines such as the managing general partner of the Core Fund, the advisor of Hines Global I, the advisor of Hines Global II or the advisor to HMS Income Fund, Inc. Some of these entities may compete with us for leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our stockholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

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

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.
Greenberg Traurig, LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Greenberg Traurig, LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected, which may result in us incurring additional fees and expenses. Moreover, should a conflict of interest not be readily apparent, Greenberg Traurig, LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

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

Generally, neither ordinary and capital gain distributions with respect to our common shares, and gains from the sale of common shares should not constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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

A foreign person other than certain “qualified foreign pension plans” disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under FIRPTA on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT's capital stock, by value, has been owned, directly and indirectly, by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT's existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gains realized by foreign investors other than certain “qualified foreign pension plans” on a sale of our common shares would be subject to tax under FIRPTA, unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% (the threshold increased to 10% after December 18, 2015) of the value of our outstanding common shares. Our common shares are not currently traded on an established securities market.

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

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets (20% after December 31, 2017) can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2015, we owned direct and indirect investments in 29 properties. These properties consisted of 21 U.S. office properties and a portfolio of 8 grocery-anchored shopping centers located in four states primarily in the southeastern United States. We believe each property is suitable for its intended purpose. The following tables provide summary information regarding the properties in which we owned interests as of December 31, 2015.

Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased	Our Effective Ownership (1)
Directly-owned Properties
Office Properties
321 North Clark	Chicago, Illinois	4/2006; $247.3	889,744	94%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007; $289.6	1,254,218	76%	100%
345 Inverness Drive	Denver, Colorado	12/2008; $25.7	175,287	95%	100%
Arapahoe Business Park	Denver, Colorado	12/2008; $40.8	309,445	97%	100%
2100 Powell	Emeryville, California	12/2006; $144.9	345,982	84%	100%
3 Huntington Quadrangle	Melville, New York	7/2007; $87.0	407,912	85%	100%
3400 Data Drive	Rancho Cordova, California	11/2006; $32.8	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006; $99.0	251,313	100%	100%
Laguna Buildings	Redmond, Washington	1/2007; $118.0	460,661	100%	100%
1515 S Street	Sacramento, California	11/2005; $66.6	399,636	99%	100%
1900 and 2000 Alameda	San Mateo, California	6/2005; $59.8	254,145	97%	100%
5th and Bell	Seattle, Washington	6/2007; $72.2	197,135	100%	100%
Howard Hughes Center	Los Angeles, California	01/2014; $510.7	1,334,586	82%	100%
Civica Office Commons	Bellevue, Washington	02/2015; $205.5	309,311	90%	100%
2851 Junction Avenue	San Jose, California	05/2015; $86.9	155,613	100%	100%
Total for Office Properties			6,894,691	89%

Grocery-Anchored Portfolio (2)
Cherokee Plaza	Atlanta, Georgia	11/2008; (3)	102,864	100%	100%
Thompson Bridge Commons	Gainesville, Georgia	3/2009; $15.3	92,587	97%	100%
Champions Village	Houston, Texas	11/2008; (3)	392,870	76%	100%
Sandy Plains Exchange	Marietta, Georgia	2/2009; $12.4	72,784	93%	100%
University Palms Shopping Center	Oviedo, Florida	11/2008; (3)	99,172	100%	100%
Shoppes at Parkland	Parkland, Florida	3/2009; $27.7	145,720	100%	100%
Oak Park Village	San Antonio, Texas	11/2008; (3)	64,287	100%	100%
Heritage Station	Wake Forest, North Carolina	1/2009; $10.8	68,641	98%	100%
Total for Grocery-Anchored Portfolio			1,038,925	90%
Total for Directly-owned properties			7,933,616	89%

Property	City	Date Acquired/ Acquisition Cost (in millions)	Leasable Square Feet	Percent Leased		Our Effective Ownership (1)
Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	7/2006; $305.0	1,100,312	78%		24%
The Carillon Building (4)	Charlotte, North Carolina	7/2007; $140.0	474,904	93%		24%
Renaissance Square	Phoenix, Arizona	12/2007; $270.9	965,508	70%		24%
Wells Fargo Center	Sacramento, California	5/2007; $224.0	507,903	86%		20%
525 B Street (5)	San Diego, California	8/2005; $116.3	449,180	91%		24%
Warner Center	Woodland Hills, California	10/2006; $311.0	808,274	93%		20%
Total for Core Fund Properties			4,306,081	83%
Total for All Properties			12,239,697	87%	(6)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2015, Hines REIT owned a 91.8% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 8.2% interest in the Operating Partnership. In addition, we owned an approximate 28.8% non-managing general partner interest in the Core Fund as of December 31, 2015. The Core Fund does not own 100% of its properties; its ownership interest in its properties ranges from 67.8% to 84.9%.

(2)
In January 2014, we completed the Grocery-Anchored Portfolio Transaction. The four Grocery-Anchored Portfolio properties distributed to Weingarten were Bellaire Boulevard Center, King’s Crossing, Commons at Dexter Lakes and Mendenhall Commons. See Note 1 — Organization — Investment Property for additional information regarding the Grocery-Anchored Portfolio Transaction.

(3)	These properties were originally purchased as part of a portfolio that included eight properties for a contract purchase price of $205.1 million.

(4)
In January 2016, the Core Fund sold The Carillon Building for a contract sales price of $147.0 million. The Core Fund acquired The Carillon Building in July 2007 for a contract purchase price of $140.0 million.

(5)	In March 2016, the Core Fund sold 525 B Street for a contract sales price of $122.0 million. The Core Fund acquired 525 B Street in August 2005 for a contract purchase price of $116.3 million.

(6)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 88%.

Lease Expirations

Directly-Owned Properties

The following table lists, on an aggregate basis, all of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2016 through December 31, 2025 and thereafter for the 23 properties we owned directly as of December 31, 2015. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	875,863	11.0%	$—	—%
2016	71	498,870	6.3%	$7,772,764	5.1%
2017	53	697,321	8.8%	$17,387,952	11.3%
2018	67	1,309,210	16.5%	$28,691,190	18.7%
2019	48	514,700	6.5%	$11,533,706	7.5%
2020	51	724,923	9.1%	$18,487,113	12.0%
2021	34	848,894	10.7%	$18,273,127	11.9%
2022	14	641,953	8.1%	$12,038,646	7.8%
2023	12	140,061	1.8%	$2,890,734	1.9%
2024	12	608,552	7.7%	$13,730,535	8.9%
2025	9	123,181	1.6%	$2,597,455	1.7%
Thereafter	15	950,088	11.9%	$20,209,419	13.2%

Indirectly-Owned Properties

The following table lists all of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2016 through December 31, 2025 and thereafter for the six properties in which we owned an indirect interest as of December 31, 2015. The table shows the approximate leasable square feet represented by the applicable lease expirations and assumes we own a 100% interest in each of the properties:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	744,151	17.3%	$—	—%
2016	37	246,344	5.7%	$2,412,715	2.7%
2017	39	325,394	7.6%	$8,967,904	9.9%
2018	27	250,403	5.8%	$7,345,098	8.1%
2019	23	233,849	5.4%	$6,407,866	7.1%
2020	23	293,339	6.8%	$7,355,795	8.1%
2021	20	588,079	13.7%	$19,120,254	21.0%
2022	13	421,875	9.8%	$11,885,700	13.1%
2023	9	186,756	4.3%	$4,849,144	5.3%
2024	5	149,924	3.5%	$3,654,673	4.0%
2025	6	321,064	7.5%	$9,398,271	10.3%
Thereafter	5	544,903	12.6%	$9,436,034	10.4%

All Properties

The following table lists our pro-rata share of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2016 through December 31, 2025 and thereafter for all of the properties in which we owned an interest as of December 31, 2015. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	1,051,347	11.8%	$—	—%
2016	108	557,366	6.2%	$8,339,823	4.8%
2017	92	771,573	8.6%	$19,393,308	11.2%
2018	94	1,367,014	15.3%	$30,344,827	17.5%
2019	71	570,779	6.4%	$13,058,307	7.5%
2020	74	793,074	8.9%	$20,153,692	11.6%
2021	54	970,907	10.9%	$22,177,131	12.8%
2022	27	736,217	8.3%	$14,662,376	8.4%
2023	21	182,059	2.0%	$3,953,965	2.3%
2024	17	643,977	7.2%	$14,583,199	8.4%
2025	15	194,219	2.2%	$4,663,186	2.7%
Thereafter	20	1,083,379	12.2%	$22,517,615	12.8%

Market Concentration

The following table provides a summary of the market concentration of our portfolio based on our pro-rate share (unless otherwise noted) of the estimated aggregate value of our real estate investments of each of the properties in which we owned interests as of December 31, 2015:

Market	Market Concentration: Directly-Owned Properties	Market Concentration: Indirectly-Owned Properties (1)	Market Concentration: All Properties
Los Angeles, California	25%	20%	25%
Seattle, Washington	23%	—%	20%
Chicago, Illinois	12%	—%	11%
Dallas, Texas	12%	—%	10%
San Francisco, California	9%	—%	8%
Atlanta, Georgia	3%	27%	6%
Sacramento, California	4%	14%	5%
Denver, Colorado	4%	—%	3%
Houston, Texas	3%	—%	3%
New York, New York	2%	—%	2%
Phoenix, Arizona	—%	15%	2%
Charlotte, North Carolina	—%	13%	1%
Miami, Florida	1%	—%	1%
San Diego, California	—%	11%	1%
Orlando, Florida	*	—%	*
Raleigh, North Carolina	*	—%	*
San Antonio, Texas	*	—%	*

*       Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investment in the Core Fund as of December 31, 2015. These amounts assume we own a 100% interest in each of the properties.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share (unless otherwise noted) of their leased square footage as of December 31, 2015:

Industry	Industry Concentration: Directly-Owned Properties	Industry Concentration: Indirectly-Owned Properties (1)	Industry Concentration: All Properties
Legal	12%	41%	13%
Finance and Insurance	13%	17%	13%
Grocery-Anchored Retail	13%	—%	12%
Information and Technology	11%	5%	10%
Manufacturing	10%	1%	9%
Government	7%	14%	8%
Professional Services	6%	6%	6%
Health Care	6%	*	6%
Retail	4%	1%	4%
Other Services	4%	1%	4%
Real Estate	3%	3%	3%
Accounting	2%	4%	3%
Education Services	3%	—%	2%
Arts, Entertainment and Recreation	2%	—%	2%
Wholesale Trade	2%	*	2%
Administrative and Support Services	1%	3%	2%
Other	1%	3%	1%

*       Represents less than 1%.

(1)
These amounts represent the properties in which we owned an indirect interest through our investment in the Core Fund as of December 31, 2015. These amounts assume we own a 100% interest in each of the properties.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 28, 2016, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2015, we had 222.5 million common shares that were outstanding, held by a total of approximately 53,000 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There currently is no established public trading market for our common shares and we do not expect one to develop. On September 16, 2015, our board of directors determined an estimated per share net asset value (“NAV”) of our common stock of $6.65, which reflects a reduction from the offering price of primary shares in our most recent public offering (which closed in December 2009) of $10.08.

To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons with their compliance with National Association of Securities Dealers Rule 2340, we disclose in each annual report distributed to our stockholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated per share value. In addition, our Advisor has agreed to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares is deemed to be $6.65 per share as of December 31, 2015. Our estimated per share NAV was determined utilizing the guidelines established by the Investment Program Association Practice Guideline 2013-01 – “Valuation of Publicly Registered, Non-Listed REITs” issued April 29, 2013. Our deemed estimated per share value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements. Set forth below is a description of the methodology and assumptions used to determine the estimated per share NAV.

Methodology

We engaged Cushman Wakefield, Inc. (“Cushman”) and CBRE Group, Inc. (“CBRE”), independent third-party real estate advisory and consulting services firms, to provide, or cause their subsidiaries to provide, appraised values of our real estate investments as of June 30, 2015. These appraisals were performed in accordance with the Appraisal Foundation’s Uniform Standards of Professional Appraisal Practice. Cushman and CBRE have extensive experience in conducting appraisals and valuations on real properties and each of the appraisals was prepared by personnel who are members of the Appraisal Institute and have the MAI designation. Additionally, we engaged Jones Lang LaSalle (“JLL”), an independent third-party real estate advisory and consulting services firm, to provide values of our debt obligations as of June 30, 2015.

As shown in the table below, our board of directors determined the estimated per share NAV by (i) utilizing the appraised values of our real estate property investments, net of estimated costs associated with the potential execution of a liquidity event, and adding our other assets comprised of cash, restricted cash, tenant and other receivables, distribution receivable and other assets less other liabilities which includes accounts payable and accrued expenses, due to affiliates, other liabilities and distributions payable, (ii) subtracting the values of our debt obligations, as well as amounts related to noncontrolling interests, and (iii) dividing the total by 223 million common shares outstanding, resulting in an estimated per share NAV of $6.65. As described above, the appraised values of our real estate property investments and the values of our debt obligations were determined as of June 30, 2015. The values of the other tangible assets and liabilities described above were determined based on their cost as of June 30, 2015 and included certain pro forma adjustments primarily related to: (i) the issuance of additional shares of our common stock through our dividend reinvestment plan on July 1, 2015, (ii) shares redeemed pursuant to our share redemption plan on July 1, 2015; and (iii) and debt prepayment penalties. Other than those adjustments described above, we did not make additional adjustments related to our actual or anticipated operations for the period from July 1, 2015 through September 30, 2015. Additionally, the calculation of the estimated per share NAV excluded certain items on our unaudited balance sheet that were determined to have no future value or economic impact on the valuation. Examples of such items include receivables related to straight-line rental revenue, deferred leasing costs and deferred financing costs. Other items were excluded because they were already considered elsewhere in the valuation. Examples of such items include intangible lease assets and liabilities related to our real estate property investments, costs incurred for capital expenditures that were considered in the appraised values of our real estate property investments and the fair values of interest rate swaps, as they were considered in the valuation of our debt.

As of June 30, 2015, the aggregate appraised value of our real estate property investments, including amounts attributable to unconsolidated subsidiaries, represented a 14% decrease compared to the net purchase price plus any capital expenditures of the real estate property investments incurred since their acquisition.

The table below sets forth the calculation of our estimated NAV and estimated per share NAV as of June 30, 2015 and September 30, 2014:

	June 30, 2015		September 30, 2014
	Estimated Value (in thousands)	Per Share	Estimated Value (in thousands)	Per Share
Real estate investments, including unconsolidated subsidiaries	$2,626,346	$11.78	$2,572,605	$11.42
Cash and other assets, net of liabilities	19,907	0.09	115,842	0.51
Debt obligations	(1,039,040)	(4.66)	(1,112,700)	(4.94)
Noncontrolling interests	(124,720)	(0.56)	(110,959)	(0.49)
Estimated value / value per share	$1,482,493	$6.65	$1,464,788	$6.50

Real estate investments, including unconsolidated subsidiaries - The amount was determined using appraised values provided by Cushman and CBRE, or their subsidiaries, for all of our real estate assets net of estimated costs associated with the potential execution of a liquidity event. Although we are considering our strategic alternatives for the execution of a liquidity event, there can be no assurances of the time frame in which we would execute a liquidity event or that the costs related to the potential execution of a liquidity event would be incurred in the amount estimated by the Company. The appraised values were primarily determined using methodologies that are commonly used in the commercial real estate industry (including discounted cash flow analysis and reviews of current, historical and projected capitalization rates for properties comparable to those owned by us) and assume a 9-12 year holding period. Other key assumptions that were used in the discounted cash flow analysis are set forth in the following table:

	Range	Weighted Average
Exit capitalization rate	5.25% - 7.75%	6.5%
Discount rate/internal rate of return	5.25% - 9.5%	7.6%

Cash and other assets, net of other liabilities - Cash and other assets and liabilities were valued based on the amounts recorded for reporting purposes less estimated reserves for doubtful accounts.

Debt obligations - We engaged JLL to provide values of our debt obligations as of June 30, 2015. Such values were based on estimates of current interest rates and leverage levels for similar obligations and then marked to market.

Noncontrolling interests - The value of interests owned by affiliates of Hines was determined based on their interest in each of the items described above. As of June 30, 2015, Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% interest in Hines REIT Properties, L.P. (the “Operating Partnership”). Additionally, as of June 30, 2015, HALP Associates Limited Partnership, another affiliate of Hines, owned a 7.2% limited partnership interest in the Operating Partnership through a profits interest in the Operating Partnership (the “Participation Interest”) and we owned the remaining 92.3% interest in the Operating Partnership as of June 30, 2015.

Liquidity discount - No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the estimated per-share valuation and no attempt was made to value us as an enterprise.

The primary drivers of the change in the estimated per share value from $6.50 in December 2014 to $6.65 in September 2015 are as follows:

•	$0.39 per share net increase in the aggregate value of our real estate investments since our prior valuation in December 2014, which represents a 4.9% net increase in value; and

•	$0.27 per share reduction resulting from capital expenditures made since our prior valuation in December 2014 primarily related to leasing capital at our properties.

Based on the information above, and in consultation with our advisor, the Advisor, our board of directors unanimously agreed upon an estimated per share value of $6.65, which is consistent with the Advisor’s recommendation.

Limitations of the Estimated Per Share NAV

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

Shares were offered pursuant to our dividend reinvestment plan at a fixed price of $6.65 per share as of September 30, 2015. The offering price of our shares under our dividend reinvestment plan may not be indicative of the price our stockholders would receive if they sold our shares outside of our share redemption program, if our shares were actively traded or in the case of a liquidation. Because there is no public market for our shares, any sale of our shares would likely be at a substantial discount. Please see “Item 1A. Risk Factors — Investment Risks — There is currently no public market for our common shares, and we do not presently intend to list our common shares on a stock exchange. Therefore, it will likely be difficult for stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The most recently determined estimated per share net asset value of our common shares is an amount that is less than the price stockholders paid for their shares in our prior public offerings and may be further adjusted in the future.”

Distributions

In order to meet the requirements for being treated as a REIT under the Code and to pay regular cash distributions to our stockholders, which is one of our investment objectives, we have declared and expect to continue to declare distributions to stockholders (as authorized by our board of directors) as of daily record dates and aggregate and pay such distributions quarterly. We intend to continue this distribution policy for so long as our board of directors continues to deem this policy to be in our best interests. Beginning July 1, 2010, the distribution rate was decreased from $0.00165699 to $0.00138082 per share, per day.

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

Further, with the authorization of our board of directors, we declared distributions for April 2013 through March 2016. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the quarters during the years ended December 31, 2015 and 2014, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders			Noncontrolling Interests
Distributions for the Quarters Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2015
December 31, 2015	$9,717	$5,426	$15,143	$75
September 30, 2015	9,731	5,445	15,176	76
June 30, 2015	9,645	5,416	15,061	74
March 31, 2015	9,507	5,424	14,931	74
Total	$38,600	$21,711	$60,311	$299

2014
December 31, 2014	$9,755	$5,573	$15,328	$75
September 30, 2014	9,756	5,615	15,371	76
June 30, 2014	9,659	5,610	15,269	74
March 31, 2014	9,552	5,613	15,165	74
Total	$38,722	$22,411	$61,133	$299

For the years ended December 31, 2015 and 2014, we funded cash distributions with cash flows from operating activities (93% and 78%, respectively). For the year ended December 31, 2015, we funded 7% of the cash distributions with proceeds from the sales of our real estate investments. For the year ended December 31, 2014, we funded 22% of the cash distributions with distributions received from our unconsolidated investments.

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

For the year ended December 31, 2015, 44.1% of the distributions paid were taxable as capital gain dividends and approximately 55.9% were treated as a return of capital for federal income tax purposes. For the year ended December 31, 2014, 100% were treated as a return of capital for federal income tax purposes. The increase in the taxability of the dividend is primarily due to large gains from asset sales in 2015. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

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

To the extent our board of directors determines that it has sufficient available cash flow for redemptions, we intend to accept redemption requests for cash on a quarterly basis; however, our board of directors may determine from time to time to adjust the timing of redemptions upon 30 days’ notice, which will be provided in the form of a Current Report on Form 8-K filed with the SEC and made available on our website (www.hinessecurities.com). The funds available for redemption will generally be limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability (as defined in the Code) of a stockholder, we may waive the one-year holding period requirement as well as the annual limitation on the number of shares that will be redeemed as summarized above. In addition, in the event a stockholder is having all his shares redeemed, the one-year holding requirement will be waived for shares purchased under our dividend reinvestment plan. The board of directors determined to waive the limitation on the share redemption program and fully honor all eligible requests received for the year ended December 31, 2015 totaling in the aggregate $31.4 million, which was in excess of the $21.9 million received from the dividend reinvestment plan in the prior quarters. As of December 31, 2015, we had redeemed all eligible redemption requests received since the plan reopened in 2013.

Our board of directors may terminate, suspend or amend our share redemption program and discontinue redemptions at any time without stockholder approval upon 30 days’ written notice if our board of directors believes such action is in our best interest, or if our board of directors determines that the funds otherwise available to fund our share redemption program are needed for other purposes. The written notice will take the form of a Current Report on Form 8-K filed with the SEC and made available on our website.

An estimated per share NAV of $6.50 as of September 30, 2014 was determined by our board of directors in December 2014, and, as a result, with respect to eligible redemption requests made from the first quarter of 2015 through the third quarter of 2015, ordinary share redemption requests were redeemed at a price of $5.45 per share. Any shares that were redeemed pursuant to eligible redemption requests received during that period in connection with the death or disability of a stockholder were redeemed at the estimated per share NAV of $6.50. On September 16, 2015, our board of directors determined a subsequent estimated per share NAV of our common stock as of June 30, 2015 of $6.65. The ordinary share redemption price did not change as a result of the increase in the estimated per share NAV and continues to be $5.45 per share. As of January 1, 2016, any shares that are redeemed pursuant to eligible redemption requests in connection with the death or disability of a stockholder have been or will be redeemed at the most recently determined estimated per share NAV of $6.65. The redemption prices were determined by our board of directors in its sole discretion.

Our board of directors may adjust the per-share redemption price from time to time based on our then-current estimated per share value at the time of the adjustment and such other factors as it deems appropriate, including, but not limited to, the then-current offering price of our shares (if any), our then-current dividend reinvestment plan price and general market conditions. At any time during which we are engaged in an offering of shares, the per-share price for shares purchased under our redemption program will always be equal to or lower than the applicable per-share offering price. Real estate asset and notes payable values fluctuate, which in the future may result in an increase or decrease in our net asset value. Thus, future adjustments to our per share net asset value could result in a higher or lower redemption price. The members of our board of directors must, in accordance with their fiduciary duties, act in a manner they believe is in the best interests of our stockholders when making any decision to adjust the redemption price offered under our share redemption program. Our board of directors will announce any price adjustment and the time period of its effectiveness upon 30 days’ notice, which will be provided in the form of a Current Report on Form 8-K filed with the SEC and made available on our website.

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

Cash used to fund redemptions reduces our liquidity available to fund its cash needs. Shares redeemed under our share redemption program will be canceled and will have the status of authorized but unissued shares. We will not resell such shares to the public unless such sales are first registered with the SEC under the Securities Act of 1933, as amended, and under appropriate state securities laws or are exempt under such laws. We will terminate our share redemption program in the event that our shares ever become listed on a national securities exchange or in the event a secondary market for our common shares develops.

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using proceeds from sales of our assets and our dividend reinvestment plan. The following table lists shares we redeemed under our share redemption program during the quarter ended December 31, 2015, including the average price paid per share.

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (2)
October 1, 2015 to October 31, 2015	1,312,994	$5.74	1,312,994	818,794
November 1, 2015 to November 30, 2015	—	N/A	—	818,794
December 1, 2015 to December 31, 2015	—	N/A	—	818,794
Total	1,312,994		1,312,994

(1)	All shares were redeemed on October 1, 2015.

(2)
This amount represents the number of shares available for redemption on January 1, 2016. The funds available for redemption are generally limited to the amount of proceeds received from our dividend reinvestment plan. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability of a stockholder, we may waive the annual limitation on the number of shares that will be redeemed. See “— Share Redemption Program” above for a further description of our share redemption program.

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

	2015	2014	2013		2012	2011
	(In thousands, except per share amounts)
Operating Data:
Revenues	$218,789	$236,023	$168,108		$172,317	$182,011
Depreciation and amortization	$87,923	$95,827	$51,262		$55,042	$64,519
Asset management and acquisition fees	$36,576	$37,042	$27,970		$29,651	$16,173
General and administrative	$6,635	$6,950	$7,281		$6,874	$6,740
Equity in earnings (losses) of unconsolidated entities, net	$43,267	$56,936	$82,468		$9,460	$(5,138)
Income (loss) from continuing operations before benefit (provision) for income taxes	$43,595	$48,556	$44,610		$(90,141)	$(73,533)
Benefit (provision) for income taxes	$(225)	$(310)	$(274)		$(257)	$(265)
Income (loss) from continuing operations attributable to common stockholders	$43,058	$47,924	$60,227		$(90,238)	$(73,942)
Income (loss) from discontinued operations, net of taxes	$(174)	$(347)	$304,978		$14,650	$117,712
Net (income) loss attributable to noncontrolling interests	$(299)	$(299)	$(1,248)		$(559)	$(5,014)
Net income (loss) attributable to common stockholders	$42,897	$47,600	$348,066		$(76,307)	$38,900
Basic and diluted income (loss) from continuing operations attributable to common stockholders per common share	$0.19	$0.21	$0.26		$(0.39)	$(0.33)
Distributions declared per common share	$0.27	$0.27	$1.13	(1)	$0.51	$0.50
Weighted average number of common shares outstanding	223,369	226,412	231,551		230,049	225,442
Balance Sheet Data:
Investment property, net	$1,698,456	$1,634,658	$1,256,579		$1,863,434	$1,950,126
Investment in unconsolidated entities	$100,455	$187,668	$393,695		$329,418	$348,986
Total assets (2)	$2,183,731	$2,226,451	$2,179,451		$2,762,332	$2,906,726
Long-term obligations (2) (3)	$996,330	$1,008,421	$951,471		$1,512,302	$1,519,797

(1)
This amount includes the one-time $0.80 per share special distribution that was declared on March 25, 2013. Please see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions” for more information.

(2)
Effective December 31, 2015, we adopted Accounting Standard Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Amounts for each of the prior years were reclassified to conform to the presentation for the current year. See Note 2 — Summary of Significant Accounting Policies for additional information.

(3)	Long-term obligations include interest rate swap contracts, participation interest liability and notes payable.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of December 31, 2015, we had direct and indirect interests in 29 properties. These properties consist of 21 office properties located throughout the United States and a portfolio of 8 grocery-anchored shopping centers located in four states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”). In total, we acquired interests in 66 properties since our inception and have sold our interests in 39 of those properties as of March 28, 2016.

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

In March 2013, we sold Williams Tower for a contract sales price of $412.0 million, which we acquired in May 2008 for a contract purchase price of $271.5 million. Also, in July 2013, we sold the Raytheon/DIRECTV buildings and One Wilshire for a contract sales price of $550.0 million. We originally acquired the Raytheon/DIRECTV buildings and One Wilshire in March 2008 and August 2007, respectively, for a contract purchase price of $407.0 million. We received proceeds of $919.5 million before retiring $414.9 million in mortgage loans in relation to these asset sales and paying $9.8 million in prepayment penalties on the settlement of the mortgage loans.

In May 2014, we completed the sale of the Minneapolis Office/Flex Portfolio for a contract sales price of $75.5 million. We acquired the portfolio in September 2007 for a contract purchase price of $87.0 million. Additionally, we sold Airport Corporate Center in October 2014. The contract sales price for Airport Corporate Center was $132.3 million. We originally acquired Airport Corporate Center in January 2006 for a contract purchase price of $156.8 million. Also, in December 2014, we sold Seattle Design Center for a contract sales price of $25.0 million. We acquired Seattle Design Center in June 2007 for a contract purchase price of $56.8 million.

In February 2015, we sold Citymark for a contract sales price of $38.9 million. We originally acquired Citymark in August 2005 for a contract purchase price of $27.8 million.

In April 2015, we sold 4050/4055 Corporate Drive for a contract sales price of $44.3 million. We acquired 4050/4055 Corporate Drive in May 2008 for a contract purchase price of $42.8 million.

In July 2015, we sold 2555 Grand for a contract sales price of $153.5 million. We acquired 2555 Grand in February 2008 for a contract purchase price of $155.8 million.

In September 2015, our board of directors determined an estimated per share net asset value (“NAV”) of our common stock as of June 30, 2015 of $6.65, which was an increase from the estimated per share NAV of $6.50 determined by our board of directors in December 2014 and $6.40 determined by our board of directors in November 2013. While we experienced a

4.9% net increase in values across our real estate investments between 2014 and 2015, it was partially offset by the increase in capital expenditures made since our prior valuation in December 2014 related to leasing capital at our properties and the increase in costs paid in relation to swap breakage on the prepayment of debt, financing fees and expenses incurred. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information regarding the determination of our NAV.

Since the conclusion of our third public offering, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders.  In doing this, we have elected to make strategic dispositions, which have provided us with additional liquidity. We have used the proceeds from these dispositions to make additional strategic acquisitions focused on high-quality office assets located on the West Coast in order to best position our portfolio for a liquidity event, such as our purchase of 2851 Junction Avenue, which we acquired in May 2015, the Civica Office Commons, which we acquired in February 2015 and the Howard Hughes Center, which we acquired in January 2014. We may also choose to use these proceeds for future capital expenditure and leasing capital needs, reduce our leverage in the portfolio, make additional special distributions or other purposes. In addition to the actions we have taken such as our strategic acquisitions and dispositions, we are considering our strategic alternatives to execute a liquidity event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction). However, there is no set timetable for the execution of such an event.

Our portfolio was 88% leased as of December 31, 2015.  As a result of the strategic acquisitions and dispositions described above, our portfolio is now geographically located 64% in the West, 11% in the Midwest, 4% in the East and 21% in the South. This represents a significant improvement in the target geographic composition of our portfolio compared to 2014 when it was 54% in the West, 18% in the Midwest, 6% in the East and 22% in the South. Our management closely monitors the portfolio’s lease expirations for each of the years ended December 31, 2016 through December 31, 2020, which are expected to approximate 6%, 9%, 15%, 6% and 9%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to lease our properties to a diverse tenant base over a variety of industries, our portfolio is approximately 13% leased to approximately 80 companies in the legal industry, approximately 13% leased to approximately 57 companies in the finance and insurance industries, approximately 12% leased to approximately 116 companies in the grocery-anchored retail industry and approximately 10% leased to approximately 35 companies in the information and technology industries.

We pay distributions to our stockholders on a quarterly basis, with the authorization of our board of directors. We declared distributions per share of $0.27, $0.27 and $1.13 for 2015, 2014 and 2013, respectively. Distributions declared during 2013 included special distributions of $0.83 per share, which represented a return of a portion of the stockholders’ invested capital and, as such, reduced their remaining investment in the Company. The special distributions were funded with a portion of the proceeds from sales of investment property.

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

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. In such an instance, we will record an impairment charge if we determine that a decline in the value of an investment below its fair value is other than temporary.  Our analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and our intent and ability to hold the investment to full recovery. Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded related to our equity method investment in the Core Fund for the years ended December 31, 2015, 2014, and 2013. Further, no impairment was recorded related to the Grocery-Anchored Portfolio for the year ended December 31, 2013. We dissolved the joint venture through which we originally owned our interest in the Grocery-Anchored Portfolio in January 2014. We sold our investment in Distribution Park Rio in January 2013. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of our investments, impairment charges may be recorded in future periods.

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

For the year ended December 31, 2015, we determined that two of our directly-owned investment properties located in Dallas, Texas and Melville, New York were impaired since the projected undiscounted cash flows for these properties were less than their carrying values. As a result, impairment losses were recorded related to those properties of $19.7 million for the year ended December 31, 2015. For the year ended December 31, 2014, we determined that one of our directly-owned investment properties located in Seattle, Washington was impaired, since the contract sales price for this property was less than its carrying value. As a result, an impairment loss of $0.3 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2014. For the year ended December 31, 2013, we determined that four of our directly-owned investment properties located in El Segundo, California, Miami, Florida, Minneapolis, Minnesota and Dallas, Texas were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values.  As a result, an impairment loss of $33.9 million (which excludes $4.0 million that is recorded in discontinued operations) was recorded to write down their carrying values to their fair values for the year ended December 31, 2013. If market conditions deteriorate or if management’s plans for certain properties change, additional impairment charges could be required in the future.

For the year ended December 31, 2015, impairment losses of $44.2 million were recorded related to one of our indirectly-owned properties located in Richmond, Virginia. For the year ended December 31, 2014, impairment losses of $97.7 million were recorded related to two of our indirectly-owned properties located in Richmond, Virginia and Phoenix, Arizona. During the year ended December 31, 2013, no impairment loss was recorded related to our indirectly-owned properties. See Note 6 — Investments in Unconsolidated Entities for additional information.

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

Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements have been for the acquisition of real estate investments, property-level operating expenses, capital improvements and leasing costs, debt service, corporate-level general and administrative expenses, distributions and redemptions. We have four primary sources of capital for meeting our cash requirements:

•	proceeds from our dividend reinvestment plan;

•	debt financings, including secured or unsecured facilities;

•	proceeds from the sale of our properties; and

•	cash flow generated by our real estate investments and operations.

We are focused on maintaining a strong cash position and managing our capital needs.  Our liquidity needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities.  Additionally, due to our ability to execute on several strategic asset sales we had liquidity available to acquire several additional investment properties in order to reposition our portfolio for a liquidity event. If we continue to sell significant assets and do not reinvest the proceeds in additional investments, it will reduce the cash flow generated by our properties and may adversely impact our ability to pay regular distributions to our stockholders at the current distribution rate. Below is a list of properties acquired and sold by us and the Core Fund during 2015:

Hines REIT Acquisitions and Asset Sales

•	Citymark - In February 2015, we sold Citymark, an office building located in Dallas, Texas, from which we received net proceeds of $37.2 million.

•
Civica Office Commons - In February 2015, we acquired Civica Office Commons, a portfolio of two Class A office buildings located in Bellevue, Washington, for a contract purchase price of $205.5 million.

•	4050/4055 Corporate Drive - In April 2015, we sold 4050/4055 Corporate Drive, an industrial property located in Dallas, Texas, from which we received net proceeds of $42.8 million.

•	2851 Junction Avenue - In May 2015, we acquired 2851 Junction Avenue, a Class A office building located in San Jose, California, for a contract purchase price of $86.9 million.

•	2555 Grand - In July 2015, we sold 2555 Grand, an office building located in Kansas City, Missouri, from which we received net proceeds of $151.5 million.

Core Fund Asset Sales

•
One North Wacker - In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker, an office building located in Chicago, Illinois. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. At the date of disposition, we owned a 12% effective interest in One North Wacker. The Core Fund received net proceeds of $238.6 million from this sale. We recognized a gain on sale of $34.3 million.

•
Charlotte Plaza - In April 2015, the Core Fund sold Charlotte Plaza, an office building located in Charlotte, North Carolina. The Core Fund received net proceeds of $72.5 million from this sale. We recognized a gain on sale of $6.7 million. At the date of disposition, we owned a 24% effective interest in Charlotte Plaza.

•
333 West Wacker - In November 2015, the Core Fund sold 333 West Wacker, an office building located in Chicago, Illinois. The Core Fund received net proceeds of $178.1 million from this sale. We recognized a gain on sale of $20.0 million. At the date of disposition, we owned a 20% effective interest in 333 West Wacker.

•
Riverfront Plaza - In December 2015, the Core Fund sold Riverfront Plaza, an office building located in Richmond, Virginia. The Core Fund received net proceeds of $67.1 million from this sale. At the date of disposition, we owned a 24% effective interest in Riverfront Plaza.

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

Cash flows from operating activities decreased by $21.1 million in 2015 compared to 2014 primarily due to a decrease in equity in earnings from the Core Fund and an increase in deferred leasing costs paid during 2015.

Cash flows from operating activities increased by $58.8 million in 2014 compared to 2013 primarily due to the acquisition of the Howard Hughes Center and the Grocery-Anchored Portfolio Transaction during 2014 and an increase in distributions received from the Core Fund.

Cash Flows from Investing Activities

Cash flows from investing activities generally relate to the acquisition and disposition of real estate investments, return of capital distributions from the Core Fund and capital expenditures at our properties. Described below are certain significant transactions, which may be helpful in understanding changes in our investing cash flows during the years ended December 31, 2015, 2014 and 2013.

2015

•	We had cash outflows of $270.3 million related to our acquisitions of Civica Office Commons in February 2015 and 2851 Junction Avenue in May 2015.

•	We received aggregate proceeds of $231.5 million from the sales of 2555 Grand, Citymark and 4050/4055 Corporate Drive in 2015.

•
We received distributions from the Core Fund totaling $135.9 million, of which $92.7 million was included in cash flows from investing activities, as they exceeded our equity in earnings of our investment in the Core Fund.

•	We funded capital expenditures of $13.8 million, at our properties.

2014

•	We had cash outflows of $474.9 million related to our acquisition of the Howard Hughes Center in January 2014.

•
We prepaid our outstanding debt balance with Deutsche Bank AG, New York Branch (“Deutsche Bank”) related to the Citymark, 3 Huntington Quadrangle and 5th and Bell properties in November 2014. As a result of the payment of the debt, we no longer required to maintain a letter of credit for $116.9 million from the Bank of Montreal, thereby releasing the related restricted cash.

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

•	We paid $15.0 million related to a deposit on our acquisition of the Civica Office Commons, which closed in February 2015.

•	We had cash outflows related to investments in property of $10.4 million, primarily as a result of capital expenditures at our properties.
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

•	We paid $30.0 million related to a deposit on the acquisition of the Howard Hughes Center, which closed in January 2014.

•
We received distributions from the Core Fund totaling $94.1 million, of which $50.9 million was included in cash flows from investing activities as they exceeded our equity in earnings of the joint venture.

•	We had cash outflows related to investments in property of $8.6 million, primarily as a result of capital expenditures at our properties.

•
We experienced a decrease in restricted cash of $1.1 million largely due to the reduction of the mortgage escrow balance that was previously required on the Raytheon/DIRECTV buildings, which we sold in 2013.

Cash Flows from Financing Activities

Redemptions

During the years ended December 31, 2015, 2014 and 2013, we funded redemptions of $34.4 million, $42.4 million and $43.8 million, respectively, pursuant to the terms of our share redemption program. Generally, funds available for redemption are limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter.  However, our board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. Our board of directors determined to waive this limitation on the share redemption plan and fully honor all eligible requests received for all periods since our share redemption program reopened, which were in excess of the $21.9 million received in the aggregate from the dividend reinvestment plan in the prior quarters. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program” for additional information regarding our share redemption program.

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

Further, with the authorization of our board of directors, we declared distributions for April 2013 through March 2016. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the years ended December 31, 2015, 2014 and 2013, including the breakout between the distribution paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders			Noncontrolling Interests
Years Ended	Cash Distributions	Distributions Reinvested	Total Declared (1) (2)	Total Declared (1)
December 31, 2015	$38,600	$21,711	$60,311	$299
December 31, 2014	$38,722	$22,411	$61,133	$299
December 31, 2013	$244,277	$28,801	$273,078	$1,248

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

For the years ended December 31, 2015, 2014 and 2013, we funded cash distributions with cash flows from operating activities (93%, 78% and 8%, respectively), distributions received from our unconsolidated investments (0%, 22% and 20%, respectively) and proceeds from the sales of our real estate investments (7%, 0% and 72%, respectively).

Debt Financings

During the years ended December 31, 2015, 2014 and 2013, we were proactive in managing our debt portfolio by repaying or refinancing our outstanding borrowings as they became due or when properties were sold. We use debt financing from time to time for acquisitions, property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which are entered into at the time each real estate property is acquired.  As of December 31, 2015, our debt financing had a weighted average interest rate of 3.9% (including the effect of interest rate swaps) compared to a weighted average interest rate of 3.9% and 5.0% (including the effect of interest rate swaps) as of December 31, 2014 and 2013, respectively.  Additionally, as of December 31, 2015 our portfolio was approximately 37% leveraged, with 53% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps), compared with 41% and 42% leveraged, at December 31, 2014 and 2013, respectively. This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro-rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.

The following list summarizes our debt financings for the years ended December 31, 2015, 2014 and 2013:

2015

•
We received proceeds of $30.0 million related to our Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) to fund our acquisition of Civica Office Commons. We made a payment of $30.0 million to fully pay down this financing in July 2015.

•
We received proceeds of $278.0 million under a revolving credit facility (the “Revolving Loan Commitment”) pursuant to a credit agreement with Chase and we made payments of $268.6 million related to this agreement.

•	We made payments of $9.1 million to fully pay down the Arapahoe Business Park I secured mortgage loan in April 2015.

•	We made payments of $9.5 million to fully pay down the Arapahoe Business Park II secured mortgage loan in September 2015.

•	We also made aggregate payments of $5.4 million related to 1515 S. Street, JP Morgan Chase Tower, 345 Inverness Drive and Thompson Bridge Commons secured mortgage loans.

•	We made payments of $0.3 million for financing costs related to our loans.

2014

•
We received proceeds of $425.0 million related to our acquisition credit agreement (the “JPMorgan Acquisition Credit Agreement”) with Chase upon acquisition of the Howard Hughes Center and we made a payment of $45.0 million related to this agreement in February 2014. We also made an additional payment of $10.0 million in April 2014 on the JPMorgan Acquisition Credit Agreement such that the entire $380.0 million amount of loans outstanding under the JPMorgan Acquisition Credit Agreement had been repaid as of March 31, 2014.

•
We received proceeds of $170.0 million under the Revolving Loan Commitment and $200.0 million under a term loan (the “Term Loan Commitment”) pursuant to a credit agreement with Chase in order to repay $370.0 million in loans outstanding under the JPMorgan Acquisition Credit Agreement. The $370.0 million payment, along with the $45.0 million and $10.0 million payments, repaid the JPMorgan Acquisition Credit Agreement in full.

•
We also made payments of $64.0 million in May 2014, $25.0 million in July 2014, $10.0 million in September 2014, $40.0 million in October 2014 and $110.0 million in November 2014 under the Revolving Loan Commitment.

•	We received proceeds of $15.0 million and $116.0 million under the Revolving Loan Commitment in September 2014 and November 2014, respectively.

•
We prepaid our outstanding debt balance on the Deutsche Bank Credit Facility of $102.3 million related to the Citymark, 3 Huntington Quadrangle and 5th and Bell properties in November 2014. In connection with the prepayment of the debt, we incurred a breakage fee of $12.3 million to terminate the related swap agreements with Deutsche Bank.

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

Year ended December 31, 2015 compared to the year ended December 31, 2014

Results of Operations

Results for our Directly-Owned Properties

We directly owned 20 same-store properties as of January 1, 2014 that were 90% leased as of each of December 31, 2015 and 2014. The average effective annual rent per square foot (defined as the gross rent amounts after the effect of tenant concessions including any free rent divided by the total number of square feet) for the same-store properties is approximately $21.68 per square foot as of December 31, 2015 as compared to $21.99 per square foot as of December 31, 2014.

The following table presents the same-store property revenues in excess of expenses for the year ended December 31, 2015, as compared to the same period in 2014. Recent acquisitions include the results of properties that were acquired during 2015 or 2014. Disposed properties include the results of operations of properties that were sold, but whose results were not classified as discontinued operations. See Note 5 —Discontinued Operations for additional information regarding our property dispositions that were classified as discontinued operations. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2015	2014	$	%
Property revenues in excess of expenses
Same-store properties	$75,934	$80,074	$(4,140)	(5.2)%
Recent acquisitions	39,333	27,343	11,990	43.9%
Disposed properties	6,912	21,578	(14,666)	(68.0)%
Total property revenues in excess of expenses	$122,179	$128,995	$(6,816)	(5.3)%

Other
Depreciation and amortization	$87,923	$95,827	$(7,904)	(8.2)%
Impairment losses	$19,663	$3,314	$16,349	493.3%
Gain (loss) on derivative instruments, net	$16,945	$33,258	$(16,313)	(49.0)%
Gain (loss) on settlement of derivative instruments	$—	$(12,334)	$12,334	(100.0)%
Gain (loss) on sale or dissolution of unconsolidated joint venture	$—	$13,381	$(13,381)	(100.0)%
Gain (loss) on sale of real estate investments	$50,144	$18,525	$31,619	170.7%
Interest expense	$37,684	$47,352	$(9,668)	(20.4)%
Interest and other income, net	$46	$655	$(609)	(93.0)%
Income tax expense	$225	$310	$(85)	(27.4)%

Same-store property revenues in excess of expenses decreased 5.2% for the year ended December 31, 2015 primarily due to:

•	a non-recurring termination payment received at 3 Huntington Quadrangle in 2014;

•	an increase in tenant improvement amortization (which reduces rental revenue) due to leasing at JPMorgan Chase Tower in 2014;

•	an increase in rental revenue at 5th and Bell and 321 North Clark for new leases executed in 2014;

•	a decrease in termination payments received at JPMorgan Chase Tower in 2015; and

•	a decrease in rental rates at 3 Huntington Quadrangle in 2015.

Depreciation and amortization decreased during the year ended December 31, 2015, primarily due to the sale of several properties during 2014 and 2015.

During 2015, we determined that our directly-owned properties located in Dallas, Texas and Melville, New York were impaired since the projected undiscounted cash flows for these properties were less than their carrying values. Accordingly, we recorded an impairment charge of $19.7 million to write these assets down to fair value for the year ended December 31, 2015.

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

Gain on derivative instruments decreased during the year ended December 31, 2015, as a result of the termination of the swap agreements in 2014 in connection with the retirement of debt at the Citymark, 3 Huntington Quadrangle and 5th and Bell properties.

Loss on settlement of derivative instruments decreased during the year ended December 31, 2015, primarily due to a prepayment penalty paid in connection with the retirement of debt at the Citymark, 3 Huntington Quadrangle and 5th and Bell properties in November 2014.

In January 2014, we dissolved our joint venture with Weingarten. As a result of the Grocery-Anchored Portfolio Transaction, we recognized a gain on sale of $13.2 million.

Gain on sale of real estate investments increased during the year ended December 31, 2015, as a result of the sale of several properties. See Note 3 — Real Estate Investments for additional information regarding dispositions in 2015 and 2014.

Interest expense decreased during the year ended December 31, 2015, as a result of a decrease in total debt outstanding and a lower weighted average interest rate on our debt.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  As a result of future potential disposals and other factors, our results of operations for the period ended December 31, 2015 could differ from our results of operations in future periods.

Results for our Indirectly-Owned Properties

Our Interest in the Core Fund

As of December 31, 2015, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in six properties that were 83% leased. As of December 31, 2014, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 10 properties that were 84% leased. Our equity in earnings related to our investment in the Core Fund for the year ended December 31, 2015 was $43.3 million compared to equity in earnings of $56.9 million for the year ended December 31, 2014.  The change in our equity in earnings (losses) for the year ended December 31, 2015 primarily resulted from the following:

•
In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker for $240.0 million. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. One North Wacker was acquired in March 2008 for a contract purchase price of $540.0 million. As a result of the sale of the 51% interest in One North Wacker, the Core Fund recorded a gain on sale of $140.2 million. As a result of the sale, we recognized a gain on sale of $34.3 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.

•
In April 2015, the Core Fund sold Charlotte Plaza for a contract sales price of $160.0 million. Charlotte Plaza was acquired in June 2007 for a contract purchase price of $175.5 million. As a result of the sale of Charlotte Plaza, the Core Fund recorded a gain on sale of $27.3 million. As a result of the sale, we recognized a gain on sale of $6.7 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.

•
In November 2015, the Core Fund sold 333 West Wacker for a contract sales price of $320.5 million. 333 West Wacker was acquired in April 2006 for a contract purchase price of $223.0 million. As a result of the sale of 333 West Wacker, the Core Fund recorded a gain on sale of $102.7 million. As a result of the sale, we recognized a gain on sale of $20.0 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.

•
During the year ended December 31, 2015, the Core Fund recorded impairment losses of $44.2 million on Riverfront Plaza in Richmond, Virginia due to deterioration of market conditions. In December 2015, the Core Fund sold Riverfront Plaza for a contract sales price of $147.5 million. Riverfront Plaza was acquired in November 2006 for a contract purchase price of $277.5 million. These impairments resulted in a decrease in our equity in earnings (losses) of unconsolidated entities, net, attributable to our investment in the Core Fund of $10.8 million, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.

Corporate Level Activities

Corporate-level activities include results related to derivative instruments, asset management fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have several interest rate swap transactions with Deutsche Bank, who purchased the interest in the swaps from HSH Nordbank AG, New York Branch (“HSH Nordbank”) in December 2015. These swap transactions were entered into as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow or fair value hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2015 and 2014. The gains (losses) on derivative instruments recorded during the years ended December 31, 2015 and 2014 is the result of changes in the fair value of interest rate swaps during each period.

We recorded a gain on derivative instruments of $16.9 million for the year ended December 31, 2015 compared to gain of $33.3 million for the year ended December 31, 2014. The amount currently reflected is not necessarily indicative of the ultimate cash that will be paid out at the maturity date of our interest rate swaps. Additionally, we terminated a portion of the swap agreement as a result of the repayment of debt at Citymark, 3 Huntington Quadrangle and 5th and Bell and incurred a $12.3 million breakage fee in 2014. These amounts are included in gain (loss) on settlement of derivative instruments in the consolidated statements of operations and comprehensive income (loss).

Other Corporate-level Activities

The table below provides detail relating to our asset management and general and administrative expenses for the years ended December 31, 2015 and 2014.  All amounts are in thousands, except percentages:

	Years Ended December 31,		Change
	2015	2014	$	%
Acquisition fee	$580	$1,012	$(432)	(42.7)%
Asset management fees	35,996	36,030	(34)	(0.1)%
Asset management and acquisition fees	$36,576	$37,042	$(466)	(1.3)%

Acquisition-related expenses	$505	$375	$130	34.7%
General and administrative expenses	$6,635	$6,950	$(315)	(4.5)%

We pay acquisition fees to our Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is equal to 0.50% of (i) the purchase price of real estate investments acquired directly by us, including any debt attributable to such investments or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. However, our Advisor waived significant portions of the acquisition fees owed to it in relation to the acquisitions of Howard Hughes Center in 2014, Civica Office Commons and 2851 Junction Avenue in 2015. In total, we incurred $0.6 million of acquisition fees payable to the Advisor during the year ended December 31, 2015, net of waivers of $0.9 million. During the year ended December 31, 2014, we incurred $1.0 million of acquisition fees payable to the Advisor during the year ended December 31, 2014, net of waivers of $1.5 million.

We pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. Excluding the effect on the adjustments for the Participation Interest liability at fair value (see below), our asset management fees decreased by $1.6 million for the year ended December 31, 2015 compared to the prior year was due in part to our disposition of our real estate investments in 2015, which was more than the disposition of our real estate investments in 2014.

We record a liability related to the Participation Interest component of the asset management fee, which is based on the estimated settlement value in the accompanying consolidated balance sheets and remeasured at fair value at each balance sheet date plus any unpaid distributions. The fair value of the Operating Partnership interest underlying the Participation Interest liability is determined based on the estimated NAV per share most recently determined by our board of directors as of each balance sheet date. Adjustments required to remeasure this liability at fair value are included in asset management fees in the accompanying consolidated statement of operations. We were required to revalue our Participation Interest liability as a result of the new estimated NAV per share determined by our board of directors in September 2015 which increased our asset management fee by $2.7 million during the year ended December 31, 2015.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. General and administrative expenses decreased for the year ended December 31, 2015 due to the elimination of a fee related to a letter of credit that is no longer required.

Year ended December 31, 2014 compared to the year ended December 31, 2013

Results for our Directly-Owned Properties

We directly owned 15 same-store properties as of January 1, 2013 that were 91% leased as of December 31, 2014 as compared to 87% leased as of December 31, 2013. The average effective annual rent per square foot (defined as the gross rent amounts after the effect of tenant concessions including any free rent divided by the total number of square feet) for the same store properties is approximately $21.74 per square foot as of December 31, 2014 as compared to $19.81 per square foot as of December 31, 2013.

The following table presents the same-store property revenues in excess of expenses for the year ended December 31, 2014, as compared to the same period in 2013. Disposed properties include the results of operations of properties that were sold, but whose results were not classified as discontinued operations. See “Discontinued Operations” below for additional information regarding our property dispositions that were classified as discontinued operations. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2014	2013	$	%
Property revenues in excess of expenses
Same-store properties	$83,379	$74,877	$8,502	11.4%
Recent acquisitions	39,611	—	39,611	—%
Disposed properties	6,005	10,388	(4,383)	(42.2)%
Total property revenues in excess of expenses	$128,995	$85,265	$43,730	51.3%

Other
Depreciation and amortization	$95,827	$51,262	$44,565	86.9%
Impairment losses	$3,314	$33,878	$(30,564)	(90.2)%
Gain (loss) on settlement of derivative instruments	$(12,334)	$(5,374)	$(6,960)	129.5%
Gain (loss) on sale of real estate investments	$18,525	$—	$18,525	—%
Interest expense	$47,352	$47,453	$(101)	(0.2)%
Interest and other income, net	$655	$779	$(124)	(15.9)%
Income tax expense	$310	$274	$36	13.1%

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

Discontinued Operations

In July 2013, we sold the Raytheon/DIRECTV buildings and One Wilshire, which we acquired in March 2008 and August 2007, respectively, for a contract purchase price of $407.0 million. The Raytheon and DIRECTV buildings comprise a two-building office complex in the South Bay submarket in El Segundo, California, and One Wilshire is an office building with retail space and a subterranean parking garage located in Los Angeles, California. The contract sales price was $550.0 million.

In March 2013, we sold Williams Tower, an office building with an adjacent parking garage located in the Galleria/West Loop submarket of Houston, Texas, which we acquired in May 2008 for a contract purchase price of $271.5 million.  The contract sales price was $412.0 million.

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

Results for our Indirectly-Owned Properties

Our Interest in the Core Fund

As of December 31, 2014, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 10 properties that were 84% leased. As of December 31, 2013, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 13 properties that were 85% leased. Our equity in earnings related to our investment in the Core Fund for the year ended December 31, 2014 was $56.9 million compared to equity in earnings of $80.4 million for the year ended December 31, 2013.  The change in our equity in earnings (losses) for the year ended December 31, 2014 primarily resulted from the following:

•
In January 2014, the Core Fund sold 101 Second Street for a contract sales price of $297.5 million. 101 Second Street was acquired in September 2004 for a contract purchase price of $157.0 million. As a result of the sale of 101 Second Street, the Core Fund recorded a gain on sale of $174.4 million. As a result of the sale, we recognized a gain of $41.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

•
In May 2014, the Core Fund sold The KPMG Building for a contract sales price of $274.0 million. The KPMG Building was acquired in September 2004 for a contract purchase price of $148.0 million. As a result of the sale of The KPMG Building, the Core Fund recorded a gain on sale of $155.9 million. As a result of the sale, we recognized a gain of $37.2 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

•
In June 2014, the Core Fund sold 720 Olive Way for a contract sales price of $101.0 million. 720 Olive Way was acquired in January 2006 for a contract purchase price of $83.7 million. As a result of the sale of 720 Olive Way, the Core Fund recorded a gain on sale of $26.5 million. As a result of the sale, we recognized a gain of $5.0 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

Our Interest in the Grocery-Anchored Portfolio

As of December 31, 2013, we owned a 70% non-managing interest in the Grocery-Anchored Portfolio, a portfolio of 12 grocery-anchored shopping centers located in five states primarily in the southeastern United States. Our equity in earnings related to our investment in the Grocery-Anchored Portfolio for the years ended December 31, 2013 was insignificant. In January 2014, we completed the Grocery-Anchored Portfolio Transaction. See Note 1 — Organization — Investment Property for additional information.

Our Interest in Distribution Park Rio

During the year ended December 31, 2013, we sold our 50% indirect interest in Distribution Park Rio and recognized a gain of $16.1 million as a result of the sale. See “Executive Summary” for further information.

Corporate Level Activities

Corporate-level activities include results related to derivative instruments, asset management fees, general and administrative expenses as well as other expenses which are not directly related to our property operations.

Derivative Instruments

We have several interest rate swap transactions with Deutsche Bank, who purchased the interest in the swaps from HSH Nordbank in December 2015. These swap transactions were entered into as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow or fair value hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2014 and 2013. The gains (losses) on derivative instruments recorded during the years ended December 31, 2014 and 2013 is the result of changes in the fair value of interest rate swaps during each period.

We recorded a gain on derivative instruments of $33.3 million for the year ended December 31, 2014 compared to gain of $33.6 million for the year ended December 31, 2013. We expect to hold the underlying investments to their maturities; therefore, the amount currently reflected is not necessarily indicative of the ultimate cash that will be paid out at the maturity date of our interest rate swaps. Additionally, we terminated a portion of the swap agreement as a result of the repayment of debt at Citymark, 3 Huntington Quadrangle and 5th and Bell and incurred a $12.3 million breakage fee in 2014. We also incurred a $5.4 million breakage fee in 2013, as a result of a termination of a swap agreement at Seattle Design Center. These amounts are included in gain (loss) on settlement of derivative instruments in the consolidated statements of operations and comprehensive income (loss).

Other Corporate-level Activities

The table below provides detail relating to our asset management and general and administrative expenses for the years ended December 31, 2014 and 2013.  All amounts are in thousands, except percentages:

	Years Ended December 31,		Change
	2014	2013	$	%
Acquisition fee	$1,012	$—	$1,012	—%
Asset management fees	36,030	27,970	8,060	28.8%
Asset management and acquisition fees	$37,042	$27,970	$9,072	32.4%

Acquisition-related expenses	$375	$330	$45	13.6%
General and administrative expenses	$6,950	$7,281	$(331)	(4.5)%

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

The table below summarizes FFO and MFFO attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the years then ended (in thousands).

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$43,196	$47,899	$349,314
Depreciation and amortization (1)	87,923	95,827	59,570
(Gain) loss on sale or dissolution of investment property and unconsolidated joint venture (2)	(50,144)	(31,906)	(316,634)
Impairment on real estate investments (3)	19,663	3,314	37,883
Adjustments to equity in earnings (losses) from unconsolidated entities, net (4)	(31,194)	(38,087)	(54,572)
Adjustments for noncontrolling interests (5)	(1,037)	(1,249)	(390)
Funds From Operations attributable to common stockholders	68,407	75,798	75,171
(Gain) loss on derivative instruments (6)	(16,945)	(33,258)	(33,559)
Other components of revenues and expenses (7)	8,725	19,675	16,388
Acquisition fees and expenses (8)	1,085	1,387	330
Adjustments to equity in earnings (losses) from unconsolidated entities, net (4)	(2,059)	(2,095)	(3,883)
Adjustments for noncontrolling interests (5)	732	943	1,170
Modified Funds From Operations attributable to common stockholders	$59,945	$62,450	$55,617

Basic and diluted income (loss) per common share	$0.19	$0.21	$1.50
Funds From Operations attributable to common stockholders per common share	$0.31	$0.33	$0.32
Modified Funds From Operations attributable to common stockholders per common share	$0.27	$0.28	$0.24
Weighted average shares outstanding	223,369	226,412	231,551

(1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. This amount includes $8.3 million of depreciation and amortization related to discontinued operations for the year ended December 31, 2013.

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

(3)
Represents impairment charges recorded during 2015 in accordance with GAAP. Although such impairment charges on operating real estate investments and our investments in unconsolidated entities are included in the calculation of net income (loss), we have excluded them from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments and our investments in unconsolidated entities on a comparative basis. See “Results of Operations — Results of Directly-Owned Properties” for additional information regarding our impairment charges.

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

(7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Straight-line rent adjustment (a)	$(6,097)	$(5,527)	$(3,873)
Amortization of lease incentives (b)	16,852	15,678	16,661
Amortization of out-of-market leases (b)	(2,471)	(3,252)	(2,524)
Settlement of derivative instrument (c)	—	12,334	5,374
Other	441	442	750
	$8,725	$19,675	$16,388

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

Off-Balance Sheet Arrangements

As of December 31, 2015 and December 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2015. Specifically included are our obligations under long-term debt agreements (in thousands):

	Payments due by Period
Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Notes payable (1)	$396,000	$491,832	$—	$—	$887,832
Total contractual obligations (2)	$396,000	$491,832	$—	$—	$887,832

(1)
Notes payable includes principal and interest payments on mortgage loans outstanding as of December 31, 2015. Interest payments due to Deutsche Bank were determined using effective interest rates which were fixed as a result of interest rate swaps. Under the terms of each swap transaction, we have agreed to make monthly payments at fixed rates of interest and will receive monthly payments from Deutsche Bank based on 1-month LIBOR.

(2)
Excluded from the table above is the settlement of the $126.6 million liability related to the Participation Interest. Although we expect to settle this liability in the future, we are not currently able to estimate the date on which the settlement will occur. See Note 10 — Related Party Transactions to our consolidated financial statements for additional information.

Recent Developments and Subsequent Events

1515 S Street

In March 2016, we entered into a contract to sell 1515 S Street, an office building located in Sacramento, California. The contract sales price for 1515 S Street is expected to be approximately $68.5 million, exclusive of transaction costs and closing prorations. We originally acquired 1515 S Street in November 2005 for a contract purchase price of $66.6 million. We expect the closing of this sale to occur in April 2016, although there can be no assurances as to if or when this sale will be completed.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of December 31, 2015, we had $410.9 million in variable rate debt that was not hedged with an interest rate swap. If interest rates were to increase by 1%, we would incur an additional $4.1 million in interest expense.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Real Estate Investment Trust, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Real Estate Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Real Estate Investment Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.”

/s/ Deloitte & Touche LLP

Houston, Texas
March 28, 2016

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

	2015	2014
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,698,456	$1,634,658
Investments in unconsolidated entities	100,455	187,668
Cash and cash equivalents	69,743	56,821
Restricted cash	1,288	3,049
Distributions receivable	1,757	7,199
Tenant and other receivables, net	41,025	45,851
Intangible lease assets, net	124,265	145,688
Deferred leasing costs, net	143,656	126,772
Deferred financing costs, net	519	935
Other assets	2,567	17,810
TOTAL ASSETS	$2,183,731	$2,226,451

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$58,828	$64,534
Due to affiliates	4,501	4,694
Intangible lease liabilities, net	29,699	28,762
Other liabilities	16,603	14,799
Interest rate swap contracts	17,448	34,393
Participation interest liability	126,637	108,911
Distributions payable	15,219	15,403
Notes payable, net	852,245	865,117
Total liabilities	1,121,180	1,136,613

Commitments and contingencies (Note 13)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2015 and 2014	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 222,510 and 225,207 common shares issued and outstanding as of December 31, 2015 and 2014, respectively	223	225
Additional paid-in capital	2,101,105	2,110,537
Accumulated distributions in excess of earnings	(1,037,548)	(1,020,134)
Accumulated other comprehensive income (loss)	(1,229)	(790)
Total stockholders’ equity	1,062,551	1,089,838
Noncontrolling interests	—	—
Total equity	1,062,551	1,089,838
TOTAL LIABILITIES AND EQUITY	$2,183,731	$2,226,451

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$198,684	$219,435	$158,819
Other revenue	20,105	16,588	9,289
Total revenues	218,789	236,023	168,108
Expenses:
Property operating expenses	59,996	69,372	54,429
Real property taxes	30,931	31,713	24,282
Property management fees	5,683	5,943	4,132
Depreciation and amortization	87,923	95,827	51,262
Acquisition related expenses	505	375	330
Asset management and acquisition fees	36,576	37,042	27,970
General and administrative	6,635	6,950	7,281
Impairment losses	19,663	3,314	33,878
Total expenses	247,912	250,536	203,564
Operating income (loss)	(29,123)	(14,513)	(35,456)
Other income (expenses):
Gain (loss) on derivative instruments, net	16,945	33,258	33,559
Gain (loss) on settlement of derivative instruments	—	(12,334)	(5,374)
Gain (loss) on sale or dissolution of unconsolidated joint venture	—	13,381	16,087
Equity in earnings (losses) of unconsolidated entities, net	43,267	56,936	82,468
Gain (loss) on sale of real estate investments	50,144	18,525	—
Interest expense	(37,684)	(47,352)	(47,453)
Interest income	46	655	779
Income (loss) from continuing operations before benefit (provision) for income taxes	43,595	48,556	44,610
Benefit (provision) for income taxes	(225)	(310)	(274)
Income (loss) from continuing operations	43,370	48,246	44,336
Income (loss) from discontinued operations, net of taxes	(174)	(347)	304,978
Net income (loss)	43,196	47,899	349,314
Less: Net (income) loss attributable to noncontrolling interests	(299)	(299)	(1,248)
Net income (loss) attributable to common stockholders	$42,897	$47,600	$348,066
Basic and diluted income (loss) per common share	$0.19	$0.21	$1.50
Weighted average number of common shares outstanding	223,369	226,412	231,551

Net comprehensive income (loss):
Net income (loss)	$43,196	$47,899	$349,314
Other comprehensive income (loss):
Foreign currency translation adjustment	(439)	(244)	1,415
Net comprehensive income (loss)	42,757	47,655	350,729
Net comprehensive (income) loss attributable to noncontrolling interests	(299)	(299)	(1,248)
Net comprehensive income (loss) attributable to common stockholders	$42,458	$47,356	$349,481

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE January 1, 2013	231,680	$232	$2,147,111	$(1,091,561)	$(1,961)	$1,053,821	$—
Issuance of common shares	4,752	4	34,644	—	—	34,648	—
Redemption of common shares	(7,258)	(7)	(54,152)	—	—	(54,159)	—
Distributions declared	—	—	—	(263,106)	—	(263,106)	(1,248)
Other offering costs, net	—	—	(44)	—	—	(44)	—
Net income (loss)	—	—	—	348,066	—	348,066	1,248
Foreign currency translation adjustment	—	—	—	—	469	469	—
Reclassification of foreign currency translation adjustment to earnings	—	—	—	—	946	946	—
BALANCE December 31, 2013	229,174	$229	$2,127,559	$(1,006,601)	$(546)	$1,120,641	$—
Issuance of common shares	3,562	4	22,683	—	—	22,687	—
Redemption of common shares	(7,529)	(8)	(39,682)	—	—	(39,690)	—
Distributions declared	—	—	—	(61,133)	—	(61,133)	(299)
Other offering costs, net	—	—	(23)	—	—	(23)	—
Net income (loss)	—	—	—	47,600	—	47,600	299
Foreign currency translation adjustment	—	—	—	—	(244)	(244)	—
BALANCE, December 31, 2014	225,207	$225	$2,110,537	$(1,020,134)	$(790)	$1,089,838	$—
Issuance of common shares	3,366	4	22,004	—	—	22,008	—
Redemption of common shares	(6,063)	(6)	(31,401)	—	—	(31,407)	—
Distributions declared	—	—	—	(60,311)	—	(60,311)	(299)
Other offering costs, net	—	—	(35)	—	—	(35)	—
Net income (loss)	—	—	—	42,897	—	42,897	299
Foreign currency translation adjustment	—	—	—	—	(439)	(439)	—
BALANCE, December 31, 2015	222,510	$223	$2,101,105	$(1,037,548)	$(1,229)	$1,062,551	$—

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$43,196	$47,899	$349,314
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	104,725	109,245	76,222
(Gain) loss on sale of real estate investments and discontinued operations	(50,144)	(18,525)	(310,386)
(Gain) loss on settlement of debt on sale of discontinued operations	—	—	9,839
Impairment losses	19,663	3,314	37,884
(Gain) loss on sale or dissolution of unconsolidated joint venture	—	(13,381)	(16,087)
Equity in (earnings) losses of unconsolidated entities, net	(43,267)	(56,936)	(82,468)
Distributions received from unconsolidated entities	43,267	56,936	45,281
Other losses, net	150	38	27
(Gain) loss on derivative instruments, net	(16,945)	(33,258)	(33,559)
(Gain) loss on settlement of derivative instruments	—	12,334	5,374
Net change in operating accounts	(41,530)	(27,420)	(60,034)
Net cash provided by operating activities	59,115	80,246	21,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	—	(3,000)	(104,059)
Distributions received from unconsolidated entities in excess of equity in earnings	92,656	46,390	53,711
Investments in acquired properties and lease intangible	(270,333)	(474,912)	—
Capital expenditures at operating properties	(13,820)	(10,448)	(8,647)
Proceeds from sale of real estate investments and unconsolidated joint venture	231,468	142,105	962,885
Change in restricted cash	1,761	116,737	1,100
Deposits on investment property	—	(15,000)	(30,000)
Net cash provided by (used in) investing activities	41,732	(198,128)	874,990

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in security deposits	716	969	572
Redemption of common shares	(34,433)	(42,442)	(43,820)
Payments of offering costs	(36)	(27)	(36)
Distributions paid to stockholders and noncontrolling interests	(38,937)	(39,050)	(243,634)
Proceeds from notes payable	308,000	926,000	446,000
Payments on notes payable	(322,558)	(788,066)	(974,936)
Payments on settlement of debt and derivative instruments	—	(12,334)	(15,213)
Additions to deferred financing costs	(257)	(3,563)	(3,896)
Net cash provided by (used in) financing activities	(87,505)	41,487	(834,963)
Effect of exchange rate changes on cash	(420)	(256)	(192)
Net change in cash and cash equivalents	12,922	(76,651)	61,242
Cash and cash equivalents, beginning of year	56,821	133,472	72,230
Cash and cash equivalents, end of year	$69,743	$56,821	$133,472

See notes to the consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

Hines Real Estate Investment Trust, Inc., (“Hines REIT” and, together with its consolidated subsidiaries, the “Company”), was formed on August 5, 2003 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning interests in real estate. Beginning with its taxable year ended December 31, 2004, the Company operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is structured as an umbrella partnership REIT under which substantially all of the Company’s current and future business is and will be conducted through its majority-owned subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”). Hines REIT is the sole general partner of the Operating Partnership. The business of the Company is managed by Hines Advisors Limited Partnership (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the advisory agreement between the Company and the Advisor.

Public Offerings

Hines REIT commenced its initial public offering in June 2004 and has raised approximately $2.7 billion through three public offerings, including shares of its common stock offered pursuant to its dividend reinvestment plan.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s new $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through December 31, 2015, Hines REIT received gross offering proceeds of $205.5 million from the sale of 26.6 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of December 31, 2015 and December 31, 2014, Hines REIT owned a 91.8%  and 92.7% general partner interest, respectively, in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% limited partnership interest in the Operating Partnership as of both December 31, 2015 and December 31, 2014. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”) owned a 7.7% and 6.8% profits interest (the “Participation Interest”) in the Operating Partnership as of December 31, 2015 and December 31, 2014, respectively. See Note 10 — Related Party Transactions for additional information regarding the Participation Interest.

Investment Property

As of December 31, 2015, the Company owned direct and indirect investments in 29 properties. These properties consisted of 21 U.S. office properties and a portfolio of 8 grocery-anchored shopping centers located in four states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company makes investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 28.8% non-managing general partner interest as of both December 31, 2015 and December 31, 2014. The Company accounts for its investment in the Core Fund using the equity method of accounting.

In 2008, the Company formed a joint venture with Weingarten Realty Investors (“Weingarten”), through which the Company owned a 70% interest in a portfolio of 12 grocery-anchored shopping centers. The Company accounted for this joint venture as an equity method investment. In January 2014, the Company dissolved this joint venture and, as a result, eight of the shopping centers were distributed to the Company along with $0.4 million in cash (“Grocery-Anchored Portfolio Transaction”). As of January 2014, the Company has consolidated the eight properties that it received as a result of the Grocery-Anchored Portfolio Transaction. The remaining shopping centers were distributed to Weingarten. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Grocery-Anchored Portfolio Transaction.

In January 2013, the Company sold its 50% interest in Distribution Park Rio, an industrial property in Rio de Janeiro, Brazil to an affiliate of Hines. The Company accounted for this joint venture as an equity method investment prior to its sale in 2013. See Note 6 — Investments in Unconsolidated Entities for additional information regarding the Company’s investments in unconsolidated entities.

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

Basis of Presentation

The consolidated financial statements of the Company included in this annual report include the accounts of Hines REIT, the Operating Partnership and the Operating Partnership’s wholly-owned subsidiaries as well as the related amounts of noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation. The Company has retroactively changed, for all periods presented, its classification of distributions in the consolidated balance sheet and statement of equity by reflecting such distributions as charges against “accumulated distributions in excess of earnings.”  This presentation change had no impact on the balances in total equity in any of the periods presented.

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

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the fair value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in any of its partially-owned real estate joint ventures for the years ended December 31, 2015, 2014, and 2013. The Company dissolved its joint venture with Weingarten in January 2014 and recognized a gain of $13.2 million as a result of the dissolution of the joint venture. The Company sold its investment in Distribution Park Rio in January 2013 and recognized a gain of $16.1 million as a result of the sale. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil. The Company’s foreign subsidiaries translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities were translated at the exchange rate in effect as of the balance sheet date. Income statement amounts were translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains and losses resulting from translation were included in accumulated other comprehensive income as a separate component of stockholders’ equity. The Company disposed of its investment in Distribution Park Rio in January 2013 as well as its investment in Atrium on Bay in June 2011. Upon disposal of these properties, the Company realized a gain or loss related to the currency translation adjustment which was included in the gain on disposal in its consolidated statement of operations. During the year ended December 31, 2013, the Company realized a loss of $0.9 million related to a currency translation adjustment as a result of the disposal of its indirectly-owned property in Brazil. Accumulated other comprehensive income as of December 31, 2015 and 2014 is related to remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

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

For the year ended December 31, 2015, the Company determined that two of its directly-owned investment properties located in Dallas, Texas and Melville, New York were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values. As a result, impairment losses were recorded related to those properties of $19.7 million for the year ended December 31, 2015. For the year ended December 31, 2014, the Company determined that one of its directly-owned investment properties located in Seattle, Washington was impaired, since the contract sales price for this property was less than its carrying value. As a result, an impairment loss of $0.3 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2014. For the year ended December 31, 2013, the Company determined that four of its directly-owned investment properties located in El Segundo, California, Miami, Florida, Minneapolis, Minnesota and Dallas, Texas were impaired, since the projected undiscounted cash flows for these properties were less than their carrying values.  As a result, an impairment loss of $33.9 million (which excludes $4.0 million that is recorded in discontinued operations) was recorded to write down their carrying values to their fair value for the year ended

December 31, 2013. If market conditions deteriorate or if management’s plans for certain properties change, additional impairment charges could be required in the future. See Note 14 — Fair Value Disclosures — Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Impairment of Investment Property for additional information.

For the year ended December 31, 2015, impairment losses of $44.2 million were recorded related to one of the Company’s indirectly-owned properties located in Richmond, Virginia. For the year ended December 31, 2014, impairment losses of $97.7 million were recorded related to two of the Company’s indirectly-owned properties located in Richmond, Virginia and Phoenix, Arizona. For the year ended December 31, 2013, no impairment loss was recorded related to the Company’s indirectly-owned properties. See Note 6 — Investments in Unconsolidated Entities for additional information.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2015 and 2014, the Company had restricted cash of $1.3 million and $3.0 million, respectively. The Company previously entered into a variable-rate pooled mortgage facility (the “Deutsche Bank Credit Facility,” formerly known as “HSH Credit Facility”) with HSH Nordbank AG, New York Branch (“HSH Nordbank”). In December 2015, HSH Nordbank sold its interest in the Deutsche Bank Credit Facility and its related swap agreements to Deutsche Bank AG, New York Branch (“Deutsche Bank”). In November 2014, the Company repaid the outstanding debt balance it owed under the Deutsche Bank Credit Facility of $102.3 million related to the Citymark, 3 Huntington Quadrangle and 5th and Bell properties prior to their specified maturity dates. In connection with the repayment of the debt, the Company incurred breakage fees of $12.3 million to terminate the related swap agreements. As a result of the repayment of the debt, the Company is no longer required to maintain a letter of credit with the Bank of Montreal and thereby released the restricted cash of $116.9 million.

The remaining balance in restricted cash for each period is related to escrow accounts required by certain of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2015 and 2014, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash. The Federal Deposit Insurance Corporation generally only insures limited amounts per depositor per insured bank.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $4.1 million and $4.5 million at December 31, 2015 and December 31, 2014, respectively.

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

Tenant inducement amortization was $16.9 million, $15.7 million and $16.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $5.2 million, $5.5 million and $6.2 million as amortization expense related to other direct leasing costs for the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These fees are presented as a direct reduction to the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs were $1.7 million and $3.5 million as of the years ended December 31, 2015 and 2014. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2015, 2014 and 2013, $2.0 million, $2.7 million and $3.5 million, respectively, of deferred financing costs were amortized into interest expense in the accompanying consolidated statements of operations. See — Recent Accounting Pronouncements for additional information regarding the presentation of debt issuance costs in the financial statements.

Other Assets

Other assets included the following (in thousands):

	December 31, 2015	December 31, 2014
Deposit on investment property	$—	$15,000	(1)
Prepaid insurance	663	724
Prepaid taxes	547	537
Other	1,357	1,549
Total	$2,567	$17,810

(1)	In December 2014, the Company funded a $15.0 million deposit related to its acquisition of the Civica Office Commons, which the Company acquired in February 2015.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of December 31, 2015 and December 31, 2014, respectively, the Company recorded liabilities of $8.5 million and $7.2 million related to prepaid rental payments which were included in other liabilities in the accompanying consolidated balance sheets.  The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $36.9 million and $40.5 million as of December 31, 2015 and December 31, 2014, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

Hines REIT has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In addition, as of December 31, 2015 and 2014 the Company owned an investment in the Core Fund, which has invested in properties through other entities that have elected to be taxed as REITs.

Hines REIT’s management believes that the Company and the applicable entities in the Core Fund are organized and operate in such a manner as to qualify for treatment as REITs and intend to operate in the foreseeable future in such a manner so that they will remain qualified as REITs for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes in the accompanying consolidated financial statements. In 2015, 2014 and 2013, income tax expense recorded by the Company was primarily comprised of a provision for the Texas margin tax. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redemption of Common Stock

In March 2013, the Company’s board of directors amended and restated the Company’s share redemption program to reinstate the program effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. Prior to its reinstatement, the share redemption program had been suspended by the board of directors since November 30, 2009, except with respect to redemption requests made in connection with the death or disability (as defined in the Code) of a stockholder. Generally, funds available for redemption are limited to the amount of proceeds received from the Company’s dividend reinvestment plan in the prior quarter.  However, the board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of the Company’s shares outstanding as of the same date in the prior calendar year. The board of directors determined to waive the limitation on the share redemption program and fully honor all eligible requests received for the year ended December 31, 2015 totaling $31.4 million, which was in excess of the $21.9 million received from the dividend reinvestment plan in the prior quarters. The Company has recorded liabilities of $7.1 million and $10.2 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2015 and December 31, 2014, respectively, related to shares that had been tendered for redemption and approved for redemption by the board of directors as of those dates, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity based on a redemption price of $5.45 per share for ordinary share redemption requests and $6.40 per share for redemption requests in connection with the death or disability of a stockholder made in 2014, $6.50 per share for redemption requests in connection with the death or disability of a stockholder made during the first three quarters of 2015 and $6.65 per share for redemption requests in connection with the death or disability of a stockholder made during the fourth quarter of 2015. The estimated per share net asset value of the Company’s common stock as of September 30, 2014 was $6.50 and was determined by the Company’s board of directors in December 2014. The estimated per share net asset value of the Company’s common stock as of June 30, 2015 is $6.65 and was determined by the Company’s board of directors in September 2015.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

In connection with recent amendments to the Accounting Standards Codification (“ASC” or the “Codification”) issued by the Financial Accounting Standards Board (“FASB”) regarding the presentation of debt issuance costs in financial statements, the Company reclassified deferred financing costs, excluding costs related to the Company’s revolving credit arrangements, of $2.5 million as of December 31, 2014, to notes payable on the consolidated balance sheet.

Recent Accounting Pronouncements

In April 2014, the FASB issued amendments to the Codification to provide guidance on reporting discontinued operations. These amendments raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and early adoption was permitted. The Company elected to adopt these amendments, effective January 1, 2014. As a result, the Company did not report any sales of real estate investment property in discontinued operations for the years ended December 31, 2015 and 2014 since the Company concluded that these sales do not represent a “strategic shift” in the Company’s operations. See Note 3 — Real Estate Investments for additional information regarding the sales of Citymark, 4050/4055 Corporate Drive and 2555 Grand that did not qualify as discontinued operations as of December 31, 2015.

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

In February 2015, the FASB issued amendments to the Codification to provide guidance on consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company has evaluated the impact of the adoption of these amendments on our consolidated financial statements and has determined that the Company’s operating partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest. The Company has also determined that the Core Fund will be considered to be a VIE as a result of this new guidance. However, the Company will not consolidate the Core Fund since the Company is not the primary beneficiary.

In April 2015 and August 2015, the FASB issued amendments to change the prior guidance concerning the presentation of debt issuance costs in the financial statements.  Under this revised guidance, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, except for costs related to lines of credit which will remain an asset in the financial statements.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted.  The Company elected to adopt these amendments early, effective for the year ended December 31, 2015 and retroactively reclassified the prior periods presented. See — Reclassifications above for the impact on the Company’s consolidated balance sheet.

In September 2015, the FASB issued new guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company does not expect this new guidance to have a material impact on its financial statements upon adoption.

In January 2016, the FASB issued new guidance intended to improve the recognition and the measurement of financial instruments.  The Accounting Standards Update (“ASU”) will require equity investments, excluding those investments accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income; will simplify the impairment assessment of those investments; will eliminate the disclosure of the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost and change the fair value calculation for those investments; will change the disclosure in other comprehensive income for financial liabilities that are measured at fair value in accordance with the fair value options for financial instruments; and will clarify that a deferred asset related to available-for-sale securities should be included in an entity's evaluation for a valuation allowance.  This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The Company is currently assessing the impact the adoption of this guidance will have on its financial statements.

In February 2016, the FASB issued an ASU intended to improve financial reporting about leasing transactions.  The ASU will require companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  The accounting by companies that own the assets leased by the lessee (the lessor) will remain largely unchanged from current GAAP.  The standard is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted.  The Company is currently assessing the impact the adoption of this guidance and does not believe it will have a material impact on the financial statements.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Buildings and improvements	$1,427,955	$1,452,900
Less: accumulated depreciation	(167,200)	(206,460)
Buildings and improvements, net	1,260,755	1,246,440
Land	437,701	388,218
Investment property, net	$1,698,456	$1,634,658

Property Sales

In February 2015, the Company sold Citymark, an office building located in Dallas, Texas. The contract sales price for Citymark was $38.9 million. The Company acquired Citymark in August 2005 for a contract purchase price of $27.8 million. The Company recognized a gain on sale of this asset of $21.1 million, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.

In April 2015, the Company sold 4050/4055 Corporate Drive, an industrial property located in Dallas, Texas. The contract sales price for 4050/4055 Corporate Drive was $44.3 million. The Company acquired 4050/4055 Corporate Drive in May 2008 for a contract purchase price of $42.8 million. The Company recognized a gain on sale of this asset of $8.3 million, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.

In July 2015, the Company sold 2555 Grand, an office building located in Kansas City, Missouri. The contract sales price for 2555 Grand was $153.5 million. The Company acquired 2555 Grand in February 2008 for a contract purchase price of $155.8 million. The Company recognized a gain on sale of this asset of $20.7 million, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.

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

In October 2014, the Company sold Airport Corporate Center, a portfolio of properties located in the Miami Airport submarket of Miami, Florida. Airport Corporate Center consists of 11 buildings and a 5.46-acre land development site. The contract sales price for Airport Corporate Center was $132.3 million. The Company originally acquired Airport Corporate Center in January 2006 for a contract purchase price of $156.8 million. The Company recognized a gain on sale of this asset of $9.0 million, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

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

For the years ended December 31, 2015 and 2014, the Company acquired the assets and assumed certain liabilities of two and nine real estate operating properties located in the United States, for an aggregate net purchase price of $292.4 million and $688.9 million, respectively. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the real estate operating properties acquired.

Lease Intangibles

As of December 31, 2015, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$238,176	$35,158	$50,798
Less: accumulated amortization	(124,891)	(24,178)	(21,099)
Net	$113,285	$10,980	$29,699

As of December 31, 2014, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$254,029	$43,834	$56,267
Less: accumulated amortization	(127,055)	(25,120)	(27,505)
Net	$126,974	$18,714	$28,762

Amortization expense was $42.9 million, $50.6 million and $15.0 million for in-place leases for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of out-of-market leases, net, was an increase to rental revenue of $2.5 million, $3.3 million and $2.5 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015, anticipated amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases, for each of the years ended December 31, 2016 through December 31, 2020 were as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2016	$30,633	$(1,212)
2017	22,744	(285)
2018	17,589	(858)
2019	10,319	(1,470)
2020	7,608	(1,045)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of December 31, 2015, the approximate fixed future minimum rentals for each of the years ending December 31, 2016 through December 31, 2020 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2016	$155,147
2017	144,900
2018	126,991
2019	108,127
2020	92,609
Thereafter	439,963
Total	$1,067,737

During the years ended December 31, 2015, 2014 and 2013, the Company did not earn more than 10% of its revenue from any individual tenant.

4. Recent Acquisitions of Real Estate

For the year ended December 31, 2015, the Company acquired the assets and assumed certain liabilities of two real estate operating properties located in the United States, for an aggregate net purchase price of $292.4 million.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2015 as follows (in thousands):

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

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2015, which are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015 (in thousands):

		For the Year Ended
2015 Acquisitions		December 31, 2015
Civica Office Commons	Revenue	$14,113
	Net income (loss)	$(906)
2851 Junction Avenue	Revenue	$4,231
	Net income (loss)	$1,668

The following unaudited consolidated information is presented to give effect to the 2015 acquisitions through December 31, 2015 as if the acquisitions occurred on January 1, 2014. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $1.1 million for the year ended December 31, 2015. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2014, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Year Ended
	December 31,
	Pro Forma 2015	Pro Forma 2014
Revenue	$223,001	$258,579
Net income (loss) from continuing operations	$44,372	$46,412
Basic and diluted income (loss) from continuing operations per common share	$0.20	$0.20

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2014, which are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014 (in thousands):

		For the Year Ended
2014 Acquisitions		December 31, 2014
Grocery-Anchored Portfolio	Revenue	$17,808
	Net income (loss)	$3,099
Howard Hughes Center	Revenue	$47,378
	Net income (loss)	$(11,900)

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

5.  Discontinued Operations

In July 2013, the Company sold the Raytheon/DIRECTV buildings and One Wilshire, which the Company acquired in March 2008 and August 2007, respectively, for a contract purchase price of $407.0 million. The Raytheon and DIRECTV buildings comprise a two-building office complex in the South Bay submarket in El Segundo, California, and One Wilshire is an office building with retail space and a subterranean parking garage located in Los Angeles, California. The contract sales price was $550.0 million.

In March 2013, the Company sold Williams Tower, an office building with an adjacent parking garage located in the Galleria/West Loop submarket of Houston, Texas, which it acquired in May 2008 for a contract purchase price of $271.5 million.  The contract sales price was $412.0 million.

The operating results of these three properties have been reclassified and reported as income (loss) from discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) below. As described in Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements, the Company adopted amendments to the Codification regarding discontinued operations effective January 1, 2014. As a result, none of the Company’s dispositions for the years ended December 31, 2015 and 2014 were classified as discontinued operations. The additional income (loss) from discontinued operations recorded in 2015 and 2014 is related to properties sold prior to the adoption of the amended discontinued operations guidance issued in April 2014.

	2015	2014	2013
	(In thousands)
Revenues:
Rental revenue	$28	$(271)	$32,141
Other revenue	(105)	20	7,096
Total revenues	(77)	(251)	39,237
Expenses:
Property operating expenses	111	111	9,689
Real property taxes	—	—	4,383
Property management fees	—	(1)	905
Depreciation and amortization	—	—	8,308
Impairment losses	—	—	4,006	(1)
Total expenses	111	110	27,291
Income (loss) from discontinued operations before interest income (expense), benefit (provision) for income taxes, gain (loss) on settlement of debt and gain (loss) on sale of discontinued operations	(188)	(361)	11,946
Interest expense	—	—	(6,868)
Interest income	14	22	26
Benefit (provision) for income taxes	—	(8)	(673)
Gain (loss) on settlement of debt	—	—	(9,839)
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	(174)	(347)	(5,408)
Gain (loss) on sale of discontinued operations	—	—	310,386
Income (loss) from discontinued operations	$(174)	$(347)	$304,978

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

The tables below show income (loss) and earnings (loss) per share attributable to common stockholders allocated between continuing operations and discontinued operations:

	2015	2014	2013
	(In thousands, except per share amounts)
Income (loss) from continuing operations attributable to common stockholders	$43,058	$47,924	$60,227
Income (loss) from discontinued operations attributable to common stockholders	(161)	(324)	287,839
Net income (loss) attributable to common stockholders	$42,897	$47,600	$348,066

Basic and diluted earnings (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$0.19	$0.21	$0.26
Income (loss) from discontinued operations	$—	$—	$1.24

6.  Investments in Unconsolidated Entities

As discussed in Note 1 — Organization, the Company owns indirect investments in six properties through its interests in the Core Fund. During January 2013, the Company sold its 50% interest in Distribution Park Rio through the buy/sell provision in the joint venture agreement to an entity partially owned by an affiliate of Hines. Net proceeds to the Company from this transaction were $43.3 million.

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

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Beginning balance	$187,668	$393,695	$329,418
Contributions	—	3,000	104,059
Distributions declared	(130,480)	(106,637)	(96,713)
Impairment losses of unconsolidated entities	—	(3,000)	—
Equity in earnings (losses)	43,267	56,936	82,468
Effect of sale of unconsolidated joint venture	—	(156,326)	(25,537)
Ending balance	$100,455	$187,668	$393,695

Condensed financial information for the Core Fund is summarized as follows (in thousands):

Condensed Consolidated Balance Sheets for the Core Fund

	December 31, 2015	December 31, 2014
ASSETS
Cash	$45,471	$87,154
Investment property, net	905,229	1,743,681
Other assets (1)	214,238	451,306
Total Assets	$1,164,938	$2,282,141

LIABILITIES AND EQUITY
Debt (1)	$636,239	$1,196,503
Other liabilities	73,401	176,821
Redeemable noncontrolling interests	124,413	192,172
Equity	330,885	716,645
Total Liabilities and Equity	$1,164,938	$2,282,141

(1)
The Core Fund elected to early adopt ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” as of December 31, 2015 and prior period amounts have been reclassified to conform to the current period presentation. The Core Fund reclassified deferred financing costs, excluding costs related to the Core Fund’s revolving credit arrangements, of $2.1 million as of December 31, 2014, to debt on the condensed consolidated balance sheet for the Core Fund.

The Core Fund sold four and three properties during the years ended December 31, 2015 and 2014, respectively. In 2013, the Core Fund sold three properties. The Core Fund has elected to adopt the amendments to the Codification that provide guidance on reporting discontinued operations early, effective January 1, 2014, and as a result, did not report the sale of The KPMG Building, 720 Olive Way, Charlotte Plaza, 333 West Wacker, Riverfront Plaza and its remaining ownership interest in the entity that owns One North Wacker in discontinued operations for the periods presented. In January 2014, the Core Fund sold 101 Second Street, which had been deemed held for sale as of December 31, 2013 and was reclassified into assets and liabilities held for sale, which are included in other assets and other liabilities and income from discontinued operations for all periods presented. The results of operations for the remainder of the properties sold have been reclassified into discontinued operations for all periods presented, which are reflected in the table below (in thousands).

Condensed Consolidated Statements of Operations for the Core Fund

	For the Years Ended December 31,
	2015	2014	2013
Total revenues	$157,848	$238,361	$258,212
Total expenses	217,487	344,316	273,749
Gain (loss) on sale of real estate investments	271,187	182,407	—
Income (loss) from continuing operations	211,548	76,452	(15,537)
Income (loss) from discontinued operations	—	173,990	751,220
Net income (loss)	211,548	250,442	735,683
Less (income) loss allocated to noncontrolling interests	(49,289)	(49,334)	(436,783)
Net income (loss) attributable to parent	$162,259	$201,108	$298,900

The following discusses items of significance for the periods presented for our equity method investments:

In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker for $240.0 million. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. One North Wacker was acquired in March 2008 for a contract purchase price of $540.0 million. As a result of the sale of the 51% interest in One North Wacker, the Core Fund recorded a gain on sale of $140.2 million. As a result of the sale, the Company recognized a gain on sale of $34.3 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.

In April 2015, the Core Fund sold Charlotte Plaza for a contract sales price of $160.0 million. Charlotte Plaza was acquired in June 2007 for a contract purchase price of $175.5 million. As a result of the sale of Charlotte Plaza, the Core Fund recorded a gain on sale of $27.3 million. As a result of the sale, the Company recognized a gain on sale of $6.7 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.

In November 2015, the Core Fund sold 333 West Wacker for a contract sales price of $320.5 million. 333 West Wacker was acquired in April 2006 for a contract purchase price of $223.0 million. As a result of the sale of 333 West Wacker, the Core Fund recorded a gain on sale of $102.7 million. As a result of the sale, the Company recognized a gain on sale of $20.0 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.

For the year ended December 31, 2015, the Core Fund recorded impairment losses of $44.2 million on Riverfront Plaza in Richmond, Virginia due to deterioration of market conditions. In December 2015, the Core Fund sold Riverfront Plaza for a contract sales price of $147.5 million. Riverfront Plaza was acquired in November 2006 for a contract purchase price of $277.5 million. These impairments resulted in a decrease in our equity in earnings (losses) of unconsolidated entities, net, attributable to our investment in the Core Fund of $10.8 million, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.

In January 2014, the Core Fund sold 101 Second Street for a contract sales price of $297.5 million. 101 Second Street was acquired in September 2004 for a contract purchase price of $157.0 million. As a result of the sale of 101 Second Street, the Core Fund recorded a gain on sale of $174.4 million. The results of operations for 101 Second Street were reclassified into discontinued operations for the periods presented in the table above as a result of this transaction. As a result of the sale, the Company recognized a gain of $41.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

In May 2014, the Core Fund sold The KPMG Building for a contract sales price of $274.0 million. The KPMG Building was acquired in September 2004 for a contract purchase price of $148.0 million. As a result of the sale of The KPMG Building, the Core Fund recorded a gain on sale of $155.9 million. As a result of the sale, the Company recognized a gain of $37.2 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

In June 2014, the Core Fund sold 720 Olive Way for a contract sales price of $101.0 million. 720 Olive Way was acquired in January 2006 for a contract purchase price of $83.7 million. As a result of the sale of 720 Olive Way, the Core Fund recorded a gain on sale of $26.5 million. As a result of the sale, the Company recognized a gain of $5.0 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

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

7.  Debt Financing

As of December 31, 2015 and 2014, the Company had $853.4 million and $868.0 million of debt outstanding, respectively, with a weighted average years to maturity of 1.1 years and 2.1 years, respectively, and a weighted average interest rate of 3.9% and 3.9%, respectively. The following table includes all of the Company’s outstanding notes payable balances as of December 31, 2015 and December 31, 2014 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate Description	Interest Rate	Principal Outstanding at December 31, 2015	Principal Outstanding at December 31, 2014
SECURED MORTGAGE DEBT
Arapahoe Business Park I (1)	6/11/2015	N/A	N/A	$—	$9,117
Arapahoe Business Park II (2)	11/11/2015	N/A	N/A	—	9,568
1515 S. Street	9/1/2016	Fixed	4.25%	36,618	37,702
345 Inverness Drive	12/11/2016	Fixed	5.85%	14,224	14,470
JPMorgan Chase Tower (3)	2/1/2016	Variable	2.75%	149,542	153,219
Thompson Bridge Commons	3/1/2018	Fixed	6.02%	4,959	5,225
DEUTSCHE BANK POOLED MORTGAGE FACILITY (4)
321 North Clark, 1900 and 2000 Alameda	8/1/2016	Fixed via swap	5.86%	169,697	169,697
3400 Data Drive, 2100 Powell	1/23/2017	Fixed via swap	5.25%	98,000	98,000
Daytona and Laguna Buildings	5/2/2017	Fixed via swap	5.36%	119,000	119,000
OTHER NOTES PAYABLE
JP Morgan Chase Revolving Credit Facility - Revolving Loan (5)	4/1/2017	Variable	1.95%	61,400	52,000
JP Morgan Chase Revolving Credit Facility - Term Loan (5)	4/1/2018	Variable	1.85%	200,000	200,000
JPMorgan Chase - Bridge Credit Agreement (6)	9/11/2015	N/A	N/A	—	—
TOTAL PRINCIPAL OUTSTANDING				853,440	867,998
Unamortized Discount (7)				(6)	(340)
Unamortized Deferred Financing Fees (8)				(1,189)	(2,541)
NOTES PAYABLE				$852,245	$865,117

(1)	In April 2015, the Company paid in full the Arapahoe Business Park I secured mortgage loan.

(2)	In September 2015, the Company paid in full the Arapahoe Business Park II secured mortgage loan.

(3)
In January 2016, the Company made a payment of $100.0 million to pay down the JPMorgan Chase Tower secured mortgage debt. In January 2016, the maturity date of the remaining loan balance was extended for an additional year to February 1, 2017.

(4)	In December 2015, HSH Nordbank sold its interest in the HSH Credit Facility and its related swap agreements to Deutsche Bank. No other terms or conditions of the credit facility were changed.

(5)	See the discussion following the heading “JPMorgan Revolving Credit Facility” below for additional information regarding the Company's acquisition credit facility.

(6)	See the discussion following the heading “Bridge Credit Agreement” below for additional information regarding the Company’s loan facility.

(7)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

(8)
The Company reclassified the deferred financing costs, excluding costs related to lines of credit, to notes payable, net on the consolidated balance sheets. See Note 2 — Summary of Significant Accounting Policies for additional information.

Bridge Credit Agreement

In February 2015, the Operating Partnership entered into a Bridge Credit Agreement (the “Bridge Credit Agreement”) with Chase to establish a $30.0 million secured term loan facility (the “Bridge Facility”) to provide temporary financing related to the Company’s acquisition of Civica Office Commons in February 2015. The Company repaid all amounts outstanding under this facility in July 2015. No additional credit was available under this facility after that date.

JPMorgan Revolving Credit Facility

In January 2014, the Operating Partnership entered into the JPMorgan Acquisition Credit Agreement with Chase to establish a $425.0 million unsecured term loan facility (the “Acquisition Credit Facility”). In connection with the acquisition of the Howard Hughes Center in January 2014, the Company borrowed the full capacity under the Acquisition Credit Facility. The Acquisition Credit Facility had a maturity date of May 15, 2014 with two 30-day extension options. The Company made a payment of $45.0 million related to this financing in February 2014.

In April 2014, the Operating Partnership entered into a credit agreement (the “Credit Agreement”) with Chase, as Administrative Agent for itself and various lenders named in the Credit Agreement. The Credit Agreement provides for borrowings up to $225.0 million under a revolving credit facility (the “Revolving Loan Commitment”) and up to $200.0 million under a term loan (the “Term Loan Commitment”), which the Company refers to collectively as the “Revolving Credit Facility”. Upon entry into the Credit Agreement in April 2014, the Company borrowed $170.0 million under the Revolving Loan Commitment and $200.0 million under the Term Loan Commitment to repay $370.0 million in loans outstanding under the JPMorgan Acquisition Credit Agreement. The Company also made an additional payment of $10.0 million in April 2014 on the JPMorgan Acquisition Credit Agreement so that the entire $380.0 million in loans outstanding under the agreement as of March 31, 2014 was repaid. The Revolving Loan Commitment has a maturity date of April 1, 2017, subject to a one-year extension at the option of the Company. The Term Loan Commitment has a maturity date of April 1, 2018. The Revolving Loan Commitment had an all-in interest rate of 1.86% on the date of the borrowing and the Term Loan Commitment had an all-in interest rate of 1.76% on the date of the borrowing. In connection with this financing, the Company's Advisor agreed to waive the entire $4.3 million debt financing fee otherwise payable to the Advisor pursuant to the Advisory Agreement.

During the year ended December 31, 2015, the Company borrowed $278.0 million and made payments of $268.6 million under the Revolving Loan Commitment.

Deutsche Bank Pooled Mortgage Facility (Formerly HSH Pooled Mortgage Facility)

In August 2006 (as amended in January 2007), certain of the Company’s subsidiaries entered into a secured credit facility in the maximum principal amount of $520.0 million (the “Deutsche Bank Credit Facility”), subject to certain borrowing limitations. The total borrowing capacity under the Deutsche Bank Credit Facility was based upon a percentage of the appraised values of the properties that the Company selected to serve as collateral under this facility, subject to certain debt service coverage limitations. Amounts drawn under the Deutsche Bank Credit Facility bear interest at variable interest rates based on one-month LIBOR plus an applicable margin. In December 2015, HSH Nordbank sold its interest in the Deutsche Bank Credit Facility and its related swap agreements to Deutsche Bank.

The Company purchased interest rate protection in the form of interest rate swap agreements prior to borrowing any amounts under the Deutsche Bank Credit Facility to secure it against fluctuations of LIBOR. Loans under the Deutsche Bank Credit Facility may be prepaid in whole or in part, subject to the payment of certain prepayment fees and breakage costs. As of December 31, 2015, the Company had $386.7 million outstanding under the Deutsche Bank Credit Facility following the repayment of $102.3 million of principal related to the Citymark, 3 Huntington Quadrangle and 5th and Bell properties in November 2014. The Company has no remaining borrowing capacity under this facility.

The Operating Partnership provides customary non-recourse carve-out guarantees under the Deutsche Bank Credit Facility and limited guarantees with respect to the payment and performance of (i) certain tenant improvement and leasing commission obligations in the event the properties securing the loan fail to meet a combined occupancy requirement of at or above 85% and (ii) certain major capital repairs with respect to the properties securing the loans.

The Deutsche Bank Credit Facility provides that an event of default will exist if a change in majority ownership or control occurs for the Advisor or Hines, or if the Advisor no longer provides advisory services or manages the day-to-day operations of Hines REIT. The Deutsche Bank Credit Facility also contains other customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens and the maintenance of certain financial ratios.

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

The following table summarizes, as of December 31, 2015, the required principal payments on the Company’s outstanding notes payable for each of the years ended December 31, 2016 through December 31, 2020 and for the period thereafter (in thousands):

	Principal Payments due by Year
	2016	2017	2018	2019	2020	Thereafter
Notes Payable	$370,363	$278,700	$204,377	$—	$—	$—

The Company is not aware of any instances of noncompliance with financial covenants as of December 31, 2015.

8.  Derivative Instruments

The Company has several interest rate swap transactions with Deutsche Bank, who purchased the interest in the swaps from HSH Nordbank in December 2015. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings under the Deutsche Bank Credit Facility. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying balance sheets and changes in the fair value were recorded in gain (loss) on derivative instruments, net in the Company’s consolidated statements of operations. See Note 14 — Fair Value Disclosures for additional information.

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

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Liabilities — Interest Rate Swap Contracts” on the Company’s consolidated balance sheets, as of December 31, 2015 and December 31, 2014:

	Liability Derivatives Fair value as of December 31,
Derivatives not designated as hedging instruments for accounting purposes:	2015	2014
Interest rate swap contracts	$17,448	$34,393
Total derivatives	$17,448	$34,393

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Gain (loss) on interest rate swaps	$16,945	$33,258	$33,559
Total	$16,945	$33,258	$33,559

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

Further, with the authorization of its board of directors, the Company declared distributions for April 2013 through March 2016. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in the Company's dividend reinvestment plan. This rate per share, per day, reflects a reduction from the $0.00138082 per share, per day rate that was declared previously, as described above.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for the years ended December 31, 2015, 2014 and 2013, respectively, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Stockholders			Noncontrolling Interests
Years Ended	Cash Distributions	Distributions Reinvested	Total Declared (1) (2)	Total Declared (1)
December 31, 2015	$38,600	$21,711	$60,311	$299
December 31, 2014	$38,722	$22,411	$61,133	$299
December 31, 2013	$244,277	$28,801	$273,078	$1,248

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

10.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Securities, Inc. for each of the years ended December 31, 2015, 2014 and 2013 and amounts outstanding as of December 31, 2015 and 2014. A description of each of the fees included in the table follows (all amounts are in thousands):

	Incurred for the Years Ended December 31,			Unpaid as of December 31,
Type and Recipient	2015	2014	2013	2015	2014
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership	$22,332	$21,493	$13,674	$126,637	$108,911

Due to Affiliates
Acquisition Fee - the Advisor	$580	$1,012	$—	—	—
Asset Management Fee – the Advisor	$13,664	$14,537	$14,296	1,131	1,135
Debt Financing Fee – the Advisor	$—	$—	$3,600	—	—
Other - The Advisor	$4,295	$4,483	$4,260	633	656
Property Management Fee – Hines	$5,115	$5,391	$5,037	99	34
Leasing Fee – Hines	$3,091	$2,421	$1,740	2,240	2,252
Tenant Construction Management Fees – Hines	$268	$116	$190	—	5
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	$11,521	$13,470	$14,012	398	612
Due to Affiliates				$4,501	$4,694

Advisory Agreement

Pursuant to the Advisory Agreement, which, if not renewed, expires on December 31, 2016, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fee — The Company pays acquisitions fees to the Advisor equal to 1.0% of the purchase price of each real estate investment the Company acquires or originates, including any debt attributable to such investments, half of which is payable in cash and half of which is payable as an increase to the Participation Interest.

In connection with the acquisition of 2851 Junction Avenue in May 2015, the Company was obligated to pay approximately $0.9 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.3 million of the cash acquisition fee and all of the $0.4 million acquisition fee payable as an increase to the Participation Interest. In connection with the acquisition of Civica Office Commons in February 2015, the Company was obligated to pay approximately $2.1 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, respectively, agreed to waive $0.6 million of the cash acquisition fee and all of the $1.0 million acquisition fee payable as an increase to the Participation Interest. In connection with the acquisition of the Howard Hughes Center, the Company was obligated to pay approximately $5.0 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, respectively, agreed to waive $1.5 million of the cash acquisition fee and the entire $2.5 million acquisition fee payable related to the Participation Interest.

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

Reimbursement by the Advisor to the Company — The Advisor must reimburse the Company quarterly for any amounts by which operating expenses exceed, in any four consecutive fiscal quarters, the greater of (i) 2.0% of the Company’s average invested assets, which consists of the average book value of its real estate properties, both equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, or (ii) 25.0% of its net income (as defined by the Company’s Amended and Restated Articles of Incorporation), excluding the gain on sale of any of the Company’s assets, unless Hines REIT’s independent directors determine that such excess was justified. Operating expenses generally include all expenses paid or incurred by the Company as determined by generally accepted accounting principles, except certain expenses identified in Hines REIT’s Amended and Restated Articles of Incorporation. For the years ended December 31, 2015, 2014 and 2013, the Company did not exceed this limitation.

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

The Participation Interest

Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Partnership Agreement”), HALP owns a profits interest in the Operating Partnership. The number of units underlying the Participation Interest increases on a monthly basis in relation to the portion of any asset management fees or acquisition fees that is paid through equity units rather than cash.  The profits interest in the Operating Partnership attributable to the Participation Interest was 7.7% and 6.8% as of December 31, 2015 and December 31, 2014, respectively. The Participation Interest entitles HALP to receive distributions from the Operating Partnership based upon its percentage interest in the Operating Partnership at the time of distribution. The holder of the Participation Interest has the right to request the repurchase of the Participation Interest from the Company at any time, subject to a one-year holding period. The Company determines if the Participation Interest will be converted into cash or common shares except in the event that the Advisor is terminated by the Company. In the event that the Company terminates the Advisor, the holder of the Participation Interest may determine to have the Participation Interest repurchased in cash or common shares. Currently, it is the Company’s expectation that the Participation Interest will ultimately be settled in cash. Accordingly, the Participation Interest obligation has been classified as a liability in the accompanying consolidated balance sheets based on the estimated settlement value of this ownership interest plus any unpaid distributions, instead of equity, since it is probable that its ultimate settlement will be in the form of cash. This liability is remeasured at fair value based on the related estimated per share net asset value (“NAV”) in place as of each balance sheet date plus any unpaid distributions.

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

11. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Change in other assets	$553	$(941)	$1,097
Change in tenant and other receivables, net	(5,154)	(6,797)	(1,510)
Change in deferred leasing costs, net	(59,504)	(46,394)	(39,980)
Change in accounts payable and accrued expenses	4,811	7,611	(14,144)
Change in participation interest liability	17,726	17,535	(1,028)
Change in other liabilities	241	553	(990)
Change in due to affiliates	(203)	1,013	(3,479)
Changes in assets and liabilities	$(41,530)	$(27,420)	$(60,034)

12. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$31,602	$45,870	$50,609
Cash paid for income taxes	$327	$279	$553
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$15,219	$15,403	$15,672
Distributions reinvested	$21,858	$22,649	$34,621
Shares tendered for redemption	$7,149	$10,175	$12,927
Assumption of mortgages upon dissolution of joint venture	$—	$10,947	$—
Noncash net assets (liabilities) acquired upon acquisition of property	$(7,066)	$172,244	$—

13.  Commitments and Contingencies

In September 2014, Locke Lord LLP signed a lease renewal for its space in the JPMorgan Chase Tower located in Dallas, Texas.  In connection with this renewal, the Company committed to fund $15.9 million of tenant improvements and leasing commissions related to its space, to be paid in future periods.  As of December 31, 2015, $2.6 million of this commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, Deutsche Bank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2015 and December 31, 2014 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015	$17,448	$—	$17,448	$—
December 31, 2014	$34,393	$—	$34,393	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2015, management estimated that the fair value of notes payable, which had a carrying value (excluding any unamortized discount or premium and unamortized deferred financing fees) of $853.4 million, was $866.3 million. As of December 31, 2014, management estimated that the fair value of notes payable, which had a carrying value (excluding any unamortized discount or premium and unamortized deferred financing fees) of $868.0 million, was $889.2 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized available market information, such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2015, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. For the year ended December 31, 2015, the Company determined that two of its directly-owned investments, JPMorgan Chase Tower and 3 Huntington Quadrangle, were impaired since the projected undiscounted cash flows for these properties were less than their carrying values.

Additionally, for the year ended December 31, 2014, the Company determined that its directly-owned investment, Seattle Design Center, was impaired since the contract sales price for this property was less than its carrying value. The Company sold Seattle Design Center in December 2014. See Note 3 — Real Estate Investments for additional information regarding the sale of Seattle Design Center.

For the year ended December 31, 2013, the Company determined that its directly-owned investments, Raytheon/DIRECTV buildings, Airport Corporate Center and 4050/4055 Corporate Drive, were impaired due to a shortened expected hold period. Further, the Company determined that its directly-owned investment, the Minneapolis Office/Flex Portfolio was impaired due to a shortened expected hold period and a reduction in market conditions. As a result of these changes in assumptions, the projected undiscounted cash flows were reduced for these investments.

These changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for these investments. As a result, these assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss	(1)
December 31, 2015	Investment property	$306,900	$—	$—	$306,900	$19,663
December 31, 2014	Investment property	$—	$—	$—	$—	$—
December 31, 2013	Investment property	$170,466	$—	$—	$170,466	$33,878

(1) Excludes impairment losses on disposed assets and investments in unconsolidated entities during the year that those investments were sold. See Note 6 — Investments in Unconsolidated Entities.

The Company’s estimated fair value of investment properties in Dallas, Texas and Melville, New York was based on a comparison of recent market activity and discounted cash flow models, which include estimates of property-specific inflows and outflows over a specific holding period.  Significant unobservable quantitative inputs used in determining the fair value of each investment property for the period ended December 31, 2015 include: a discount rate ranging from 7.0% to 8.3%; a capitalization rate ranging from 4.7% to 9.7%; stabilized occupancy rates ranging from 93% to 94%; and current market rental rates ranging from $21.50 per square foot to $30.00 per square foot.  These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge and expertise in real estate.

The Company’s estimated fair value of the investment properties in El Segundo, California, Miami, Florida, Minneapolis, Minnesota and Dallas, Texas as of December 31, 2013 was based on a comparison of recent market activity and discounted cash flow models, which include estimates of property specific inflows and outflows over a specific holding period.  Significant unobservable quantitative inputs used in determining the fair value of each investment include: a discount rate ranging from 5% to 9%; a capitalization rate ranging from 6.5% to 9.5%; stabilized occupancy rates ranging from 82% to 95%; and current market rental rates ranging from $3.40 per square foot to $12.50 per square foot.  These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge and expertise in real estate.

15.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has three reportable segments: 1) office properties, 2) an industrial property and 3) retail properties. The office properties segment consists of 15 office properties that the Company owns directly as well as six office properties that are owned indirectly through the Company’s investment in the Core Fund. The retail segment consists of eight grocery-anchored shopping centers that were acquired in January 2014 as part of the Grocery-Anchored Portfolio Transaction. See Note 1 — Organization — Investment Property for additional information. The industrial property segment consists of one industrial property located in Dallas, Texas, which was sold in April 2015. Additionally, the Company considered its investment in Distribution Park Rio as a separate international industrial property segment prior to its sale in January 2013.

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

	Years Ended December 31,
	2015	2014	2013
Total revenue
Office properties	$199,701	$215,051	$164,995
Industrial property	906	3,164	3,113
Retail properties	18,182	17,808	—
Total segment revenue	$218,789	$236,023	$168,108

Net property revenues in excess of expenses (1)
Office properties	$108,922	$114,778	$83,184
Industrial property	482	1,950	2,081
Retail properties	12,775	12,267	—
Total segment net property revenues in excess of expenses	$122,179	$128,995	$85,265

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of office properties	$43,267	$56,936	$80,375
Equity in earnings of retail properties	—	—	48
Equity in earnings of international industrial properties	—	—	2,045
Total equity in earnings (losses) of unconsolidated entities	$43,267	$56,936	$82,468

Total assets		December 31, 2015	December 31, 2014
Office properties		$1,853,435	$1,759,890
Industrial property		—	36,475
Retail properties		185,850	190,296
Investment in unconsolidated entities -
Office properties		100,455	187,668
Corporate-level accounts (2)		43,991	52,122
Total assets		$2,183,731	$2,226,451

(1)	Revenues less property operating expenses, real property taxes and property management fees.

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

	Years Ended December 31,
	2015	2014	2013
Reconciliation to net income (loss)
Total segment property revenues in excess of expenses	$122,179	$128,995	$85,265
Depreciation and amortization	(87,923)	(95,827)	(51,262)
Acquisition related expenses	(505)	(375)	(330)
Asset management and acquisition fees	(36,576)	(37,042)	(27,970)
General and administrative	(6,635)	(6,950)	(7,281)
Impairment losses	(19,663)	(3,314)	(33,878)
Gain (loss) on derivative instruments, net	16,945	33,258	33,559
Gain (loss) on settlement of derivative instruments	—	(12,334)	(5,374)
Gain (loss) on sale or dissolution of unconsolidated joint venture	—	13,381	16,087
Equity in earnings (losses) of unconsolidated entities, net	43,267	56,936	82,468
Gain (loss) on sale of real estate investments	50,144	18,525	—
Interest expense	(37,684)	(47,352)	(47,453)
Interest income	46	655	779
Benefit (provision) for income taxes	(225)	(310)	(274)
Income (loss) from discontinued operations, net of taxes	(174)	(347)	304,978
Net income (loss)	$43,196	$47,899	$349,314

16. Quarterly Financial Data (unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2015 (in thousands, except per share information):

	For the Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$55,990	$53,550	$55,205	$54,044
Equity in earnings (losses) of unconsolidated entities, net	$33,199	$(199)	$(5,297)	$15,564
Income (loss) from discontinued operations, net of taxes	$(2)	$(158)	$(4)	$(10)
Net income (loss)	$47,361	$(2,546)	$(9,164)	$7,545
Net income (loss) attributable to common stockholders	$47,287	$(2,621)	$(9,239)	$7,470
Basic and diluted income (loss) per common share	$0.21	$(0.01)	$(0.04)	$0.03

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2014 (in thousands, except per share information):

	For the Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$60,056	$58,837	$60,075	$57,055
Equity in earnings (losses) of unconsolidated entities, net	$40,945	$41,297	$(8,005)	$(17,301)
Income (loss) from discontinued operations, net of taxes	$(183)	$(23)	$(139)	$(2)
Net income (loss)	$42,325	$40,256	$(14,331)	$(20,351)
Net income (loss) attributable to common stockholders	$42,251	$40,181	$(14,406)	$(20,426)
Basic and diluted income (loss) per common share	$0.19	$0.18	$(0.06)	$(0.09)

17. Subsequent Events

1515 S Street

In March 2016, the Company entered into a contract to sell 1515 S Street, an office building located in Sacramento, California. The contract sales price for 1515 S Street is expected to be approximately $68.5 million, exclusive of transaction costs and closing prorations. The Company originally acquired 1515 S Street in November 2005 for a contract purchase price of $66.6 million. The Company expects the closing of this sale to occur in April 2016, although there can be no assurances as to if or when this sale will be completed.

*****

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2015 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2015, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 28, 2016

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines	60	2004
Mr. Hines joined Hines in 1982. He has served as the Chairman of our board of directors, as Chairman of the managers of the general partner of our Advisor, and as a member of the management board of the Hines US Core Office Fund LP (the “Core Fund”) since August 2003. Mr. Hines has also been the Chairman of the board of directors of Hines Global REIT, Inc. (“Hines Global I”), and Chairman of the managers of the general partner of Hines Global REIT Advisors LP (“HGRALP”), the advisor to Hines Global, since December 2008. Additionally, since July 2013, Mr. Hines has served as Chairman of the board of directors of Hines Global REIT II, Inc. (“Hines Global II”), and Chairman of the managers of the general partner of Hines Global REIT II Advisors LP (“HGRIIALP”), the advisor to Hines Global II. He is also the co-owner and President and Chief Executive Officer of the general partner of Hines and is a member of Hines’ Executive Committee. Mr. Hines is responsible for overseeing all firm policies and procedures as well as day-to-day operations of Hines. He became President of the general partner of Hines in 1990 and Chief Executive Officer of the general partner of Hines in January 2008 and has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of the Hines domestic and international acquisition program and currently oversees a portfolio of $87.0 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and received his M.B.A. from Harvard Business School.

We believe that Mr. Hines’ career, spanning more than 34 years in the commercial real estate industry, including his leadership of Hines and the depth of his knowledge of Hines and its affiliates, qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Charles M. Baughn	61	2008
Mr. Baughn joined Hines in 1984. Mr. Baughn has served as a member of our board of directors since April 2008 and as a manager of the general partner of our Advisor since August 2003. He served as Chief Executive Officer for us and the general partner of our Advisor from August 2003 through April 1, 2008. In addition, Mr. Baughn has been a member of the board of directors of Hines Global I and as a manager of the general partner of HGRALP since December 2008. Additionally, since July 2013, Mr. Baughn has been a member of the board of directors of Hines Global II and a manager of the general partner of HGRIIALP. He has served as the Senior Managing Director and Chief Financial Officer of the general partner of Hines since 2012. In this role, he is responsible for overseeing Hines' operating business including central services, balance sheet related activities and bank and other debt financing. Previously, he also has served as an Executive Vice President and CEO - Capital Markets Group of the general partner of Hines from April 2001 through 2012 and, as such, was responsible for overseeing Hines' capital markets group, which raises, places and manages equity and debt for Hines projects in the U.S. and internationally, Mr. Baughn is also a member of Hines' Executive Committee and a director of Hines Securities, Inc. Until May 2015, Mr. Baughn also served as the Chief Executive Officer of our Dealer Manager. Mr. Baughn has also been a member of the management board of the Core Fund since 2003. During his tenure at Hines, he also has contributed to the development or redevelopment of over 9 million square feet of office and special use facilities in the southwestern United States. He graduated from the New York State College of Ceramics at Alfred University with a B.A. and received his M.B.A. from the University of Colorado. Mr. Baughn holds Series 7, 24 and 63 securities licenses.

We believe that Mr. Baughn’s experience in the commercial real estate industry during his more than 30-year career with Hines, including his familiarity with Hines’ financial and investment policies, qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Lee A. Lahourcade	58	2010
Mr. Lahourcade, an independent director since August 2010, has been a Managing Director of JPMorgan Chase Bank, N.A. since September 2015. He served as the CEO of Houston Trust Company, a Houston-based trust and investment firm, from March 2013 through December 2014. Previously, he was the President and CEO of Nations Reliable Lending, LLC from July 2012 through March 2013. Nations Reliable Lending, LLC is a mortgage bank based in Houston. Prior to this position, Mr. Lahourcade was the Founder and President of Lahourcade Interests, LLC, an investment consulting firm of which he has been a member since January 2012. He was formerly the President, Chief Executive Officer and a Director of Vaughan Nelson Investment Management, an investment management firm of which he was a member from 1992 through 2011. His responsibilities included overseeing the investment strategies of the firm, developing and implementing strategic initiatives, including new product development, and directing the marketing and client service functions. Mr. Lahourcade is on the board of directors of the YMCA of Greater Houston, the Children’s Museum of Houston, the Family Services Foundation, Houston Wilderness and the Junior League of Houston Endowment. Mr. Lahourcade graduated from Vanderbilt University with a B.A. in Economics and received his M.B.A. from Harvard Business School. Mr. Lahourcade is a Chartered Financial Analyst.

We believe that Mr. Lahourcade’s extensive investment management and research experience, together with his experience in the distribution of financial service products, qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Stanley D. Levy	52	2004
Mr. Levy, an independent director since June 2004, has served as Chief Operating Officer of The Morgan Group, Inc. (“Morgan”), a national multi-family development and management firm based in Houston, from 2001 to 2010 and since October 2012. In this role, his responsibilities include arranging debt and equity financing, managing the property acquisition and disposition process, and asset management oversight for all of Morgan’s assets. Mr. Levy has closed over $1.5 billion of transactions for Morgan. From 2010 through 2012, Mr. Levy was Chief Risk Officer of Cadence Bancorp LLC (“Cadence”), a venture formed in 2010 to acquire banks. Mr. Levy’s responsibilities included oversight of risk management and credit. Prior to joining Morgan, Mr. Levy spent 15 years with JPMorgan Chase Bank, N.A., as Managing Director of Real Estate and Lodging Investment Banking for the Southern Region. In this capacity, he managed client activities in a variety of investment banking and financing transactions. Mr. Levy graduated with honors from the University of Texas with a B.B.A. in Finance. He also serves as an Advisory Director of Cadence and is on the Board of Directors of the Emery/Weiner School.

We believe that Mr. Levy’s experience as Chief Risk Officer of Cadence with responsibilities including credit approval and oversight of risk management, as well as his role at Morgan, which included oversight of all financial operations and capital markets as well as his involvement in the financing, acquisitions and sales of all real estate, qualify him to serve on our board of directors.

Paul B. Murphy Jr.	56	2008
Mr. Murphy, an independent director since April 2008, currently serves as Chief Executive Officer and President of Cadence Bancorp, LLC. In 2010, Cadence raised $1.0 billion to invest in the banking industry. To date, Cadence has made three acquisitions bringing the combined company to $8.0 billion in assets with more than 80 branches across six states.  Cadence is privately held by major pension plans and institutional investors. Mr. Murphy joined Cadence in December 2009. Previously, Mr. Murphy spent 20 years at Amegy Bank of Texas (“Amegy”), departing in December 2009, as the Chief Executive Officer and a Director.

Mr. Murphy is an advocate of the community. He is a board member of the Houston Endowment, Inc., the largest endowment in Texas with over $1.5 billion in assets. In addition, he is a board member of Oceaneering International, Inc., the Federal Reserve Bank of Dallas - Houston Branch and the Children’s Museum of Houston. He is active in the World Presidents' Organization.

Prior to joining Amegy, Mr. Murphy spent nine years at Allied Bank of Texas/First Interstate Bank.  A 1981 graduate of Mississippi State University with a Bachelor’s degree in finance, he earned his MBA from the University of Texas at Austin.

We believe that Mr. Murphy’s extensive financial background, including his leadership of Cadence and Amegy, qualifies him to serve on our board of directors.

As of the date of this report, our executive officers, their ages and their experiences are as follows:

Name and Title	Age	Experience
Sherri W. Schugart, President and Chief Executive Officer	50
Ms. Schugart joined Hines in 1995. In February 2016, Ms. Schugart was appointed as a member of Hines’ Executive Committee. Ms. Schugart has served as President and Chief Executive Officer for us and for the general partner of our Advisor since March 2013. Ms. Schugart has also served as President and Chief Executive Officer for Hines Global I, the general partner of HGRALP and the Core Fund since March 2013. Ms. Schugart also has served as the President and Chief Executive Officer for Hines Global II and the general partner of HGRIIALP since August 2013. In these roles, Ms. Schugart is responsible for the overall management of each funds' business strategy and operations in the U.S. and internationally. Also since March 2013, Ms. Schugart has served as the President and Chief Executive Officer of HMS Income Fund, Inc. (“HMS”) and HMS Adviser GP LLC, the general partner of the adviser to HMS. Additionally, in February 2014, Ms. Schugart was appointed as the Chairperson of the board of directors of HMS. HMS is a public specialty finance company sponsored by Hines, which was formed in 2011 and intends to make debt and equity investments in companies with revenues generally between $10 million and $3 billion that operate in diverse industries. Prior to March 2013, Ms. Schugart had served as the Chief Operating Officer for us and the general partner of our Advisor and as the Chief Operating Officer of Hines Global I, the general partner of HGRALP and the Core Fund since November 2011. In these roles, Ms. Schugart was responsible for the execution of each entity’s business plan and oversight of day-to-day business operations, including issues related to portfolio strategy, asset management and all other operational and financial matters of each entity. Ms. Schugart also served as Chief Financial Officer for us and the general partner of our Advisor from August 2003 through October 2011. Ms. Schugart also served as the Chief Financial Officer for Hines Global I and the general partner of HGRALP from their inception in December 2008 through October 2011 and as the Chief Financial Officer of the Core Fund from July 2004 through October 2011. In these roles, her responsibilities included oversight of financial and portfolio management, equity and debt financing activities, investor relations, accounting, financial reporting, compliance and administrative functions in the U.S. and internationally. She has also been a Senior Managing Director of the general partner of Hines since October 2007 and has served as a director of the Dealer Manager since August 2003. Prior to holding these positions, she was a Vice President in Hines Capital Markets Group raising equity and debt financing for various Hines investment vehicles in the U.S. and internationally. Ms. Schugart has been responsible for arranging and managing more than $10 billion in equity and debt for Hines’ public and private investment funds. Prior to joining Hines, Ms. Schugart spent eight years with Arthur Andersen LLP, where she served both public and private clients in the real estate, construction, finance and banking industries. She holds a Bachelor of Business Administration degree in Accounting from Southwest Texas State University.

Name and Title	Age	Experience
Ryan T. Sims, Chief Financial Officer and Secretary	44
Mr. Sims joined Hines in August 2003. Since November 2011, Mr. Sims has served as the Chief Financial Officer and Secretary for us and the general partner of our Advisor. Since November 2011, Mr. Sims has also served as the Chief Financial Officer and Secretary of Hines Global I, the general partner of HGRALP and the Core Fund. Also since 2011, Mr. Sims has served as the Chief Financial Officer and Secretary of HMS and of the general partner of the adviser to HMS. Since August 2013, Mr. Sims has also served as the Chief Financial Officer and Secretary of Hines Global II and the general partner of HGRIIALP. In these roles, Mr. Sims is responsible for the oversight of financial operations, equity and debt financing activities, investor relations, accounting, financial reporting, tax, legal, compliance and administrative functions in the U.S. and internationally. From April 2008 until November 2011, Mr. Sims served as the Chief Accounting Officer for us, the general partner of our Advisor and the Core Fund. From December 2008 until November 2011, Mr. Sims also served as the Chief Accounting Officer of Hines Global I and the general partner of HGRALP. In these roles, he was responsible for the oversight of the accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. He was also responsible for establishing the companies’ accounting policies and ensuring compliance with those policies in the U.S. and internationally. He has also previously served as a Senior Controller for us and the general partner of our Advisor from August 2003 to April 2008 and the Core Fund from July 2004 to April 2008. Prior to joining Hines, Mr. Sims was a manager in the audit practice of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a Bachelor of Business Administration degree in Accounting from Baylor University and is a certified public accountant.

Kevin L. McMeans, Asset Management Officer	51
Mr. McMeans joined Hines in 1992. Since April 2008, he has served as the Asset Management Officer for us and the general partner of our Advisor. Mr. McMeans has also served as the Asset Management Officer for Hines Global I and the general partner of HGRALP since December 2008. Mr. McMeans has also served as the Asset Management Officer for Hines Global II and the general partner of HGRIIALP since August 2013. He also has served as the Asset Management Officer of the Core Fund since January 2005. Since February 2015, he has served as the Senior Managing Director of Investment Management of the general partner of Hines. Prior to February 2015, he also has served as a Managing Director of Investment Management of the general partner of Hines. In these roles, he is responsible for overseeing the management of the various investment properties owned by each of the funds in the U.S. and internationally. He previously served as the Chief Financial Officer of Hines Corporate Properties, an investment venture established by Hines with a major U.S. pension fund, from 2001 through June 2004. In this role, Mr. McMeans was responsible for negotiating and closing debt financings, underwriting and evaluating new investments, negotiating and closing sale transactions and overseeing the administrative and financial reporting requirements of the venture and its investors. Before joining Hines, Mr. McMeans spent four and a half years at Deloitte & Touche LLP in the audit department. He graduated from Texas A&M University with a B.S. in Computer Science.

Name and Title	Age	Experience
J. Shea Morgenroth, Chief Accounting Officer and Treasurer	40
Mr. Morgenroth joined Hines in October 2003. Since November 2011, Mr. Morgenroth has served as the Chief Accounting Officer and Treasurer for us and the general partner of our Advisor. Mr. Morgenroth has also served as Chief Accounting Officer and Treasurer of Hines Global I and the general partner of HGRALP since November 2011. Mr. Morgenroth has also served as the Chief Accounting Officer and Treasurer for Hines Global II and the general partner of HGRIIALP since August 2013. In these roles, Mr. Morgenroth is responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment, Mr. Morgenroth served as a Senior Controller for us and the general partner of our Advisor from January 2008 until November 2011 and Hines Global I and the general partner of HGRALP from December 2008 until November 2011 and as a Controller for us and the general partner of our Advisor from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practice of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a Bachelor of Business Administration degree in Accounting from Texas A&M University and is a certified public accountant.

Audit Committee

Our board of directors has determined that each member of our Audit Committee is independent within the meaning of the applicable requirements set forth in or promulgated under the Exchange Act, as well as in the NYSE rules. In addition, our board of directors has determined that Stanley D. Levy is an “audit committee financial expert” within the meaning of the applicable rules promulgated by the SEC. Unless otherwise determined by the board of directors, no member of the committee may serve as a member of the Audit Committee of more than two other public companies.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which is applicable to our directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions, whether acting in their capacities as our officers or in their capacities as officers of our Advisor or its general partner. The Code of Business Conduct and Ethics covers topics including conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations. Our Code of Business Conduct and Ethics is available, free of charge, on the Corporate Governance section of our website, www.hinessecurities.com/reits/hines-reit/corporate-governance/. You may also obtain a copy of this code by writing to: Hines REIT Investor Relations, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Waivers from our Code of Business Conduct and Ethics are discouraged, but any waivers from the Code of Business Conduct and Ethics that relate to any executive officer or director must be approved by our Nominating and Corporate Governance Committee and will be posted on our website at www.hinessecurities.com/reits/hines-reit/corporate-governance/ within four business days of any such waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers to file initial reports of ownership, reports of changes in ownership and annual reports of ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16 forms that they file with the SEC. To our knowledge, there are no persons who beneficially own more than 10% of a registered class of our equity securities.

Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons, we believe that in 2015 our directors and executive officers complied with all filing requirements under Section 16(a).

Item 11.  Executive Compensation

Director Compensation

Our Compensation Committee designs our director compensation with the goals of attracting and retaining highly qualified individuals to serve as independent directors and to fairly compensate them for their time and efforts. Because of our unique attributes as an externally-managed REIT, service as an independent director on our board requires a substantial time commitment, as well as broad expertise in the fields of real estate and real estate investment. The Compensation Committee balances these considerations with the principles that our independent director compensation program should be transparent and, in part, should align directors’ interests with those of our stockholders.

The following table sets forth information regarding compensation of our directors during 2015.

2015 Director Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards (1) (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Lee A. Lahourcade	$72,125	$50,000	$—	$—	$—	$—	$122,125
Stanley D. Levy	$74,000	$50,000	$—	$—	$—	$—	$124,000
Paul B. Murphy, Jr.	$73,375	$50,000	$—	$—	$—	$—	$123,375
Jeffrey C. Hines, C. Hastings Johnson and Charles M. Baughn (3)	$—	$—	$—	$—	$—	$—	$—

(1)
Each of Messrs. Lahourcade, Levy and Murphy received 7518.797 restricted shares upon his election to our board of directors following our 2015 annual meeting. The shares were issued without registration under the Securities Act of 1933, as amended (the ‘Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

(2)	Common stock awards were valued at the estimated per share net asset value of $6.65 determined by our board of directors on September 16, 2015, which was the grant date.

(3)	Messrs. Hines, Johnson and Baughn, who are employees of Hines, receive no compensation for serving as members of our board of directors.

We paid our independent directors an annual fee of $40,000. We also paid our independent directors a fee of $2,000 for each meeting of the board (or any committee thereof) attended in person. In lieu of receiving his or her annual fee in cash, an independent director is entitled to receive the annual fee in the form of our common shares or a combination of common shares and cash. If a committee meeting was held on the same day as a meeting of our board of directors, each independent director received $1,500 for each committee meeting attended in person on such day. We also paid each of our independent directors a fee of $750 for each board or committee meeting attended via teleconference, regardless of its length.

We pay annual retainers to the Chairpersons of our board committees in four equal quarterly payments each year. For the three quarters ended September 30, 2015, we paid the retainers at the following annual rates:

•	$7,500 to the Chairperson of the Conflicts Committee of the board;

•	$10,000 to the Chairperson of the Audit Committee of the board;

•	$5,000 to the Chairperson of the Compensation Committee of the board; and

•	$5,000 to the Chairperson of the Nominating and Corporate Governance Committee of the board.

On September 16, 2015, the members of our Compensation Committee unanimously approved an increase in the annual retainer to be paid to the Chairperson of the Conflicts Committee of the board, a decrease in the annual retainer to be paid to the Chairperson of the Compensation Committee of the board, and a decrease in the annual retainer to be paid to the Chairperson of the Nominating and Corporate Governance Committee of the board. Effective as of the quarter ended December 31, 2015, we paid the retainers to the Chairpersons of our board committees at the following annual rates:

•	$8,750 to the Chairperson of the Conflicts Committee of the board;

•	$10,000 to the Chairperson of the Audit Committee of the board;

•	$4,375 to the Chairperson of the Compensation Committee of the board; and

•	$4,375 to the Chairperson of the Nominating and Corporate Governance Committee of the board.

Each independent director elected or reelected to the board (whether through a stockholder meeting or by directors to fill a vacancy on the board) is granted $50,000 of restricted shares on or about the date of election or reelection. These restricted shares will fully vest on the earlier to occur of: (i) the first anniversary of the applicable grant date, subject to the independent director serving continuously as an independent director through and until the first anniversary of the applicable grant date; (ii) the termination of service as an independent director due to the independent director’s death or disability; or (iii) a change in control of the Company, subject to the independent director serving continuously through and until the date of the change in control of the Company. Messrs. Lahourcade, Levy and Murphy each received 7518.797 restricted shares upon his election to our board of directors following our 2015 annual meeting.

All directors are reimbursed by us for reasonable out-of-pocket expenses incurred in connection with attendance at board or committee meetings.

Executive Compensation

We have no employees. Our day-to-day management functions are performed by our Advisor and its affiliates. All of our executive officers are employed by and receive compensation from our Advisor or its affiliates for all of their services to the Hines organization, including their service as our executive officers. The compensation received by our executive officers is not paid or determined by us, but rather by our Advisor or affiliates of our Advisor based on all the services provided by these individuals to the Hines organization, including us. As a result, we do not have, and our compensation committee has not considered, a compensation policy or program for our executive officers and have not included a “Compensation Discussion and Analysis,” or “Compensation Committee Report” in this Annual Report on Form 10-K. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of fees and expenses payable to our Advisor and its affiliates.

Compensation Committee Interlocks and Insider Participation

During 2015, our Compensation Committee consisted of Messrs. Lahourcade, Levy and Murphy, all of whom were independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our board of directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership

The following table shows, as of March 1, 2016, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common shares, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the owner of such shares has the sole voting and investment power with respect thereto.

Name of Beneficial Owner (1)	Position	Number of Shares Beneficially Owned		Percentage of Total Common Stock (2)
Jeffrey C. Hines	Chairman of the Board of Directors	1,000.000	(3)	*
Charles M. Baughn	Director	20,410.508		*
Lee A. Lahourcade	Independent Director	19,331.297		*
Stanley D. Levy	Independent Director	30,777.921		*
Paul B. Murphy Jr.	Independent Director	22,332.962		*
Sherri W. Schugart	President and Chief Executive Officer	3,812.637		*
Ryan T. Sims	Chief Financial Officer and Secretary	—		—
Kevin L. McMeans	Asset Management Officer	—		—
J. Shea Morgenroth	Chief Accounting Officer and Treasurer	—		—
All directors and executive officers as a group		97,665.325		*

* Less than 1%

(1)	The address of each person listed is c/o Hines REIT, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6618.

(2)
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of shares of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named in the table, any shares that such person or persons have the right to acquire within 60 days of March 1, 2016 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

(3)
Includes 1,000.000 common shares owned directly by Hines REIT Investor, L.P., which is indirectly owned and controlled by Jeffrey C. Hines. This amount does not include 1,106,957.000 units (“OP Units”) in Hines REIT Properties, L.P. (the “Operating Partnership”) held by Hines 2005 VS I LP, which is indirectly owned and controlled by Jeffrey C. Hines and 19,228,653.598 OP Units, which is the number of OP Units that would represent the percentage interest in the Operating Partnership evidenced by the participation interest in such entity held by HALP Associates Limited Partnership as of March 1, 2016. HALP Associates Limited Partnership is indirectly owned and controlled by Jeffrey C. Hines and Gerald D. Hines. Limited partners in the Operating Partnership may request repurchase of their OP Units for cash or, at our option, common shares on a one-for-one basis, beginning one year after such OP Units were issued. The holder of the participation interest has the right, subject to certain limitations, to demand the repurchase of the participation interest for cash or, at our option, OP Units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Advisor

We do not have employees. Subject to the supervision of our board of directors, our day-to-day operations are conducted by our Advisor in accordance with the advisory agreement between us, the Operating Partnership and our Advisor (the “Advisory Agreement”). Our Advisor is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, the Chairman of our board of directors, Jeffrey C. Hines and his father, Gerald D. Hines. All of our executive officers are employed by, and all of our executive officers actively participate in, the management of our Advisor and its affiliates. Jeffrey C. Hines serves as the Chairman of the Managers of the general partner of our Advisor and C. Hastings Johnson serves as a Manager of the general partner of our Advisor.

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly.

Our current Advisory Agreement commenced on July 1, 2010 and had a one year term that may be renewed for an unlimited number of successive periods (up to one year at a time) upon the mutual consent of the parties. On December 9, 2015, the current term of the Advisory Agreement was extended through December 31, 2016.

Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

•
immediately by us (i) in the event our Advisor commits fraud, criminal conduct, willful misconduct or negligent breach of fiduciary duty, (ii) upon the bankruptcy of our Advisor or its involvement in similar insolvency proceedings or (iii) in the event of a material breach of the Advisory Agreement by our Advisor that remains uncured after 10 days’ written notice;

•	without cause or penalty by us or by our Advisor upon 60 days’ written notice; or

•
immediately by our Advisor upon our bankruptcy or involvement in similar insolvency proceedings or any material breach of the Advisory Agreement by us that remains uncured after 10 days’ written notice.

Our Advisor and its affiliates receive compensation and are reimbursed for certain expenses in connection with services provided to us. These payments are summarized below. In the event the Advisory Agreement is terminated, Our Advisor will be paid all earned, accrued and unpaid compensation and expense reimbursements within 30 days. Upon termination, we may also be obligated to purchase certain ownership interests owned by Our Advisor or other affiliates of Hines under certain circumstances.

The following summarizes fees our Advisor earned under the Advisory Agreement during 2015:

•	Our Advisor earned approximately $13.7 million in asset management fees during the year ended December 31, 2015.

•
Under the Advisory Agreement, we pay our Advisor an acquisition fee in connection with investments we make equal to 0.50% of (i) the purchase price of real estate investments we acquire directly, including any debt attributable to such investments, or (ii) when we invest indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by the entity through which we invested. In connection with our acquisitions of the Civica Office Commons in February 2015 and 2851 Junction Avenue in May 2015, we were obligated to pay approximately $2.9 million of acquisition fees to our Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest (defined below). The Advisor and HALP, the holder of the Participation Interest, agreed to waive $0.9 million of the cash acquisition fee and the entire $1.5 million acquisition fee payable related to the Participation Interest, respectively. Accordingly, the Advisor was paid approximately $580,000 in acquisition fees during the year ended December 31, 2015.

•
Under the Advisory Agreement, we pay our Advisor a debt financing fee equal to 1.0% of the amount obtained under any property loan or made available to us under any debt financing. We did not pay our Advisor a debt financing fee during the year ended December 31, 2015.

•
Under the Advisory Agreement, we reimburse our Advisor for any issuer costs that it pays on our behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. Our Advisor incurred approximately $35,000 of offering-related issuer costs on our behalf in connection with the offering of shares pursuant to our dividend reinvestment plan during the year ended December 31, 2015.

•
Likewise, under the Advisory Agreement, we reimburse our Advisor and its affiliates for certain expenses they incur in connection with administrative and operating services they provide to us. Under our Charter, we may not make reimbursements for administrative and operating expenses during any four consecutive fiscal quarters in excess of the greater of (i) 2.0% of our average invested assets or (ii) 25.0% of our net income. If our reimbursements to our Advisor for administrative and operating expenses exceed this limit, our Advisor will be required to send a written disclosure of such fact to stockholders and may be required to refund such excess. In 2015, these limits were not exceeded. In 2015, our Advisor incurred $4.3 million in expenses, such as general and administrative expenses, on our behalf. See “Hines - Property Management Agreements” below for additional information concerning expense reimbursements to Hines.

In addition, our board of directors may determine that we should pay our Advisor a fee equal to 1.0% of the sales price of certain property dispositions. For the year ended December 31, 2015, we did not pay our Advisor a disposition fee. We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

An affiliate of our Advisor owns a profits interest in the Operating Partnership (the “Participation Interest”). The Participation Interest increases with each investment we make; such increases are calculated under a formula intended to approximate (i) an additional 0.50% cash acquisition fee calculated as set forth above, (ii) an additional 0.0625% per month cash asset management fee calculated as set forth above and (iii) the automatic reinvestment of such cash back into the Operating Partnership. Our Advisor earned approximately $22.3 million in fees related to the Participation Interest during the year ended December 31, 2015.

Hines

Property Management Agreements

Hines or its affiliates manage most of our properties. Accordingly, we pay Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines and his father, Gerald D. Hines. During the year ended December 31, 2015, Hines earned the following approximate amounts pursuant to property management agreements under which Hines manages our directly-owned properties:

•	$5.1 million in management fees;

•	$3.4 million in leasing commissions and construction management; and

•	$11.5 million in reimbursements for on-site salaries and wages and other direct services performed off-site, as well as other fees, primarily related to accounting support fees.

We also own an interest in the Core Fund. Hines manages all of the properties in which the Core Fund owns interests. During the year ended December 31, 2015, Hines earned the following approximate amounts pursuant to property management agreements under which Hines manages the buildings in which the Core Fund owns an interest:

•	$4.2 million in management fees;

•	$1.5 million in leasing commissions and construction management; and

•	$11.5 million in reimbursements for on-site salaries and wages and other direct services performed off-site, as well as other fees, primarily related to legal fees and tax department support.

Certain subsidiaries of the Core Fund entered into lease agreements with an affiliate of Hines, for the operation of their respective parking garages. Under the terms of the lease agreements, the Core Fund received rental fees of $4.9 million, during the year ended December 31, 2015.

Ownership Interests

The Operating Partnership

We are the sole general partner of the Operating Partnership and owned a 91.8% interest in the Operating Partnership at December 31, 2015. Hines 2005 VS I LP, an affiliate of Jeffrey C. Hines, owned a 0.5% interest in the Operating Partnership at December 31, 2015. HALP Associates Limited Partnership, an affiliate of Jeffrey C. Hines, owns the Participation Interest, which, at December 31, 2015, represented a 7.7% interest in the Operating Partnership. An affiliate of Jeffrey C. Hines also owns 1,000 shares of our common stock.

The Core Fund

The Core Fund is a partnership organized in August 2003 by Hines to invest in existing office properties in the United States that Hines believes are desirable long-term holdings. At December 31, 2015, the Core Fund owned interests in six properties across the United States. As of December 31, 2015, we owned an approximate 28.8% non-managing general partner interest in the Core Fund.

Policies and Procedures for Review of Related Party Transactions

Potential conflicts of interest exist among us, Hines, our Advisor and other affiliates of Hines in relation to our existing agreements and how we will operate. Currently, three of our five directors are independent directors, and each of our independent directors serves on the Conflicts Committee of our board of directors. The Conflicts Committee reviews and approves all matters that our board of directors believes may involve conflicts of interest to determine whether the resolution of the conflict of interest is fair and reasonable to us and our stockholders. The Conflicts Committee is responsible for reviewing and approving the terms of all transactions between us and Hines or its affiliates or any member of our board of directors, including (when applicable) the economic, structural and other terms of all acquisitions and dispositions and the annual renewal of the Advisory Agreement. The Conflicts Committee is also responsible for reviewing and approving each purchase or lease by us of property from an affiliate or purchase or lease by an affiliate from us. The Conflicts Committee is responsible for reviewing our Advisor’s performance and the fees and expenses paid by us to our Advisor and any of its affiliates. The review of such fees and expenses is required to be performed with sufficient frequency, but at least annually, to determine that the expenses incurred are in the best interest of our stockholders. The Conflicts Committee is also responsible for reviewing Hines’ performance as property manager of our directly owned properties.

During 2015, the Conflicts Committee held three meetings. All of the members of this committee attended the meetings. The Conflicts Committee has reviewed our policies and reports that they are being followed by us and are in the best interests of our stockholders. The Conflicts Committee reviewed each of the material transactions between Hines and its affiliates and the Company, which occurred during 2015. The Conflicts Committee has determined that all of our transactions and relationships with Hines and its affiliates during 2015 were fair and were approved in accordance with the policies described below.

To reduce the effect on us of potential conflicts of interest described above, the Advisory Agreement and our Charter include a number of restrictions relating to transactions we enter into with Hines and its affiliates. These restrictions include, among others, the following:

•
We will not accept goods or services from Hines or its affiliates unless a majority of our independent directors approves the transaction related thereto as fair and reasonable to us and on terms and conditions not less favorable than terms that would be available from unaffiliated third parties.

•
We will not purchase or lease a property in which Hines or its affiliates has an interest without a determination by a majority of our independent directors that the transaction is competitive and commercially reasonable to us and at a price no greater than the cost to Hines for the property, unless:

◦there is substantial justification for any amount in excess of the cost to Hines;

◦our disinterested directors determine the excess to be reasonable; and

◦appropriate disclosure is made to the disinterested directors with respect to the transaction.

•
The fair market value of any asset we acquire from Hines or one of its affiliates will be determined by an independent expert selected by our independent directors. We generally will not acquire property from Hines or its affiliates at a price that exceeds the appraised value of the property. The only exception will be in the case of a development, redevelopment or refurbishment project that we agree to acquire prior to completion of the project, when the appraised value will be based upon the completed value of the project. We will not sell or lease a property to Hines or its affiliates or to our directors unless a majority of our directors not otherwise interested in the transaction determines the transaction to be fair and reasonable to us.

•
We will not enter into joint ventures with affiliates of Hines, such as acquiring interests in the Core Fund, unless a majority of our independent directors approves the transaction as being fair and reasonable to us and determines that our investment is on terms substantially similar to the terms of third parties making comparable investments.

•
We will not make any loan to Hines, its affiliates or to our directors, except in the case of loans to our subsidiaries and mortgage loans for property appraised by an independent expert. Any such loans must be approved by a majority of our independent directors as fair, competitive and commercially reasonable, and on terms no less favorable to us than comparable loans between unaffiliated parties.

•
Hines and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner, subject to the limitation on reimbursement of operating expenses to the extent that they exceed the greater of 2% of our average invested assets or 25% of our net income.

The Conflicts Committee also must review and approve any transaction between us and our affiliates, on the one hand, and any director (including any independent director) or the director’s affiliates or related persons on the other hand. All related party transactions must be approved by a majority of the disinterested members of the board of directors.

Director Independence

Our board of directors has determined that each of our independent directors is independent within the meaning of the applicable (i) provisions set forth in our Charter, and (ii) requirements set forth in the Exchange Act and the applicable SEC rules, and (iii) although our shares are not listed on the New York Stock Exchange (the “NYSE”), under the independence rules set forth in the NYSE Listed Company Manual. Our board of directors follows the NYSE rules governing independence as part of its policy of maintaining strong corporate governance practices. To be considered independent under the NYSE rules, the board of directors must determine that a director does not have a material relationship with us and/or our consolidated subsidiaries (either directly or as a partner, stockholder or officer of an organization that has a relationship with any of those entities, including Hines and its affiliates). Under the NYSE rules, a director will not be independent if:

•	the director is, or has been within the last three years, employed by us;

•	an immediate family member of the director is, or has been within the last three years, employed by us as an executive officer;

•
the director, or an immediate family member of the director, received more than $120,000 during any 12-month period within the last three years in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•
the director is a current partner or employee of a firm that is our internal or external auditor, the director has an immediate family member who is a current partner of such a firm, the director has an immediate family member who is a current employee of such a firm and personally works on our audit, or the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on our audit within that time;

•
the director or an immediate family member is, or has been with the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee; or

•
the director was an executive officer or an employee (or an immediate family member of the director was an executive officer) of a company that has made or makes payments to, or has received or receives payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeded the greater of $1,000,000 or 2% of such other company’s consolidated gross revenues.

Item 14.  Principal Accountant Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the years ended December 31, 2015 and 2014. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal years ended December 31, 2015 and 2014 are as follows:

Audit Fees:	$805,000 for 2015 and $947,355 for 2014
Audit-Related Fees:	$0 for 2015 and $33,285 for 2014 - These fees primarily relate to internal control attestation consultations, accounting consultations and other attestation services
Tax Fees:	$0 for 2015 and 2014
All Other Fees:	$0 for 2015 and 2014
Total Fees:	$805,000 for 2015 and $980,640 for 2014

Deloitte & Touche also audits the financial statements of the Core Fund and its properties and provides other services to the Core Fund. Deloitte & Touche billed the Core Fund approximately $455,000 and $556,745 related to the audits for the years ended December 31, 2015 and 2014, respectively.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2015 were pre-approved or ratified by our Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page 139 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 140 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b)	Exhibits

Reference is made to the Index beginning on page 143 for a list of all exhibits filed as a part of this report.

* * * * * *

Hines US Core Office
Fund LP

Consolidated Financial Statements
as of December 31, 2015 and 2014, and
for Each of the Three Years in the
Period Ended December 31, 2015, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To Hines US Core Office Fund LP
Houston, Texas

We have audited the accompanying consolidated financial statements of Hines US Core Office Fund LP and its subsidiaries (the “Partnership”), which comprise the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hines US Core Office Fund LP and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, "Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity."

/s/ Deloitte & Touche LLP

Houston, Texas
March 24, 2016

HINES US CORE OFFICE FUND LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014
(In thousands)

	2015	2014
ASSETS

Investment property - net	$905,229	$1,743,681
Cash and cash equivalents	45,471	87,154
Restricted cash	3,955	32,098
Tenant and other receivables - net	45,939	74,956
Deferred financing costs - net	26	185
Deferred leasing costs - net	144,458	289,788
Intangible lease assets - net	17,521	50,975
Prepaid expenses and other assets	2,339	3,304

TOTAL ASSETS	$1,164,938	$2,282,141

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued expenses	$27,860	$93,321
Due to affiliates	4,183	9,386
Intangible lease liabilities - net	8,188	11,505
Other liabilities	25,742	33,486
Distributions payable	6,100	24,154
Dividends and distributions payable to redeemable noncontrolling interests	1,328	4,969
Notes payable - net	636,239	1,196,503

Total liabilities	709,640	1,373,324

Commitments and contingencies (See note 13)	—	—

Redeemable noncontrolling interests	124,413	192,172

Partners' equity	330,885	621,726
Noncontrolling interest	—	94,919

Total equity	330,885	716,645

TOTAL LIABILITIES AND EQUITY	$1,164,938	$2,282,141

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands)

	2015	2014	2013
Revenues:
Rental revenues	$138,346	$213,101	$226,748
Other revenues	19,331	24,925	31,362

Total revenues	157,677	238,026	258,110

Expenses:
Depreciation and amortization	46,228	71,828	83,962
Property operating expenses	51,138	68,466	70,636
Real property taxes	24,017	35,560	41,685
Property management fees	4,183	6,286	6,444
General and administrative	7,078	7,093	7,682
Impairment loss	44,172	97,656	—

Total expenses	176,816	286,889	210,409

(Loss) income from continuing operations before interest
income, interest expense, gain on sale of real estate
investments and income tax expense	(19,139)	(48,863)	47,701

Interest income	171	335	102
Interest expense	(40,671)	(57,400)	(63,312)
Gain on sale of real estate investments	271,187	182,407	—

Income (loss) from continuing operations before income tax expense	211,548	76,479	(15,509)

Income tax expense	—	(27)	(28)

Income (loss) from continuing operations	211,548	76,452	(15,537)

(Loss) income from discontinued operations	—	(482)	29,185
Gain on sale of discontinued operations	—	174,472	722,035

Net income	211,548	250,442	735,683

Less income allocated to redeemable noncontrolling interests	(49,173)	(46,305)	(435,845)

Less income allocated to noncontrolling interests	(116)	(3,029)	(938)

Net income attributable to partners	$162,259	$201,108	298,900

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands)

	Partners' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

BALANCE - January 1, 2013	$904,995	$103,312	$1,008,307	$378,419

Contributions	—	—	—	1,212
Distributions	(344,000)	(5,463)	(349,463)	(546,605)
Net income	298,900	938	299,838	435,845
Redemption of partners' interests	(69,877)	—	(69,877)	—

BALANCE - December 31, 2013	790,018	98,787	888,805	268,871

Contributions	—	—	—	2,020
Distributions	(369,400)	(6,897)	(376,297)	(99,280)
Net income	201,108	3,029	204,137	46,305
Redemption of partners' interests	—	—	—	(25,744)

BALANCE - December 31, 2014	621,726	94,919	716,645	192,172

Contributions	—	—	—	1,212
Distributions	(453,100)	—	(453,100)	(118,144)
Net income	162,259	116	162,375	49,173
Deconsolidation of noncontrolling
limited partner's interest in
subsidiary (see Note 3)	—	(95,035)	(95,035)	—

BALANCE - December 31, 2015	$330,885	$—	$330,885	$124,413

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands)

	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$211,548	$250,442	$735,683
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	68,754	103,148	124,261
Impairment loss	44,172	97,656	—
Gain on sale of real estate investments and discontinued
operations	(271,187)	(356,879)	(722,035)
Gain on extinguishment of debt	—	—	(12,563)
Gain on derivative instruments	—	—	(445)
Changes in assets and liabilities:
Tenant and other receivables	(9,754)	(9,296)	(15,363)
Deferred leasing costs	(39,618)	(43,456)	(53,047)
Prepaid expenses and other assets	578	7,831	(3,571)
Accounts payable and accrued expenses	(5,705)	(9,244)	(48,306)
Due to affiliates	(3,799)	(202)	(1,621)
Other liabilities	2,377	2,229	(347)
Net cash from operating activities	(2,634)	42,229	2,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in investment property	(6,636)	(6,776)	(9,595)
Proceeds from sale of investment property, net	817,890	637,255	1,267,723
Decrease (increase) in restricted cash	28,143	(8,337)	12,281
Net cash from investing activities	839,397	622,142	1,270,409

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from redeemable noncontrolling interests	1,212	2,020	1,212
Distributions to partners	(471,154)	(358,835)	(347,411)
Dividends and distributions to redeemable noncontrolling interests	(121,785)	(97,060)	(554,520)
Distributions to noncontrolling interests	—	(6,897)	(5,463)
Redemption of partners' interest	—	—	(69,877)
Redemption of redeemable noncontrolling interest	—	(25,744)	—
Proceeds from notes payable	—	—	123,500
Repayments of notes payable	(286,619)	(203,066)	(494,183)
Increase in security deposit liabilities	124	443	272
Additions to deferred financing costs	(224)	(229)	(1,820)
Net cash from financing activities	(878,446)	(689,368)	(1,348,290)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,683)	(24,997)	(75,235)

CASH AND CASH EQUIVALENTS - Beginning of year	87,154	112,151	187,386

CASH AND CASH EQUIVALENTS - End of year	$45,471	$87,154	$112,151

See notes to consolidated financial statements.

HINES US CORE OFFICE FUND LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1.  ORGANIZATION

Hines US Core Office Fund LP (the “Partnership”) was organized in August 2003 as a Delaware limited partnership by affiliates of Hines Interests Limited Partnership (“Hines”) for the purpose of investing in existing office properties (“Properties”) in the United States. The Partnership conducts substantially all of its operations through Hines US Core Office Properties LP ("Core Office Properties"). The Partnership and its subsidiaries are collectively referred to herein as the “Fund.” The managing general partner is Hines US Core Office Capital LLC (“Capital”), an affiliate of Hines. The non-managing general partner is Hines REIT Properties, L.P. ("Non-Managing General Partner"), an affiliate of Hines. The remaining investors are primarily U.S. and foreign institutional investors.

On November 14, 2013, with the consent of the Non-Managing General Partner and the limited partners, by majority vote ("Majority LP Vote"), the Partnership's limited partnership agreement was amended to: (1) establish December 31, 2015 as the end date for the Partnership, subject to two one-year extension options (the first extension option at the discretion of Capital, which has been exercised, and the second extension option requiring the consent of the Non-Managing General Partner and the limited partners, by Majority LP Vote); and (2) terminate the Partnership's redemption program, subject to existing redemption requests and redemption rights. See Note 8 - Governing Agreements and Investor Rights.

As of December 31, 2015, the Partnership owned indirect interests in office properties as follows:

Property	Location	Acquisition Date	Square Feet	% Leased	Effective Ownership by the Partnership as of December 31, 2015 (1)
			(Unaudited)	(Unaudited)
One Atlantic Center	Atlanta, Georgia	July 2006	1,100,312	78%	84.9%
525 B Street	San Diego, California	August 2005	449,180	91	84.9
Warner Center	Woodland Hills, California	October 2006	808,274	93	67.8
Wells Fargo Center	Sacramento, California	May 2007	507,903	86	67.8
Carillon	Charlotte, North Carolina	July 2007	474,904	93	84.9
Renaissance Square	Phoenix, Arizona	December 2007	965,508	70	84.9
			4,306,081	83

(1)
This percentage shows the Partnership's effective ownership interest in the applicable operating companies (“Companies”) that own the Properties. The Partnership holds an indirect ownership interest in the Companies through its investments in Hines US Core Office Trust (“Core Office Trust”) (99.9% at December 31, 2015).

On January 15, 2016, the Fund sold Carillon located in Charlotte, North Carolina. Also, on March 16, 2016, the Fund sold 525 B Street located in San Diego, California. See Note 14 - Subsequent Events.

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

The Partnership evaluates the need to consolidate joint ventures in accordance with GAAP. Joint ventures are evaluated to determine whether or not the investment qualifies as a variable interest entity (“VIE”). If the investment qualifies as a VIE, an analysis is then performed to determine if the Partnership is the primary beneficiary of the VIE by analyzing if the Partnership has both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. The Partnership also considers the rights and decision making abilities of each holder of variable interests. The Partnership will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. The Partnership will also consolidate joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. As of December 31, 2015 and 2014, the Partnership has no interests in VIEs or unconsolidated interests in joint ventures.

Management has evaluated subsequent events through March 24, 2016, which is the date the consolidated financial statements were issued.

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

Real estate assets are reviewed each reporting period for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Fund believes are similar to those used by market participants. No impairment losses were recorded for the year ended December 31, 2013. Impairment losses related to a property located in Richmond, Virginia and a property located in Phoenix, Arizona totaling $97.7 million were recognized for the year ended December 31, 2014. Impairment losses related to a property located in Richmond, Virginia totaling $44.2 million were recognized for the year ended December 31, 2015. The determination of whether a property investment is impaired requires a significant amount of judgment by management at the time of the evaluation. If market conditions deteriorate or if management's plans for certain properties change, additional impairments could be required in the future. (See Note 11 - Fair Value Disclosures - Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis - Impairment of Investment Property)

Cash and Cash Equivalents - The Fund defines cash and cash equivalents as cash on hand and investment instruments with original maturities of three months or less.

Restricted Cash - Restricted cash primarily consists of tenant security deposits and escrow deposits held by lenders for property taxes, tenant improvements and leasing commissions. Substantially all restricted cash is invested in demand or short-term instruments. Restricted cash included the following:

	2015	2014

Tenant improvement and leasing commissions	$3,626	$29,316
Property taxes	135	1,188
Other	194	1,594

Total	$3,955	$32,098

Tenant and Other Receivables - Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the consolidated balance sheets, net of an allowance for doubtful accounts of approximately $131,000 and $1.0 million at December 31, 2015 and 2014, respectively.

Deferred Financing Costs - Deferred financing costs consist of direct costs incurred in obtaining the notes payable (see Note 5 - Notes Payable). These costs are being amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the term of the notes. For the years ended December 31, 2015, 2014, and 2013, approximately $937,000, $1.3 million, and $2.1 million, respectively, was amortized into interest expense. Deferred financing costs related to permanent debt are shown net of accumulated amortization of $1.7 million and $2.1 million at December 31, 2015 and 2014, respectively, and are presented as a direct reduction from notes payable, net, in the consolidated balance sheets. Deferred financing costs related to revolving credit arrangements are shown at cost in the consolidated balance sheets, net of accumulated amortization of approximately $450,000 and $291,000 at December 31, 2015 and 2014, respectively.

Deferred Leasing Costs - Direct leasing costs, primarily third-party leasing commissions and tenant incentives, are capitalized and amortized over the life of the related lease. Tenant incentive amortization was $22.9 million, $31.5 million, and $31.8 million for the years ended December 31, 2015, 2014, and 2013, respectively, and was recorded as a reduction of rental revenue. Amortization expense related to other direct leasing costs for the years ended December 31, 2015, 2014, and 2013, was $6.1 million, $8.8 million, and $9.6 million, respectively. Deferred leasing costs are shown at cost in the consolidated balance sheets, net of accumulated amortization of $81.0 million and $123.7 million at December 31, 2015 and 2014, respectively.

Prepaid Expenses and Other Assets - Prepaid expenses and other assets as of December 31, 2013 included a $7.5 million deposit held in escrow pursuant to the terms of the Agreement of Sale and Purchase of 425 Lexington Avenue (the "Sale Agreement"). The deposit could be claimed by the purchaser of the asset to reimburse the purchaser for damages incurred as a result of any untruth, inaccuracy or breach of any of Hines NY Core Office Trust's ("NY Trust") representations and warranties set forth in the Sale Agreement. The entire escrow deposit was refunded to NY Trust during 2014 in accordance with the terms of the Sale Agreement.

Revenue Recognition - The Fund recognizes rental revenue on a straight-line basis over the life of the lease, including the effect of rent holidays, if any. Straight-line rent receivable in the amount of $41.5 million and $68.3 million as of December 31, 2015 and 2014, respectively, consists of the difference between the tenants' rents calculated on a straight-line basis from the date of acquisition or lease commencement date over the remaining term of the related leases and the tenants' actual rents due under the leases and is included in tenant and other receivables, net, in the consolidated balance sheets. Revenues relating to lease termination fees are recognized at the time a tenant's right to occupy the space is terminated and when the Fund has satisfied all obligations under the lease agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue generally represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes - The Fund is subject to the State of Texas “margin tax.” which covers legal entities, including limited partnerships, doing business in Texas. As of December 31, 2015 and 2014, the Fund had no significant temporary differences, tax credits or net operating loss carry-forwards.

No provision for income taxes, other than described above, is made in the accounts of the Fund since such taxes are liabilities of the partners and depend upon their respective tax situations. The Fund does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redeemable Noncontrolling Interests - Redeemable noncontrolling interests are comprised of future obligations of the Fund, which allow the holders of the noncontrolling interest to require the Fund to purchase their interest. The Fund classifies the redeemable noncontrolling interests as temporary equity that is measured at initial fair value and adjusted for the noncontrolling interests' share of net income or loss and distributions. If the redemption value becomes fixed, redeemable noncontrolling interests are then classified as liabilities and measured at redemption value. See Note 8 - Governing Agreements and Investor Rights.

Concentration of Credit Risk - At December 31, 2015 and 2014, the Fund had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.   Management regularly monitors the financial stability of these financial institutions and believes that the Fund is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Reclassifications - In connection with recent amendments to the Accounting Standards Codification (the "Codification") issued by the Financial Accounting Standards Board (the "FASB") regarding the presentation of debt issuance costs in the financial statements, the Fund reclassified deferred financing costs, excluding costs related to the Fund's revolving credit arrangements, of approximately $2.2 million as of December 31, 2014 to offset notes payable on the consolidated balance sheet.

Recent Accounting Pronouncements - In April 2014, the FASB issued amendments to the Codification to provide guidance on reporting discontinued operations. These amendments raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and early adoption is permitted. The Fund elected to adopt these amendments, effective January 1, 2014. Since the Fund classified and reported 101 Second Street as held for sale for the year ended December 31, 2013, the Fund reported the sale of the property in discontinued operations for the year ended December 31, 2014. The Fund concluded that all other real estate sales during 2015 and 2014 do not represent a "strategic shift" in the Fund's operations and, therefore, do not qualify as discontinued operations. See Note 3 - Real Estate Investments for additional information regarding the sale of the Properties that did not qualify as discontinued operations.

In May 2014, the FASB issued amendments to the Codification to provide guidance on recognizing revenue from contracts with customers. The amendments also replace prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. These amendments are effective for fiscal years beginning after December 31, 2018. The Fund is currently assessing the impact, if any, that the adoption of these amendments will have on its financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." This ASU amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. ASU No. 2015-02 considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The ASU amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity's related parties affect the consolidation conclusion. The ASU also clarifies how to determine whether equity holders as a group have power over an entity. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Fund is currently assessing the impact, if any, that the adoption of this ASU will have on its consolidated financial statements.

In April 2015 and August 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" to change the prior guidance concerning the presentation of debt issuance costs in the financial statements.  Under ASU No. 2015-03, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, except for costs related to lines of credit which will remain an asset in the financial statements.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted.  The Fund elected to adopt these amendments early, effective for the year ended December 31, 2015 and retroactively restated the prior period presented.  See Reclassifications above for the impact on the Fund's consolidated balance sheets.  See Note 5 - Notes Payable for additional information regarding the Fund's outstanding debt.

In January 2016, the FASB issued new guidance intended to improve the recognition and the measurement of financial instruments. The ASU will require equity investments, excluding those investments accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income; will simplify the impairment assessment of those investments; will eliminate the disclosure of the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost and change the fair value calculation of those investments; will change the disclosure in other comprehensive income for financial liabilities that are measured at fair value in accordance with the fair value options for financial instruments; and will clarify that a deferred asset related to available-for-sale securities should be included in an entity's evaluation for a valuation allowance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Fund is currently assessing the impact the adoption of this guidance will have on its financial statements.

In February 2016, the FASB issued an ASU intended to improve financial reporting about leasing transactions. The ASU will require companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by companies that own the assets leased by the lessee (the lessor) will remain largely unchanged from current GAAP. The standard is effective for fiscal years beginning after December 31, 2018 and early adoption is permitted. The Fund is currently assessing the impact the adoption of this guidance will have on its financial statements.

3.   REAL ESTATE INVESTMENTS

Investment property consisted of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Buildings and improvements	$940,905	$1,738,998
Less accumulated depreciation	(183,309)	(266,446)
Buildings and improvements, net	757,596	1,472,552
Land	147,633	271,129
Investment property, net	$905,229	$1,743,681

On January 30, 2015, the Fund sold its remaining 51% interest in the entity that owns One North Wacker for $240.0 million, resulting in the deconsolidation of the noncontrolling interest in the amount of $95.0 million on the statement of equity. The Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. On April 20, 2015, the Fund sold Charlotte Plaza for a contract sales price of $160.0 million and the net book value was $131.1 million on the date of the sale. On August 18, 2015, the Fund sold an undeveloped parcel of land adjacent to Carillon in Charlotte, North Carolina for a contract sales price of $3.1 million and the net book value of the land was $2.2 million on the date of the sale. On November 4, 2015, the Fund also sold 333 West

Wacker for a contract sales price of $320.5 million and the net book value was $216.6 million on the date of the sale. Additionally, on December 17, 2015, the Fund sold its interest in the entity that owns Riverfront Plaza for a contract sales price of $147.5 million and recognized impairment losses of $44.2 million for the year ended December 31, 2015. With the exception of the sale of Riverfront Plaza, the Fund recognized a combined gain on sale of these assets of $271.2 million, which was recorded in gain on sale of real estate investments on the consolidated statement of operations.

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

As of December 31, 2015, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$94,211	$8,634	$22,366
Less accumulated amortization	(77,954)	(7,370)	(14,178)
Net	$16,257	$1,264	$8,188

As of December 31, 2014, cost and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place	Lease	Lease
	Leases	Assets	Liabilities
Cost	$201,528	$16,370	$34,398
Less accumulated amortization	(154,201)	(12,722)	(22,893)
Net	$47,327	$3,648	$11,505

In-place leases are amortized to amortization expense over the remaining lease terms. Amortization expense was $6.5 million, $12.2 million, and $24.2 million for in-place leases for the years ended December 31, 2015, 2014, and 2013, respectively. Out-of-market leases are amortized as adjustments to rental revenue over the remaining lease terms. Amortization of out-of-market leases, net, was an increase to rental revenue of $1.3 million, $1.4 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Anticipated amortization of in-place leases and out-of-market leases for the next five years is as follows (in thousands):

Years Ending December 31,	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
2016	$2,962	$179	$(948)
2017	2,199	124	(687)
2018	1,790	116	(576)
2019	1,712	116	(563)
2020	1,645	115	(553)

4. DISCONTINUED OPERATIONS

On August 9, 2012, the Fund sold Shell Plaza, office properties located in Houston, Texas, which it acquired in May 2004. The contract sales price was $550.0 million and the net book value was $274.4 million on the date of the sale. The Fund recognized a gain on the sale of these assets of $3.8 million in 2013.

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

On January 7, 2014, the Fund sold 101 Second Street, an office property located in San Francisco, California, which it acquired in September 2004. The contract sales price was $297.5 million and the net book value was $113.8 million on the date of the sale. The Fund recognized a gain totaling $174.4 million on the sale of this asset.

The combined results of operations of Shell Plaza, Douglas Corporate Center, 425 Lexington Avenue, 499 Park Avenue, 1200 19th Street and 101 Second Street for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Revenues:
Rental revenue	$185	$61,051
Other revenue	49	2,052
Total revenue	234	63,103
Expenses:
Depreciation and amortization	—	7,637
Property operating expenses	170	12,628
Real property taxes	37	11,518
Property management fees	7	1,587
General and administrative	466	1,293
Total expenses	680	34,663
(Loss) income from discontinued operations before
interest income, interest expense, gain on
extinguishment of debt and gain on derivative
instruments	(446)	28,440

Interest income	18	26
Interest expense	(54)	(12,289)
Gain on extinguishment of debt	—	12,563
Gain on derivative instruments	—	445

(Loss) income from discontinued operations	$(482)	$29,185

5.   NOTES PAYABLE
The Fund's notes payable at December 31, 2015 and 2014, consist of the following (in thousands):

Description	Interest Rate as of December 31, 2015	Maturity Date	2015		2014
MORTGAGE NOTES
Secured Nonrecourse Fixed Rate Mortgage Notes:
The Northwestern Mutual Life Insurance Company — 525 B Street	4.1300%	9/1/2018	$59,117		$60,387
Prudential Insurance Company of America — 333 West Wacker	5.6600	5/1/2016	—	(1)	124,000
Prudential Insurance Company of America — One Atlantic Center	6.1000	8/1/2016	141,000		141,000
Bank of America, N.A. — Warner Center	5.6280	10/1/2016	174,000		174,000
Massachusetts Mutual Life Insurance Company - One North Wacker	4.2000	5/10/2022	—	(2)	275,000
Subtotal Fixed Rate Mortgage Notes			374,117		774,387
Secured Nonrecourse Variable Rate Mortgage Notes:
JP Morgan Chase Bank, N.A. — One Renaissance Square and Two Renaissance Square	2.9300 (LIBOR + 2.5%)	7/10/2016	86,950		89,581
Metropolitan Life Insurance Company — Charlotte Plaza	3.2000 (LIBOR + 3.0%)	9/1/2015	—	(1)	80,465
Metropolitan Life Insurance Company — Carillon	3.2000 (LIBOR + 3.0%)	9/1/2016	56,337		57,544
Metropolitan Life Insurance Company — Riverfront Plaza	2.6600 (LIBOR + 2.5%)	10/8/2016	—	(1)	75,000
Bank of America, N.A. — Wells Fargo Center	2.2438 (LIBOR + 2.0%)	12/30/2016	90,987		93,034
Subtotal Variable Rate Mortgage Notes			234,274		395,624
Total Mortgage Notes			608,391		1,170,011
MEZZANINE LOAN
SBAF Mortgage Fund I, LLC — Wells Fargo Center	9.2438 (LIBOR + 9.0%)	12/30/2016	28,673		28,673
REVOLVING CREDIT FACILITIES
KeyBank National Association — US Core Office Properties	2.6635	2/27/2016	—		—

Total principal outstanding			637,064		1,198,684
Unamortized deferred financing costs			(825)		(2,181)
Total notes payable - net			$636,239		$1,196,503
Footnote:

(1)	These outstanding principal balances were paid off with proceeds from the sale of the buildings. See Note 3 - Real Estate Investments.

(2)	The outstanding principal balance was assumed by the buyer of this property on January 30, 2015. See Note 3 - Real Estate Investments.
The mortgage notes described above require monthly interest-only payments, except the mortgage notes at 525 B Street, One Renaissance Square and Two Renaissance Square, Carillon and Wells Fargo Center, each requiring monthly payments of principal and interest based on various amortization schedules. Prepayment of the mortgage notes principal balance is permitted with payment of a premium if required under the respective loan agreements. Each mortgage note is secured by a mortgage on the related property, the leases on the related property, and the security interest in personal property located on the related property.
On July 10, 2014, the Fund executed a loan renewal, extension and modification agreement of the mortgage note at One Renaissance Square and Two Renaissance Square with JP Morgan Chase. Under the terms of the agreement, the Fund extended the maturity date for one year and amended certain provisions of the loan documents. Payments of principal and interest are due monthly for the term of the loan. On July 10, 2015, the Fund paid approximately $1.6 million on the principal balance and extended the maturity date for one additional year.
Revolving Credit Facilities

KeyBank National Association - US Core Office Properties - On February 27, 2013, Core Office Properties executed a second amended and restated credit agreement (“Amended Credit Agreement II”) with KeyBank, as an administrative agent for itself and certain other lenders. Amended Credit Agreement II provides for borrowing capacity of up to $50.0 million with an option to increase the capacity up to $100.0 million prior to February 27,

2016, subject to certain terms and conditions. Loans under this facility bear interest, at the borrower's option, at a variable rate plus a spread ranging from 125 to 175 basis points or a LIBOR-based rate plus a spread ranging from 225 to 275 basis points, each of which are based on a prescribed leverage ratio calculated for Core Office Properties. Payments of interest were due monthly until its maturity on February 27, 2016, which the Core Office Properties elected not to renew. As of December 31, 2014, outstanding letters of credit totaled $2.4 million. There were no outstanding letters of credit as of December 31, 2015 due to the sale of 333 West Wacker and subsequent return of the outstanding letters of credit to the lender.

As of December 31, 2015, the scheduled principal payments on notes payable are as follows (in thousands):

Years Ending December 31,

2016	$579,269
2017	1,378
2018	56,417

$637,064

All of the notes described above contain both affirmative and negative covenants as well as certain note containing financial covenants. The Fund believes it is in compliance with all such covenants at December 31, 2015.

6.   DERIVATIVE INSTRUMENTS
On August 9, 2011, the Fund entered into interest rate swaps with Westdeutsche Immobilienbank AG and Aareal Bank AG. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Fund's secured variable interest rate mortgage loan at 101 Second Street with Westdeutsche Immobilienbank AG. The Fund has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps were recorded at estimated fair value and changes in the fair value were recorded in income/(loss) from discontinued operations in the Fund's consolidated statement of operations for the year ended December 31, 2013. There were no changes in fair value recorded for the years ended December 31, 2015 and 2014 due to the sale of 101 Second Street. (see Note 11 - Fair Value Disclosures - Assets and Liabilities Measured at Fair Value on a Recurring Basis - Derivative Instruments).

Gain on derivative instruments represents the gain on interest rate swaps due to changes in fair value and are recorded in income/(loss) from discontinued operations in the consolidated statement of operations for the year ended December 31, 2013 (in thousands):

2013

Gain on interest rate swaps	$445

Upon the sale of 101 Second Street, the Fund paid a breakage fee in the amount of $444,000, which is included in gain on sale of discontinued operations, and terminated the interest rate swap agreements on January 7, 2014. See Note 4 - Discontinued Operations for additional information.

7.   RENTAL REVENUES
The Fund has entered into noncancelable lease agreements, subject to various escalation clauses, with tenants for office and retail space. As of December 31, 2015, the approximate fixed future minimum rentals are as follows (in thousands):

Fixed Future
Minimum
Years Ending December 31	Rentals

2016	$81,293
2017	77,494
2018	74,770
2019	70,850
2020	65,771
Thereafter	204,941

Total	$575,119

Of the total rental revenue for the years ended December 31, 2015, 2014 and 2013, no tenant leased space representing 10% or more of total rental revenue.

The tenant leases generally provide for annual rentals that include the tenants' proportionate share of real estate taxes and certain building operating expenses. The Funds' tenant leases have remaining terms of up to 13 years and generally include tenant renewal options that can extend the lease terms.

8.  GOVERNING AGREEMENTS AND INVESTOR RIGHTS

Governance of the Partnership - The Partnership is governed by the Partnership Agreement, as last amended on November 14, 2013. The Partnership shall continue until the Partnership is dissolved pursuant to the provisions of the Partnership Agreement. On November 14, 2013, with the consent of the Non-Managing General Partner and the limited partners, by majority vote ("Majority LP Vote"), the Partnership's limited partnership agreement was amended to: (1) establish December 31, 2015 as the end date for the Partnership, subject to two one-year extension options (the first extension option at the discretion of Capital, which has been exercised, and the second extension option requiring the consent of the Non-Managing General Partner and the limited partners, by Majority LP Vote).

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

Rights of General Motors Investment Management Corporation - The Second Amended and Restated Investor Rights Agreement among Hines, the Partnership, Core Office Properties, Hines Warner Center Partners LP (“Warner Center Partners”), Hines CF Sacramento Partners LP (“CF Sacramento Partners”), General Motors Investment Management Corporation (“GMIMC”) and a number of institutional investors advised by GMIMC (each an “Institutional Co-Investor” and collectively, the “Institutional Co-Investors”), dated October 12, 2005, provides GMIMC with certain co-investment rights with respect to the Fund's investments. As of December 31, 2015, the Institutional Co-Investors co-invest with the Fund in three of the Fund's Properties, owning effective interests in the Properties as follows:

Property	Institutional Co-Investors' Effective Interest
Warner Center	20.0%
Wells Fargo Center	20.0

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

GMIMC Buy/Sell Rights - GMIMC, on behalf of the Institutional Co-Investors having an interest in Warner Center Partners, CF Sacramento Partners and any other entity through which a co-investment is made (each, a “Co-Investment Entity”), on the one hand, and the Fund, on the other hand, have the right to initiate at any time the purchase and sale of any property in which any Institutional Co-Investor has an interest (the “Buy/Sell”). A Buy/Sell is triggered by either party delivering a written notice to the other party that identifies the property and states the value the tendering party assigns to such property (the “Stated Value”). The recipient may elect by written notice to be the buyer or seller with respect to such property or, in the absence of a written response, will be deemed to have elected to be a seller. If the property that is the subject of the Buy/Sell is owned by a Co-Investment Entity that owns more than one property, then such Co-Investment Entity will sell the property to the party determined to be the buyer pursuant to the Buy/Sell notice procedure for the Stated Value, and the proceeds of the sale will be distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. If the property in question is the only property owned by a Co-Investment Entity, then the party determined to be the buyer pursuant to the Buy/Sell notice procedure will acquire the interest of the selling party in the Co-Investment Entity for an amount equal to the amount that would be distributed to the selling party if the property were sold for the Stated Value and the proceeds distributed in accordance with the applicable provisions of the constituent documents of the Co-Investment Entity. For this purpose, Warner Center is considered to be a single property.

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

IK Funds Redemption Rights - As of December 31, 2015, IK US Portfolio Invest GmbH & Co. KG (“IK Fund I”), IK US Portfolio Invest Zwei GmbH & Co. KG (“IK Fund II”) and IK US Portfolio Invest Drei GmbH & Co. KG (“IK Fund III”), each a limited partnership established under the laws of Germany (collectively the “IK Funds”), owned 63,019, 93,323 and 64,832 units, respectively, of limited partnership interest in Core Office Properties, representing a total of 13.9% ownership in Core Office Properties.  The IK Funds have the right to require Core Office Properties to redeem, at a price based on the net asset value of Core Office Properties as of the date of redemption, all or any portion of its interest, subject to a maximum redemption amount of $150.0 million for IK Fund II and IK Fund III, as of the following dates:

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

In September 2013, IK Fund I requested a redemption of 39.21% of its interest in the Partnership. On December 31, 2014, the Partnership redeemed approximately 41,000 units from the investor for $25.7 million. The redemption was funded with cash on-hand.
In September 2015, IK Fund II requested a redemption of 15.26% of its interest in the Partnership. As of December 31, 2015, the limited partner had 93,323 units, representing a total of 5.9% ownership in the Partnership. The exact amount of this redemption, which will be paid on December 31, 2016, is not yet determinable because the units will be redeemed at the unit interest's value based on the net asset value of the Partnership at the time of the redemption.
In November 2015, IK Fund I requested a redemption of 3.18% of its interest in the Partnership. As of December 31, 2015, the limited partner had 63,019 units, representing a total of 4.0% ownership in the Partnership. The exact amount of this redemption, which will be paid on December 31, 2016, is not yet determinable because the units will be redeemed at the unit interest's value based on the net asset value of the Partnership at the time of the redemption.
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

9.  RELATED-PARTY TRANSACTIONS

The Companies have entered into management agreements with Hines, a related party, to manage the operations of the Properties. As compensation for its services, Hines received the following:

•
A property management fee equal to the lesser of the amount of the management fee that is allowable under tenant leases or a specific percentage of the gross revenues of the specific Property. The Fund incurred management fees of $4.2 million, $6.3 million and $8.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

•
Salary and wage reimbursements of its on-site property personnel incurred by the Fund for the years ended December 31, 2015, 2014 and 2013, which were $9.3 million, $12.6 million and $15.3 million, respectively, and are included in property operating expenses and income/(loss) from discontinued operations in the consolidated statements of operations.

•
Reimbursement for various direct services performed off site are limited to the amount that is recovered from tenants under their leases and usually will not exceed, in any calendar year, a per-rentable-square-foot limitation. In certain instances, the per-rentable-square-foot limitation may be exceeded with the excess offset against property management fees received. For each of the years ended December 31, 2015, 2014 and 2013, reimbursable services to Hines from the Fund were $1.9 million, $2.2 million and $2.6 million, respectively, and are included in property operating expenses and income/(loss) from discontinued operations in the consolidated statements of operations.

•
Leasing commissions equal to 1.5% of gross revenues payable over the term of each executed lease, including any lease amendment, renewal, expansion, or similar event. Leasing commissions of $1.2 million, $2.4 million and $15.6 million were incurred by the Fund during the years ended December 31, 2015, 2014 and 2013, respectively, and are included in deferred leasing costs, net, in the consolidated balance sheets.

The Fund has related party payables owed to Hines and its affiliated entities at December 31, 2015 and 2014 of $4.2 million and $9.4 million, respectively, for these services.

Certain subsidiaries of the Fund have entered into lease agreements with Hines Core Fund Services, LLC (“Services”), an affiliate of Hines, for the operation of their respective parking garages. Under the terms of the lease agreements, the Fund received rental fees of $4.9 million, $5.2 million and $5.7 million during the years ended December 31, 2015, 2014, and 2013, respectively, which are included in other revenue and income/(loss) from discontinued operations in the consolidated statements of operations. Receivables due to the Fund from Services were approximately $408,000 and $403,000 at December 31, 2015 and 2014, respectively, and are included in tenant and other receivables, net, in the consolidated balance sheets.

10. LEASE OBLIGATIONS

One Atlantic Center is subject to a ground lease that initially expires in 2033. The ground lease contains renewal options at 10-year term increments, up to a total term of 99 years.

As of December 31, 2015, required payments under the terms of the One Atlantic Center ground lease are as follows (in thousands):

Fixed Future Minimum
Years Ending December 31,	Rent Payments
2016	$1,676
2017	1,743
2018	1,813
2019	1,885
2020	1,961
Thereafter	132,576

Total	$141,654

Ground lease expense for each of the years ended December 31, 2015, 2014 and 2013, was $3.3 million, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Although the Fund determined the majority of the inputs used to value its derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads related to evaluate the likelihood of default by the Fund or its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Fund considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.

The Fund had no derivative instruments recorded in 2015 and 2014.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Investment Property - In connection with management's ongoing evaluation of its asset portfolio, management considers various scenarios regarding a number of factors, including market rents, economic conditions, capitalization rates and estimated hold periods.

Assets measured at fair value on a nonrecurring basis at December 31, 2015, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss For the Year Ended December 31, 2015

Riverfront Plaza	$147,500	$—	$147,500	$—	$(44,172)

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

Other Financial Instruments - As of December 31, 2015, management estimated that the fair value of notes payable, which had a principal balance of $637.1 million, was $645.7 million. As of December 31, 2014, management estimated that the fair value of notes payable, which had a principal balance of $1,198.7 million, was $1,231.6 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt's collateral (if applicable). Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Fund has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, while the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2015 and 2014, the Fund has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Fund has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures were as follows (in thousands):

	2015	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$40,664	$55,351	$77,226
Cash paid for income taxes	$—	$23	$1,374
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Accrued additions to investment property	$93	$185	$1,663
Distributions declared and unpaid	$6,100	$24,154	$13,589
Dividends and distributions declared and unpaid to redeemable noncontrolling interests	$1,328	$4,969	$2,749
Mortgage assumed by buyer upon disposition of property	$275,000	$—	$—
Security deposits assumed by buyer upon disposition of property	$5,124	$1,303	$999
Security deposits assumed by bank upon foreclosure of property	$—	$—	$177
Deed in lieu of foreclosure - real estate and lease intangibles	$—	$—	$(26,886)
Deed in lieu of foreclosure - note payable	$—	$—	$36,000
Deed in lieu of foreclosure - other assets and liabilities, net	$—	$—	$3,449

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

14. SUBSEQUENT EVENTS

Carillon - On January 15, 2016, the Fund sold Carillon, an office property located in Charlotte, North Carolina, which it acquired in July 2007. The contract sales price was $147.0 million.

525 B Street - On March 16, 2016, the Fund sold 525 B Street, an office property located in San Diego, California, which it acquired in August 2005. The contract sales price was $122.0 million.

******

Hines Real Estate Investment Trust, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2015	$4,499	$(183)	$(220)	$4,096
Allowance for Doubtful Accounts as of December 31, 2014	$4,636	1,193	(1,330)	$4,499
Allowance for Doubtful Accounts as of December 31, 2013	$6,091	1,128	(2,583)	$4,636

(a)	Write-offs of accounts receivable previously reserved.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2015

			Initial Cost					Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at 12/31/2015
Description (a)	Location	Encumbrances	Land		Buildings and Improve-ments		Total		Land	Buildings and Improve-ments	Total (c)	Accumulated Depreciation (d)	Date of Construction	Date Acquired
		(In thousands)
1900 and 2000 Alameda	San Mateo, California	$33,065	$18,522		$22,495		$41,017	$5,159	$18,522	$27,654	$46,176	$(7,324)	1971, 1983	June-05
1515 S Street	Sacramento, California	36,618	13,099		54,017		67,116	2,782	13,099	56,799	69,898	(14,177)	1987	November-05
321 North Clark	Chicago, Illinois	136,632	27,896		159,763		187,659	3,784	27,896	163,547	191,443	(39,720)	1987	April-06
3400 Data Drive	Rancho Cordova, California	18,079	4,514		21,083		25,597	737	4,514	21,820	26,334	(5,119)	1990	November-06
2100 Powell	Emeryville, California	79,921	31,258		93,316		124,574	1,171	31,258	94,487	125,745	(21,312)	2001	December-06
Daytona Buildings	Redmond, Washington	53,458	19,197		63,613		82,810	610	19,197	64,223	83,420	(14,429)	2002	December-06
Laguna Buildings	Redmond, Washington	65,542	28,619		76,180		104,799	837	28,619	77,017	105,636	(17,401)	1987	January-07
5th and Bell	Seattle, Washington	—	3,533		58,628		62,161	220	3,533	58,848	62,381	(12,558)	2002	June-07
3 Huntington Quadrangle	Melville, New York	—	8,387	(d)	23,937	(d)	32,324	4,546	8,387	28,483	36,870	(608)	1971	July-07
JPMorgan Chase Tower	Dallas, Texas	149,542	8,768	(d)	192,021	(d)	200,789	17,792	8,768	209,813	218,581	(2,764)	1987	November-07
345 Inverness Drive	Denver, Colorado	14,224	1,985		17,798		19,783	898	1,985	18,696	20,681	(3,370)	2002	December-08
Arapahoe Business Park	Denver, Colorado	—	3,463		29,350		32,813	213	3,463	29,563	33,026	(5,224)	1997-2001	December-08
Cherokee Plaza	Atlanta, Georgia	—	14,000		21,284		35,284	153	14,000	21,437	35,437	(1,094)	1997	January-14
Thompson Bridge Commons	Gainesville, Georgia	4,959	5,100		11,521		16,621	—	5,100	11,521	16,621	(576)	2001	January-14
Champions Village	Houston, Texas	—	18,550		32,292		50,842	74	18,550	32,366	50,916	(1,627)	1974	January-14
Sandy Plains Exchange	Marietta, Georgia	—	3,880		6,634		10,514	93	3,880	6,727	10,607	(336)	1997	January-14
University Palms Shopping Center	Oviedo, Florida	—	5,840		8,694		14,534	—	5,840	8,694	14,534	(435)	1994	January-14
Shoppes at Parkland	Parkland, Florida	—	7,430		11,067		18,497	88	7,430	11,155	18,585	(572)	2000	January-14
Oak Park Village	San Antonio, Texas	—	5,100		4,637		9,737	—	5,100	4,637	9,737	(237)	1970, 1996	January-14
Heritage Station	Wake Forest, North Carolina	—	4,000		6,377		10,377	11	4,000	6,388	10,388	(320)	2004	January-14
Howard Hughes Center	Los Angeles, California	—	138,820		278,378		417,198	4,614	138,820	282,992	421,812	(14,088)	1987-2002	January-14
Civica Office Commons	Bellevue, Washington	—	41,240		141,037		182,277	27	41,240	141,064	182,304	(3,119)	2001	February-15
2851 Junction Avenue	San Jose, California	—	24,500		50,024		74,524	—	24,500	50,024	74,524	(790)	2002	May-15
Total		$592,040	$437,701		$1,384,146		$1,821,847	$43,809	$437,701	$1,427,955	$1,865,656	$(167,200)

(a)	Assets consist of office properties, industrial/distribution facilities and grocery-anchored shopping centers.

(b)	The aggregate cost for federal income tax purposes is $1.9 billion as of December 31, 2015.

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

(d)	These amounts decreased between 2014 and 2015 as a result of an impairment charge recorded in 2015.

The changes in total real estate assets for the years ended December 31 (in thousands):

	2015	2014	2013
Gross real estate assets
Balance, beginning of period	$1,841,118	$1,435,299	$2,097,342
Additions during the period:
Acquisitions	256,828	583,604	—
Other	13,883	10,981	7,377
Deductions during the period:
Cost of real estate sold	(173,076)	(188,620)	(598,113)
Fully-depreciated assets	(231)	(146)	(377)
Impairment losses	(72,866)	—	(70,930)
Balance, end of period	$1,865,656	$1,841,118	$1,435,299

Accumulated Depreciation
Balance, beginning of period	$(206,460)	$(178,720)	$(233,908)
Depreciation	(39,845)	(39,740)	(38,440)
Impairment losses	53,203	—	34,648
Retirements or sales of assets	25,902	12,000	58,980
Balance, end of period	$(167,200)	$(206,460)	$(178,720)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES REAL ESTATE INVESTMENT TRUST, INC.
(registrant)

March 28, 2016	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2016.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 28, 2016
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 28, 2016
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 28, 2016
Ryan T. Sims	(Principal Financial Officer and Secretary)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 28, 2016
J. Shea Morgenroth	(Principal Accounting Officer and Treasurer)

/s/ Charles M. Baughn
Charles M. Baughn	Director	March 28, 2016

/s/ Lee A. Lahourcade
Lee A. Lahourcade	Director	March 28, 2016

/s/ Stanley D. Levy
Stanley D. Levy	Director	March 28, 2016

/s/ Paul B. Murphy Jr.
Paul B. Murphy Jr.	Director	March 28, 2016

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.2
Agreement of Sale and Purchase, dated as of June 10, 2015, by and between Hines REIT 2555 Grand LLC and Grand Boulevard Acquisition LLC (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q on August 12, 2015 and incorporated by reference herein).

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
101*
The following materials from Hines REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 28, 2016, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith