Form 10-Q
period 2016-03-31
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2016-05-11
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes ☐   No ☒
As of May 6, 2016, 221.6 million shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37

SIGNATURES
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(In thousands, except per share amounts)
ASSETS:
Investment property, net	$1,690,231	$1,698,456
Investments in unconsolidated entities	97,249	100,455
Cash and cash equivalents	49,610	69,743
Restricted cash	1,281	1,288
Distributions receivable	1,209	1,757
Tenant and other receivables, net	43,982	41,025
Intangible lease assets, net	115,196	124,265
Deferred leasing costs, net	154,334	143,656
Deferred financing costs, net	416	519
Other assets	4,411	2,567
TOTAL ASSETS	$2,157,919	$2,183,731

LIABILITIES:
Accounts payable and accrued expenses	$56,125	$58,828
Due to affiliates	4,572	4,501
Intangible lease liabilities, net	28,619	29,699
Other liabilities	16,295	16,603
Interest rate swap contracts	13,491	17,448
Participation interest liability	130,386	126,637
Distributions payable	15,026	15,219
Notes payable, net	836,583	852,245
Total liabilities	1,101,097	1,121,180

Commitments and contingencies (Note 12)	—	—

EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2016 and December 31, 2015	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 222,106 and 222,510 common shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	223	223
Additional paid-in capital	2,099,093	2,101,105
Accumulated distributions in excess of earnings	(1,041,421)	(1,037,548)
Accumulated other comprehensive income (loss)	(1,073)	(1,229)
Total stockholders’ equity	1,056,822	1,062,551
Noncontrolling interests	—	—
Total equity	1,056,822	1,062,551
TOTAL LIABILITIES AND EQUITY	$2,157,919	$2,183,731

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2016 and 2015
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$48,106	$51,826
Other revenue	4,989	4,164
Total revenues	53,095	55,990
Expenses:
Property operating expenses	13,764	14,832
Real property taxes	8,446	7,652
Property management fees	1,385	1,487
Depreciation and amortization	19,593	22,483
Acquisition related expenses	—	56
Asset management and acquisition fees	8,419	8,681
General and administrative	1,950	1,350
Total expenses	53,557	56,541
Operating income (loss)	(462)	(551)
Other income (expenses):
Gain (loss) on derivative instruments, net	3,957	3,193
Equity in earnings (losses) of unconsolidated entities, net	16,347	33,199
Gain (loss) on sale of real estate investments	2	21,079
Interest expense	(8,639)	(9,481)
Interest income	26	10
Income (loss) from continuing operations before benefit (provision) for income taxes	11,231	47,449
Benefit (provision) for income taxes	(39)	(86)
Income (loss) from continuing operations	11,192	47,363
Income (loss) from discontinued operations, net of taxes	(38)	(2)
Net income (loss)	11,154	47,361
Less: Net (income) attributable to noncontrolling interests	(75)	(74)
Net income (loss) attributable to common stockholders	$11,079	$47,287
Basic and diluted income (loss) per common share	$0.05	$0.21
Distributions declared per common share	$0.07	$0.07
Weighted average number of common shares outstanding	222,106	224,260

Net comprehensive income (loss):
Net income (loss)	$11,154	$47,361
Other comprehensive income (loss):
Foreign currency translation adjustment	156	(211)
Net comprehensive income (loss)	11,310	47,150
Net comprehensive (income) loss attributable to noncontrolling interests	(75)	(74)
Net comprehensive income (loss) attributable to common stockholders	$11,235	$47,076

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2016 and 2015
(UNAUDITED)
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2016	222,510	$223	$2,101,105	$(1,037,548)	$(1,229)	$1,062,551	$—
Issuance of common shares	816	1	5,463	—	—	5,464	—
Redemption of common shares	(1,220)	(1)	(7,449)	—	—	(7,450)	—
Distributions declared	—	—	—	(14,952)	—	(14,952)	(75)
Other offering costs, net	—	—	(26)	—	—	(26)	—
Net income (loss)	—	—	—	11,079	—	11,079	75
Foreign currency translation adjustment	—	—	—	—	156	156	—
BALANCE, March 31, 2016	222,106	$223	$2,099,093	$(1,041,421)	$(1,073)	$1,056,822	$—

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2015	225,207	$225	$2,110,537	$(1,020,134)	$(790)	$1,089,838	$—
Issuance of common shares	857	1	5,609	—	—	5,610	—
Redemption of common shares	(1,804)	(2)	(7,521)	—	—	(7,523)	—
Distributions declared	—	—	—	(14,931)	—	(14,931)	(74)
Other offering costs, net	—	—	(1)	—	—	(1)	—
Net income (loss)	—	—	—	47,287	—	47,287	74
Foreign currency translation adjustment	—	—	—	—	(211)	(211)	—
BALANCE, March 31, 2015	224,260	$224	$2,108,624	$(987,778)	$(1,001)	$1,120,069	$—

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$11,154	$47,361
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	25,173	26,217
(Gain) loss on sale of real estate investments	(2)	(21,079)
Equity in (earnings) losses of unconsolidated entities, net	(16,347)	(33,199)
Distributions received from unconsolidated entities	16,347	7,199
Other losses, net	38	38
(Gain) loss on derivative instruments, net	(3,957)	(3,193)
Net change in operating accounts	(22,521)	(12,375)
Net cash provided by operating activities	9,885	10,969
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	3,753	—
Investments in acquired properties and lease intangibles	—	(188,364)
Capital expenditures at operating properties	(1,557)	(3,043)
Proceeds from sale of real estate investments and unconsolidated joint ventures	1	37,233
Change in restricted cash	7	705
Net cash provided by (used in) investing activities	2,204	(153,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in security deposits	466	151
Redemption of common shares	(7,161)	(10,178)
Payments of offering costs	(32)	(7)
Distributions paid to stockholders and noncontrolling interests	(9,792)	(9,830)
Proceeds from notes payable	104,000	203,000
Payments on notes payable	(119,816)	(45,408)
Additions to deferred financing costs	(125)	(129)
Net cash provided by (used in) financing activities	(32,460)	137,599
Effect of exchange rate changes on cash	238	(183)
Net change in cash and cash equivalents	(20,133)	(5,084)
Cash and cash equivalents, beginning of period	69,743	56,821
Cash and cash equivalents, end of period	$49,610	$51,737

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2015 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of March 31, 2016 and the results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Hines REIT has raised approximately $2.7 billion through public offerings of its common stock, including shares of its common stock offered pursuant to its dividend reinvestment plan, since Hines REIT commenced its initial public offering in June 2004.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s current $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through March 31, 2016, Hines REIT received gross offering proceeds of $209.4 million from the sale of 27.4 million shares through the DRP Offering. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings other than those related to shares issued under its dividend reinvestment plan.

Hines REIT contributes all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of March 31, 2016 and December 31, 2015, Hines REIT owned a 91.6% and 91.8% general partner interest, respectively, in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% limited partnership interest in the Operating Partnership as of both March 31, 2016 and December 31, 2015. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”), owned a 7.9% and 7.7% profits interest (the “Participation Interest”) in the Operating Partnership as of March 31, 2016 and December 31, 2015, respectively.

Since the conclusion of its third public offering, the Company has concentrated its efforts on actively managing its assets and exploring a variety of strategic opportunities focused on enhancing the composition of its portfolio and its total return potential for its stockholders.  The Company has made strategic acquisitions and dispositions, and is considering its strategic alternatives to execute a liquidity event (i.e., a sale of its assets, the Company’s sale or merger, a listing of its shares on a national securities exchange, or another similar transaction). However, there is no set timetable for the execution of such an event.

Investment Property

As of March 31, 2016, the Company owned direct and indirect investments in 27 properties. These properties consisted of 19 U.S. office properties and a portfolio of 8 grocery-anchored shopping centers located in four states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”).

The Company makes investments directly through entities that are wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 28.8% non-managing general partner interest as of both March 31, 2016 and December 31, 2015. The Company accounts for its investment in the Core Fund using the equity method of accounting.

Unconsolidated VIEs

The Company has a non-managing general partner interest of 28.8% in the Core Fund. The Core Fund was determined to be a variable interest entity (“VIE”) in which the Company was determined not to be the primary beneficiary since the managing general partner has the ability to direct the activities that significantly impact the economic performance of the VIE. The Company’s maximum loss exposure is expected to change in future periods as a result of additional contributions made. Other than the initial capital contributions provided by the Company, the Company has not provided any additional subordinated financial support. See Note 5 — Investments in Unconsolidated Entities for information regarding the activity of the Company’s unconsolidated entities as of March 31, 2016 and 2015.

The table below summarizes the Company’s maximum loss exposure related to its investment in the unconsolidated VIE as of March 31, 2016 and December 31, 2015, which is equal to the carrying value of its investment in the unconsolidated VIE included in the balance sheet line item “Investment in unconsolidated entities” as of March 31, 2016 and December 31, 2015 (in thousands).

Period (1)	Investment in Unconsolidated VIEs	Maximum Risk of Loss
March 31, 2016	$97,249	$97,249
December 31, 2015	$100,455	$100,455

(1)	Represents the Company’s contributions, net of distributions, made to its VIEs, as well as the Company’s share of equity in earnings (losses) on the investment as of the date indicated.

2.  Summary of Significant Accounting Policies

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a complete listing of all of its significant accounting policies.

Basis of Presentation

The condensed consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q include the accounts of Hines REIT, the Operating Partnership and the Operating Partnership’s wholly-owned subsidiaries as well as the related amounts of noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation. As a result of the adoption of Accounting Standards Update (“ASU”) 2015-02, the Company has determined that the Operating Partnership is considered a VIE. However, the Company meets the disclosure exemption criteria under ASU 2015-02, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest.

The Company has retroactively changed, for all prior periods presented, its classification of distributions in the consolidated balance sheets and statements of equity by reflecting such distributions as charges against “accumulated distributions in excess of earnings.”  This presentation change had no impact on the total equity balances in any of the periods presented.

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investment in the Core Fund for the three months ended March 31, 2016 and 2015. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s remaining investment in the Core Fund, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil, although the Company no longer owns any operating investments outside the United States as of March 31, 2016. Accumulated other comprehensive income (loss) as of March 31, 2016 is related to the remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

Impairment of Investment Property

Real estate assets are reviewed for impairment in each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than the carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.  See Note 13 — Fair Value Disclosures for additional information regarding the Company’s policy for determining fair values of its investment property. No impairment charges were recorded for the three months ended March 31, 2016 and 2015 on the Company’s directly-owned and indirectly-owned properties.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $4.1 million and $4.1 million at March 31, 2016 and December 31, 2015, respectively.

Deferred Leasing Costs

Tenant inducement amortization was $5.1 million and $3.7 million for the three months ended March 31, 2016 and 2015, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $1.5 million and $1.2 million as amortization expense related to other direct leasing costs for the three months ended March 31, 2016 and 2015, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction to the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs were $1.5 million and $1.7 million as of March 31, 2016 and December 31, 2015, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended March 31, 2016 and 2015, $0.4 million and $0.5 million, respectively, of deferred financing costs were amortized into interest expense in the accompanying consolidated statements of operations.

Other Assets

Other assets included the following (in thousands):

	March 31, 2016	December 31, 2015
Prepaid insurance	$207	$663
Prepaid taxes	2,778	547
Other	1,426	1,357
Total	$4,411	$2,567

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of March 31, 2016 and December 31, 2015, the Company recorded liabilities of $7.6 million and $8.5 million, respectively, related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $39.8 million and $36.9 million as of March 31, 2016 and December 31, 2015, respectively.

Redemption of Common Stock

The Company’s share redemption program generally limits the funds available for redemption to the amount of proceeds received from the Company’s dividend reinvestment plan in the prior quarter. The board of directors determined to waive this limitation of the share redemption program and fully honor all eligible requests received for the three months ended March 31, 2016 totaling $7.4 million, which amount was in excess of the $5.4 million received from the issuance of shares pursuant to the dividend reinvestment plan in the prior quarter. The board of directors determined to waive the limitation on the share redemption program and fully honor all eligible requests received for the year ended December 31, 2015 totaling $31.4 million, which was in excess of the $21.9 million received from the dividend reinvestment plan in the prior quarters.

The Company has recorded liabilities of $7.4 million and $7.1 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively, related to shares that were tendered for redemption and approved by the board of directors but were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity based on a redemption price of $5.45 per share for ordinary share redemption requests and $6.50 per share for redemption requests in connection with the death or disability of a stockholder made during the first three quarters of 2015 and $6.65 per share for redemption requests in connection with the death or disability of a stockholder made during the fourth quarter of 2015. The estimated per share net asset value of the Company’s common stock as of June 30, 2015 is $6.65 and was determined by the Company’s board of directors in September 2015.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued amendments to the Accounting Standards Codification (“ASC” or the “Codification”) to provide guidance on consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company has evaluated the impact of the adoption of these amendments on its consolidated financial statements and has determined that the Company’s operating partnership is considered a VIE. However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest. The Company has also determined that the Core Fund will be considered to be a VIE as a result of this new guidance. However, the Company will not consolidate the Core Fund since the Company is not the primary beneficiary.

In September 2015, the FASB issued new guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Pursuant to the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Buildings and improvements	$1,429,400	$1,427,955
Less: accumulated depreciation	(176,870)	(167,200)
Buildings and improvements, net	1,252,530	1,260,755
Land	437,701	437,701
Investment property, net	$1,690,231	$1,698,456

Lease Intangibles

As of March 31, 2016, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$234,718	$35,144	$50,495
Less: accumulated amortization	(129,796)	(24,870)	(21,876)
Net	$104,922	$10,274	$28,619

As of December 31, 2015, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$238,176	$35,158	$50,798
Less: accumulated amortization	(124,891)	(24,178)	(21,099)
Net	$113,285	$10,980	$29,699

Amortization expense of in-place leases was $8.4 million and $11.4 million for the three months ended March 31, 2016 and 2015, respectively, and amortization of out-of-market leases, net, increased rental revenue by $0.4 million and $0.6 million, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from April 1, 2016 through December 31, 2016 and for each of the years ending December 31, 2017 through 2020 is as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1, 2016 through December 31, 2016	$21,155	$(697)
2017	22,889	(307)
2018	17,815	(892)
2019	10,558	(1,504)
2020	7,898	(1,087)

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2016, the approximate fixed future minimum rentals for the period from April 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through 2020 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2016 through December 31, 2016	$119,794
2017	152,031
2018	135,708
2019	119,537
2020	105,664
Thereafter	506,161
Total	$1,138,895

During the three months ended March 31, 2016 and 2015, the Company did not earn more than 10% of its revenue from any individual tenant.

4. Recent Acquisitions of Real Estate

The Company did not make any property acquisitions during the three months ended March 31, 2016. For the year ended December 31, 2015, the Company acquired the assets and assumed certain liabilities of two real estate operating properties located in the United States, for an aggregate net purchase price of $292.4 million.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2015 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total Purchase Price
2015
Civica Office Commons	02/11/2015	$141,037	$41,240	$26,190	$(2,960)	$205,507
2851 Junction Avenue	05/14/2015	$50,024	$24,500	$16,020	$(3,680)	$86,864

The weighted average amortization periods for the intangible assets and liabilities acquired in connection with the 2015 acquisitions, as of the date of the acquisition, were as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2015 Acquisitions:
Civica Office Commons	3.9	4.0	3.9
2851 Junction Avenue	14.4	—	14.4

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the three months ended March 31, 2015, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 (in thousands):

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

5.   Investments in Unconsolidated Entities

As of March 31, 2016 and December 31, 2015, the Company owned indirect investments in 4 and 6 properties, respectively, through its interest in the Core Fund. The Company has determined that the Core Fund is considered to be a VIE. See Note 1 — Organization — Unconsolidated VIEs for additional information.

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$100,455	$187,668
Distributions declared	(19,553)	(56,788)
Equity in earnings (losses)	16,347	33,199
Ending balance	$97,249	$164,079

Condensed financial information for the Core Fund is summarized as follows (in thousands):

Condensed Consolidated Balance Sheets for the Core Fund

	March 31, 2016	December 31, 2015
ASSETS
Cash	$111,329	$45,471
Investment property, net	736,886	905,229
Other assets	186,683	214,238
Total Assets	$1,034,898	$1,164,938

LIABILITIES AND EQUITY
Debt, net	$520,307	$636,239
Other liabilities	71,123	73,401
Redeemable noncontrolling interests	122,255	124,413
Equity	321,213	330,885
Total Liabilities and Equity	$1,034,898	$1,164,938

The Core Fund sold two properties during the three months ended March 31, 2016 and one property during the three months ended March 31, 2015, which is reflected in the table below (in thousands).

Condensed Consolidated Statements of Operations for the Core Fund

	Three Months Ended March 31,
	2016	2015

Total revenues	$23,352	$46,501
Total expenses	28,819	50,091
Gain (loss) on sale of real estate investments	73,585	139,872
Net income (loss)	68,118	136,282
Less (income) loss allocated to noncontrolling interests	(9,891)	(20,150)
Net income (loss) attributable to parent	$58,227	$116,132

The following discusses items of significance for the periods presented for the Company’s equity method investments:

In January 2016, the Core Fund sold The Carillon Building for a contract sales price of $147.0 million. The Carillon Building was acquired in July 2007 for a contract purchase price of $140.0 million. As a result of the sale of The Carillon Building, the Core Fund recorded a gain on sale of $58.8 million. As a result of the sale, the Company recognized a gain on sale of $14.4 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016.

In March 2016, the Core Fund sold 525 B Street for a contract sales price of $122.0 million. 525 B Street was acquired in August 2005 for a contract purchase price of $116.3 million. As a result of the sale of 525 B Street, the Core Fund recorded a gain on sale of $14.8 million. As a result of the sale, the Company recognized a gain on sale of $3.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016.

In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker for $240.0 million. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. One North Wacker was acquired in March 2008 for a contract purchase price of $540.0 million. As a result of the sale of the 51% interest in One North Wacker, the Core Fund recorded a gain on sale of $139.9 million. As a result of the sale, the Company recognized a gain of $34.2 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015.

6.  Debt Financing

As of March 31, 2016 and December 31, 2015, the Company had $837.6 million and $853.4 million of debt outstanding, respectively, with a weighted average years to maturity of 1.1 years and 1.1 years, respectively, and a weighted average interest rate of 3.9% and 3.9%, respectively. The following table includes all of the Company’s outstanding notes payable balances as of March 31, 2016 and December 31, 2015 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate Description	Interest Rate as of March 31, 2016	Principal Outstanding at March 31, 2016	Principal Outstanding at December 31, 2015
SECURED MORTGAGE DEBT
1515 S. Street (1)	9/1/2016	Fixed	4.25%	$36,340	$36,618
345 Inverness Drive	12/11/2016	Fixed	5.85%	14,160	14,224
JPMorgan Chase Tower (2)	2/1/2017	Variable	2.94%	49,137	149,542
Thompson Bridge Commons	3/1/2018	Fixed	6.02%	4,890	4,959
DEUTSCHE BANK POOLED MORTGAGE FACILITY (3)
321 North Clark, 1900 and 2000 Alameda	8/1/2016	Fixed via swap	5.86%	169,697	169,697
3400 Data Drive, 2100 Powell	1/23/2017	Fixed via swap	5.25%	98,000	98,000
Daytona and Laguna Buildings	5/2/2017	Fixed via swap	5.36%	119,000	119,000
OTHER NOTES PAYABLE
JPMorgan Chase Revolving Credit Facility - Revolving Loan (4)	4/1/2017	Variable	2.04%	146,400	61,400
JPMorgan Chase Revolving Credit Facility - Term Loan	4/1/2018	Variable	1.94%	200,000	200,000
TOTAL PRINCIPAL OUTSTANDING				837,624	853,440
Unamortized Premium/ (Discount) (5)				25	(6)
Unamortized Deferred Financing Fees				(1,066)	(1,189)
NOTES PAYABLE				$836,583	$852,245

(1)	In April 2016, the Company sold 1515 S. Street and paid off the 1515 S. Street secured mortgage loan with proceeds from the sale.

(2)
In January 2016, the Company made a payment of $100.0 million to pay down the JPMorgan Chase Tower secured mortgage debt. Also, in January 2016, the maturity date of the remaining loan balance was extended for an additional year to February 1, 2017.

(3)
In December 2015, HSH Nordbank sold its interest in the HSH Credit Facility and its related swap agreements to Deutsche Bank AG, New York Branch (“Deutsche Bank”). No other terms or conditions of the credit facility were changed.

(4)
During the three months ended March 31, 2016, the Company borrowed $104.0 million and made payments of $19.0 million under the JPMorgan Chase Revolving Credit Facility (the “Revolving Loan Commitment”). The Company used proceeds from the sale of 1515 S. Street in April 2016 to pay down $25.0 million of the Revolving Loan Commitment.

(5)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

Bridge Credit Agreement

In February 2015, the Operating Partnership entered into a Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) to establish a $30.0 million secured term loan facility (the “Bridge Facility”) to provide temporary financing related to the Company’s acquisition of Civica Office Commons in February 2015. The Company repaid all amounts outstanding under this facility in July 2015. No additional credit was available under this facility after that date.

The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from April 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through December 31, 2020 and for the period thereafter (in thousands):

	Principal Payments due by Period
	April 1, 2016 through December 31, 2016	(1)	2017	2018	2019	2020	Thereafter
Notes payable	$221,320		$411,927	$204,377	$—	$—	$—

(1)	In April 2016, the Company sold 1515 S. Street and paid off the 1515 S. Street secured mortgage loan with proceeds from the sale.

The Company is not aware of any instances of noncompliance with financial covenants as of March 31, 2016.

7.  Derivative Instruments

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

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Liabilities — Interest Rate Swap Contracts” on the Company’s condensed consolidated balance sheets, as of March 31, 2016 and December 31, 2015 (in thousands):

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	March 31, 2016	December 31, 2015
Interest rate swap contracts	$13,491	$17,448
Total derivatives	$13,491	$17,448

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Gain (loss) on interest rate swap, net	$3,957	$3,193
Total	$3,957	$3,193

8.  Distributions

With the authorization of its board of directors, the Company declared distributions for the period from January 2015 through May 2016. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in the Company's dividend reinvestment plan.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2016 and 2015, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (all amounts are in thousands).

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2016 (1)
March 31, 2016	$9,626	$5,326	$14,952	$75
Total	$9,626	$5,326	$14,952	$75

2015 (1)
December 31, 2015	$9,717	$5,426	$15,143	$75
September 30, 2015	9,731	5,445	15,176	76
June 30, 2015	9,645	5,416	15,061	74
March 31, 2015	9,507	5,424	14,931	74
Total	$38,600	$21,711	$60,311	$299

(1)
Except as noted below, excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 9 — Related Party Transactions). The distributions declared with respect to the Participation Interest for the quarters ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 were $1.3 million, $1.3 million, $1.2 million, $1.2 million and $1.1 million, respectively.

9.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines, the Advisor and Hines Securities, Inc. for the three months ended March 31, 2016 and 2015 and outstanding as of March 31, 2016 and December 31, 2015 (all amounts are in thousands).

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31,	December 31,
Type and Recipient	2016	2015	2016	2015
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$5,007	$4,840	$130,386	$126,637

Due to Affiliates
Acquisition Fee – the Advisor (2)	—	410	—	—
Asset Management Fee – the Advisor	3,412	3,431	1,135	1,131
Debt Financing Fee – the Advisor (3)	—	—	—	—
Other – the Advisor	863	788	459	633
Property Management Fee – Hines	1,224	1,311	159	99
Leasing Fee – Hines	877	2,157	2,533	2,240
Tenant Construction Management Fees – Hines	28	—	10	—
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	2,898	3,064	276	398
Due to Affiliates			$4,572	$4,501

(1)
The Company recorded a liability related to the Participation Interest based on its estimated settlement value in the accompanying condensed consolidated balance sheets. This liability is remeasured at fair value based on the related estimated NAV per share in place as of the date of each balance sheet plus any unpaid distributions.

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

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Change in other assets	$(1,844)	$(801)
Change in tenant and other receivables, net	(2,952)	(1,646)
Change in deferred leasing costs, net	(17,806)	(30,471)
Change in accounts payable and accrued expenses	(2,881)	13,992
Change in participation interest liability	3,749	3,738
Change in other liabilities	(842)	(578)
Change in due to affiliates	55	3,391
Changes in assets and liabilities	$(22,521)	$(12,375)

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$8,251	$6,805
Cash paid for income taxes	$—	$—
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$15,026	$15,004
Distributions receivable	$1,209	$56,788
Distributions reinvested	$5,426	$5,573
Shares tendered for redemption	$7,439	$7,520
Noncash net assets (liabilities) acquired upon acquisition of property	$—	$(1,812)

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, Deutsche Bank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying condensed consolidated balance sheets.  The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016	$13,491	$—	$13,491	$—
December 31, 2015	$17,448	$—	$17,448	$—

Financial Instruments Fair Value Disclosures

Other Financial Instruments

As of March 31, 2016, management estimated that the fair value of notes payable, which had a carrying value (excluding any unamortized discount or premium and unamortized deferred financing fees) of $837.6 million, was $847.5 million. As of December 31, 2015, management estimated that the fair value of notes payable, which had a carrying value (excluding any unamortized discount or premium and unamortized deferred financing fees) of $853.4 million, was $866.3 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, however the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

 Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The fair value methodologies used to measure long-lived assets are described in Note 2 — Summary of Significant Accounting Policies — Impairment of Investment Property. The inputs associated with the valuation of long-lived assets are generally included in Level 2 or Level 3 of the fair value hierarchy. There were no events during the three months ended March 31, 2016 and 2015 which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

14.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has three reportable segments: (1) office properties, (2) an industrial property and (3) retail properties. As of March 31, 2016, the office properties segment consisted of 15 office properties that the Company owned directly as well as 4 office properties that were owned indirectly through the Company’s investment in the Core Fund. The retail segment consisted of the 8 grocery-anchored shopping centers in the Grocery-Anchored Portfolio. The industrial property segment consisted of one industrial property located in Dallas, Texas, which was sold in April 2015.

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

	Three Months Ended March 31,
	2016	2015
Total revenue
Office properties	$48,581	$50,541
Industrial property	—	917
Retail properties	4,514	4,532
Total revenue	$53,095	$55,990

Net property revenues in excess of expenses(1)
Office properties	$26,445	$28,193
Industrial property	(32)	562
Retail properties	3,087	3,264
Total segment net property revenues in excess of expenses	$29,500	$32,019

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of office properties	$16,347	$33,199
Total equity in earnings (losses) of unconsolidated entities	$16,347	$33,199

(1)	Revenues less property operating expenses, real property taxes and property management fees.

Total assets	March 31, 2016	December 31, 2015
Office properties	$1,845,010	$1,853,435
Retail properties	186,024	185,850
Investment in unconsolidated entities
Office properties	97,249	100,455
Corporate-level accounts (1)	29,636	43,991
Total assets	$2,157,919	$2,183,731

(1)
This amount primarily consists of cash and cash equivalents at the corporate level, including proceeds from the sale of the Company’s directly and indirectly-owned investments and distributions receivable from the Company’s investments in unconsolidated entities.

	Three Months Ended March 31,
	2016	2015
Reconciliation to net income (loss)
Total segment net property revenues in excess of expenses	$29,500	$32,019
Depreciation and amortization	(19,593)	(22,483)
Acquisition related expenses	—	(56)
Asset management and acquisition fees	(8,419)	(8,681)
General and administrative	(1,950)	(1,350)
Gain (loss) on derivative instruments, net	3,957	3,193
Equity in earnings (losses) of unconsolidated entities, net	16,347	33,199
Gain (loss) on sale of real estate investments	2	21,079
Interest expense	(8,639)	(9,481)
Interest income	26	10
Benefit (provision) for income taxes	(39)	(86)
Income (loss) from discontinued operations, net of taxes	(38)	(2)
Net income (loss)	$11,154	$47,361

15. Subsequent Events

1515 S. Street

In April 2016, the Company sold 1515 S. Street for a contract sales price of $68.5 million. 1515 S. Street is an office building located in Sacramento, California. The Company originally acquired 1515 S. Street in November 2005 for a contract purchase price of $66.6 million.

JPMorgan Chase Tower

In May 2016, the Company entered into a contract to sell JPMorgan Chase Tower, an office building located in Dallas, Texas. The contract sales price for JPMorgan Chase Tower is expected to be approximately $280.0 million, exclusive of transaction costs and closing prorations. The Company originally acquired JPMorgan Chase Tower in November 2007 for a contract purchase price of $289.6 million. Although the Company expects the closing of this sale to occur in June 2016, there can be no assurances as to if or when this sale will be completed.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements concerning future financial performance and distributions, future debt and financing levels, payments to Hines Advisors Limited Partnership (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We have invested in real estate to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of March 31, 2016, we had direct and indirect interests in 27 properties. These properties consist of 19 office properties located throughout the United States and a portfolio of eight grocery-anchored shopping centers located in four states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”). In total, we acquired interests in 66 properties since our inception and have sold our interests in 40 of those properties as of May 11, 2016.

The following table provides summary information regarding the properties in which we owned interests as of March 31, 2016. All assets which are 100% owned by us are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership(1)
Directly-owned Properties
Office Properties
321 North Clark	Chicago, Illinois	04/2006	889,744	94%	100%
JPMorgan Chase Tower	Dallas, Texas	11/2007	1,255,473	76%	100%
345 Inverness Drive	Denver, Colorado	12/2008	175,287	95%	100%
Arapahoe Business Park	Denver, Colorado	12/2008	309,450	97%	100%
2100 Powell	Emeryville, California	12/2006	345,982	91%	100%
3 Huntington Quadrangle	Melville, New York	07/2007	407,912	95%	100%
3400 Data Drive	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings	Redmond, Washington	01/2007	460,661	100%	100%
1515 S. Street (2)	Sacramento, California	11/2005	399,636	99%	100%
1900 and 2000 Alameda	San Mateo, California	06/2005	267,006	97%	100%
5th and Bell	Seattle, Washington	06/2007	197,135	100%	100%
Howard Hughes Center	Los Angeles, California	01/2014	1,334,586	82%	100%
Civica Office Commons	Bellevue, Washington	02/2015	309,039	91%	100%
2851 Junction Avenue	San Jose, California	05/2015	155,613	100%	100%
Total for Office Properties			6,908,540	90%

Grocery-Anchored Portfolio
Cherokee Plaza	Atlanta, Georgia	11/2008	102,864	100%	100%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	97%	100%
Champions Village	Houston, Texas	11/2008	392,870	82%	100%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	93%	100%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	98%	100%
Shoppes at Parkland	Parkland, Florida	03/2009	145,720	95%	100%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%	100%
Heritage Station	Wake Forest, North Carolina	01/2009	68,641	97%	100%
Total for Grocery-Anchored Portfolio			1,038,925	91%
Total for Directly-owned Properties			7,947,465	90%

Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	82%		24%
Renaissance Square	Phoenix, Arizona	12/2007	965,508	76%		24%
Wells Fargo Center	Sacramento, California	05/2007	507,903	89%		20%
Warner Center	Woodland Hills, California	10/2006	808,274	93%		20%
Total for Core Fund Properties			3,381,997	84%
Total for All Properties			11,329,462	88%	(3)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On March 31, 2016, Hines REIT owned a 91.6% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 8.4% interest in the Operating Partnership. In addition, we owned an approximate 28.8% non-

managing general partner interest in the Core Fund as of March 31, 2016. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 67.8% to 84.9%.

(2)	In April 2016, we sold 1515 S. Street for a contract sales price of $68.5 million. We originally acquired 1515 S. Street in November 2005 for a contract purchase price of $66.6 million.

(3)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 90%.

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

Since the conclusion of our third public offering, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders.  In doing this, we have elected to make strategic dispositions, which have provided us with additional liquidity. We have used the proceeds from such dispositions to make additional strategic acquisitions focused on high-quality office assets located on the West Coast in order to best position our portfolio for a liquidity event, such as our purchase of 2851 Junction Avenue, which we acquired in May 2015, Civica Office Commons, which we acquired in February 2015 and the Howard Hughes Center, which we acquired in January 2014. We may also choose to use such proceeds for future capital expenditure and leasing capital needs, reduce our leverage in the portfolio, make additional special distributions or other purposes. In addition to the actions we have taken such as our strategic acquisitions and dispositions, we are considering our strategic alternatives to execute a liquidity event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction). However, there is no set timetable for the execution of such an event.

Our portfolio was 90% and 88% leased (based on our effective ownership) as of March 31, 2016 and December 31, 2015, respectively. As a result of the strategic acquisitions and dispositions described above, as of March 31, 2016, our portfolio was geographically located 66% in the West, 11% in the Midwest, 2% in the East and 21% in the South. Our management closely monitors the portfolio’s lease expirations, which for the period from April 1, 2016 through December 31, 2016, and for each of the years ending December 31, 2017 through December 31, 2020, are expected to approximate 5%, 7%, 15%, 6% and 8%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to lease our properties to a diverse tenant base over a variety of industries, as of March 31, 2016, our portfolio was approximately 14% leased to over 74 companies in the legal industry, approximately 14% leased to over 45 companies in the financial and insurance industries, approximately 12% leased to over 132 companies in the grocery-anchored retail industry and approximately 10% leased to over 34 companies in the information and technology industries.

Further, with the authorization of our board of directors, we declared distributions for January 2015 through May 2016. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgment regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2016.

Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements have been for the acquisition of real estate investments, property-level operating expenses, capital improvements and leasing costs, strategic investments in real property, debt service, corporate-level general and administrative expenses, distributions and redemptions. We have four primary sources of capital for meeting our cash requirements:

•	proceeds from our dividend reinvestment plan;

•	debt financings, including secured or unsecured facilities;

•	proceeds from the sale of our properties, including those owned by the Core Fund; and

•	cash flow generated by our real estate investments and operations.

We are focused on maintaining a strong cash position and managing our capital needs. Our liquidity needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities. Additionally, due to our ability to execute on several strategic asset sales, we had available liquidity to acquire additional investment properties in order to reposition our portfolio for a liquidity event. If we continue to sell significant assets and do not reinvest the proceeds in additional investments, it will reduce the cash flow generated by our properties and may adversely impact our ability to pay regular distributions to our stockholders at the current distribution rate. We did not acquire or sell any properties during the three months ended March 31, 2016. Below is a list of the properties we sold during the three months ended March 31, 2015 and a list of the properties acquired and sold by the Core Fund during the three months ended March 31, 2016 and 2015:

Hines REIT Acquisitions and Asset Sales

•
Civica Office Commons - In February 2015, we acquired Civica Office Commons, a portfolio of two Class A office buildings located in Bellevue, Washington, for a contract purchase price of $205.5 million.

•
Citymark - In February 2015, we sold Citymark, an office building located in Dallas, Texas, for a contract sales price of $38.9 million. We acquired Citymark in August 2005 for a contract purchase price of $27.8 million. We received net proceeds of $37.2 million from this sale.

Core Fund Asset Sales

•
The Carillon Building - In January 2016, the Core Fund sold The Carillon Building, an office building located in Charlotte, North Carolina, for a contract sales price of $147.0 million. The Carillon Building was acquired in July 2007 for a contract purchase price of $140.0 million. The Core Fund received net proceeds of $88.1 million from this sale. We recognized a gain on sale of $14.4 million. At the date of disposition, we owned a 24% effective interest in The Carillon Building.

•
525 B Street - In March 2016, the Core Fund sold 525 B Street, an office building located in San Diego, California, for a contract sales price of $122.0 million. 525 B Street was acquired in August 2005 for a contract purchase price of $116.3 million. The Core Fund received net proceeds of $58.4 million from this sale. We recognized a gain on sale of $3.6 million. At the date of disposition, we owned a 24% effective interest in 525 B Street.

•
One North Wacker - In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker, an office building located in Chicago, Illinois. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. At the date of disposition, we owned a 12% effective interest in One North Wacker. The Core Fund received net proceeds of $238.6 million from this sale. We recognized a gain on sale of $34.2 million.

Cash Flows from Operating Activities

Net cash provided by operating activities was $9.9 million for the three months ended March 31, 2016 compared to net cash provided by operating activities of $11.0 million for the three months ended March 31, 2015. This decrease is primarily due to an increase in the cash paid for deferred lease costs in 2016 and a non-recurring lease termination payment received at JPMorgan Chase Tower in 2015 offset by an increase in the distributions received from the Core Fund during the three months ended March 31, 2016.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2.2 million for the three months ended March 31, 2016 compared to net cash used in investing activities of $153.5 million for the three months ended March 31, 2015. The factors that contributed to the change between the two periods are summarized below.

2016

•
We received distributions from the Core Fund totaling $20.1 million, of which $3.8 million was included in cash flows from investing activities, as they exceeded our equity in earnings of the joint venture.

•	We had cash outflows related to capital expenditures at operating properties of $1.6 million.

2015

•	We had cash outflows related to our acquisition of Civica Office Commons in February 2015 of $188.4 million.

•	We received proceeds of $37.2 million from sale of Citymark in February 2015.

•	We had cash outflows related to capital expenditures at operating properties of $3.0 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 decreased by $170.1 million as compared to the same period in the prior year. This decrease is primarily due to net proceeds from debt being $173.4 million lower in 2016.

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

With the authorization of our board of directors, we declared distributions for the period from January 2015 through May 2016. These distributions were or will be calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and will be paid on the first day of the month following the fiscal quarter to which they relate in cash, or reinvested in stock for those participating in our dividend reinvestment plan.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2016 and 2015, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2016 (1)
March 31, 2016	$9,626	$5,326	$14,952	$75
Total	$9,626	$5,326	$14,952	$75

2015 (1)
December 31, 2015	$9,717	$5,426	$15,143	$75
September 30, 2015	9,731	5,445	15,176	76
June 30, 2015	9,645	5,416	15,061	74
March 31, 2015	9,507	5,424	14,931	74
Total	$38,600	$21,711	$60,311	$299

(1)
Except as noted below, excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 9 — Related Party Transactions). The distributions declared with respect to the Participation Interest for the quarters ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 were $1.3 million, $1.3 million, $1.2 million, $1.2 million and $1.1 million, respectively.

For the three months ended March 31, 2016, we funded our cash distributions with cash flows from operating activities (66%) and from excess undistributed cash flows from prior periods (34%). For the three months ended March 31, 2015, we funded our cash distributions with cash flows from operating activities (73%) and proceeds from the sales of our real estate investments (27%).

Redemptions

During the three months ended March 31, 2016 and 2015, we funded redemptions of $7.2 million and $10.2 million, respectively, pursuant to the terms of our share redemption program. On March 25, 2013, our board of directors amended and restated our share redemption program to reinstate the program, effective for share redemption requests received on or after April 1, 2013, subject to the conditions and limitations described in the amended and restated share redemption program. Generally, funds available for redemption are limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter.  However, our board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. Our board of directors determined to waive this limitation on the share redemption plan and fully honor all eligible requests received for the three months ended March 31, 2016, which were in excess of the $5.4 million received from our dividend reinvestment plan in the prior quarter. We have fully honored all eligible requests received for all periods since our share redemption program reopened.

Debt Financings

We use debt financing from time to time for investments in real property, property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired. Our portfolio was 37% leveraged as of March 31, 2016, with 54% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was 37% leveraged as of December 31, 2015, with 53% of our debt in the form of fixed-rate mortgage loans. This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro-rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.  Additionally, as of March 31, 2016 and December 31, 2015, our debt financing had a weighted average interest rate of 3.9% and 3.9%, respectively (including the effect of interest rate swaps).

The following list summarizes our debt financings for the three months ended March 31, 2016 and 2015:

2016

•	We made payments of $100.0 million to pay down the JPMorgan Chase Tower secured mortgage debt in January 2016.

•
We received proceeds of $104.0 million under a revolving credit facility (the “Revolving Loan Commitment”) pursuant to a credit agreement with JPMorgan Chase Bank, N.A. (“Chase”) and we made payments of $19.0 million related to this agreement.

•	We made payments of $0.1 million for financing costs related to our loans.

2015

•	We received proceeds of $30.0 million related to our Bridge Credit Agreement (the “Bridge Credit Agreement”) with Chase to fund our acquisition of Civica Office Commons.

•	We received proceeds of $173.0 million under the Revolving Loan Commitment and we made payments of $44.0 million in February 2015 related to this agreement.

•	We made payments of $0.1 million for financing costs related to our loans.

Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

We directly owned 21 same-store properties as of January 1, 2015 that were 90% leased as of March 31, 2016 as compared to 89% leased as of March 31, 2015. The table below includes revenues and expenses of our directly-owned properties for the three months ended March 31, 2016 and 2015. Disposed properties include the results of operations of properties that were sold, but whose results were not classified as discontinued operations (all amounts in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Property revenues in excess of expenses (1)
Same-store properties	$25,259	$27,056	$(1,797)	(6.6)%
Recent acquisitions	4,325	1,556	2,769	178.0%
Disposed properties	(84)	3,407	(3,491)	(102.5)%
Total property revenues in excess of expenses	$29,500	$32,019	$(2,519)	(7.9)%

Other
Depreciation and amortization	$19,593	$22,483	$(2,890)	(12.9)%
Gain (loss) on sale of real estate investments	$2	$21,079	$(21,077)	(100.0)%
Interest expense	$8,639	$9,481	$(842)	(8.9)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

The decrease in property revenues in excess of expenses for the same-store properties for the three months ended March 31, 2016 is primarily due to:

•	a non-recurring lease termination payment received at JPMorgan Chase Tower in 2015;

•	an increase in rental revenue at 2100 Powell for new leases executed in 2016, which partially offset the items that caused property revenues in excess of expenses to decrease; and

•	lower rental rates under leases at 3 Huntington Quadrangle in 2016.

Depreciation and amortization decreased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to the sale of several properties during 2015.

Gain on sale of real estate investments decreased during the three months ended March 31, 2016, as compared to the same period in 2015 as a result of the sale of a property in 2015.

Interest expense decreased during the three months ended March 31, 2016, as compared to the same period in 2015 as a result of a decrease in total debt outstanding.

Additionally, we are continually evaluating each of our investments to determine the ideal time to sell assets in order to achieve attractive total returns and provide additional liquidity to the Company.  As a result of future potential disposals, possible reinvestments and other factors, our results of operations for the period ended March 31, 2016 could differ from our results of operations in future periods.

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of March 31, 2016, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 4 properties that were 84% leased. As of March 31, 2015, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 9 properties that were 83% leased.

Our equity in earnings related to our investment in the Core Fund for the three months ended March 31, 2016 was $16.3 million, compared to equity in earnings of $33.2 million for the three months ended March 31, 2015. The change in our equity in earnings (losses) for the three months ended March 31, 2016 primarily resulted from the following:

•
In January 2016, the Core Fund sold The Carillon Building for a contract sales price of $147.0 million. The Carillon Building was acquired in July 2007 for a contract purchase price of $140.0 million. As a result of the sale, we recognized a gain on sale of $14.4 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016.

•
In March 2016, the Core Fund sold 525 B Street for a contract sales price of $122.0 million. 525 B Street was acquired in August 2005 for a contract purchase price of $116.3 million. As a result of the sale, we recognized a gain on sale of $3.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016.

•
In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker for $240.0 million. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. One North Wacker was acquired in March 2008 for a contract purchase price of $540.0 million. As a result of the sale of the 51% interest in One North Wacker, we recognized a gain on sale of $34.2 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015.

CORPORATE LEVEL ACTIVITIES

Other Corporate-level Activities

The tables below provide detail relating to our asset management fees and general and administrative expenses (all amounts in thousands, except percentages):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Acquisition fee	$—	$410	$(410)	(100.0)%
Asset management fee	8,419	8,271	148	1.8%
Asset management and acquisition fees	$8,419	$8,681	$(262)	(3.0)%

Acquisition related expenses	$—	$56	$(56)	(100.0)%
General and administrative expenses	$1,950	$1,350	$600	44.4%

We pay acquisition fees to our Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is equal to 0.50% of (i) the purchase price of real estate investments acquired directly by us, including any debt attributable to such investments or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. Acquisition fees decreased for the three months ended March 31, 2016, as compared to the same period in 2015, due to no acquisition fees having been incurred for the three months ended March 31, 2016, while acquisition fees were incurred on our acquisition of Civica Office Commons in February 2015. In connection with the acquisition of Civica Office Commons, we were obligated to pay approximately $2.1 million of acquisition fees to our Advisor, half of which was payable in cash and half of which was payable related to the Participation Interest. Our Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.6 million of the cash acquisition fee and all of the $1.0 million acquisition fee payable as an increase to the Participation Interest. We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. General and administrative expenses increased for the three months ended March 31, 2016 due to an increase in legal fees associated with our consideration of strategic alternatives for the execution of a liquidity event.

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

The table below summarizes FFO and MFFO attributable to common stockholders for the three months ended March 31, 2016 and 2015 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands).

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$11,154	$47,361
Depreciation and amortization(1)	19,593	22,483
(Gain) loss on sale or dissolution of investment property and unconsolidated joint venture(2)	(2)	(21,079)
Adjustments to equity in earnings (losses) from unconsolidated entities, net(3)	(15,011)	(29,666)
Adjustments for noncontrolling interests(4)	(146)	(391)
Funds from Operations attributable to common stockholders	15,588	18,708
(Gain) loss on derivative instruments(5)	(3,957)	(3,193)
Other components of revenues and expenses(6)	1,869	2,249
Acquisition fees and expenses (7)	—	466
Adjustments to equity in earnings (losses) from unconsolidated entities, net(3)	(171)	(513)
Adjustments for noncontrolling interests(4)	190	74
Modified Funds from Operations attributable to common stockholders	$13,519	$17,791

Basic and diluted income (loss) per common share	$0.05	$0.21
Funds From Operations attributable to common stockholders per common share	$0.07	$0.08
Modified Funds From Operations attributable to common stockholders per common share	$0.06	$0.08
Weighted average shares outstanding	222,106	224,260

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

(6)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended March 31,
	2016	2015
Straight-line rent adjustment (a)	$(2,889)	$(1,010)
Amortization of lease incentives (b)	5,088	3,729
Amortization of out-of-market leases (b)	(386)	(610)
Other	56	140
	$1,869	$2,249

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

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities, including property management fees, leasing fees, construction management fees, debt financing fees, re-development construction management fees, reimbursement of organizational and offering expenses, and reimbursement of certain operating costs, as described elsewhere in this Quarterly Report on Form 10-Q and previously in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

1515 S. Street

In April 2016, we sold 1515 S. Street for a contract sales price of $68.5 million. 1515 S. Street is an office building located in Sacramento, California. We originally acquired 1515 S. Street in November 2005 for a contract purchase price of $66.6 million.

JPMorgan Chase Tower

In May 2016, we entered into a contract to sell JPMorgan Chase Tower, an office building located in Dallas, Texas. The contract sales price for JPMorgan Chase Tower is expected to be approximately $280.0 million, exclusive of transaction costs and closing prorations. We originally acquired JPMorgan Chase Tower in November 2007 for a contract purchase price of $289.6 million. Although we expect the closing of this sale to occur in June 2016, there can be no assurances as to if or when this sale will be completed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of March 31, 2016, we had $395.5 million in variable rate debt that was not hedged with an interest rate swap. If interest rates were to increase by 1%, we would incur an additional $4.0 million in interest expense.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 11, 2016, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A. Risk Factors.

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2015 Annual Report. There have been no material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

All eligible requests for redemption received by the Company for the three months ended December 31, 2015 were redeemed on January 1, 2016. The shares were redeemed using proceeds from our dividend reinvestment plan from the prior quarter and proceeds from the sale of assets. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (2)
January 1, 2016 through March 31, 2016	(1)	1,219,500	$5.87	1,219,500	816,008
Total		1,219,500		1,219,500

(1)	All shares were redeemed on January 1, 2016.

(2)
This amount represents the number of shares available for redemption on April 1, 2016. Please see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities for additional information on the re-opening and amendment and restatement of our share redemption program effective in April 2013. The funds available for redemption are generally limited to the amount of proceeds received from our dividend reinvestment plan. However, our board of directors may approve requests for redemptions in excess of this amount, as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. In the event of a redemption request in connection with the death or disability of a stockholder, we may waive the annual limitation on the number of shares that will be redeemed.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

May 11, 2016	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

May 11, 2016	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.		Description
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
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 11, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith