Form 10-Q
period 2016-06-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2016-08-15
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes ☐   No ☒
As of August 5, 2016, 221.6 million shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
	(In thousands, except per share amounts)
ASSETS:
Investment property, net	$—	$1,698,456
Investments in unconsolidated entities	86,707	100,455
Cash and cash equivalents	52,182	69,743
Restricted cash	—	1,288
Distributions receivable	1,238	1,757
Tenant and other receivables, net	—	41,025
Intangible lease assets, net	—	124,265
Deferred leasing costs, net	—	143,656
Deferred financing costs, net	—	519
Other assets	—	2,567
Assets held for sale	1,869,686	—
TOTAL ASSETS	$2,009,813	$2,183,731

LIABILITIES:
Accounts payable and accrued expenses	$—	$58,828
Due to affiliates	5,667	4,501
Intangible lease liabilities, net	—	29,699
Other liabilities	—	16,603
Interest rate swap contracts	—	17,448
Participation interest liability	131,876	126,637
Distributions payable	14,994	15,219
Notes payable, net	—	852,245
Liabilities associated with assets held for sale	813,925	—
Total liabilities	966,462	1,121,180

Commitments and contingencies (Note 12)	—	—

EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2016 and December 31, 2015	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 221,632 and 222,510 common shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	223	223
Additional paid-in capital	2,104,414	2,101,105
Accumulated distributions in excess of earnings	(1,060,217)	(1,037,548)
Accumulated other comprehensive income (loss)	(1,069)	(1,229)
Total stockholders’ equity	1,043,351	1,062,551
Noncontrolling interests	—	—
Total equity	1,043,351	1,062,551
TOTAL LIABILITIES AND EQUITY	$2,009,813	$2,183,731

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2016 and 2015
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$44,451	$48,247	$92,558	$100,073
Other revenue	4,828	5,303	9,818	9,467
Total revenues	49,279	53,550	102,376	109,540
Expenses:
Property operating expenses	13,855	15,429	27,619	30,261
Real property taxes	7,848	7,817	16,294	15,469
Property management fees	1,226	1,394	2,611	2,881
Depreciation and amortization	18,597	22,808	38,190	45,290
Acquisition related expenses	—	545	—	600
Asset management and acquisition fees	6,145	8,447	14,564	17,128
General and administrative	1,555	2,083	3,246	3,430
Transaction expenses	3,203	—	3,462	—
Impairment losses	23,463	—	23,463	—
Total expenses	75,892	58,523	129,449	115,059
Operating income (loss)	(26,613)	(4,973)	(27,073)	(5,519)
Other income (expenses):
Gain (loss) on derivative instruments, net	4,440	4,335	8,398	7,527
Gain (loss) on settlement of debt	(598)	—	(598)	—
Equity in earnings (losses) of unconsolidated entities, net	(9,303)	(199)	7,043	33,000
Gain (loss) on sale of real estate investments	36,428	8,304	36,430	29,383
Interest expense	(8,184)	(9,840)	(16,822)	(19,320)
Interest income	37	11	63	22
Income (loss) from continuing operations before benefit (provision) for income taxes	(3,793)	(2,362)	7,441	45,093
Benefit (provision) for income taxes	(37)	(26)	(75)	(112)
Income (loss) from continuing operations	(3,830)	(2,388)	7,366	44,981
Income (loss) from discontinued operations, net of taxes	24	(158)	(14)	(160)
Net income (loss)	(3,806)	(2,546)	7,352	44,821
Less: Net (income) attributable to noncontrolling interests	(75)	(75)	(149)	(148)
Net income (loss) attributable to common stockholders	$(3,881)	$(2,621)	$7,203	$44,673
Basic and diluted income (loss) per common share	$(0.02)	$(0.01)	$0.03	$0.20
Distributions declared per common share	$0.07	$0.07	$0.13	$0.13
Weighted average number of common shares outstanding	221,632	223,724	221,869	223,991

Net comprehensive income (loss):
Net income (loss)	$(3,806)	$(2,546)	$7,352	$44,821
Other comprehensive income (loss):
Foreign currency translation adjustment	4	51	160	(160)
Net comprehensive income (loss)	(3,802)	(2,495)	7,512	44,661
Net comprehensive (income) loss attributable to noncontrolling interests	(75)	(75)	(149)	(148)
Net comprehensive income (loss) attributable to common stockholders	$(3,877)	$(2,570)	$7,363	$44,513

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2016 and 2015
(UNAUDITED)
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2016	222,510	$223	$2,101,105	$(1,037,548)	$(1,229)	$1,062,551	$—
Issuance of common shares	1,617	2	10,825	—	—	10,827	—
Redemption of common shares	(2,495)	(2)	(7,464)	—	—	(7,466)	—
Distributions declared	—	—	—	(29,872)	—	(29,872)	(149)
Other offering costs, net	—	—	(52)	—	—	(52)	—
Net income (loss)	—	—	—	7,203	—	7,203	149
Foreign currency translation adjustment	—	—	—	—	160	160	—
BALANCE, June 30, 2016	221,632	$223	$2,104,414	$(1,060,217)	$(1,069)	$1,043,351	$—

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2015	225,207	$225	$2,110,537	$(1,020,134)	$(790)	$1,089,838	$—
Issuance of common shares	1,692	2	11,070	—	—	11,072	—
Redemption of common shares	(3,175)	(3)	(16,672)	—	—	(16,675)	—
Distributions declared	—	—	—	(29,992)	—	(29,992)	(148)
Other offering costs, net	—	—	(9)	—	—	(9)	—
Net income (loss)	—	—	—	44,673	—	44,673	148
Foreign currency translation adjustment	—	—	—	—	(160)	(160)	—
BALANCE, June 30, 2015	223,724	$224	$2,104,926	$(1,005,453)	$(950)	$1,098,747	$—

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$7,352	$44,821
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	49,357	53,469
(Gain) loss on sale of real estate investments	(36,430)	(29,383)
(Gain) loss on settlement of debt	598	—
Impairment losses	23,463	—
Equity in (earnings) losses of unconsolidated entities, net	(7,043)	(33,000)
Distributions received from unconsolidated entities	7,043	33,000
Other losses, net	75	75
(Gain) loss on derivative instruments, net	(8,398)	(7,527)
Net change in operating accounts	(26,745)	(20,658)
Net cash provided by operating activities	9,272	40,797
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	14,266	45,675
Investments in acquired properties and lease intangibles	—	(270,306)
Capital expenditures at operating properties	(3,234)	(5,630)
Proceeds from sale of real estate investments	145,077	80,006
Change in restricted cash	(1,380)	1,297
Net cash provided by (used in) investing activities	154,729	(148,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in security deposits	2,754	329
Redemption of common shares	(14,615)	(17,881)
Payments of offering costs	(35)	(16)
Distributions paid to stockholders and noncontrolling interests	(19,493)	(19,411)
Proceeds from notes payable	119,000	289,000
Payments on notes payable	(268,686)	(138,442)
Payments on settlement of debt and derivative instruments	(598)	—
Additions to deferred financing costs	(125)	(257)
Net cash (used in) provided by financing activities	(181,798)	113,322
Effect of exchange rate changes on cash	236	(128)
Net change in cash and cash equivalents	(17,561)	5,033
Cash and cash equivalents, beginning of period	69,743	56,821
Cash and cash equivalents, end of period	$52,182	$61,854

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2015 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of June 30, 2016 and the results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Hines REIT has raised approximately $2.7 billion through public offerings of its common stock, including shares of its common stock offered pursuant to its dividend reinvestment plan, since Hines REIT commenced its initial public offering in June 2004.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s subsequent $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through June 30, 2016, Hines REIT received gross offering proceeds of $214.7 million from the sale of 28.2 million shares through the DRP Offering. On May 31, 2016, the Company’s board of directors voted to suspend indefinitely the Company’s dividend reinvestment plan effective as of June 30, 2016. Based on market conditions and other considerations, the Company does not currently expect to commence any future offerings.

Hines REIT contributed all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of June 30, 2016 and December 31, 2015, Hines REIT owned a 91.3% and 91.8% general partner interest, respectively, in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% limited partnership interest in the Operating Partnership as of both June 30, 2016 and December 31, 2015. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”), owned an 8.2% and 7.7% profits interest (the “Participation Interest”) in the Operating Partnership as of June 30, 2016 and December 31, 2015, respectively.

The Company has concentrated its efforts on actively managing its assets and exploring a variety of strategic opportunities focused on enhancing the composition of its portfolio and its total return potential for its stockholders. On June 29, 2016, in connection with a review of potential strategic alternatives available to the Company, the Company’s board of directors determined that it is in the best interest of the Company and its stockholders to sell all or substantially all of the Company’s properties and assets and liquidate and dissolve pursuant to a plan of liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the liquidation is to seek to maximize stockholder value by liquidating the Company’s assets and distributing the net proceeds of the liquidation to the holders of the Company’s common stock. As part of the Plan of Liquidation, the Company and certain of its affiliates have entered into an Agreement of Sale and Purchase, dated as of June 29, 2016, with BRE Hydra Property Owner LLC (“Purchaser” and such agreement, the “West Coast Asset Agreement”) to sell to Purchaser, an affiliate of Blackstone Real Estate Partners VIII L.P., for a purchase price of $1.162 billion, the following seven properties of the Company: Howard Hughes Center in Los Angeles, California, Laguna Buildings in Redmond, Washington, 2100 Powell in Emeryville, California, 1900 and 2000 Alameda in San Mateo, California, Daytona Buildings in Redmond,

Washington, 5th and Bell in Seattle, Washington and 2851 Junction Avenue in San Jose, California (collectively, the “West Coast Assets”, and such transaction the “West Coast Asset Sale”). The closing of the West Coast Asset Sale is subject to the satisfaction or waiver of certain closing conditions including, without limitation, approval by the Company’s stockholders of the Plan of Liquidation (including the West Coast Asset Sale). There can be no assurance that the closing conditions will be satisfied, that the West Coast Asset Sale will be consummated, or the timing thereof. Pursuant to Maryland law and the Company’s charter, the Plan of Liquidation must be approved by the affirmative vote of the holders of at least a majority of the shares of the Company’s common stock outstanding and entitled to vote thereon. If the Plan of Liquidation is approved by the Company’s stockholders and the sale of all or substantially all of the Company’s assets is completed as expected, the Company expects to make one or more liquidating distributions to its stockholders during the period of the liquidation process and to make the final liquidating distribution to its stockholders on or before December 31, 2016. There can be no assurances regarding the amounts of any distributions or the timing thereof.

Directly-owned and Indirectly-owned Properties

As of June 30, 2016, the Company owned direct and indirect investments in 24 properties. These properties consisted of 16 U.S. office properties and a portfolio of 8 grocery-anchored shopping centers located in four states primarily in the southeastern United States (the “Grocery-Anchored Portfolio”). As of June 30, 2016, the directly-owned assets were classified as held for sale. See Note 2 — Summary of Significant Accounting Policies — Assets Held for Sale and Associated Liabilities Held for Sale for additional information.

The Company made investments directly through entities that are wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 28.8% non-managing general partner interest as of both June 30, 2016 and December 31, 2015. The Company accounts for its investment in the Core Fund using the equity method of accounting.

Unconsolidated VIEs

The Company has a non-managing general partner interest of 28.8% in the Core Fund. The Core Fund was determined to be a variable interest entity (“VIE”) in which the Company was determined not to be the primary beneficiary since the managing general partner has the ability to direct the activities that significantly impact the economic performance of the VIE. The Company’s maximum loss exposure is expected to change in future periods as a result of additional contributions made. Other than the initial capital contributions provided by the Company, the Company has not provided any additional subordinated financial support. See Note 5 — Investments in Unconsolidated Entities for information regarding the activity of the Company’s unconsolidated entities as of June 30, 2016 and 2015.

The table below summarizes the Company’s maximum loss exposure related to its investment in the unconsolidated VIE as of June 30, 2016 and December 31, 2015, which is equal to the carrying value of its investment in the unconsolidated VIE included in the balance sheet line item “Investment in unconsolidated entities” as of June 30, 2016 and December 31, 2015 (in thousands).

Period	Investment in Unconsolidated VIEs	(1)	Maximum Risk of Loss	(1)
June 30, 2016	$86,707		$86,707
December 31, 2015	$100,455		$100,455

(1)	Represents the Company’s contributions, net of distributions, made to its VIEs, as well as the Company’s share of equity in earnings (losses) on the investment as of the date indicated.

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

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investment in the Core Fund for the three and six months ended June 30, 2016 and 2015. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s remaining investment in the Core Fund, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil, although the Company no longer owns any operating investments outside the United States as of June 30, 2016. Accumulated other comprehensive income (loss) as of June 30, 2016 is related to the remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

Assets Held for Sale and Associated Liabilities Held for Sale

In June 2016, the Company’s board of directors approved the Plan of Liquidation. In addition, as of June 30, 2016, all of the Company’s properties were under contract to sell, except for a property which is being marketed for sale. Accordingly, the Company determined that all of its directly-owned properties and their related assets and associated liabilities were classified as held for sale as of June 30, 2016. At December 31, 2015, no assets were classified as held for sale by the Company.

The Company determined that the West Coast Assets are a disposal group, as they are under contract to sell in one transaction to the same buyer. The Company also determined that the Grocery-Anchored Portfolio properties, with the exception of Champions Village, are also a disposal group, as they are under contract to sell in a single transaction to the same buyer.

As of June 30, 2016, assets held for sale consisted of the following:

June 30, 2016
Investment property, net	$1,558,582
Restricted cash	2,668
Tenant and other receivables, net	43,792
Intangible lease assets, net	106,623
Deferred leasing costs, net	154,505
Deferred financing costs, net	312
Other assets	3,204
Total assets held for sale	$1,869,686

As of June 30, 2016, liabilities associated with assets held for sale consisted of the following:

June 30, 2016
Accounts payable and accrued expenses	$57,201
Intangible lease liabilities, net	27,621
Other liabilities	16,958
Interest rate swap contracts	9,050
Notes payable, net	703,095
Total liabilities associated with assets held for sale	$813,925

Impairment of Investment Property

Real estate assets are reviewed for impairment in each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than the carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. As of June 30, 2016, all assets are held for sale and impairment is assessed by comparing the carrying amount of the long-lived asset or disposal group, as applicable, to the fair value less cost to sell. If the carrying amount is greater than the fair value less cost to sell, the asset value is considered impaired, and the carrying amount is written down to the fair value less cost to sell.  See Note 13 — Fair Value Disclosures for additional information regarding the Company’s policy for determining fair values of its investment properties.

The Company determined that four of its directly-owned properties located in Melville, New York, Dallas, Texas, Houston, Texas and Bellevue, Washington were impaired because such assets were classified as held for sale and their carrying values exceeded their fair values less cost to sell. As a result, impairment losses were recorded related to those properties of $23.5 million for the three and six months ended June 30, 2016. No impairment charges were recorded on the Company’s directly-owned properties for the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2016, impairment losses of $36.0 million were recorded related to three of the Company’s indirectly-owned properties located in Phoenix, Arizona, Sacramento, California and Woodland Hills, California. During the three and six months ended June 30, 2015, impairment losses of $22.1 million were recorded related to one of the Company’s indirectly-owned properties located in Richmond, Virginia. The property located in Richmond, Virginia was sold in December 2015. See Note 5 — Investments in Unconsolidated Entities for additional information.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the table above describing assets held for sale, net of allowance for doubtful accounts of $4.0 million at June 30, 2016. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $4.1 million at December 31, 2015.

Deferred Leasing Costs

Tenant inducement amortization was $5.6 million and $4.2 million for the three months ended June 30, 2016 and 2015, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $1.7 million and $1.3 million as amortization expense related to other direct leasing costs for the three months ended June 30, 2016 and 2015, respectively.

Tenant inducement amortization was $10.7 million and $8.0 million for the six months ended June 30, 2016 and 2015, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $3.2 million and $2.5 million as amortization expense related to other direct leasing costs for the six months ended June 30, 2016 and 2015, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction to the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs were $1.1 million and $1.7 million as of June 30, 2016 and December 31, 2015, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended June 30, 2016 and 2015, $0.4 million and $0.7 million, respectively, of deferred financing costs were amortized into interest expense in the accompanying consolidated statements of operations. For the six months ended June 30, 2016 and 2015, $0.7 million and $1.2 million, respectively, of deferred financing costs were amortized into interest expense in the accompanying consolidated statements of operations.

Other Assets

Other assets included the following (in thousands):

	June 30, 2016	(1)	December 31, 2015
Prepaid insurance	$1,645		$663
Prepaid taxes	547		547
Other	1,012		1,357
Total	$3,204		$2,567

(1)    As of June 30, 2016, these amounts were classified as held for sale.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of June 30, 2016, the Company recorded liabilities of $6.5 million related to prepaid rental payments which were included in other liabilities in the table above describing liabilities associated with assets held for sale. As of December 31, 2015, the Company recorded liabilities of $8.5 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $40.8 million and $36.9 million as of June 30, 2016 and December 31, 2015, respectively.

Redemption of Common Stock

Prior to its suspension as described below, the Company’s share redemption program generally limited the funds available for redemption to the amount of proceeds received from the Company’s dividend reinvestment plan in the prior quarter. The board of directors determined to waive this limitation of the share redemption program and fully honor all eligible requests received for the three months ended March 31, 2016 totaling $7.5 million, which amount was in excess of the $5.4 million received from the issuance of shares pursuant to the dividend reinvestment plan in the prior quarter. The board of directors determined to waive the limitation on the share redemption program and fully honor all eligible requests received for the year ended December 31, 2015 totaling $31.4 million, which was in excess of the $21.9 million received from the dividend reinvestment plan in the prior quarters.

The Company has recorded liabilities of $7.1 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of December 31, 2015, related to shares that were tendered for redemption and approved by the board of directors but were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity based on a redemption price of $5.45 per share for ordinary share redemption requests and $6.50 per share for redemption requests in connection with the death or disability of a stockholder made during the first three quarters of 2015 and $6.65 per share for redemption requests in connection with the death or disability of a stockholder made during the fourth quarter of 2015 and first quarter of 2016. On May 31, 2016, the Company’s board of directors determined to suspend indefinitely the Company’s share redemption program effective as of June 30, 2016. No liabilities related to the Company’s share redemption program were recorded in accounts payable and accrued expenses in the liabilities associated with assets held for sale as of June 30, 2016.

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

In June 2016, the FASB issued new guidance that requires the impairment of financial instruments to be based on expected credit losses. These amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2019 and early adoption is permitted for years and interim periods within those years beginning after December 15, 2018. The Company is currently assessing the impact the adoption of this guidance will have on its financial statements.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	June 30, 2016	(1)	December 31, 2015
Buildings and improvements	$1,295,990		$1,427,955
Less: accumulated depreciation	(150,584)		(167,200)
Buildings and improvements, net	1,145,406		1,260,755
Land	413,176		437,701
Investment property, net	$1,558,582		$1,698,456

(1)    As of June 30, 2016, these amounts were classified as held for sale.

Property Sales

In April 2016, the Company sold 1515 S. Street, an office building located in Sacramento, California. The sales price for 1515 S. Street was $68.5 million. The Company originally acquired 1515 S. Street in November 2005 for a purchase price of $66.6 million. The Company recognized a gain on sale of this asset of $12.4 million, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016.

In May 2016, the Company sold 345 Inverness Drive and Arapahoe Business Park, two office buildings located in Denver, Colorado. The sales price for 345 Inverness Drive and Arapahoe Business Park was $78.5 million. The Company originally acquired 345 Inverness Drive and Arapahoe Business Park in December 2008 for a purchase price of $66.5 million. The Company recognized a gain on sale of this asset of $23.0 million, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016.

In May 2016, the Company entered into a contract to sell 321 North Clark, an office building located in Chicago, Illinois. The sales price for 321 North Clark is expected to be approximately $340.1 million, exclusive of transaction costs and closing prorations. The Company originally acquired 321 North Clark in April 2006 for a purchase price of $247.3 million. Although the Company expects the closing of this sale to occur in August 2016, there can be no assurances as to if or when this sale will be completed.

As described in Note 1 — Organization, in June 2016, the Company entered into a contract to sell the West Coast Assets for an aggregate sales price of $1.162 billion, subject to adjustment to reflect customary prorations. The Company originally acquired the West Coast Assets between June 2005 and May 2015 for a purchase price of $1.1 billion in aggregate. The Plan of Liquidation, including the West Coast Asset sale, is subject to the approval of the Company’s stockholders. Although the Company expects the closing of this sale to occur before December 31, 2016, there can be no assurances as to if or when this sale will be completed.

In June 2016, the Company entered into a contract to sell 3 Huntington Quadrangle, an office building located in Melville, New York. The sales price for 3 Huntington Quadrangle is expected to be approximately $46.0 million, exclusive of transaction costs and closing prorations. The Company originally acquired 3 Huntington Quadrangle in July 2007 for a purchase price of $87.0 million. Although the Company expects the closing of this sale to occur in October 2016, there can be no assurances as to if or when this sale will be completed.

Additionally, the Company sold 3400 Data Drive in July 2016 and JPMorgan Chase Tower and the Grocery-Anchored Portfolio in August 2016. See Note 15 — Subsequent Events for information regarding each of these sales.

Lease Intangibles

As of June 30, 2016, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles, Held for Sale
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$228,500	$34,278	$50,102
Less: accumulated amortization	(131,340)	(24,815)	(22,481)
Net	$97,160	$9,463	$27,621

As of December 31, 2015, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$238,176	$35,158	$50,798
Less: accumulated amortization	(124,891)	(24,178)	(21,099)
Net	$113,285	$10,980	$29,699

Amortization expense of in-place leases was $7.5 million and $11.2 million for the three months ended June 30, 2016 and 2015, respectively, and amortization of out-of-market leases, net, increased rental revenue by $0.3 million and $0.6 million, respectively. Amortization expense of in-place leases was $15.8 million and $22.6 million for the six months ended June 30, 2016 and 2015, respectively, and amortization of out-of-market leases, net, increased rental revenue by $0.7 million and $1.2 million, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, including out-of-market ground leases for the period from July 1, 2016 through December 31, 2016 and for each of the years ending December 31, 2017 through 2020 is as follows (in thousands):

	In-Place Leases	(1)	Out-of-Market Leases, Net	(1)
July 1, 2016 through December 31, 2016	$13,607		$(438)
2017	22,818		(354)
2018	17,787		(898)
2019	10,533		(1,508)
2020	7,872		(1,090)

(1)    As of June 30, 2016, these amounts were related to assets classified as held for sale.

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of June 30, 2016, the approximate fixed future minimum rentals for the period from July 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through 2020 and thereafter are as follows (in thousands):

	Fixed Future Minimum Rentals	(1)
July 1, 2016 through December 31, 2016	$77,734
2017	153,768
2018	139,362
2019	123,711
2020	110,664
Thereafter	519,073
Total	$1,124,312

(1)    As of June 30, 2016, these amounts were related to assets classified as held for sale.

During the six months ended June 30, 2016 and 2015, the Company did not earn more than 10% of its revenue from any individual tenant.

4. Recent Acquisitions of Real Estate

The Company did not make any property acquisitions during the three and six months ended June 30, 2016. For the year ended December 31, 2015, the Company acquired the assets and assumed certain liabilities of two real estate operating properties located in the United States, for an aggregate net purchase price of $292.4 million.

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

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the six months ended June 30, 2015, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 (in thousands):

		For the Three Months Ended	For the Six Months Ended
2015 Acquisitions		June 30, 2015	June 30, 2015
Civica Office Commons	Revenue	$3,749	$5,880
	Net income (loss)	$(674)	$(758)
2851 Junction Avenue	Revenue	$891	$891
	Net income (loss)	$333	$333

The following unaudited consolidated information is presented to give effect to the 2015 acquisition through June 30, 2015 as if the acquisition occurred on January 1, 2014. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $0.7 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2014, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Pro Forma 2015	Pro Forma 2014	Pro Forma 2015	Pro Forma 2014
Revenue	$54,348	$64,348	$113,731	$129,855
Net income (loss) from continuing operations	$(1,552)	$39,633	$45,979	$81,693
Basic and diluted income (loss) from continuing operations per common share	$(0.01)	$0.17	$0.21	$0.36

5.   Investments in Unconsolidated Entities

As of June 30, 2016 and December 31, 2015, the Company owned indirect investments in 4 and 6 properties, respectively, through its interest in the Core Fund. The Company has determined that the Core Fund is considered to be a VIE. See Note 1 — Organization — Unconsolidated VIEs for additional information.

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$97,249	$164,079	$100,455	$187,668
Distributions declared	(1,239)	(17,077)	(20,791)	(73,865)
Equity in earnings (losses)	(9,303)	(199)	7,043	33,000
Ending balance	$86,707	$146,803	$86,707	$146,803

Condensed financial information for the Core Fund is summarized as follows (in thousands):

Condensed Consolidated Balance Sheets for the Core Fund

	June 30, 2016	December 31, 2015
ASSETS
Cash	$54,580	$45,471
Investment property, net	696,258	905,229
Other assets	195,565	214,238
Total Assets	$946,403	$1,164,938

LIABILITIES AND EQUITY
Debt, net	$469,647	$636,239
Other liabilities	78,365	73,401
Redeemable noncontrolling interests	110,609	124,413
Equity	287,782	330,885
Total Liabilities and Equity	$946,403	$1,164,938

The Core Fund sold two properties during the three and six month ended June 30, 2016. The Core Fund sold one and two properties during the three and six months ended June 30, 2015, respectively, which is reflected in the table below (in thousands).

Condensed Consolidated Statements of Operations for the Core Fund

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Total revenues	$20,980	$39,228	$44,333	$85,731
Total expenses	60,485	65,543	89,306	115,636
Gain (loss) on sale of real estate investments	(41)	27,730	73,544	167,602
Net income (loss)	(39,546)	1,415	28,571	137,697
Less (income) loss allocated to noncontrolling interests	10,416	(930)	526	(21,080)
Net income (loss) attributable to parent	$(29,130)	$485	$29,097	$116,617

The following discusses items of significance for the periods presented for the Company’s equity method investments:

In January 2016, the Core Fund sold The Carillon Building for a sales price of $147.0 million. The Carillon Building was acquired in July 2007 for a purchase price of $140.0 million. As a result of the sale of The Carillon Building, the Core Fund recorded a gain on sale of $58.8 million. As a result of the sale, the Company recognized a gain on sale of $14.4 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2016.

In March 2016, the Core Fund sold 525 B Street for a sales price of $122.0 million. 525 B Street was acquired in August 2005 for a purchase price of $116.3 million. As a result of the sale of 525 B Street, the Core Fund recorded a gain on sale of $14.8 million. As a result of the sale, the Company recognized a gain on sale of $3.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2016.

In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker for $240.0 million. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. One North Wacker was acquired in March 2008 for a purchase price of $540.0 million. As a result of the sale of the 51% interest in One North Wacker, the Core Fund recorded a gain on sale of $140.2 million. As a result of the sale, the Company recognized a gain of $34.3 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2015.

In April 2015, the Core Fund sold Charlotte Plaza for a sales price of $160.0 million. Charlotte Plaza was acquired in June 2007 for a purchase price of $175.5 million. As a result of the sale of Charlotte Plaza, the Core Fund recognized a gain on sale of $27.4 million. As a result of the sale, the Company recognized a gain on sale of $6.7 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015.

For the three and six months ended June 30, 2016, the Core Fund recorded impairment losses of $36.0 million on Renaissance Square in Phoenix, Arizona, Wells Fargo Center in Sacramento, California and Warner Center in Woodland Hills, California since such long-lived assets had carrying values that exceeded their fair values based on a purchase and sale agreement or third-party guidance received during its marketing process. For the three and six months ended June 30, 2015, the Core Fund recorded impairment losses of $22.1 million on Riverfront Plaza in Richmond, Virginia due to deterioration of market conditions. Riverfront Plaza was sold in December 2015.

6.  Debt Financing

As of June 30, 2016 and December 31, 2015, the Company had $703.8 million and $853.4 million of debt outstanding, respectively, with a weighted average years to maturity of 0.9 year and 1.1 years, respectively, and a weighted average interest rate of 4.0% and 3.9%, respectively. The following table includes all of the Company’s outstanding notes payable balances as of June 30, 2016 and December 31, 2015 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate Description	Interest Rate as of June 30, 2016	Principal Outstanding at June 30, 2016	(1)	Principal Outstanding at December 31, 2015
SECURED MORTGAGE DEBT
1515 S. Street (2)	9/1/2016	N/A	N/A	$—		$36,618
345 Inverness Drive (3)	12/11/2016	N/A	N/A	—		14,224
JPMorgan Chase Tower (4)	2/1/2017	Variable	2.96%	48,836		149,542
Thompson Bridge Commons (5)	3/1/2018	Fixed	6.02%	4,820		4,959
DEUTSCHE BANK POOLED MORTGAGE FACILITY (6)
321 North Clark, 1900 and 2000 Alameda (7)	8/1/2016	Fixed via swap	5.86%	169,697		169,697
3400 Data Drive, 2100 Powell (8)	1/23/2017	Fixed via swap	5.25%	98,000		98,000
Daytona and Laguna Buildings	5/2/2017	Fixed via swap	5.36%	119,000		119,000
OTHER NOTES PAYABLE
JPMorgan Chase Revolving Credit Facility - Revolving Loan (9)	4/1/2017	Variable	2.07%	63,400		61,400
JPMorgan Chase Revolving Credit Facility - Term Loan (10)	4/1/2018	Variable	1.96%	200,000		200,000
TOTAL PRINCIPAL OUTSTANDING				703,753		853,440
Unamortized Premium/ (Discount) (11)				152		(6)
Unamortized Deferred Financing Fees				(810)		(1,189)
NOTES PAYABLE				$703,095		$852,245

(1)	As of June 30, 2016, these amounts were classified as held for sale.

(2)	In April 2016, the Company sold 1515 S. Street and paid off the 1515 S. Street secured mortgage loan with proceeds from the sale. The Company also incurred a prepayment penalty of $0.1 million.

(3)	In May 2016, the Company sold 345 Inverness Drive and paid off the 345 Inverness Drive secured mortgage loan. The Company also incurred a prepayment penalty of $0.5 million.

(4)
In January 2016, the Company made a payment of $100.0 million to pay down the JPMorgan Chase Tower secured mortgage debt. Also, in January 2016, the maturity date of the remaining loan balance was extended for an additional year to February 1, 2017. In August, the Company sold JPMorgan Chase Tower and paid off the JPMorgan Chase Tower secured mortgage loan with proceeds from the sale.

(5)	In August 2016, the Company sold Thompson Bridge Commons and paid off the Thompson Bridge Commons secured mortgage loan with proceeds from the sale.

(6)
In December 2015, HSH Nordbank sold its interest in the HSH Credit Facility and its related swap agreements to Deutsche Bank AG, New York Branch (“Deutsche Bank”). No other terms or conditions of the credit facility were changed.

(7)	In August 2016, the Company paid off the outstanding debt balance with Deutsche Bank related to 321 North Clark and 1900 and 2000 Alameda.

(8)
In July 2016, the Company sold 3400 Data Drive and paid off the outstanding debt balance of $18.1 million with Deutsche Bank related to 3400 Data Drive. The Company also incurred a prepayment penalty of $0.4 million to terminate the interest rate swap contract related to 3400 Data Drive.

(9)
During the six months ended June 30, 2016, the Company borrowed $119.0 million and made payments of $117.0 million under the JPMorgan Chase Revolving Credit Facility (the “Revolving Loan Commitment”). Of the $117.0 million payments made, $25.0 million were proceeds from the sale of 1515 S. Street in April 2016.

(10)
Subsequent to June 30, 2016, the Company borrowed $161.6 million under the JPMorgan Chase Revolving Credit Facility - Revolving Loan. In addition, the Company paid off $225.0 million under the JPMorgan Chase Revolving Credit Facility - Revolving Loan with proceeds from the sales of JPMorgan Chase Tower and seven of the Grocery-Anchored Portfolio properties. Further, the Company also made a payment of $132.0 million under the JPMorgan Chase Revolving Credit Facility - Term Loan with proceeds from the sale of seven of the Grocery-Anchored Portfolio properties.

(11)
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

The following table summarizes required principal payments on the Company’s outstanding notes payable for the period from July 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through December 31, 2020 and for the period thereafter (in thousands):

	Principal Payments due by Period (1)
	July 1, 2016 through December 31, 2016	2017	2018	2019	2020	Thereafter
Notes payable, held for sale	$170,449	$328,927	$204,377	$—	$—	$—

(1)
In July 2016, the Company sold 3400 Data Drive and paid off the outstanding debt balance with Deutsche Bank related to 3400 Data Drive. In August 2016, the Company sold JPMorgan Chase Tower and Thompson Bridge Commons and paid off both JPMorgan Chase Tower and Thompson Bridge Commons secured mortgage loans with proceeds from the sale. In August 2016, the Company also paid off $225.0 million under the JPMorgan Chase Revolving Credit Facility - Revolving Loan with proceeds from the sale of JPMorgan Chase Tower and seven of the Grocery-Anchored Portfolio properties. In addition, the Company made a payment of $132.0 million under the JPMorgan Chase Revolving Credit Facility - Term Loan with proceeds from the sale of seven of the Grocery-Anchored Portfolio properties. These subsequent payments related to these loans are not reflected in 2016 in this table. If the amounts were to be reclassed to reflect these payments, the 2017 and 2018 payment amounts would decrease and the 2016 payments would increase by the same amounts.

The Company is not aware of any instances of noncompliance with financial covenants as of June 30, 2016.

7.  Derivative Instruments

The Company has several interest rate swap transactions with Deutsche Bank, who purchased the interest in the swaps from HSH Nordbank in December 2015. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings under the Deutsche Bank Credit Facility. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets and changes in the fair value were recorded in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations. As of June 30, 2016, the interest rate swaps are included in “Liabilities — Liabilities associated with assets held for sale” on the Company’s condensed consolidated balance sheets. See Note 13 — Fair Value Disclosures for additional information.

The tables below provide additional information regarding each of the Company’s outstanding interest rate swaps (all amounts are in thousands except for interest rates):

Effective Date	Expiration Date		Notional Amount	Interest Rate Received	Interest Rate Paid
August 1, 2006	August 1, 2016	(1)	$169,697	LIBOR	5.4575%
January 12, 2007	January 12, 2017	(2)	$98,000	LIBOR	4.8505%
May 1, 2007	May 1, 2017		$119,000	LIBOR	4.9550%

(1)
In August 2016, in connection with the Company’s payoff of the outstanding debt balances related to 321 North Clark and 1900 and 2000 Alameda, the Company also settled the interest rate swap contracts related to those properties.

(2)
In July 2016, the Company sold 3400 Data Drive and paid off the related outstanding debt balance with Deutsche Bank and settled the interest rate swap contract with a prepayment penalty of $0.4 million related to 3400 Data Drive.

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Liabilities — Liabilities associated with assets held for sale” and “Liabilities — Interest rate swap contracts” on the Company’s condensed consolidated balance sheets, as of June 30, 2016 and December 31, 2015, respectively (in thousands):

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	June 30, 2016	December 31, 2015
Interest rate swap contracts	$9,050	$17,448
Total derivatives	$9,050	$17,448

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gain (loss) on interest rate swap, net	$4,440	$4,335	$8,398	$7,527
Total	$4,440	$4,335	$8,398	$7,527

8.  Distributions

With the authorization of its board of directors, the Company declared distributions for the period from January 2015 through June 2016. These distributions were calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and were paid on the first day of the month following the fiscal quarter in cash, or, with respect to distributions paid for the three months ended March 31, 2016, reinvested in stock for those participating in the Company's dividend reinvestment plan. On May 31, 2016, the Company’s board of directors voted to suspend indefinitely the Company’s dividend reinvestment plan effective as of June 30, 2016. Accordingly, all distributions for the three months ended June 30, 2016 were paid in cash. In connection with the Plan of Liquidation, the Company determined to cease paying regular quarterly distributions after the payment of the distributions for the six months ended June 30, 2016.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2016 and 2015, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (in thousands).

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2016 (1)
June 30, 2016	$14,920	$—	$14,920	$74
March 31, 2016	9,626	5,326	14,952	75
Total	$24,546	$5,326	$29,872	$149

2015 (1)
December 31, 2015	$9,717	$5,426	$15,143	$75
September 30, 2015	9,731	5,445	15,176	76
June 30, 2015	9,645	5,416	15,061	74
March 31, 2015	9,507	5,424	14,931	74
Total	$38,600	$21,711	$60,311	$299

(1)
Excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 9 — Related Party Transactions). The distributions declared with respect to the Participation Interest for the quarters ended June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 were $1.3 million, $1.3 million, $1.3 million, $1.2 million, $1.2 million and $1.1 million, respectively.

9.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines and the Advisor for the three and six months ended June 30, 2016 and 2015 and outstanding as of June 30, 2016 and December 31, 2015 (in thousands).

	Incurred				Unpaid as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Type and Recipient	2016	2015	2016	2015	2016	2015
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$2,771	$4,866	$7,778	$9,706	$131,876	$126,637

Due to Affiliates
Acquisition Fee – the Advisor (2)	—	170	—	580	—	—
Asset Management Fee – the Advisor	3,374	3,411	6,786	6,842	2,247	1,131
Other – the Advisor	922	957	1,784	1,744	663	633
Property Management Fee – Hines	1,094	1,268	2,318	2,568	18	99
Leasing Fee – Hines	463	149	1,340	2,306	2,410	2,240
Tenant Construction Management Fees – Hines	27	11	55	11	5	—
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	2,687	2,977	5,566	5,979	324	398
Due to Affiliates					$5,667	$4,501

(1)
The Company recorded a liability related to the Participation Interest based on its estimated settlement value in the accompanying condensed consolidated balance sheets. This liability is remeasured at fair value based on the estimated per share NAV of the Company’s common stock most recently determined by the Company’s board of directors as of the date of each balance sheet plus any unpaid distributions. The Participation Interest liability as of June 30, 2016 is based on the Company’s expectation to distribute approximately $6.35 to $6.65 per share to its shareholders pursuant to the execution of the Plan of Liquidation, which the Company believes is the best estimate of fair value.

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

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Change in other assets (1)	$(567)	$(482)
Change in tenant and other receivables, net (1)	(3,906)	(1,374)
Change in deferred leasing costs, net (1)	(33,994)	(41,812)
Change in accounts payable and accrued expenses (1)	7,316	16,574
Change in participation interest liability	5,238	7,486
Change in other liabilities (1)	(1,980)	(1,667)
Change in due to affiliates	1,148	617
Changes in assets and liabilities	$(26,745)	$(20,658)

(1)	As of June 30, 2016, these amounts were classified as held for sale.

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$16,049	$14,293
Cash paid for income taxes	$217	$327
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$14,994	$15,136
Distributions receivable	$1,238	$2,390
Distributions reinvested	$10,752	$10,997
Shares tendered for redemption	$—	$8,970
Noncash net assets (liabilities) acquired upon acquisition of property	$—	$(6,734)

12.  Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business and from time to time, the Company is also subject to other types of litigation. All of these matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, Deutsche Bank. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying condensed consolidated balance sheets. As of June 30, 2016, the interest rate swaps are included in “Liabilities — Liabilities associated with assets held for sale” on the Company’s condensed consolidated balance sheets. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016	$9,050	$—	$9,050	$—
December 31, 2015	$17,448	$—	$17,448	$—

Financial Instruments Fair Value Disclosures

Other Financial Instruments

As of June 30, 2016, management estimated that the fair value of notes payable, which had a carrying value (excluding any unamortized discount or premium and unamortized deferred financing fees) of $703.8 million, was $709.9 million. As of December 31, 2015, management estimated that the fair value of notes payable, which had a carrying value (excluding any unamortized discount or premium and unamortized deferred financing fees) of $853.4 million, was $866.3 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, however the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of June 30, 2016, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company determined that four of its directly-owned investments located in Melville, New York, Dallas, Texas, Houston, Texas and Bellevue, Washington, were impaired based on such long-lived assets having carrying values that exceeded their fair values less costs to sell based on the purchase and sale agreements and potential bids received during the quarter. As of June 30, 2016, all of these directly-owned investments located in Melville, New York, Dallas, Texas, Houston, Texas and Bellevue, Washington were classified as held for sale.

Additionally, for the year ended December 31, 2015, the Company determined that two of its directly-owned investments located in Dallas, Texas and Melville, New York were impaired since the projected undiscounted cash flows for each of these properties was less than each of their carrying values.

These changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for these investments. As a result, these assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, as of June 30, 2016 and December 31, 2015 (in thousands):

		Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
June 30, 2016	Investment properties	$537,850	$—	$537,850	$—	$23,463
December 31, 2015	Investment properties	$306,900	$—	$—	$306,900	$19,663

During the year ended December 31, 2015, the Company’s estimated fair value of investment properties in Dallas, Texas and Melville, New York was based on a comparison of recent market activity and discounted cash flow models, which include estimates of property-specific inflows and outflows over a specific holding period. Significant unobservable quantitative inputs used in determining the fair value of each investment property for the period ended December 31, 2015 include: (1) a discount rate ranging from 7.0% to 8.3%; (2) a capitalization rate ranging from 4.7% to 9.7%; (3) stabilized occupancy rates ranging from 93% to 94%; and (4) current market rental rates ranging from $21.50 per square foot to $30.00 per square foot. These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge and expertise in real estate.

14.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has three reportable segments: (1) office properties, (2) an industrial property and (3) retail properties. As of June 30, 2016, the office properties segment consisted of 12 office properties that the Company owned directly as well as 4 office properties that were owned indirectly through the Company’s investment in the Core Fund. The retail segment consisted of the 8 grocery-anchored shopping centers in the Grocery-Anchored Portfolio. The industrial property segment consisted of one industrial property located in Dallas, Texas, which was sold in April 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue
Office properties	$44,414	$49,158	$92,996	$99,699
Industrial property	—	20	—	936
Retail properties	4,865	4,372	9,380	8,905
Total revenue	$49,279	$53,550	$102,376	$109,540

Net property revenues in excess of expenses(1)
Office properties	$23,349	$25,954	$49,796	$54,147
Industrial property	—	(75)	(32)	487
Retail properties	3,001	3,031	6,088	6,295
Total segment net property revenues in excess of expenses	$26,350	$28,910	$55,852	$60,929

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of office properties	$(9,303)	$(199)	$7,043	$33,000
Total equity in earnings (losses) of unconsolidated entities	$(9,303)	$(199)	$7,043	$33,000

(1)	Revenues less property operating expenses, real property taxes and property management fees.

Total assets	June 30, 2016	December 31, 2015
Office properties	$1,710,289	$1,853,435
Retail properties	179,973	185,850
Investment in unconsolidated entities
Office properties	86,707	100,455
Corporate-level accounts (1)	32,844	43,991
Total assets	$2,009,813	$2,183,731

(1)
This amount primarily consists of cash equivalents at the corporate level, including proceeds from the sale of the Company’s directly and indirectly-owned investments and distributions receivable from the Company’s investments in unconsolidated entities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation to net income (loss)
Total segment net property revenues in excess of expenses	$26,350	$28,910	$55,852	$60,929
Depreciation and amortization	(18,597)	(22,808)	(38,190)	(45,290)
Acquisition related expenses	—	(545)	—	(600)
Asset management and acquisition fees	(6,145)	(8,447)	(14,564)	(17,128)
General and administrative	(1,555)	(2,083)	(3,246)	(3,430)
Transaction expenses	(3,203)	—	(3,462)	—
Impairment losses	(23,463)	—	(23,463)	—
Gain (loss) on derivative instruments, net	4,440	4,335	8,398	7,527
Gain (loss) on settlement of debt	(598)	—	(598)	—
Equity in earnings (losses) of unconsolidated entities, net	(9,303)	(199)	7,043	33,000
Gain (loss) on sale of real estate investments	36,428	8,304	36,430	29,383
Interest expense	(8,184)	(9,840)	(16,822)	(19,320)
Interest income	37	11	63	22
Benefit (provision) for income taxes	(37)	(26)	(75)	(112)
Income (loss) from discontinued operations, net of taxes	24	(158)	(14)	(160)
Net income (loss)	$(3,806)	$(2,546)	$7,352	$44,821

15. Subsequent Events

3400 Data Drive

In July 2016, the Company sold 3400 Data Drive, an office building located in Rancho Cordova, California, for a sales price of $26.0 million. The Company originally acquired 3400 Data Drive in November 2006 for a purchase price of $32.8 million.

JPMorgan Chase Tower

In August 2016, the Company sold JPMorgan Chase Tower, an office building located in Dallas, Texas, for a sales price of $273.0 million. The Company originally acquired JPMorgan Chase Tower in November 2007 for a purchase price of $289.6 million.

Grocery-Anchored Portfolio

In August 2016, the Company sold seven of the Grocery-Anchored Portfolio properties, exclusive of Champions Village, for an aggregate net sale price of $158.0 million. The Company expects to sell Champions Village to the same buyer for a contract sales price of $52.0 million, exclusive of transaction costs and closing prorations. The Company expects the closing of this sale to occur in October 2016, but there can be no assurances as to if or when this sale will be completed. The Grocery-Anchored Portfolio consists of eight grocery-anchored shopping centers that were acquired in January 2014 for $178.2 million in aggregate.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

•
Whether we will be able to complete the sale of all or substantially all of our assets as expected, including our ability to obtain stockholder approvals required to consummate the Plan of Liquidation, including the West Coast Asset Sale;

•	Whether the conditions to closing for West Coast Asset Sale will be satisfied or waived;

•	Unanticipated difficulties or expenditures relating to the Plan of Liquidation, including the West Coast Asset Sale;

•	Risks associated with the potential response of tenants, business partners and competitors to the announcement of the Plan of Liquidation, including the West Coast Asset Sale;

•	Risks associated with legal proceedings that may be instituted against us and others related to the Plan of Liquidation, including the West Coast Asset Sale;

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We raised approximately $2.7 billion through various public offerings of our common stock from 2004 to 2009. We used these proceeds to invest in real estate in order to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of June 30, 2016, we had direct and indirect interests in 24 properties. These properties consist of 16 office properties located throughout the United States and a portfolio of eight grocery-anchored shopping centers located in four states primarily in the Southeastern United States (the “Grocery-Anchored Portfolio”). In total, we acquired interests in 66 properties since our inception and have sold our interests in 51 of those properties as of August 15, 2016.

The following table provides summary information regarding the properties in which we owned interests as of June 30, 2016. All assets which are 100% owned by us are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership(1)
Directly-owned Properties
Office Properties
321 North Clark (2)	Chicago, Illinois	04/2006	889,744	94%	100%
JPMorgan Chase Tower (3)	Dallas, Texas	11/2007	1,255,473	75%	100%
2100 Powell (4)	Emeryville, California	12/2006	345,982	91%	100%
3 Huntington Quadrangle (5)	Melville, New York	07/2007	407,912	97%	100%
3400 Data Drive (6)	Rancho Cordova, California	11/2006	149,703	100%	100%
Daytona Buildings (4)	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings (4)	Redmond, Washington	01/2007	460,661	100%	100%
1900 and 2000 Alameda (4)	San Mateo, California	06/2005	267,006	97%	100%
5th and Bell (4)	Seattle, Washington	06/2007	197,135	100%	100%
Howard Hughes Center (4)	Los Angeles, California	01/2014	1,334,586	86%	100%
Civica Office Commons	Bellevue, Washington	02/2015	312,295	76%	100%
2851 Junction Avenue (4)	San Jose, California	05/2015	155,613	100%	100%
Total for Office Properties			6,027,423	89%

Grocery-Anchored Portfolio (7)
Cherokee Plaza	Atlanta, Georgia	11/2008	102,864	100%	100%
Thompson Bridge Commons	Gainesville, Georgia	03/2009	92,587	97%	100%
Champions Village	Houston, Texas	11/2008	392,870	82%	100%
Sandy Plains Exchange	Marietta, Georgia	02/2009	72,784	93%	100%
University Palms Shopping Center	Oviedo, Florida	11/2008	99,172	98%	100%
Shoppes at Parkland	Parkland, Florida	03/2009	145,720	95%	100%
Oak Park Village	San Antonio, Texas	11/2008	64,287	100%	100%
Heritage Station	Wake Forest, North Carolina	01/2009	72,946	100%	100%
Total for Grocery-Anchored Portfolio			1,043,230	92%
Total for Directly-owned Properties			7,070,653	89%

Indirectly-owned Properties
Core Fund Properties
One Atlantic Center	Atlanta, Georgia	07/2006	1,100,312	89%		24%
Renaissance Square	Phoenix, Arizona	12/2007	967,191	76%		24%
Wells Fargo Center	Sacramento, California	05/2007	509,598	87%		20%
Warner Center	Woodland Hills, California	10/2006	808,274	93%		20%
Total for Core Fund Properties			3,385,375	86%
Total for All Properties			10,456,028	88%	(8)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On June 30, 2016, Hines REIT owned a 91.3% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 8.7% interest in the Operating Partnership. In addition, we owned an approximate 28.8% non-managing general partner interest in the Core Fund as of June 30, 2016. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 67.8% to 84.9%.

(2)	In May 2016, we entered into a contract to sell 321 North Clark. We expect the closing of this sale to occur in August 2016.

(3)	In August 2016, we sold JPMorgan Chase Tower. See “Subsequent Events” for additional information.

(4)
In June 2016, we entered into a contract to sell 2100 Powell, Daytona Buildings, Laguna Buildings, 1900 and 2000 Alameda, 5th and Bell, Howard Hughes Center and 2851 Junction Avenue (the “West Coast Assets”). We expect the closing of this sale to occur before December 31, 2016.

(5)	In June 2016, we entered into a contract to sell 3 Huntington Quadrangle. We expect the closing of this sale to occur in October 2016.

(6)	In July 2016, we sold 3400 Data Drive. See “Subsequent Events” for additional information.

(7)
In August 2016, we sold the Grocery-Anchored Portfolio, exclusive of Champions Village. We also entered into a contract to sell Champions Village to the same buyer. We expect the closing of the sale of Champions Village to occur in October 2016. See “Subsequent Events” for additional information.

(8)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 89%.

Since the conclusion of our public offerings, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders.  In doing this, we have elected to make strategic dispositions, which have provided us with additional liquidity. We have used the proceeds from such dispositions to make additional strategic acquisitions focused on high-quality office assets located on the West Coast in order to best position our portfolio for a liquidity event, such as our purchase of 2851 Junction Avenue, which we acquired in May 2015, Civica Office Commons, which we acquired in February 2015 and the Howard Hughes Center, which we acquired in January 2014.

On June 29, 2016, in connection with a review of our potential strategic alternatives, our board of directors determined that it is in our best interest and in the best interest of our stockholders to sell all or substantially all of our properties and assets and liquidate and dissolve pursuant to a plan of liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the liquidation is to seek to maximize stockholder value by liquidating our assets and distributing the net proceeds of the liquidation to our stockholders. As part of the Plan of Liquidation, we and certain of our affiliates have entered into an Agreement of Sale and Purchase, dated as of June 29, 2016, with BRE Hydra Property Owner LLC (“Purchaser” and such agreement, the “West Coast Asset Agreement”) to sell to Purchaser, an affiliate of Blackstone Real Estate Partners VIII L.P., for a purchase price of $1.162 billion, the following seven properties of the Company: Howard Hughes Center in Los Angeles, California, Laguna Buildings in Redmond, Washington, 2100 Powell in Emeryville, California, 1900 and 2000 Alameda in San Mateo, California, Daytona Buildings in Redmond, Washington, 5th and Bell in Seattle, Washington and 2851 Junction Avenue in San Jose, California (collectively, the “West Coast Assets”, and such transaction the “West Coast Asset Sale”). The closing of the West Coast Asset Sale is subject to the satisfaction or waiver of certain closing conditions including, without limitation, approval by our stockholders of the Plan of Liquidation (including the West Coast Asset Sale). There can be no assurance that the closing conditions will be satisfied, that the West Coast Asset Sale will be consummated, or the timing thereof. Pursuant to Maryland law and our charter, the Plan of Liquidation must be approved by the affirmative vote of the holders of at least a majority of the shares of our common stock outstanding and entitled to vote thereon. If the Plan of Liquidation is approved by our stockholders and the sale of all or substantially all of our assets is completed as expected, we expect to make one or more liquidating distributions to our stockholders during the period of the liquidation process and to make the final liquidating distribution to our stockholders on or before December 31, 2016. There can be no assurances regarding the amounts of any distributions or the timing thereof.

Our portfolio was 89% and 88% leased (based on our effective ownership) as of June 30, 2016 and December 31, 2015, respectively. As a result of the strategic acquisitions and dispositions described above, as of June 30, 2016, our portfolio was geographically located 64% in the West, 11% in the Midwest, 3% in the East and 22% in the South. Our management closely monitors the portfolio’s lease expirations, which for the period from July 1, 2016 through December 31, 2016, and for each of the years ending December 31, 2017 through December 31, 2020, are expected to approximate 3%, 5%, 11%, 7% and 9%, respectively, of leasable square feet. We believe this level of expirations is manageable, and we will remain focused on filling tenant vacancies with high-quality tenants in each of the markets in which we operate. Although we continue to lease our properties to a diverse tenant base over a variety of industries, as of June 30, 2016, our portfolio was approximately 15% leased to over 73 companies in the legal industry, approximately 14% leased to over 47 companies in the financial and insurance industries, approximately 14% leased to over 111 companies in the grocery-anchored retail industry and approximately 11% leased to over 31 companies in the information and technology industries.

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

Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements have been for the acquisition of real estate investments, property-level operating expenses, capital improvements and leasing costs, strategic investments in real property, debt service, corporate-level general and administrative expenses, distributions and redemptions. We have four primary sources of capital for meeting our cash requirements:

•	proceeds from our dividend reinvestment plan which was suspended effective as of June 30, 2016;

•	debt financings, including secured or unsecured facilities;

•	proceeds from the sale of our properties, including those owned by the Core Fund; and

•	cash flow generated by our real estate investments and operations.

We are focused on maintaining a strong cash position and managing our capital needs. Our liquidity needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities. Additionally, due to our ability to execute on several strategic asset sales, we had available liquidity to acquire additional investment properties in order to reposition our portfolio for a liquidity event. As described earlier, our board of directors has approved the Plan of Liquidation. In accordance with the Plan of Liquidation, we plan to sell all of our directly-owned properties and, after the payment or provision for all of our outstanding liabilities, we expect to distribute the sales proceeds to our stockholders. Below is a list of the properties sold by us and the Core Fund during the six months ended June 30, 2016:

Hines REIT Asset Sales

•
1515 S. Street - In April 2016, we sold 1515 S. Street, an office building located in Sacramento, California, for a sales price of $68.5 million. We acquired 1515 S. Street in November 2005 for a purchase price of $66.6 million. We received net proceeds of $67.9 million from this sale.

•
345 Inverness Drive and Arapahoe Business Park - In May 2015, we sold 345 Inverness Drive and Arapahoe Business Park, two office buildings located in Denver, Colorado, for a sales price of $78.5 million. We acquired 345 Inverness Drive and Arapahoe Business Park in December 2008 for a purchase price of $66.5 million. We received net proceeds of $76.2 million from this sale.

Core Fund Asset Sales

•
The Carillon Building - In January 2016, the Core Fund sold The Carillon Building, an office building located in Charlotte, North Carolina, for a sales price of $147.0 million. The Carillon Building was acquired in July 2007 for a purchase price of $140.0 million. The Core Fund received net proceeds of $88.1 million from this sale. We recognized a gain on sale of $14.4 million. At the date of disposition, we owned a 24% effective interest in The Carillon Building.

•
525 B Street - In March 2016, the Core Fund sold 525 B Street, an office building located in San Diego, California, for a sales price of $122.0 million. 525 B Street was acquired in August 2005 for a purchase price of $116.3 million. The Core Fund received net proceeds of $58.4 million from this sale. We recognized a gain on sale of $3.6 million. At the date of disposition, we owned a 24% effective interest in 525 B Street.

Cash Flows from Operating Activities

Net cash provided by operating activities was $9.3 million for the six months ended June 30, 2016 compared to net cash provided by operating activities of $40.8 million for the six months ended June 30, 2015. This decrease is primarily due to less proceeds from distributions from the sale of Core Fund assets and our dispositions of several properties during 2016 and 2015.

Cash Flows from Investing Activities

Net cash provided by investing activities was $154.7 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $149.0 million for the six months ended June 30, 2015. The factors that contributed to the change between the two periods are summarized below.

2016

•
We received proceeds of $144.1 million from the sale of 1515 S. Street, 345 Inverness Drive and Arapahoe Business Park in 2016 and $1.0 million primarily related to the release of an escrow from a previous sale.

•
We received distributions from the Core Fund totaling $21.3 million, of which $14.3 million was included in cash flows from investing activities, as they exceeded our equity in earnings of the joint venture.

•	We had cash outflows related to capital expenditures at operating properties of $3.2 million.

2015

•	We had cash outflows related to our acquisition of Civica Office Commons in February 2015 and 2851 Junction Avenue in May 2015 of $270.3 million.

•	We received proceeds of $80.0 million from the sale of Citymark and 4050/4055 Corporate Drive in 2015.

•
We received distributions from the Core Fund totaling $78.7 million, of which $45.7 million was included in cash flows from investing activities, as they exceeded our equity in earnings of the joint venture.

•	We had cash outflows related to capital expenditures at operating properties of $5.6 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 decreased by $295.1 million as compared to the same period in the prior year. This decrease is primarily due to net proceeds from debt being $300.2 million lower in 2016.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986, as amended, and to pay regular cash distributions to our stockholders, which is one of our investment objectives, we have declared distributions to stockholders (as authorized by our board of directors) as of daily record dates and aggregate through June 2016 and have paid such distributions quarterly. With the authorization of our board of directors, we declared distributions for the period from January 2015 through June 2016. These distributions were calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and were paid on the first day of the month following the fiscal quarter to which they relate in cash, or, with respect to distributions paid for the three months ended March 31, 2016, reinvested in stock for those participating in our dividend reinvestment plan. On May 31, 2016, our board of directors voted to suspend indefinitely our dividend reinvestment plan effective as of June 30, 2016. Accordingly, all distributions for the three months ended June 30, 2016 were paid in cash. In connection with the Plan of Liquidation, we determined to cease paying regular quarterly distributions after the payment of the distributions for the six months ended June 30, 2016.

The table below outlines our total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2016 and 2015, including the breakout between the distributions paid in cash and those reinvested pursuant to our dividend reinvestment plan (all amounts are in thousands).

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2016 (1)
June 30, 2016	$14,920	$—	$14,920	$74
March 31, 2016	9,626	5,326	14,952	75
Total	$24,546	$5,326	$29,872	$149

2015 (1)
December 31, 2015	$9,717	$5,426	$15,143	$75
September 30, 2015	9,731	5,445	15,176	76
June 30, 2015	9,645	5,416	15,061	74
March 31, 2015	9,507	5,424	14,931	74
Total	$38,600	$21,711	$60,311	$299

(1)
Excluded from this table are distributions declared with respect to the Participation Interest (as discussed further in Note 9 — Related Party Transactions). The distributions declared with respect to the Participation Interest for the quarters ended June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 were $1.3 million, $1.3 million, $1.3 million, $1.2 million, $1.2 million and $1.1 million, respectively.

For the six months ended June 30, 2016, we funded our cash distributions with cash flows from operating activities (31%) and the remaining cash distributions were funded from distributions from unconsolidated entities, proceeds from the sales of our real estate investments and excess undistributed cash flows from prior periods (69%). For the six months ended June 30, 2015, we funded our cash distributions with cash flows from operating activities (87%) and proceeds from the sales of our real estate investments (13%).

Redemptions

During the six months ended June 30, 2016 and 2015, we funded redemptions of $14.6 million and $17.9 million, respectively, pursuant to the terms of our share redemption program. Generally, funds available for redemption are limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter. However, our board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. Our board of directors determined to waive this limitation on the share redemption plan and fully honor all eligible requests received through the first quarter of 2016, which were in excess of the $5.4 million received from our dividend reinvestment plan in the prior quarter. On May 31, 2016, our board of directors determined to suspend indefinitely our share redemption program effective as of June 30, 2016.

Debt Financings

We use debt financing from time to time for investments in real property, property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt is in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired. Our portfolio was 33% leveraged as of June 30, 2016, with 57% of our debt in the form of fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps). By comparison, our portfolio was 37% leveraged as of December 31, 2015, with 53% of our debt in the form of fixed-rate mortgage loans. This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro-rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.  Additionally, as of June 30, 2016 and December 31, 2015, our debt financing had a weighted average interest rate of 4.0% and 3.9%, respectively (including the effect of interest rate swaps).

The following list summarizes our debt financings for the six months ended June 30, 2016 and 2015:

2016

•	We made payments of $100.0 million to pay down the JPMorgan Chase Tower secured mortgage debt in January 2016.

•
We received proceeds of $119.0 million under a revolving credit facility (the “Revolving Loan Commitment”) pursuant to a credit agreement with JPMorgan Chase Bank, N.A. (“Chase”) and we made payments of $117.0 million related to this agreement and $25.0 million of such payments were funded with proceeds from the sale of 1515 S. Street in April 2016.

•	We made payments of $36.6 million to fully pay down the 1515 S. Street secured mortgage loan with proceeds from the sale in April 2016.

•	We made payments of $14.2 million to fully pay down the 345 Inverness Drive secured mortgage loan with proceeds from the sale in May 2016.

2015

•	We received proceeds of $30.0 million related to our Bridge Credit Agreement (the “Bridge Credit Agreement”) with Chase to fund our acquisition of Civica Office Commons.

•	We received proceeds of $259.0 million under the Revolving Loan Commitment and we made payments of $126.6 million in February 2015 related to this agreement.

•	We made payments of $9.1 million to fully pay down the Arapahoe Business Park I secured mortgage loan in April 2015.

•	We made payments of $0.3 million for financing costs related to our loans.

Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

We directly owned 18 same-store properties as of January 1, 2015 that were 89% leased as of June 30, 2016 as compared to 89% leased as of June 30, 2015. The table below includes revenues and expenses of our directly-owned properties for the three and six months ended June 30, 2016 and 2015. Disposed properties include the results of operations of properties that were sold, but whose results were not classified as discontinued operations (all amounts in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2016	2015	$	%
Property revenues in excess of expenses (1)
Same-store properties	$24,834	$23,206	$1,628	7.0%
Recent acquisitions	1,293	663	630	95.0%
Disposed properties	223	5,041	(4,818)	(95.6)%
Total property revenues in excess of expenses	$26,350	$28,910	$(2,560)	(8.9)%

Other
Depreciation and amortization	$18,597	$22,808	$(4,211)	(18.5)%
Transaction expenses	$3,203	$—	$3,203	100.0%
Impairment losses	$23,463	$—	$23,463	100.0%
Gain (loss) on derivative instruments, net	$4,440	$4,335	$105	(2.4)%
Gain (loss) on settlement of debt	$(598)	$—	$(598)	100.0%
Gain (loss) on sale of real estate investments	$36,428	$8,304	$28,124	(338.7)%
Interest expense	$8,184	$9,840	$(1,656)	(16.8)%

	Six Months Ended June 30,		Change
	2016	2015	$	%
Property revenues in excess of expenses (1)
Same-store properties	$44,820	$45,025	$(205)	(0.5)%
Recent acquisitions	8,273	4,904	3,369	68.7%
Disposed properties	2,759	11,000	(8,241)	(74.9)%
Total property revenues in excess of expenses	$55,852	$60,929	$(5,077)	(8.3)%

Other
Depreciation and amortization	$38,190	$45,290	$(7,100)	(15.7)%
Transaction expenses	$3,462	$—	$3,462	100.0%
Impairment losses	$23,463	$—	$23,463	100.0%
Gain (loss) on derivative instruments, net	$8,398	$7,527	$871	11.6%
Gain (loss) on settlement of debt	$(598)	$—	$(598)	100.0%
Gain (loss) on sale of real estate investments	$36,430	$29,383	$7,047	24.0%
Interest expense	$16,822	$19,320	$(2,498)	(12.9)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

The increase in property revenues in excess of expenses for the same-store properties for the three months ended June 30, 2016 is primarily due to the impact of a straight-line rent revenue adjustment resulting from leasing activity in 2015.

Depreciation and amortization decreased during the three and six months ended June 30, 2016, as compared to the same periods in 2015, primarily due to the sale of several properties during 2015 and the sale of 1515 S. Street in April 2016 and 345 Inverness Drive and Arapahoe Business Park in May 2016.

Transaction expenses increased during the three and six months ended June 30, 2016, as compared to the same periods in 2015, primarily due to an increase in legal fees associated with the Plan of Liquidation.

Gain on sale of real estate investments increased during the three and six months ended June 30, 2016, as compared to the same periods in 2015 as a result of the sale of several properties in 2016.

Interest expense decreased during the three and six months ended June 30, 2016, as compared to the same periods in 2015 as a result of a decrease in total debt outstanding.

For the second quarter of 2016, we determined that our directly-owned properties located in Melville, New York, Dallas, Texas, Houston, Texas and Bellevue, Washington were impaired based on such long-lived assets having carrying values that exceeded their fair values less cost to sell. Accordingly, we recorded an impairment charge of $23.5 million to write these assets down to fair value for the three and six months ended June 30, 2016.

As a result of future expected disposals in accordance with the Plan of Liquidation and other factors, our results of operations for the period ended June 30, 2016 could differ from our results of operations in future periods.

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of June 30, 2016, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 4 properties that were 86% leased. As of June 30, 2015, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 8 properties that were 82% leased.

Our equity in losses related to our investment in the Core Fund for the three months ended June 30, 2016 was $9.3 million, compared to equity in losses of $0.2 million for the three months ended June 30, 2015. Our equity in earnings related to our investment in the Core Fund for the six months ended June 30, 2016 was $7.0 million, compared to equity in earnings of $33.0 million for the six months ended June 30, 2015. The change in our equity in earnings (losses) for the three and six months ended June 30, 2016 primarily resulted from the following:

•
In January 2016, the Core Fund sold The Carillon Building for a sales price of $147.0 million. The Carillon Building was acquired in July 2007 for a purchase price of $140.0 million. As a result of the sale, we recognized a gain on sale of $14.4 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2016.

•
In March 2016, the Core Fund sold 525 B Street for a sales price of $122.0 million. 525 B Street was acquired in August 2005 for a purchase price of $116.3 million. As a result of the sale, we recognized a gain on sale of $3.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2016.

•
In January 2015, a subsidiary of the Core Fund sold its remaining 51% interest in the entity that owns One North Wacker for $240.0 million. The Core Fund previously sold a 49% noncontrolling interest in One North Wacker in December 2011. One North Wacker was acquired in March 2008 for a purchase price of $540.0 million. As a result of the sale of the 51% interest in One North Wacker, we recognized a gain on sale of $34.3 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2015.

•
In April 2015, the Core Fund sold Charlotte Plaza for a sales price of $160.0 million. Charlotte Plaza was acquired in June 2007 for a purchase price of $175.5 million. As a result of the sale of Charlotte Plaza, the Core Fund recognized a gain on sale of $27.4 million. As a result of the sale, the Company recognized a gain on sale of $6.7 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015.

•
For the three and six months ended June 30, 2016, the Core Fund recorded impairment losses of $36.0 million on Renaissance Square in Phoenix, Arizona, Wells Fargo Center in Sacramento, California and Warner Center in Woodland Hills, California since such long-lived assets had carrying values that exceeded their fair values based on a purchase and sale agreement or third-party guidance received during its marketing process. For the three and six months ended June 30, 2015, the Core Fund recorded impairment losses of $22.1 million on Riverfront Plaza in Richmond, Virginia due to deterioration of market conditions. Riverfront Plaza was sold in December 2015.

CORPORATE LEVEL ACTIVITIES

Other Corporate-level Activities

The tables below provide detail relating to our asset management fees and general and administrative expenses (all amounts in thousands, except percentages):

	Three Months Ended June 30,		Change
	2016	2015	$	%
Acquisition fee	$—	$170	(170)	(100.0)%
Asset management fee	6,145	8,277	(2,132)	(25.8)%
Asset management and acquisition fees	$6,145	$8,447	(2,302)	(27.3)%

Acquisition-related expenses	$—	$545	$(545)	(100.0)%
General and administrative expenses	$1,555	$2,083	$(528)	(25.3)%

	Six Months Ended June 30,		Change
	2016	2015	$	%
Acquisition fee	$—	$580	(580)	(100.0)%
Asset management fee	14,564	16,548	(1,984)	(12.0)%
Asset management and acquisition fees	$14,564	$17,128	(2,564)	(15.0)%

Acquisition related expenses	$—	$600	$(600)	(100.0)%
General and administrative expenses	$3,246	$3,430	$(184)	(5.4)%

We pay acquisition fees to our Advisor for services related to the due diligence, selection and acquisition of direct or indirect real estate investments. The acquisition fee is equal to 0.50% of (i) the purchase price of real estate investments acquired directly by us, including any debt attributable to such investments or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. Acquisition fees decreased for the three and six months ended June 30, 2016, as compared to the same periods in 2015, due to no acquisition fees having been incurred for the three and six months ended June 30, 2016, while acquisition fees were incurred on our acquisitions of Civica Office Commons in February 2015 and 2851 Junction Avenue in May 2015. In connection with the acquisition of Civica Office Commons, we were obligated to pay approximately $2.1 million of acquisition fees to our Advisor, half of which was payable in cash and half of which was payable related to the Participation Interest. Our Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.6 million of the cash acquisition fee and all of the $1.0 million acquisition fee payable as an increase to the Participation Interest. In connection with the acquisition of 2851 Junction Avenue in May 2015, we were obligated to pay approximately $0.9 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.3 million of the cash acquisition fee and all of the $0.4 million acquisition fee payable as an increase to the Participation Interest.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. Our asset management fees decreased for the three and six months ended June 30, 2016 partially due to our sales of real estate investments in 2015 and 2016. We recorded a $2.3 million reduction in the Participation Interest liability as of June 30, 2016 based on our expectation to distribute approximately $6.35 to $6.65 per share to our shareholders pursuant to the execution of the Plan of Liquidation.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. General and administrative expenses decreased for the three and six months ended June 30, 2016 due to a decrease in legal fees and accounting fees.

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

Management uses MFFO to evaluate the financial performance of our investment portfolio. In addition, our board of directors has used MFFO to evaluate and establish our distribution policy and the sustainability thereof.

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

The table below summarizes FFO and MFFO attributable to common stockholders for the three and six months ended June 30, 2016 and 2015 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(3,806)	$(2,546)	$7,352	$44,821
Depreciation and amortization(1)	18,597	22,808	38,190	45,290
(Gain) loss on sale or dissolution of investment property and unconsolidated joint venture(2)	(36,428)	(8,304)	(36,430)	(29,383)
Impairment on real estate investments(3)	23,463	—	23,463	—
Adjustments to equity in earnings (losses) from unconsolidated entities, net(4)	10,903	2,854	(4,108)	(26,812)
Adjustments for noncontrolling interests(5)	239	(61)	93	(451)
Funds from Operations attributable to common stockholders	12,968	14,751	28,560	33,465
(Gain) loss on derivative instruments(6)	(4,440)	(4,335)	(8,398)	(7,527)
Other components of revenues and expenses(7)	3,916	3,247	5,784	5,496
Acquisition fees and expenses (8)	—	715	—	1,180
Adjustments to equity in earnings (losses) from unconsolidated entities, net(4)	(33)	(592)	(204)	(1,105)
Adjustments for noncontrolling interests(5)	43	74	232	148
Modified Funds from Operations attributable to common stockholders	$12,454	$13,860	$25,974	$31,657

Basic and diluted income (loss) per common share	$(0.02)	$(0.01)	$0.03	$0.20
Funds From Operations attributable to common stockholders per common share	$0.06	$0.07	$0.13	$0.15
Modified Funds From Operations attributable to common stockholders per common share	$0.06	$0.06	$0.12	$0.14
Weighted average shares outstanding	221,632	223,724	221,869	223,991

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

(3)
Represents impairment charges recorded for the second quarter of 2016 in accordance with GAAP. See “Results of Operations — Results of our Directly-Owned Properties” for additional information regarding our impairment charges.

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

(7)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Straight-line rent adjustment (a)	$(2,096)	$(543)	$(4,985)	$(1,552)
Amortization of lease incentives (b)	5,571	4,246	10,659	7,975
Amortization of out-of-market leases (b)	(308)	(586)	(695)	(1,196)
Settlement of debt (c)	598	—	598	—
Other	151	130	207	269
	$3,916	$3,247	$5,784	$5,496

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

(c)
Represents the prepayment penalty incurred at our real estate investments due to the termination of our secured mortgage loans. Although this loss is included in the calculation of net income (loss), we have excluded it from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

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

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

3400 Data Drive

In July 2016, we sold 3400 Data Drive, an office building located in Rancho Cordova, California, for a sales price of $26.0 million. We originally acquired 3400 Data Drive in November 2006 for a purchase price of $32.8 million.

JPMorgan Chase Tower

In August 2016, we sold JPMorgan Chase Tower, an office building located in Dallas, Texas, for a sales price of $273.0 million. We originally acquired JPMorgan Chase Tower in November 2007 for a purchase price of $289.6 million.

Grocery-Anchored Portfolio

In August 2016, we sold seven of the Grocery-Anchored Portfolio properties, exclusive of Champions Village, for an aggregate net sale price of $158.0 million. We also expect to sell Champions Village to the same buyer for a contract sales price of $52.0 million, exclusive of transaction costs and closing prorations. We expect the closing of this sale to occur in October 2016, but there can be no assurances as to if or when this sale will be completed. The Grocery-Anchored Portfolio consists of eight grocery-anchored shopping centers that were acquired in January 2014 for $178.2 million in aggregate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan.

As of June 30, 2016, we had $312.2 million in variable rate debt that was not hedged with an interest rate swap. If interest rates were to increase by 1%, we would incur an additional $3.1 million in interest expense.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business and from time to time, the Company is also subject to other types of litigation. As of June 30, 2016, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2016, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

All eligible requests for redemption received by the Company for the three months ended March 31, 2016 were redeemed on April 1, 2016. The shares were redeemed using proceeds from our dividend reinvestment plan from the prior quarter and proceeds from the sale of assets. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (2)
April 1, 2016 through June 30, 2016	(1)	1,275,123	$5.85	1,275,123	—
Total		1,275,123		1,275,123

(1)	All shares were redeemed on April 1, 2016.

(2)	On May 31, 2016, our board of directors voted to suspend indefinitely our dividend reinvestment plan effective as of June 30, 2016.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

August 15, 2016	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

August 15, 2016	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.		Description
2.1
Plan of Complete Liquidation and Dissolution of Hines Real Estate Investment Trust, Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K on June 30, 2016 and incorporated by reference herein).

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

10.1	*	Agreement of Sale and Purchase, dated as of May 9, 2016, by and between Hines REIT 2200 Ross Avenue LP and Fortis Property Group, LLC.
10.2	*	Reinstatement of and First Amendment to Agreement of Sale and Purchase, dated as of May 26, 2016, by and between Hines REIT 2200 Ross Avenue LP and Fortis Property Group, LLC.
10.3	*	Agreement of Sale and Purchase, dated as of May 27, 2016, by and between Hines REIT 321 North Clark LLC and Diversified 321 North Clark LLC.
10.4	*	Agreement of Sale and Purchase, dated as of June 24, 2016, by and between HR Venture Properties I LLC and New Market Properties, LLC.
10.5	*	Agreement of Sale and Purchase, dated as of June 24, 2016, by and between HR Venture Properties I LLC and HR Parkland LLC and New Market Properties, LLC.
10.6	*	Agreement of Sale and Purchase, dated as of June 24, 2016, by and between HR Venture Properties I LLC and HR Thompson Bridge LLC and New Market Properties, LLC.
10.7	*	Agreement of Sale and Purchase, dated as of June 24, 2016, by and between HR Heritage Station LLC and New Market Properties, LLC.
10.8
The Agreement of Sale and Purchase, dated as of June 29, 2016, by and between Hines REIT 5th and Bell LLC, a Delaware limited liability company, Hines REIT Daytona Campus LLC, a Delaware limited liability company, Hines REIT Laguna Campus LLC, a Delaware limited liability company, Hines REIT 2851 Junction Ave LP, a Delaware limited partnership, Hines REIT Watergate LP, a Delaware limited partnership, Hines REIT 1900/2000 Alameda De Las Pulgas LLC, a Delaware limited liability company, Hines REIT West La Portfolio LP, a Delaware limited partnership, and solely for the limited purposes set forth therein, Hines Real Estate Investment Trust, Inc., a Maryland corporation, and BRE Hydra Property Owner LLC (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K on June 30, 2016 and incorporated by reference herein).

31.1	*	Certification.
31.2	*	Certification.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101	*
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 15, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith