Form 10-Q
period 2016-09-30
HINES REAL ESTATE INVESTMENT TRUST INC
filed 2016-11-14
CIK 1262959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes ☐   No ☒
As of November 4, 2016, 221.6 million shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(In thousands, except per share amounts)
ASSETS:
Investment property, net	$—	$1,698,456
Investments in unconsolidated entities	77,451	100,455
Cash and cash equivalents	101,456	69,743
Restricted cash	—	1,288
Distributions receivable	1,382	1,757
Tenant and other receivables, net	—	41,025
Intangible lease assets, net	—	124,265
Deferred leasing costs, net	—	143,656
Deferred financing costs, net	—	519
Other assets	—	2,567
Assets held for sale	1,238,542	—
TOTAL ASSETS	$1,418,831	$2,183,731

LIABILITIES:
Accounts payable and accrued expenses	$—	$58,828
Due to affiliates	3,438	4,501
Intangible lease liabilities, net	—	29,699
Other liabilities	—	16,603
Interest rate swap contracts	—	17,448
Participation interest liability	133,942	126,637
Distributions payable	—	15,219
Notes payable, net	—	852,245
Liabilities associated with assets held for sale	62,121	—
Total liabilities	199,501	1,121,180

Commitments and contingencies (Note 12)	—	—

EQUITY:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized, 221,632 and 222,510 common shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	223	223
Additional paid-in capital	2,104,456	2,101,105
Accumulated distributions in excess of earnings	(884,152)	(1,037,548)
Accumulated other comprehensive income (loss)	(1,197)	(1,229)
Total stockholders’ equity	1,219,330	1,062,551
Noncontrolling interests	—	—
Total equity	1,219,330	1,062,551
TOTAL LIABILITIES AND EQUITY	$1,418,831	$2,183,731

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2016 and 2015
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$37,957	$49,844	$130,515	$149,917
Other revenue	4,162	5,361	13,980	14,828
Total revenues	42,119	55,205	144,495	164,745
Expenses:
Property operating expenses	10,378	14,994	37,997	45,256
Real property taxes	2,914	7,623	19,207	23,093
Property management fees	1,003	1,365	3,614	4,246
Depreciation and amortization	—	21,491	38,190	66,782
Acquisition related expenses	—	39	—	639
Asset management and acquisition fees	6,542	11,064	21,106	28,192
General and administrative	2,101	1,648	5,346	5,078
Transaction expenses	928	—	4,391	—
Impairment losses	6,909	16,033	30,372	16,033
Total expenses	30,775	74,257	160,223	189,319
Operating income (loss)	11,344	(19,052)	(15,728)	(24,574)
Other income (expenses):
Gain (loss) on derivative instruments, net	3,913	3,922	12,311	11,449
Gain (loss) on settlement of debt	(380)	—	(978)	—
Equity in earnings (losses) of unconsolidated entities, net	(7,874)	(5,297)	(830)	27,703
Gain (loss) on sale of real estate investments, net	173,344	20,711	209,774	50,094
Interest expense	(4,380)	(9,397)	(21,202)	(28,717)
Interest income	62	12	125	33
Income (loss) from continuing operations before benefit (provision) for income taxes	176,029	(9,101)	183,472	35,988
Benefit (provision) for income taxes	43	(59)	(33)	(171)
Income (loss) from continuing operations	176,072	(9,160)	183,439	35,817
Income (loss) from discontinued operations, net of taxes	(7)	(4)	(22)	(165)
Net income (loss)	176,065	(9,164)	183,417	35,652
Less: Net (income) attributable to noncontrolling interests	—	(75)	(149)	(224)
Net income (loss) attributable to common stockholders	$176,065	$(9,239)	$183,268	$35,428
Basic and diluted income (loss) per common share	$0.79	$(0.04)	$0.83	$0.16
Distributions declared per common share	$—	$0.07	$0.13	$0.20
Weighted average number of common shares outstanding	221,632	223,004	221,790	223,658

Net comprehensive income (loss):
Net income (loss)	$176,065	$(9,164)	$183,417	$35,652
Other comprehensive income (loss):
Foreign currency translation adjustment	(128)	(204)	32	(364)
Net comprehensive income (loss)	175,937	(9,368)	183,449	35,288
Net comprehensive (income) loss attributable to noncontrolling interests	—	(75)	(149)	(224)
Net comprehensive income (loss) attributable to common stockholders	$175,937	$(9,443)	$183,300	$35,064

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(UNAUDITED)
(In thousands)

	Hines Real Estate Investment Trust, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2016	222,510	$223	$2,101,105	$(1,037,548)	$(1,229)	$1,062,551	$—
Issuance of common shares	1,617	2	10,863	—	—	10,865	—
Redemption of common shares	(2,495)	(2)	(7,464)	—	—	(7,466)	—
Distributions declared	—	—	—	(29,872)	—	(29,872)	(149)
Other offering costs, net	—	—	(48)	—	—	(48)	—
Net income (loss)	—	—	—	183,268	—	183,268	149
Foreign currency translation adjustment	—	—	—	—	32	32	—
BALANCE, September 30, 2016	221,632	$223	$2,104,456	$(884,152)	$(1,197)	$1,219,330	$—

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
BALANCE, January 1, 2015	225,207	$225	$2,110,537	$(1,020,134)	$(790)	$1,089,838	$—
Issuance of common shares	2,547	3	16,522	—	—	16,525	—
Redemption of common shares	(4,750)	(5)	(24,196)	—	—	(24,201)	—
Distributions declared	—	—	—	(45,168)	—	(45,168)	(224)
Other offering costs, net	—	—	(19)	—	—	(19)	—
Net income (loss)	—	—	—	35,428	—	35,428	224
Foreign currency translation adjustment	—	—	—	—	(364)	(364)	—
BALANCE, September 30, 2015	223,004	$223	$2,102,844	$(1,029,874)	$(1,154)	$1,072,039	$—

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$183,417	$35,652
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	50,089	79,143
(Gain) loss on sale of real estate investments	(209,774)	(50,094)
(Gain) loss on settlement of debt	978	—
Impairment losses	30,372	16,033
Equity in (earnings) losses of unconsolidated entities, net	830	(27,703)
Distributions received from unconsolidated entities	—	27,703
Other losses, net	113	113
(Gain) loss on derivative instruments, net	(12,311)	(11,449)
Net change in operating accounts	(39,762)	(24,954)
Net cash provided by operating activities	3,952	44,444
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from unconsolidated entities in excess of equity in earnings	22,548	53,361
Investments in acquired properties and lease intangibles	—	(270,306)
Capital expenditures at operating properties	(3,602)	(9,639)
Proceeds from sale of real estate investments	916,187	231,486
Change in restricted cash	(1,380)	1,250
Net cash provided by (used in) investing activities	933,753	6,152
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in security deposits	2,733	355
Redemption of common shares	(14,615)	(26,892)
Payments of offering costs	(52)	(28)
Distributions paid to stockholders and noncontrolling interests	(34,487)	(29,131)
Proceeds from notes payable	280,600	298,000
Payments on notes payable	(1,134,040)	(298,231)
Payments on settlement of debt and derivative instruments	(6,115)	—
Additions to deferred financing costs	(125)	(257)
Net cash (used in) provided by financing activities	(906,101)	(56,184)
Effect of exchange rate changes on cash	109	(337)
Net change in cash and cash equivalents	31,713	(5,925)
Cash and cash equivalents, beginning of period	69,743	56,821
Cash and cash equivalents, end of period	$101,456	$50,896

See notes to the condensed consolidated financial statements.

HINES REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015
(UNAUDITED)

1.  Organization

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2015 included in Hines Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Real Estate Investment Trust, Inc. as of September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Hines REIT has raised approximately $2.7 billion through public offerings of its common stock, including shares of its common stock offered pursuant to its dividend reinvestment plan, since Hines REIT commenced its initial public offering in June 2004.  The Company commenced a $150.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2010, which closed on June 30, 2012, immediately prior to the commencement of the Company’s subsequent $300.0 million offering of shares of its common stock under its dividend reinvestment plan on July 1, 2012. The Company refers to both offerings of shares under its dividend reinvestment plan collectively as the “DRP Offering.” From inception of the DRP Offering through September 30, 2016, Hines REIT received gross offering proceeds of $214.7 million from the sale of 28.2 million shares through the DRP Offering. On May 31, 2016, the Company’s board of directors voted to suspend indefinitely the Company’s dividend reinvestment plan effective as of June 30, 2016.

Hines REIT contributed all net proceeds from its public offerings to the Operating Partnership in exchange for partnership units in the Operating Partnership. As of September 30, 2016 and December 31, 2015, Hines REIT owned a 91.1% and 91.8% general partner interest, respectively, in the Operating Partnership. Hines 2005 VS I LP, an affiliate of Hines, owned a 0.5% limited partnership interest in the Operating Partnership as of both September 30, 2016 and December 31, 2015. In addition, another affiliate of Hines, HALP Associates Limited Partnership (“HALP”), owned an 8.4% and 7.7% profits interest (the “Participation Interest”) in the Operating Partnership as of September 30, 2016 and December 31, 2015, respectively.

The Company has concentrated its efforts on actively managing its assets and exploring a variety of strategic opportunities focused on enhancing the composition of its portfolio and its total return potential for its stockholders. On June 29, 2016, in connection with a review of potential strategic alternatives available to the Company, the Company’s board of directors determined that it is in the best interest of the Company and its stockholders to sell all or substantially all of the Company’s properties and assets and liquidate and dissolve pursuant to a plan of liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the liquidation is to seek to maximize stockholder value by liquidating the Company’s assets and distributing the net proceeds of the liquidation to the holders of the Company’s common stock. As part of the Plan of Liquidation, the Company and certain of its affiliates have entered into an Agreement of Sale and Purchase, dated as of June 29, 2016, with BRE Hydra Property Owner LLC (“Purchaser” and such agreement, the “West Coast Asset Agreement”) to sell to Purchaser, an affiliate of Blackstone Real Estate Partners VIII L.P., for a purchase price of $1.162 billion, the following seven properties of the Company: Howard Hughes Center in Los Angeles, California, Laguna Buildings in Redmond, Washington, 2100 Powell in Emeryville, California, 1900 and 2000 Alameda in San Mateo, California, Daytona Buildings in Redmond, Washington, 5th and Bell in Seattle, Washington and 2851 Junction Avenue in San Jose, California (collectively, the “West

Coast Assets”, and such transaction the “West Coast Asset Sale”). As required by Maryland law and the Company’s charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of the Company’s common stock outstanding and entitled to vote thereon at the Company’s annual meeting of shareholders held on November 7, 2016. The West Coast Asset Sale closed thereafter on November 10, 2016. If the sale of all or substantially all of the Company’s assets is completed as expected, the Company expects to make one or more liquidating distributions to its stockholders during the period of the liquidation process and expects to make the first of these liquidating distributions to its stockholders prior to December 31, 2016. There can be no assurances regarding the amounts of any distributions or the timing thereof.

Directly-owned and Indirectly-owned Properties

As of September 30, 2016, the Company owned direct and indirect investments in 14 properties. These properties consisted of 13 U.S. office properties and one grocery-anchored shopping center. See Note 3 — Real Estate Investments — Property Sales for more information. As of September 30, 2016, the directly-owned assets were classified as held for sale. See Note 2 — Summary of Significant Accounting Policies — Assets Held for Sale and Associated Liabilities Held for Sale for additional information.

The Company made investments directly through entities that are wholly-owned by the Operating Partnership, or indirectly through other entities, such as through its investment in Hines US Core Office Fund LP (the “Core Fund”) in which it owned a 28.8% non-managing general partner interest as of both September 30, 2016 and December 31, 2015. The Company accounts for its investment in the Core Fund using the equity method of accounting.

Unconsolidated VIEs

The Company has a non-managing general partner interest of 28.8% in the Core Fund. The Core Fund was determined to be a variable interest entity (“VIE”) in which the Company was determined not to be the primary beneficiary since the managing general partner has the ability to direct the activities that significantly impact the economic performance of the VIE. The Company’s maximum loss exposure is expected to change in future periods as a result of additional contributions made. Other than the initial capital contributions provided by the Company, the Company has not provided any additional subordinated financial support. See Note 5 — Investments in Unconsolidated Entities for information regarding the activity of the Company’s unconsolidated entities as of September 30, 2016 and 2015.

The table below summarizes the Company’s maximum loss exposure related to its investment in the unconsolidated VIE as of September 30, 2016 and December 31, 2015, which is equal to the carrying value of its investment in the unconsolidated VIE included in the balance sheet line item “Investment in unconsolidated entities” as of September 30, 2016 and December 31, 2015 (in thousands).

Period	Investment in Unconsolidated VIEs	(1)	Maximum Risk of Loss	(1)
September 30, 2016	$77,451		$77,451
December 31, 2015	$100,455		$100,455

(1)	Represents the Company’s contributions, net of distributions, made to its VIEs, as well as the Company’s share of equity in earnings (losses) on the investment as of the date indicated.

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

The Company’s investments in partially-owned real estate joint ventures and partnerships are reviewed for impairment periodically. The Company will record an impairment charge if it determines that a decline in the value of an investment below its carrying value is other than temporary.  The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery.  Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investment in the Core Fund for the three and nine months ended September 30, 2016 and 2015. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s remaining investment in the Core Fund, impairment charges may be recorded in future periods.

International Operations

In addition to its properties in the United States, the Company has owned investments in Canada and Brazil, although the Company no longer owns any operating investments outside the United States as of September 30, 2016. Accumulated other comprehensive income (loss) as of September 30, 2016 is related to the remaining non-operating net assets of the disposed directly-owned properties in Brazil and Canada.

Assets Held for Sale and Associated Liabilities Held for Sale

In June 2016, the Company’s board of directors approved the Plan of Liquidation. In addition, as of September 30, 2016, all of the Company’s directly-held properties were under contract to sell, except for a property which was being marketed for sale as of that date and now is sold as of the date of this filing. The Company determined that the West Coast Assets were a disposal group, as they were under contract to sell in one transaction to the same buyer.  Accordingly, as of September 30, 2016, the Company determined that all of its directly-owned properties and their related assets and associated liabilities were classified as held for sale as of September 30, 2016. At December 31, 2015, no assets were classified as held for sale by the Company.

As of September 30, 2016, assets held for sale consisted of the following (in thousands):

September 30, 2016
Investment property, net	$1,060,608
Restricted cash	2,668
Tenant and other receivables, net	18,967
Intangible lease assets, net	77,978
Deferred leasing costs, net	75,579
Deferred financing costs, net	312
Other assets	2,430
Total assets held for sale	$1,238,542

As of September 30, 2016, liabilities associated with assets held for sale consisted of the following (in thousands):

September 30, 2016
Accounts payable and accrued expenses	$33,857
Intangible lease liabilities, net	13,124
Other liabilities	15,140
Total liabilities associated with assets held for sale	$62,121

As of June 30, 2016, the Company determined that all of its directly-owned properties were classified as held for sale, therefore, no depreciation and amortization were recorded on these assets for the three months ended September 30, 2016.

Impairment of Investment Property

Real estate assets are reviewed for impairment in each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected cash flows of each property on an undiscounted basis to the carrying amount of such property. If undiscounted cash flows are less than the carrying amount, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. As of September 30, 2016, all assets are held for sale and impairment is assessed by comparing the carrying amount of the long-lived asset or disposal group, as applicable, to the fair value less cost to sell. If the carrying amount is greater than the fair value less cost to sell, the asset value is considered impaired, and the carrying amount is written down to the fair value less cost to sell.  See Note 13 — Fair Value Disclosures for additional information regarding the Company’s policy for determining fair values of its investment properties.

For the three months ended September 30, 2016, the Company determined that three of its directly-owned properties located in Dallas, Texas, Houston, Texas and Bellevue, Washington were impaired because such assets were classified as held for sale and their carrying values exceeded their fair values less cost to sell primarily due to reduced purchase price or increased closing costs. As a result, impairment losses were recorded related to those properties of $6.9 million for the three months ended September 30, 2016. The property located in Dallas, Texas was sold in August 2016. See Note 3 — Real Estate Investments — Property Sales for more information. Additionally, for the nine months ended September 30, 2016, the Company recorded impairment losses of $30.4 million on four of its directly-owned properties located in Melville, New York, Dallas, Texas, Houston, Texas and Bellevue, Washington because such assets were classified as held for sale and their carrying values exceeded their fair values less cost to sell. For the three and nine months ended September 30, 2015, the Company determined that two of its directly-owned properties located in Dallas, Texas and Melville, New York were impaired since the projected undiscounted cash flows for these properties were less than their carrying values. As a result, impairment losses of $16.0 million were recorded related to those properties for the three and nine months ended September 30, 2015.

During the three months ended September 30, 2016, impairment losses of $30.6 million were recorded related to two of the Company's indirectly-owned properties located in Phoenix, Arizona and Woodland Hills, California. During the nine months ended September 30, 2016, impairment losses of $66.6 million were recorded related to three of the Company’s indirectly-owned properties located in Phoenix, Arizona, Sacramento, California and Woodland Hills, California. During the three and nine months ended September 30, 2015, impairment losses of $16.7 million and $38.8 million were recorded related to one of the Company’s indirectly-owned properties located in Richmond, Virginia. The property located in Richmond, Virginia was sold in December 2015. See Note 5 — Investments in Unconsolidated Entities for additional information.

Tenant and Other Receivables

Receivable balances outstanding consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the table above describing assets held for sale, net of allowance for doubtful accounts of $1.2 million at September 30, 2016. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $4.1 million at December 31, 2015.

Deferred Leasing Costs

As of June 30, 2016, the Company determined that all of its directly-owned properties were classified as held for sale, therefore, no depreciation and amortization were recorded on these assets for the three months ended September 30, 2016.

Tenant inducement amortization was $4.2 million for the three months ended September 30, 2015 and was recorded as an offset to rental revenue. In addition, the Company recorded $1.3 million as amortization expense related to other direct leasing costs for the three months ended September 30, 2015.

Tenant inducement amortization was $10.7 million and $12.2 million for the nine months ended September 30, 2016 and 2015, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $3.2 million and $3.9 million as amortization expense related to other direct leasing costs for the nine months ended September 30, 2016 and 2015, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction to the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs were $0.3 million and $1.7 million as of September 30, 2016 and December 31, 2015, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended September 30, 2016 and 2015, $0.7 million and $0.5 million, respectively, of deferred financing costs were amortized into interest expense in the accompanying consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, $1.5 million and $1.7 million, respectively, of deferred financing costs were amortized into interest expense in the accompanying consolidated statements of operations.

Other Assets

Other assets included the following (in thousands):

	September 30, 2016	(1)	December 31, 2015
Prepaid insurance	$943		$663
Prepaid taxes	227		547
Other	1,260		1,357
Total	$2,430		$2,567

(1)    As of September 30, 2016, these amounts were classified as held for sale.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of September 30, 2016, the Company recorded liabilities of $6.3 million related to prepaid rental payments which were included in other liabilities in the table above describing liabilities associated with assets held for sale. As of December 31, 2015, the Company recorded liabilities of $8.5 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $16.2 million and $36.9 million as of September 30, 2016 and December 31, 2015, respectively.

Redemption of Common Stock

Prior to its suspension as described below, the Company’s share redemption program generally limited the funds available for redemption to the amount of proceeds received from the Company’s dividend reinvestment plan in the prior quarter. The board of directors determined to waive this limitation of the share redemption program and fully honor all eligible requests received for the three months ended March 31, 2016, totaling $7.5 million, which amount was in excess of the $5.4 million received from the issuance of shares pursuant to the dividend reinvestment plan in the prior quarter. The board of directors determined to waive the limitation on the share redemption program and fully honor all eligible requests received for the year ended December 31, 2015, totaling $31.4 million, which was in excess of the $21.9 million received from the dividend reinvestment plan in the prior quarters.

The Company has recorded liabilities of $7.1 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of December 31, 2015, related to shares that were tendered for redemption and approved by the board of directors but were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity based on a redemption price of $5.45 per share for ordinary share redemption requests and $6.50 per share for redemption requests in connection with the death or disability of a stockholder made during the first three quarters of 2015 and $6.65 per share for redemption requests in connection with the death or disability of a stockholder made during the fourth quarter of 2015 and first quarter of 2016. On May 31, 2016, the Company’s board of directors determined to suspend indefinitely the Company’s share redemption program, effective as of June 30, 2016. No liabilities related to the Company’s share redemption program were recorded in accounts payable and accrued expenses in the liabilities associated with assets held for sale as of September 30, 2016.

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

In August 2016, the FASB issued amendments to the Codification to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows.  The amendments in the ASU are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017 and for all other entities for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019 and early adoption is permitted.  The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

3.  Real Estate Investments

Investment property consisted of the following (in thousands):

	September 30, 2016	(1)	December 31, 2015
Buildings and improvements	$831,641		$1,427,955
Less: accumulated depreciation	(96,866)		(167,200)
Buildings and improvements, net	734,775		1,260,755
Land	325,833		437,701
Investment property, net	$1,060,608		$1,698,456

(1)    As of September 30, 2016, these amounts were classified as held for sale.

Property Sales

In April 2016, the Company sold 1515 S. Street, an office building located in Sacramento, California. The sales price for 1515 S. Street was $68.5 million. The Company originally acquired 1515 S. Street in November 2005 for a purchase price of $66.6 million. The Company recognized a gain on sale of this asset of $12.4 million, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016.

In May 2016, the Company sold 345 Inverness Drive and Arapahoe Business Park, two office buildings located in Denver, Colorado. The sales price for 345 Inverness Drive and Arapahoe Business Park was $78.5 million. The Company originally acquired 345 Inverness Drive and Arapahoe Business Park in December 2008 for a purchase price of $66.5 million. The Company recognized a gain on sale of this asset of $23.0 million, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016.

In June 2016, the Company entered into a contract to sell 3 Huntington Quadrangle, an office building located in Melville, New York. The sales price for 3 Huntington Quadrangle is expected to be approximately $35.8 million, exclusive of transaction costs and closing prorations. The Company originally acquired 3 Huntington Quadrangle in July 2007 for a purchase price of $87.0 million. Although the Company expects the closing of this sale to occur during the fourth quarter of 2016, there can be no assurances as to if or when this sale will be completed.

In July 2016, the Company sold 3400 Data Drive, an office building located in Rancho Cordova, California. The sales price for 3400 Data Drive was $26.0 million. The Company acquired 3400 Data Drive in November 2006 for a purchase price of $32.8 million. The Company recognized a gain on sale of this asset of $2.0 million, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016.

In August 2016, the Company sold JPMorgan Chase Tower, an office building located in Dallas, Texas. The sales price for JPMorgan Chase Tower was $273.0 million. The Company acquired JPMorgan Chase Tower in November 2007 for a purchase price of $289.6 million.

In August 2016, the Company sold seven of the Grocery-Anchored Portfolio properties, exclusive of Champions Village, for an aggregate sales price of $158.0 million. The Grocery-Anchored Portfolio consists of eight grocery-anchored shopping centers that were acquired in January 2014 for $178.2 million in aggregate. The Company recognized a gain on sale of seven of the Grocery-Anchored Portfolio properties of $42.7 million, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016.

In August 2016, the Company sold 321 North Clark, an office building located in Chicago, Illinois. The sales price for 321 North Clark was $340.1 million. The Company acquired 321 North Clark in April 2006 for a purchase price of $247.3 million. The Company recognized a gain on sale of this asset of $128.7 million, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016.

Additionally, the Company sold Champions Village in October 2016 and the West Coast Assets and Civica Office Commons in November 2016. See Note 15 — Subsequent Events for information regarding each of these sales.

Lease Intangibles

As of September 30, 2016, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles, Held for Sale
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$154,743	$20,551	$25,363
Less: accumulated amortization	(82,566)	(14,750)	(12,239)
Net	$72,177	$5,801	$13,124

As of December 31, 2015, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
Cost	$238,176	$35,158	$50,798
Less: accumulated amortization	(124,891)	(24,178)	(21,099)
Net	$113,285	$10,980	$29,699

As of June 30, 2016, the Company determined that all of its directly-owned properties were classified as held for sale, therefore, no depreciation and amortization were recorded on these assets for the three months ended September 30, 2016.

Amortization expense of in-place leases was $10.2 million for the three months ended September 30, 2015 and amortization of out-of-market leases, net, increased rental revenue by $0.6 million. Amortization expense of in-place leases was $15.8 million and $32.8 million for the nine months ended September 30, 2016 and 2015, respectively, and amortization of out-of-market leases, net, increased rental revenue by $0.7 million and $1.8 million, respectively.

Leases

In connection with its directly-owned properties, the Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2016, the approximate fixed future minimum rentals for the period from October 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through 2020 and thereafter are as follows (in thousands):

	Fixed Future Minimum Rentals	(1)
October 1, 2016 through December 31, 2016	$25,769
2017	102,014
2018	89,441
2019	73,681
2020	63,491
Thereafter	187,309
Total	$541,705

(1)    As of September 30, 2016, these amounts were related to assets classified as held for sale.

During the nine months ended September 30, 2016 and 2015, the Company did not earn more than 10% of its revenue from any individual tenant.

4. Recent Acquisitions of Real Estate

The Company did not make any property acquisitions during the three and nine months ended September 30, 2016. For the year ended December 31, 2015, the Company acquired the assets and assumed certain liabilities of two real estate operating properties located in the United States, for an aggregate net purchase price of $292.4 million.

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

5.   Investments in Unconsolidated Entities

As of September 30, 2016 and December 31, 2015, the Company owned indirect investments in 4 and 6 properties, respectively, through its interest in the Core Fund. The Company has determined that the Core Fund is considered to be a VIE. See Note 1 — Organization — Unconsolidated VIEs for additional information.

The table below presents the activity of the Company’s unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$86,707	$146,803	$100,455	$187,668
Distributions declared	(1,382)	(2,275)	(22,174)	(76,140)
Equity in earnings (losses)	(7,874)	(5,297)	(830)	27,703
Ending balance	$77,451	$139,231	$77,451	$139,231

Condensed financial information for the Core Fund is summarized as follows (in thousands):

Condensed Consolidated Balance Sheets for the Core Fund

	September 30, 2016	December 31, 2015
ASSETS
Cash	$45,547	$45,471
Investment property, net	—	905,229
Other assets	257	214,238
Assets held for sale	857,041	—
Total Assets	$902,845	$1,164,938

LIABILITIES AND EQUITY
Debt, net	$—	$636,239
Other liabilities	8,907	73,401
Redeemable noncontrolling interests	101,315	124,413
Liabilities associated with assets held for sale	534,405	—
Equity	258,218	330,885
Total Liabilities and Equity	$902,845	$1,164,938

As of September 30, 2016, the Core Fund assets were classified as held for sale.

The Core Fund sold two properties during each of the nine months ended September 30, 2016 and 2015, which is reflected in the table below (in thousands).

Condensed Consolidated Statements of Operations for the Core Fund

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Total revenues	$21,438	$38,470	$65,771	$124,199
Total expenses	55,107	59,277	144,413	174,912
Gain (loss) on sale of real estate investments	—	902	73,544	168,504
Net income (loss)	(33,669)	(19,905)	(5,098)	117,791
Less (income) loss allocated to noncontrolling interests	8,905	3,453	9,430	(17,626)
Net income (loss) attributable to parent	$(24,764)	$(16,452)	$4,332	$100,165

The following discusses items of significance for the periods presented for the Company’s equity method investments:

In January 2016, the Core Fund sold The Carillon Building for a sales price of $147.0 million. The Carillon Building was acquired in July 2007 for a purchase price of $140.0 million. As a result of the sale of The Carillon Building, the Core Fund recorded a gain on sale of $58.8 million. As a result of the sale, the Company recognized a gain on sale of $14.4 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016.

In March 2016, the Core Fund sold 525 B Street for a sales price of $122.0 million. 525 B Street was acquired in August 2005 for a purchase price of $116.3 million. As a result of the sale of 525 B Street, the Core Fund recorded a gain on sale of $14.8 million. As a result of the sale, the Company recognized a gain on sale of $3.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016.

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

For the three months ended September 30, 2016, the Core Fund recorded impairment losses of $30.6 million on Renaissance Square in Phoenix, Arizona and Warner Center in Woodland Hills, California since such long-lived assets had carrying values that exceeded their fair values based on a purchase and sale agreement or third-party guidance received during its marketing process. For the nine months ended September 30, 2016, the Core Fund recorded impairment losses of $66.6 million on Renaissance Square in Phoenix, Arizona, Wells Fargo Center in Sacramento, California and Warner Center in Woodland Hills, California since such long-lived assets had carrying values that exceeded their fair values based on a purchase and sale agreement or third-party guidance received during its marketing process. For the three and nine months ended September 30, 2015, the Core Fund recorded impairment losses of $16.7 million and $38.8 million, respectively, on Riverfront Plaza in Richmond, Virginia due to deterioration of market conditions. Riverfront Plaza was sold in December 2015.

As of November 14, 2016, two of the four Core Fund properties that were remaining as of September 30, 2016 had been sold, and one property was under contract to sell and one property was being marketed for sale. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary for additional information.

6.  Debt Financing

As of December 31, 2015, the Company had $853.4 million of debt outstanding with a weighted average years to maturity of 1.1 years and a weighted average interest rate of 3.9%. As of September 30, 2016, the Company does not have any outstanding notes payable balances. The following table includes all of the Company’s outstanding notes payable balances as of September 30, 2016 and December 31, 2015 (in thousands, except interest rates):

Description	Maturity Date	Interest Rate Description	Interest Rate as of September 30, 2016	Principal Outstanding at September 30, 2016	(1)	Principal Outstanding at December 31, 2015
SECURED MORTGAGE DEBT
1515 S. Street (2)	9/1/2016	N/A	N/A	$—		$36,618
345 Inverness Drive (3)	12/11/2016	N/A	N/A	—		14,224
JPMorgan Chase Tower (4)	2/1/2017	N/A	N/A	—		149,542
Thompson Bridge Commons (5)	3/1/2018	N/A	N/A	—		4,959
DEUTSCHE BANK POOLED MORTGAGE FACILITY (6)
321 North Clark, 1900 and 2000 Alameda (7)	8/1/2016	N/A	N/A	—		169,697
3400 Data Drive, 2100 Powell (8) (9)	1/23/2017	N/A	N/A	—		98,000
Daytona and Laguna Buildings (9)	5/2/2017	N/A	N/A	—		119,000
OTHER NOTES PAYABLE
JPMorgan Chase Revolving Credit Facility - Revolving Loan (10)	4/1/2017	Variable	2.13%	—		61,400
JPMorgan Chase Revolving Credit Facility - Term Loan (10)	4/1/2018	N/A	N/A	—		200,000
TOTAL PRINCIPAL OUTSTANDING				—		853,440
Unamortized Premium/ (Discount) (11)				—		(6)
Unamortized Deferred Financing Fees				—		(1,189)
NOTES PAYABLE				$—		$852,245

(1)	As of September 30, 2016, these amounts were classified as held for sale.

(2)	In April 2016, the Company sold 1515 S. Street and paid off the 1515 S. Street secured mortgage loan with proceeds from the sale. The Company also incurred a prepayment penalty of $0.1 million.

(3)	In May 2016, the Company sold 345 Inverness Drive and paid off the 345 Inverness Drive secured mortgage loan. The Company also incurred a prepayment penalty of $0.5 million.

(4)
In January 2016, the Company made a payment of $100.0 million to pay down the JPMorgan Chase Tower secured mortgage debt. Also, in January 2016, the maturity date of the remaining loan balance was extended for an additional year to February 1, 2017. In August, the Company sold JPMorgan Chase Tower and paid off the JPMorgan Chase Tower secured mortgage loan with proceeds from the sale.

(5)
In August 2016, the Company sold Thompson Bridge Commons and paid off the Thompson Bridge Commons secured mortgage loan with proceeds from the sale. The Company also incurred a prepayment penalty of $0.4 million.

(6)
In December 2015, HSH Nordbank sold its interest in the HSH Credit Facility and its related swap agreements to Deutsche Bank AG, New York Branch (“Deutsche Bank”). No other terms or conditions of the credit facility were changed.

(7)	In August 2016, the Company paid off the outstanding debt balance with Deutsche Bank related to 321 North Clark and 1900 and 2000 Alameda.

(8)	In July 2016, the Company sold 3400 Data Drive and paid off the outstanding debt balance of $18.1 million with Deutsche Bank related to 3400 Data Drive.

(9)	In August 2016, the Company paid off the outstanding debt balance with Deutsche Bank related to 2100 Powell, Daytona and Laguna Buildings.

(10)
During the nine months ended September 30, 2016, the Company borrowed $280.6 million under the JPMorgan Chase Revolving Credit Facility - Revolving Loan. In addition, the Company made a payment of $225.0 million to fully pay down the balance on the JPMorgan Chase Revolving Credit Facility - Revolving Loan with proceeds from the sales of JPMorgan Chase Tower and seven of the Grocery-Anchored Portfolio properties. Further, the Company also made a payment of $200.0 million to fully pay down the balance on the JPMorgan Chase Revolving Credit Facility - Term Loan. Of the $200.0 million, $132.0 million were proceeds from the sale of seven of the Grocery-Anchored Portfolio properties and $68.0 million were proceeds from the sale of 321 North Clark.

(11)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

The Company is not aware of any instances of noncompliance with financial covenants as of September 30, 2016.

7.  Derivative Instruments

The Company had several interest rate swap transactions with Deutsche Bank, who purchased the interest in the swaps from HSH Nordbank in December 2015. These swap transactions were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings under the Deutsche Bank Credit Facility. The Company had not designated any of its derivative instruments as hedging instruments for accounting purposes. The interest rate swaps had been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets and changes in the fair value were recorded in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations. As of September 30, 2016, the Company has terminated all of its interest rate swap contracts in connection with payment of all of its outstanding debt obligations related to such interest rate swap contracts.

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Liabilities — Interest rate swap contracts” on the Company’s condensed consolidated balance sheets as of December 31, 2015 (in thousands):

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	September 30, 2016	December 31, 2015
Interest rate swap contracts	$—	$17,448
Total derivatives	$—	$17,448

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) on interest rate swap, net	$3,913	$3,922	$12,311	$11,449
Total	$3,913	$3,922	$12,311	$11,449

8.  Distributions

With the authorization of its board of directors, the Company declared distributions for the period from January 2015 through June 2016. These distributions were calculated based on stockholders of record each day during this period in an amount equal to $0.00073973 per share, per day and were paid on the first day of the month following the fiscal quarter in cash, or, with respect to distributions paid for the three months ended March 31, 2016, reinvested in stock for those participating in the Company’s dividend reinvestment plan. On May 31, 2016, the Company’s board of directors voted to suspend indefinitely the Company’s dividend reinvestment plan effective as of June 30, 2016. Accordingly, all distributions for the three months ended June 30, 2016 were paid in cash. In connection with the Plan of Liquidation, the Company determined to cease paying regular quarterly distributions after the payment of the distributions for the six months ended June 30, 2016.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters during 2016 and 2015, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s dividend reinvestment plan (in thousands).

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2016 (1)
September 30, 2016	$—	$—	$—	$—
June 30, 2016	14,920	—	14,920	74
March 31, 2016	9,626	5,326	14,952	75
Total	$24,546	$5,326	$29,872	$149

2015 (1)
December 31, 2015	$9,717	$5,426	$15,143	$75
September 30, 2015	9,731	5,445	15,176	76
June 30, 2015	9,645	5,416	15,061	74
March 31, 2015	9,507	5,424	14,931	74
Total	$38,600	$21,711	$60,311	$299

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

9.  Related Party Transactions

The table below outlines fees incurred and expense reimbursements payable to Hines and the Advisor for the three and nine months ended September 30, 2016 and 2015 and outstanding as of September 30, 2016 and December 31, 2015 (in thousands).

	Incurred				Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Type and Recipient	2016	2015	2016	2015	2016	2015
Participation Interest in the Operating Partnership – HALP Associates Limited Partnership (1)	$3,386	$7,652	$11,164	$17,358	$133,942	$126,637

Due to Affiliates
Acquisition Fee – the Advisor (2)	—	—	—	580	—	—
Asset Management Fee – the Advisor	3,156	3,412	9,942	10,254	1,022	1,131
Other – the Advisor	1,432	871	3,191	2,615	474	633
Property Management Fee – Hines	921	1,239	3,239	3,784	(63)	99
Leasing Fee – Hines	775	258	2,116	2,564	1,733	2,240
Tenant Construction Management Fees – Hines	157	80	212	105	9	—
Expense Reimbursements – Hines (with respect to management and operation of the Company’s properties)	1,725	2,822	7,286	8,744	263	398
Due to Affiliates					$3,438	$4,501

(1)
The Company recorded a liability related to the Participation Interest based on its estimated settlement value in the accompanying condensed consolidated balance sheets. This liability is remeasured at fair value based on the estimated per share NAV of the Company’s common stock most recently determined by the Company’s board of directors as of the date of each balance sheet plus any unpaid distributions. The Participation Interest liability as of September 30, 2016 is based on the Company’s expectation to distribute approximately $6.35 to $6.65 per share to its shareholders pursuant to the execution of the Plan of Liquidation, which the Company believes is the best estimate of fair value.

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

10. Changes in Assets and Liabilities

The effect of the changes in asset and liability accounts on cash flows from operating activities for the nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Change in other assets (1)	$864	$514
Change in tenant and other receivables, net (1)	(4,113)	(3,909)
Change in deferred leasing costs, net (1)	(38,224)	(47,274)
Change in accounts payable and accrued expenses (1)	(2,775)	13,605
Change in participation interest liability	7,305	13,971
Change in other liabilities (1)	(1,759)	(1,213)
Change in due to affiliates	(1,060)	(648)
Changes in assets and liabilities	$(39,762)	$(24,954)

(1)	As of September 30, 2016, these amounts were classified as held for sale.

11. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$21,074	$23,224
Cash paid for income taxes	$217	$327
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$—	$15,251
Distributions receivable	$1,382	$2,275
Distributions reinvested	$10,752	$16,413
Shares tendered for redemption	$—	$7,484
Noncash net assets (liabilities) acquired upon acquisition of property	$—	$(6,734)

12.  Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business and from time to time, the Company is also subject to other types of litigation. All of these matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements. See “Part II, Item 1. Legal Proceedings” for a description of a purported derivative and class action lawsuit filed against the Company, the Advisor and its owners, certain affiliated entities and current and former members of the Company’s board of directors.

13.  Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments

The Company records liabilities related to the fair values of its interest rate swap contracts. The valuation of these instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of the Company’s interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company did not have any interest rate swap contracts in effect as of September 30, 2016.

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

The following fair value hierarchy table sets forth the Company’s interest rate swaps which are measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2015 (in thousands).  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the accompanying condensed consolidated balance sheets. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes. See Note 7 — Derivative Instruments for information regarding derivative financial instruments as of September 30, 2016.

		Basis of Fair Value Measurements
Description	Fair Value	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015	$17,448	$—	$17,448	$—

Financial Instruments Fair Value Disclosures

Other Financial Instruments

As of September 30, 2016, the Company did not have any outstanding notes payable. As of December 31, 2015, management estimated that the fair value of notes payable, which had a carrying value (excluding any unamortized discount or premium and unamortized deferred financing fees) of $853.4 million, was $866.3 million. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, however the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2015, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant.  As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. For the nine months ended September 30, 2016, the Company determined that four of its directly-owned investments located in Melville, New York, Dallas, Texas, Houston, Texas and Bellevue, Washington, were impaired based on such long-lived assets having carrying values that exceeded their fair values less costs to sell based on the purchase and sale agreements and potential bids received during the nine month period. As of September 30, 2016, all of these directly-owned investments were classified as held for sale.

Additionally, for the year ended December 31, 2015, the Company determined that two of its directly-owned investments located in Dallas, Texas and Melville, New York were impaired since the projected undiscounted cash flows for each of these properties was less than each of their carrying values.

These changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for these investments. As a result, these assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, as of September 30, 2016 and December 31, 2015 (in thousands):

		Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
September 30, 2016	Investment properties	$265,200	$—	$265,200	$—	$27,488	(1)
December 31, 2015	Investment properties	$306,900	$—	$—	$306,900	$19,663

(1) Excludes impairment loss on disposed assets.

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

14.  Reportable Segments

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has three reportable segments: (1) office properties, (2) an industrial property and (3) retail properties. As of September 30, 2016, the office properties segment consisted of 9 office properties that the Company owned directly as well as 4 office properties that were owned indirectly through the Company’s investment in the Core Fund. The retail segment consisted of one grocery-anchored shopping center. The industrial property segment consisted of one industrial property located in Dallas, Texas, which was sold in April 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue
Office properties	$39,572	$50,534	$132,568	$150,233
Industrial property	—	—	—	936
Retail properties	2,547	4,671	11,927	13,576
Total revenue	$42,119	$55,205	$144,495	$164,745

Net property revenues in excess of expenses(1)
Office properties	$26,076	$27,942	$75,874	$82,087
Industrial property	—	—	(32)	487
Retail properties	1,748	3,281	7,835	9,576
Total segment net property revenues in excess of expenses	$27,824	$31,223	$83,677	$92,150

Equity in earnings (losses) of unconsolidated entities
Equity in earnings (losses) of office properties	$(7,874)	$(5,297)	$(830)	$27,703
Total equity in earnings (losses) of unconsolidated entities	$(7,874)	$(5,297)	$(830)	$27,703

(1)	Revenues less property operating expenses, real property taxes and property management fees.

Total assets	September 30, 2016	December 31, 2015
Office properties	$1,203,796	$1,853,435
Retail properties	54,012	185,850
Investment in unconsolidated entities
Office properties	77,451	100,455
Corporate-level accounts (1)	83,572	43,991
Total assets	$1,418,831	$2,183,731

(1)
This amount primarily consists of cash equivalents at the corporate level, including proceeds from the sale of the Company’s directly and indirectly-owned investments and distributions receivable from the Company’s investments in unconsolidated entities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation to net income (loss)
Total segment net property revenues in excess of expenses	$27,824	$31,223	$83,677	$92,150
Depreciation and amortization	—	(21,491)	(38,190)	(66,782)
Acquisition related expenses	—	(39)	—	(639)
Asset management and acquisition fees	(6,542)	(11,064)	(21,106)	(28,192)
General and administrative	(2,101)	(1,648)	(5,346)	(5,078)
Transaction expenses	(928)	—	(4,391)	—
Impairment losses	(6,909)	(16,033)	(30,372)	(16,033)
Gain (loss) on derivative instruments, net	3,913	3,922	12,311	11,449
Gain (loss) on settlement of debt	(380)	—	(978)	—
Equity in earnings (losses) of unconsolidated entities, net	(7,874)	(5,297)	(830)	27,703
Gain (loss) on sale of real estate investments, net	173,344	20,711	209,774	50,094
Interest expense	(4,380)	(9,397)	(21,202)	(28,717)
Interest income	62	12	125	33
Benefit (provision) for income taxes	43	(59)	(33)	(171)
Income (loss) from discontinued operations, net of taxes	(7)	(4)	(22)	(165)
Net income (loss)	$176,065	$(9,164)	$183,417	$35,652

15. Subsequent Events

Champions Village

In October 2016, the Company sold Champions Village for a sales price of $50.0 million to the same buyer that purchased seven of the Grocery-Anchored Portfolio properties in August 2016. The Grocery-Anchored Portfolio consisted of eight grocery-anchored shopping centers that were acquired in January 2014 for $178.2 million in aggregate. See Note 3 — Real Estate Investments — Property Sales for information regarding the sale of seven of the Grocery-Anchored Portfolio properties.

West Coast Assets

As described in Note 1 — Organization, in November 2016, the Company sold the West Coast Assets for an aggregate sales price of $1.162 billion. The Company originally acquired the West Coast Assets between June 2005 and May 2015 for a purchase price of $1.1 billion in aggregate.

Civica Office Commons

In November 2016, the Company sold Civica Office Commons for a sales price of $193.0 million. The Company originally acquired Civica Office Commons in February 2015 for a purchase price of $205.5 million.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

•	Whether we will be able to complete the sale of all or substantially all of our assets as expected;

•	Unanticipated difficulties or expenditures relating to the Plan of Liquidation;

•	Risks associated with the potential response of tenants, business partners and competitors to the announcement of the Plan of Liquidation;

•	Risks associated with legal proceedings that may be instituted against us and others related to the Plan of Liquidation;

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

Executive Summary

Hines Real Estate Investment Trust, Inc. (“Hines REIT” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines REIT Properties, L.P. (the “Operating Partnership”) were formed in August 2003 for the purpose of investing in and owning interests in real estate. We raised approximately $2.7 billion through various public offerings of our common stock from 2004 to 2009. We used these proceeds to invest in real estate in order to satisfy our primary investment objectives, including preserving invested capital, paying regular cash distributions and achieving modest capital appreciation of our assets over the long term. We have made investments directly through entities wholly owned by the Operating Partnership or indirectly through other entities such as through our investment in the Core Fund. As of September 30, 2016, we had direct and indirect interests in 14 properties. These properties consist of 13 office properties located throughout the United States and one grocery-anchored shopping center. In total, we acquired interests in 66 properties since our inception and have sold our interests in 63 of those properties as of November 14, 2016.

The following table provides summary information regarding the properties in which we owned interests as of September 30, 2016. All assets which are 100% owned by us are referred to as “directly-owned properties.” All other properties are owned indirectly through investments in the Core Fund.

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership(1)
Directly-owned Properties
Office Properties
2100 Powell (2)	Emeryville, California	12/2006	345,982	91%	100%
3 Huntington Quadrangle (3)	Melville, New York	07/2007	407,912	94%	100%
Daytona Buildings (2)	Redmond, Washington	12/2006	251,313	100%	100%
Laguna Buildings (2)	Redmond, Washington	01/2007	460,661	100%	100%
1900 and 2000 Alameda (2)	San Mateo, California	06/2005	267,006	97%	100%
5th and Bell (2)	Seattle, Washington	06/2007	197,135	100%	100%
Howard Hughes Center (2)	Los Angeles, California	01/2014	1,334,586	79%	100%
Civica Office Commons (4)	Bellevue, Washington	02/2015	312,295	97%	100%
2851 Junction Avenue (2)	San Jose, California	05/2015	155,613	100%	100%
Total for Office Properties			3,732,503	91%

Grocery-Anchored Portfolio
Champions Village (5)	Houston, Texas	11/2008	392,870	82%	100%
Total for Grocery-Anchored Portfolio			392,870	82%
Total for Directly-owned Properties			4,125,373	90%

Indirectly-owned Properties
Core Fund Properties
One Atlantic Center (6)	Atlanta, Georgia	07/2006	1,100,312	91%		24%
Renaissance Square (7)	Phoenix, Arizona	12/2007	967,379	76%		24%
Wells Fargo Center (8)	Sacramento, California	05/2007	508,402	85%		20%
Warner Center	Woodland Hills, California	10/2006	808,274	93%		20%
Total for Core Fund Properties			3,384,367	86%
Total for All Properties			7,509,740	88%	(9)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On September 30, 2016, Hines REIT owned a 91.1% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 8.9% interest in the Operating Partnership. In addition, we owned an approximate 28.8% non-managing general partner interest in the Core Fund as of September 30, 2016. The Core Fund does not own 100% of these properties; its ownership interest in its properties ranges from 67.8% to 84.9%.

(2)
In November 2016, we sold 2100 Powell, the Daytona Buildings, the Laguna Buildings, 1900 and 2000 Alameda, 5th and Bell, Howard Hughes Center and 2851 Junction Avenue (the “West Coast Assets”). See “Subsequent Events” for additional information.

(3)	In June 2016, we entered into a contract to sell 3 Huntington Quadrangle. We expect the closing of this sale to occur during the fourth quarter of 2016.

(4)	In November 2016, we sold Civica Office Commons. See “Subsequent Events” for additional information.

(5)	In October 2016, we sold Champions Village. See “Subsequent Events” for additional information.

(6)	In October 2016, the Core Fund sold One Atlantic Center for a sales price of $318.1 million. The Core Fund acquired One Atlantic Center in July 2006 for a purchase price of $305.0 million.

(7)	In November 2016, the Core Fund entered into a contract to sell Renaissance Square. The Core Fund expects the closing of this sale to occur during the fourth quarter of 2016.

(8)	In November 2016, the Core Fund sold Wells Fargo Center for a sales price of $175.6 million. The Core Fund acquired Wells Fargo Center in May 2007 for a purchase price of $224.0 million.

(9)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 89%.

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

On June 29, 2016, in connection with a review of our potential strategic alternatives, our board of directors determined that it is in our best interest and in the best interest of our stockholders to sell all or substantially all of our properties and assets and liquidate and dissolve pursuant to a plan of liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the liquidation is to seek to maximize stockholder value by liquidating our assets and distributing the net proceeds of the liquidation to our stockholders. As part of the Plan of Liquidation, we and certain of our affiliates have entered into an Agreement of Sale and Purchase, dated as of June 29, 2016, with BRE Hydra Property Owner LLC (“Purchaser” and such agreement, the “West Coast Asset Agreement”) to sell to Purchaser, an affiliate of Blackstone Real Estate Partners VIII L.P., for a purchase price of $1.162 billion, the following seven properties of the Company: Howard Hughes Center in Los Angeles, California, Laguna Buildings in Redmond, Washington, 2100 Powell in Emeryville, California, 1900 and 2000 Alameda in San Mateo, California, Daytona Buildings in Redmond, Washington, 5th and Bell in Seattle, Washington and 2851 Junction Avenue in San Jose, California (collectively, the “West Coast Assets”, and such transaction the “West Coast Asset Sale”). As required by Maryland law and our charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of our common stock outstanding and entitled to vote thereon at our annual meeting of shareholders held on November 7, 2016. The West Coast Asset Sale closed thereafter on November 10, 2016. If the sale of all or substantially all of our assets is completed as expected, we expect to make one or more liquidating distributions to our stockholders during the period of the liquidation process and expect to make the first of these liquidating distributions to our stockholders prior to December 31, 2016. There can be no assurances regarding the amounts of any distributions or the timing thereof.

Our portfolio was 89% and 88% leased (based on our effective ownership) as of September 30, 2016 and December 31, 2015, respectively. As a result of the strategic acquisitions and dispositions described above, as of September 30, 2016, our portfolio was geographically located 88% in the West, 3% in the East and 9% in the South. Our management closely monitors the portfolio’s lease expirations, which for the period from October 1, 2016 through December 31, 2016, and for each of the years ending December 31, 2017 through December 31, 2020, are expected to approximate 2%, 7%, 15%, 9% and 8%, respectively, of leasable square feet. We believe this level of expirations is manageable. Although we continue to lease our properties to a diverse tenant base over a variety of industries, as of September 30, 2016, our portfolio was approximately 16% leased to over 33 companies in the financial and insurance industries, approximately 15% leased to over 27 companies in the information and technology industries, approximately 13% leased to over 15 companies in the manufacturing industry and approximately 9% leased to over 34 companies in the professional services industry.

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

Financial Condition, Liquidity and Capital Resources

General

Our principal cash requirements have been for the acquisition of real estate investments, property-level operating expenses, capital improvements and leasing costs, strategic investments in real property, debt service, corporate-level general and administrative expenses, distributions and redemptions. We have four primary sources of capital for meeting our cash requirements:

•	proceeds from our dividend reinvestment plan, which was suspended effective as of June 30, 2016;

•	debt financings, including secured or unsecured facilities;

•	proceeds from the sale of our properties, including those owned by the Core Fund; and

•	cash flow generated by our real estate investments and operations.

We are focused on maintaining a strong cash position and managing our capital needs. Our liquidity needs were primarily met through cash flow generated by our properties and distributions from unconsolidated entities. Additionally, due to our ability to execute on several strategic asset sales, we had available liquidity to acquire additional investment properties in order to reposition our portfolio for a liquidity event. As described earlier, our board of directors and our shareholders have approved the Plan of Liquidation. In accordance with the Plan of Liquidation, we plan to sell all of our remaining directly-owned properties and we also plan to sell all of the remaining properties we own indirectly thorough the Core Fund. After the payment or provision for all of our outstanding liabilities, we expect to distribute the sales proceeds to our stockholders. Below is a list of the properties sold by us and the Core Fund during the nine months ended September 30, 2016:

Hines REIT Asset Sales

•
1515 S. Street - In April 2016, we sold 1515 S. Street, an office building located in Sacramento, California, for a sales price of $68.5 million. We acquired 1515 S. Street in November 2005 for a purchase price of $66.6 million. We received net proceeds of $67.9 million from this sale.

•
345 Inverness Drive and Arapahoe Business Park - In May 2016, we sold 345 Inverness Drive and Arapahoe Business Park, two office buildings located in Denver, Colorado, for a sales price of $78.5 million. We acquired 345 Inverness Drive and Arapahoe Business Park in December 2008 for a purchase price of $66.5 million. We received net proceeds of $76.2 million from this sale.

•
3400 Data Drive - In July 2016, we sold 3400 Data Drive, an office building located in Rancho Cordova, California, for a sales price of $26.0 million. We acquired 3400 Data Drive in November 2006 for a purchase price of $32.8 million. We received net proceeds of $25.6 million from this sale.

•
JPMorgan Chase Tower - In August 2016, we sold JPMorgan Chase Tower, an office building located in Dallas, Texas, for a sales price of $273.0 million. We acquired JPMorgan Chase Tower in November 2007 for a purchase price of $289.6 million. We received net proceeds of $262.7 million from this sale.

•
Grocery-Anchored Portfolio properties - In August 2016, we sold seven of the Grocery-Anchored Portfolio properties, exclusive of Champions Village, for an aggregate net sale price of $158.0 million. The Grocery-Anchored Portfolio consists of eight grocery-anchored shopping centers that were acquired in January 2014 for $178.2 million in aggregate. We received net proceeds of $152.3 million from this sale.

•
321 North Clark - In August 2016, we sold 321 North Clark, an office building located in Chicago, Illinois, for a sales price of $340.1 million. We acquired 321 North Clark in April 2006 for a purchase price of $247.3 million. We received net proceeds of $330.5 million from this sale.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $4.0 million for the nine months ended September 30, 2016 compared to net cash provided by operating activities of $44.4 million for the nine months ended September 30, 2015. This decrease is primarily due to less proceeds from distributions from the sale of Core Fund assets and our dispositions of several properties during 2016 and 2015.

Cash Flows from Investing Activities

Net cash provided by investing activities was $933.8 million for the nine months ended September 30, 2016 compared to net cash provided by investing activities of $6.2 million for the nine months ended September 30, 2015. The factors that contributed to the change between the two periods are summarized below.

2016

•
We received proceeds of $915.2 million from the sale of 1515 S. Street, 345 Inverness Drive and Arapahoe Business Park, 3400 Data Drive, JPMorgan Chase Tower, seven of the Grocery-Anchored Portfolio properties and 321 North Clark in 2016 and $1.0 million primarily related to the release of an escrow from a previous sale.

•	We received distributions from the Core Fund totaling $22.5 million, all of which was included in cash flows from investing activities, as they exceeded our equity in earnings of the joint venture.

•	We had cash outflows related to capital expenditures at operating properties of $3.6 million.

2015

•	We had cash outflows related to our acquisition of Civica Office Commons in February 2015 and 2851 Junction Avenue in May 2015 of $270.3 million.

•	We received proceeds of $231.5 million from the sale of 2555 Grand, Citymark and 4050/4055 Corporate Drive in 2015.

•
We received distributions from the Core Fund totaling $81.1 million, of which $53.4 million was included in cash flows from investing activities, as they exceeded our equity in earnings of the joint venture.

•	We had cash outflows related to capital expenditures at operating properties of $9.6 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 decreased by $849.9 million as compared to the same period in the prior year. This decrease is primarily due to our repayment of the remaining balances on our debt in the current period.

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

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2016 (1)
September 30, 2016	$—	$—	$—	$—
June 30, 2016	14,920	—	14,920	74
March 31, 2016	9,626	5,326	14,952	75
Total	$24,546	$5,326	$29,872	$149

2015 (1)
December 31, 2015	$9,717	$5,426	$15,143	$75
September 30, 2015	9,731	5,445	15,176	76
June 30, 2015	9,645	5,416	15,061	74
March 31, 2015	9,507	5,424	14,931	74
Total	$38,600	$21,711	$60,311	$299

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

Redemptions

During the nine months ended September 30, 2016 and 2015, we funded redemptions of $14.6 million and $26.9 million, respectively, pursuant to the terms of our share redemption program. Generally, funds available for redemption are limited to the amount of proceeds received from our dividend reinvestment plan in the prior quarter. However, our board of directors has the discretion to redeem shares in excess of this amount if it determines there are sufficient available funds and it is appropriate to do so as long as the total amount redeemed does not exceed the amount required to redeem 10% of our shares outstanding as of the same date in the prior calendar year. Our board of directors determined to waive this limitation on the share redemption plan and fully honor all eligible requests received through the first quarter of 2016, which were in excess of the $5.4 million received from our dividend reinvestment plan in the prior quarter. On May 31, 2016, our board of directors determined to suspend indefinitely our share redemption program effective as of June 30, 2016.

Debt Financings

We use debt financing from time to time for investments in real property, property improvements, tenant improvements, leasing commissions and other working capital needs. Most of our debt was in the form of secured mortgage loans, which we entered into at the time each real estate asset was acquired. We had no outstanding notes payable as of September 30, 2016 with respect to our directly-held properties, but due to debt on properties owned by the Core Fund, our portfolio was 6% leveraged as of September 30, 2016, with 68% of the debt in the form of fixed-rate mortgage loans. By comparison, our portfolio was 37% leveraged as of December 31, 2015, with 53% of our debt in the form of fixed-rate mortgage loans. This leverage percentage is calculated using the estimated aggregate value of our real estate investments (including our pro-rata share of real estate assets through our investments in other entities such as the Core Fund), cash and cash equivalents and restricted cash on hand as of that date.  Additionally, as of December 31, 2015, our debt financing had a weighted average interest rate of 3.9% (including the effect of interest rate swaps).

The following list summarizes our debt financings for the nine months ended September 30, 2016 and 2015:

2016

•
We made payments of $100.0 million to pay down the JPMorgan Chase Tower secured mortgage debt in January 2016. In August 2016, we made payments of $48.9 million to fully pay down the JPMorgan Chase Tower secured mortgage loan with proceeds from the sale of JPMorgan Chase Tower.

•	We made payments of $36.6 million to fully pay down the 1515 S. Street secured mortgage loan with proceeds from the sale in April 2016. We incurred a prepayment penalty of $0.1 million.

•	We made payments of $14.2 million to fully pay down the 345 Inverness Drive secured mortgage loan with proceeds from the sale in May 2016. We incurred a prepayment penalty of $0.5 million.

•
We made payments of $18.1 million to fully pay down the outstanding debt balance with Deutsche Bank related to 3400 Data Drive in July 2016. We made a payment of $0.4 million to settle the interest rate swap contract related to 3400 Data Drive.

•	We made payments of $4.8 million to fully pay down the Thompson Bridge Commons secured mortgage loan with proceeds from the sale in August 2016. We incurred a prepayment penalty of $0.4 million.

•	We made payments of $169.7 million to fully pay down the outstanding debt balance with Deutsche Bank related to 321 North Clark and 1900 and 2000 Alameda in August 2016.

•
We made payments of $198.9 million to fully pay down the outstanding debt balance with Deutsche Bank related to 2100 Powell, Daytona and Laguna Buildings in August 2016. We made a payment of $4.8 million to settle the interest rate swap contract related to 2100 Powell, Daytona and Laguna Buildings.

•
We received proceeds of $280.6 million under a revolving credit facility (the “Revolving Loan Commitment”) pursuant to a credit agreement with JPMorgan Chase Bank, N.A. (“Chase”) and we made payments of $342.0 million to fully pay down the balance on the Revolving Loan Commitment. Of the $342.0 million payments made, $210.0 million were proceeds from the sale of JPMorgan Chase Tower and $15.0 million were proceeds from the sale of seven of the Grocery-Anchored Portfolio properties.

•
We also made payments of $200.0 million to fully pay down the balance on the JPMorgan Chase Revolving Credit Facility - Term Loan with proceeds from the sale of seven of the Grocery-Anchored Portfolio properties and 321 North Clark.

2015

•
We received proceeds of $30.0 million related to our Bridge Credit Agreement (the “Bridge Credit Agreement”) with Chase to fund our acquisition of Civica Office Commons. We made a payment of $30.0 million to fully pay down this financing in July 2015.

•	We received proceeds of $268.0 million under the Revolving Loan Commitment and we made payments of $245.6 million in February 2015 related to this agreement.

•	We made payments of $9.1 million to fully pay down the Arapahoe Business Park I secured mortgage loan in April 2015.

•	We made payments of $9.5 million to fully pay down the Arapahoe Business Park II secured mortgage loan in September 2015.

•	We made payments of $0.3 million for financing costs related to our loans.

Results of Operations

RESULTS OF OUR DIRECTLY-OWNED PROPERTIES

We directly owned 8 same-store properties as of January 1, 2015 that were 89% leased as of September 30, 2016 as compared to 87% leased as of September 30, 2015. The table below includes revenues and expenses of our directly-owned properties for the three and nine months ended September 30, 2016 and 2015. Disposed properties include the results of operations of properties that were sold, but whose results were not classified as discontinued operations (all amounts in thousands, except for percentages):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Property revenues in excess of expenses (1)
Same-store properties	$20,865	$17,505	$3,360	19.2%
Disposed properties	6,959	13,718	(6,759)	(49.3)%
Total property revenues in excess of expenses	$27,824	$31,223	$(3,399)	(10.9)%

Other
Depreciation and amortization	$—	$21,491	$(21,491)	(100.0)%
Transaction expenses	$928	$—	$928	100.0%
Impairment losses	$6,909	$16,033	$(9,124)	(56.9)%
Gain (loss) on derivative instruments, net	$3,913	$3,922	$(9)	(0.2)%
Gain (loss) on settlement of debt	$(380)	$—	$(380)	100.0%
Gain (loss) on sale of real estate investments	$173,344	$20,711	$152,633	737.0%
Interest expense	$4,380	$9,397	$(5,017)	(53.4)%

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Property revenues in excess of expenses (1)
Same-store properties	$44,839	$40,714	$4,125	10.1%
Recent acquisitions	12,144	8,971	3,173	35.4%
Disposed properties	26,694	42,465	(15,771)	(37.1)%
Total property revenues in excess of expenses	$83,677	$92,150	$(8,473)	(9.2)%

Other
Depreciation and amortization	$38,190	$66,782	$(28,592)	(42.8)%
Transaction expenses	$4,391	$—	$4,391	100.0%
Impairment losses	$30,372	$16,033	$14,339	89.4%
Gain (loss) on derivative instruments, net	$12,311	$11,449	$862	7.5%
Gain (loss) on settlement of debt	$(978)	$—	$(978)	100.0%
Gain (loss) on sale of real estate investments	$209,774	$50,094	$159,680	318.8%
Interest expense	$21,202	$28,717	$(7,515)	(26.2)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

The increase in property revenues in excess of expenses for the same-store properties for the three and nine months ended September 30, 2016 is primarily due to an increase in leasing activity.

Depreciation and amortization decreased during the three and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to the sale of several properties during 2015 and the sale of 1515 S. Street in April 2016, 345 Inverness Drive and Arapahoe Business Park in May 2016, 3400 Data Drive in July 2016, JPMorgan Chase Tower, and seven of the Grocery-Anchored Portfolio properties and 321 North Clark in August 2016. As of June 30, 2016, we determined that all of our directly-owned properties were classified as held for sale, therefore, no depreciation and amortization were recorded on these assets during the three months ended September 30, 2016.

Transaction expenses increased during the three and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to an increase in legal fees associated with the Plan of Liquidation.

Gain on sale of real estate investments increased during the three and nine months ended September 30, 2016, as compared to the same periods in 2015 as a result of the sale of several properties in 2016.

Interest expense decreased during the three and nine months ended September 30, 2016, as compared to the same periods in 2015 as a result of a decrease in total debt outstanding.

For the third quarter of 2016, we determined that our directly-owned properties located in Dallas, Texas, Houston, Texas and Bellevue, Washington were impaired based on such long-lived assets having carrying values that exceeded their fair values less cost to sell. Accordingly, we recorded an impairment charge of $6.9 million to write these assets down to fair value for the three months ended September 30, 2016.

For the nine months ended September 30, 2016, we determined that our directly-owned properties located in Melville, New York, Dallas, Texas, Houston, Texas and Bellevue, Washington were impaired based on such long-lived assets having carrying values that exceeded their fair values less cost to sell. Accordingly, we recorded an impairment charge of $30.4 million to write these assets down to fair value for the nine months ended September 30, 2016.

As a result of future expected disposals in accordance with the Plan of Liquidation and other factors, our results of operations for the period ended September 30, 2016 could differ from our results of operations in future periods.

RESULTS FOR OUR INDIRECTLY-OWNED PROPERTIES

Our Interest in the Core Fund

As of September 30, 2016, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 4 properties that were 86% leased. As of September 30, 2015, we owned a 28.8% non-managing general partner interest in the Core Fund, which held interests in 8 properties that were 81% leased.

Our equity in losses related to our investment in the Core Fund for the three months ended September 30, 2016 was $7.9 million, compared to equity in losses of $5.3 million for the three months ended September 30, 2015. Our equity in losses related to our investment in the Core Fund for the nine months ended September 30, 2016 was $0.8 million, compared to equity in earnings of $27.7 million for the nine months ended September 30, 2015. The change in our equity in earnings (losses) for the three and nine months ended September 30, 2016 primarily resulted from the following:

•
In January 2016, the Core Fund sold The Carillon Building for a sales price of $147.0 million. The Carillon Building was acquired in July 2007 for a purchase price of $140.0 million. As a result of the sale, we recognized a gain on sale of $14.4 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016.

•
In March 2016, the Core Fund sold 525 B Street for a sales price of $122.0 million. 525 B Street was acquired in August 2005 for a purchase price of $116.3 million. As a result of the sale, we recognized a gain on sale of $3.6 million, which is included in equity in earnings (losses) of unconsolidated entities, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016.

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

•
For the three months ended September 30, 2016, the Core Fund recorded impairment losses of $30.6 million on Renaissance Square in Phoenix, Arizona and Warner Center in Woodland Hills, California since such long-lived assets had carrying values that exceeded their fair values based on a purchase and sale agreement or third-party guidance received during its marketing process. For the nine months ended September 30, 2016, the Core Fund recorded impairment losses of $66.6 million on Renaissance Square in Phoenix, Arizona, Wells Fargo Center in Sacramento, California and Warner Center in Woodland Hills, California since such long-lived assets had carrying values that exceeded their fair values based on a purchase and sale agreement or third-party guidance received during its marketing process. For the three and nine months ended September 30, 2015, the Core Fund recorded impairment losses of $16.7 million and $38.8 million, respectively, on Riverfront Plaza in Richmond, Virginia due to deterioration of market conditions. Riverfront Plaza was sold in December 2015.

CORPORATE LEVEL ACTIVITIES

Other Corporate-level Activities

The tables below provide detail relating to our asset management fees and general and administrative expenses (all amounts in thousands, except percentages):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Acquisition fee	$—	$—	—	—%
Asset management fee	6,542	11,064	(4,522)	(40.9)%
Asset management and acquisition fees	$6,542	$11,064	(4,522)	(40.9)%

Acquisition-related expenses	$—	$39	$(39)	(100.0)%
General and administrative expenses	$2,101	$1,648	$453	27.5%

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Acquisition fee	$—	$580	(580)	(100.0)%
Asset management fee	21,106	27,612	(6,506)	(23.6)%
Asset management and acquisition fees	$21,106	$28,192	(7,086)	(25.1)%

Acquisition related expenses	$—	$639	$(639)	(100.0)%
General and administrative expenses	$5,346	$5,078	$268	5.3%

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

Acquisition fees decreased for the nine months ended September 30, 2016, as compared to the same periods in 2015, due to no acquisition fees having been incurred for the three and nine months ended September 30, 2016, while acquisition fees were incurred on our acquisitions of Civica Office Commons in February 2015 and 2851 Junction Avenue in May 2015. In connection with the acquisition of Civica Office Commons, we were obligated to pay approximately $2.1 million of acquisition fees to our Advisor, half of which was payable in cash and half of which was payable related to the Participation Interest. Our Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.6 million of the cash acquisition fee and all of the $1.0 million acquisition fee payable as an increase to the Participation Interest. In connection with the acquisition of 2851 Junction Avenue in May 2015, we were obligated to pay approximately $0.9 million of acquisition fees to the Advisor, half of which was payable in cash and half of which was payable as an increase to the Participation Interest. The Advisor and HALP, the holder of the Participation Interest, respectively, agreed to waive $0.3 million of the cash acquisition fee and all of the $0.4 million acquisition fee payable as an increase to the Participation Interest.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. Our asset management fees decreased for the three and nine months ended September 30, 2016 partially due to our sales of real estate investments in 2015 and 2016. Additionally, we recorded a $2.3 million reduction in the Participation Interest liability as of June 30, 2016 based on our expectation to distribute approximately $6.35 to $6.65 per share to our shareholders pursuant to the execution of the Plan of Liquidation.

General and administrative expenses include legal and accounting fees, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. General and administrative expenses increased for the three and nine months ended September 30, 2016 due to an increase in legal fees.

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

•
MFFO excludes acquisition expenses. Although these amounts reduce net income, we have funded such costs during the periods presented with sales proceeds and acquisition-related indebtedness and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

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

The table below summarizes FFO and MFFO attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015 and a reconciliation of such non-GAAP financial performance measures to our net income (loss) for the periods then ended (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$176,065	$(9,164)	$183,417	$35,652
Depreciation and amortization(1)	—	21,491	38,190	66,782
(Gain) loss on sale or dissolution of investment property and unconsolidated joint venture(2)	(173,344)	(20,711)	(209,774)	(50,094)
Impairment on real estate investments(3)	6,909	16,033	30,372	16,033
Adjustments to equity in earnings (losses) from unconsolidated entities, net(4)	9,158	8,688	4,205	(18,124)
Adjustments for noncontrolling interests(5)	(1,656)	(173)	(1,498)	(625)
Funds from Operations attributable to common stockholders	17,132	16,164	44,912	49,624
(Gain) loss on derivative instruments(6)	(3,913)	(3,922)	(12,311)	(11,449)
Other components of revenues and expenses(7)	(824)	1,277	4,961	6,773
Acquisition fees and expenses (8)	—	39	—	1,219
Adjustments to equity in earnings (losses) from unconsolidated entities, net(4)	20	(495)	(356)	(1,600)
Adjustments for noncontrolling interests(5)	416	246	661	394
Modified Funds from Operations attributable to common stockholders	$12,831	$13,309	$37,867	$44,961

Basic and diluted net income (loss) per common share	$0.79	$(0.04)	$0.83	$0.16
Funds From Operations attributable to common stockholders per common share	$0.08	$0.07	$0.20	$0.22
Modified Funds From Operations attributable to common stockholders per common share	$0.06	$0.06	$0.17	$0.20
Weighted average shares outstanding	221,632	223,004	221,790	223,658

(1)
Represents the depreciation and amortization of various real estate assets. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. As of June 30, 2016, we determined that all of our directly-owned properties were classified as held for sale, therefore, no depreciation and amortization were recorded on these assets for the three months ended September 30, 2016.

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

(3)
Represents impairment charges recorded for the third quarter of 2016 in accordance with GAAP. See “Results of Operations — Results of our Directly-Owned Properties” for additional information regarding our impairment charges.

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

(7)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Straight-line rent adjustment (a)	$(1,215)	$(2,421)	$(6,200)	$(3,974)
Amortization of lease incentives (b)	—	4,211	10,660	12,187
Amortization of out-of-market leases (b)	—	(628)	(695)	(1,824)
Settlement of debt (c)	380	—	978	—
Other	11	115	218	384
	$(824)	$1,277	$4,961	$6,773

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

(b)
Represents the amortization of lease incentives and out-of-market leases.  As stated in Note 1 above, historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of MFFO. As of June 30, 2016, we determined that all of our directly-owned properties were classified as held for sale, therefore, no depreciation and amortization were recorded on these assets for the three months ended September 30, 2016.

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

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Champions Village

In October 2016, we sold Champions Village for a sales price of $50.0 million to the same buyer that purchased seven of the Grocery-Anchored Portfolio properties in August 2016. The Grocery-Anchored Portfolio consisted of eight grocery-anchored shopping centers that were acquired in January 2014 for $178.2 million in aggregate. See Note 3 — Real Estate Investments — Property Sales for information regarding the sale of seven of the Grocery-Anchored Portfolio properties.

West Coast Assets

As described in Note 1 — Organization, in November 2016, we sold the West Coast Assets for an aggregate sales price of $1.162 billion. We originally acquired the West Coast Assets between June 2005 and May 2015 for a purchase price of $1.1 billion in aggregate.

Civica Office Commons

In November 2016, we sold Civica Office Commons for a sales price of $193.0 million. We originally acquired Civica Office Commons in February 2015 for a purchase price of $205.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Interest rate risk is the primary risk in pursuing our business plan. As of September 30, 2016, we had no outstanding debt secured by our directly-held properties and no exposure to changes in foreign currency exchange rates on equity prices.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business and from time to time, the Company is also subject to other types of litigation. Please see the description below for information concerning a purported derivative and class action lawsuit. As of September 30, 2016, neither the Company nor any of its subsidiaries was a party to any pending legal proceeding which the Company believed was material.

On August 11, 2016, a purported derivative and class action lawsuit, Gamburg v. Hines Real Estate Investment Trust, Inc., et al., No. 24-C-16-004496, was filed in the Circuit Court for Baltimore City, against the Company, our Advisor and its owners, certain affiliated entities and current and former members of the Board, alleging, among other things, that they breached their fiduciary, contractual and other duties, caused the waste of corporate assets, and misappropriated corporate assets in connection with certain payments related to the participation interest that are expected to be made to certain affiliated entities in connection with the Plan of Liquidation and in connection with other payments that have previously been made to entities affiliated with our Advisor. The plaintiffs filed an amended complaint on October 20, 2016. The amended complaint seeks monetary damages from the entities affiliated with our Advisor and individual defendants as well as a variety of equitable and injunctive relief against all parties, including enjoining any distributions pursuant to the Plan of Liquidation, enjoining the dissolution of the Company and seeking attorneys’ fees and expenses, and unspecified actual and punitive damages. We intend to seek dismissal of the derivative claims. The Company and the other defendants believe the purported direct claims, as well as the derivative claims, against them are wholly without merit and intend to vigorously defend against them.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2016, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

On May 31, 2016, our board of directors voted to suspend indefinitely our share redemption program, effective as of June 30, 2016.  Accordingly, there were no share redemptions during the three months ended September 30, 2016.

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

HINES REAL ESTATE INVESTMENT TRUST, INC.

November 14, 2016	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

November 14, 2016	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.		Description
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
The following materials from Hines Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith